Form 10-Q
period 1995-03-31
ENVIRONMENTAL POWER CORP
filed 1995-05-12
CIK 805012

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
 X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
- - - ---
of 1934

For the quarterly period ended March 31, 1995 or
                               --------------

     Transition report pursuant to Section 13 or 15 (d) of the Securities
- - - ----
Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

Commission file number   0-15472
                       ------------------------------------------

                        Environmental Power Corporation
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                           04-2782065
  -------------------------------       ------------------------------
  (State or other jurisdiction of              (IRS Employer
   incorporation or organization)           Identification No.)

31 Raynes Avenue, Portsmouth, New Hampshire          03801
- - - ----------------------------------------------------------------
     (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code (603) 431-1780
                                                   --------------

- - - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

                  Number of shares of Common Stock outstanding
                         at  May 12, 1995 - 10,662,179
                            ---------------------------

                     The Exhibit Index appears on Page 10.


                          Total number of pages is 11.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                 Page No.
                                                               -------

     Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (unaudited)
     March 31, 1995 and December 31, 1994...................      3

     Condensed Consolidated Statements of Operations
     (unaudited) for the Three Months Ended
     March 31, 1995 and March 31, 1994......................      4

     Condensed Consolidated Statements of
     Cash Flows (unaudited) for the Three
     Months Ended March 31, 1995 and March 31, 1994.........      5

     Notes to Condensed Consolidated Financial
     Statements.............................................      6

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations.............................................      7-9

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and reports on Form 8-K..............      10

     Signatures.............................................      11

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

                                                               MARCH 31         DECEMBER 31
                                                                 1995              1994
                                                             ------------       -----------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $    991,243       $   356,527
 Receivable from utility                                        1,108,311         5,370,098
 Receivable from sale of affiliate                              1,453,724         4,165,900
 Other current assets                                           1,397,311         2,093,051
                                                             ------------       -----------
                     TOTAL CURRENT ASSETS                       4,950,589        11,985,576

PROPERTY, PLANT AND EQUIPMENT, NET                              7,043,181         7,026,804

DEFERRED INCOME TAX ASSETS                                      6,493,245         4,995,245

LEASE RIGHTS, NET                                               3,167,265         3,204,531

NOTES RECEIVABLE                                                3,246,275         3,263,164

ACCRUED POWER GENERATION REVENUE                                6,379,428         5,311,324

OTHER ASSETS                                                      175,000           175,000
                                                             ------------       -----------
                                                             $ 31,454,983       $35,961,644
                                                             ============       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                       $  5,971,198       $ 6,969,386
 Other current liabilities                                      1,138,662         3,559,851
                                                             ------------       -----------
                     TOTAL CURRENT LIABILITIES                  7,109,860        10,529,237

DEFERRED GAIN, NET                                              6,553,727         6,630,830

SECURED PROMISSORY NOTES PAYABLE
   AND OTHER BORROWINGS                                         5,933,771         5,971,270

ACCRUED LEASE EXPENSE                                           6,379,428         5,311,324

DEFERRED REVENUE                                                2,878,646         2,825,972

MAINTENANCE RESERVE                                               375,000           250,000

SHAREHOLDERS' EQUITY
 Preferred Stock ($.01 par value; 981,260 shares authorized;
   18,740,shares issued at December 31, 1993)                         --                187
 Common Stock ($.01 par value; 20,000,000 shares authorized;
   10,762,179 shares issued; 10,662,179 shares and
   10,582,179 shares outstanding at March 31, 1995 and
   December 31, 1994, respectively)                               107,622           106,822
 Additional paid-in capital                                    13,082,520        13,963,993
 Unearned compensation                                           (127,196)         (147,281)
 Accumulated deficit                                          (10,361,519)       (8,112,974)
                                                             ------------       -----------
                                                                2,701,427         5,810,747

 Less: 100,000 common shares held in Treasury, at cost            (75,000)          (75,000)
        18,740 preferred shares, at cost                              --           (890,860)
        Notes receivable from officers                           (401,876)         (401,876)
                                                             ------------       -----------
                                                                2,224,551         4,443,011
                                                             ------------       -----------
                                                             $ 31,454,983       $35,961,644
                                                             ============       ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31
                                                         1995           1994
                                                      -----------    -----------
POWER GENERATION REVENUES                              $ 7,943,959   $ 4,411,469
                                                       -----------   -----------
Costs and expenses:
 Operating expenses                                      5,620,642     1,892,264
 Lease expense                                           5,375,173           --
 General and administrative expenses                       811,313       285,994
 Depreciation and amortization                              41,680       970,992
                                                      ------------   -----------
                                                        11,848,808     3,149,250
                                                      ------------   -----------
OPERATING (LOSS) INCOME                                 (3,904,849)    1,262,219

Other Income (Expense):
 Interest income                                           108,698       258,050
 Interest expense                                          (27,497)   (2,853,994)
 Minority interest                                             --        213,951
 Other income                                               77,103           --
                                                      ------------   -----------
                                                           158,304    (2,381,993)
                                                      ------------   -----------

LOSS BEFORE INCOME TAXES                                (3,746,545)   (1,119,774)

INCOME TAX BENEFIT - Note B                              1,498,000       391,921
                                                      ------------   -----------

NET LOSS                                              $ (2,248,545)  $  (727,853)
                                                      ============   ===========

NET LOSS PER SHARE - Note C                           $      (0.21)  $     (0.07)
                                                      ============   ===========

No dividends were paid or declared during the periods presented.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           Three Months Ended
                                                                March 31
                                                          1995           1994
                                                      -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                             $(2,248,545)    $  (727,853)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                            41,680         970,992
  Deferred income taxes                                (1,498,000)       (576,913)
  Amortization of deferred gain                           (77,103)            --
  Minority interest                                           --         (354,452)
  Amortization of unearned compensation                    20,085             --
  Accrued power generation revenue                     (1,068,104)            --
  Accrued lease expense                                 1,068,104             --
  Changes in operating assets and liabilities:
   (Increase) decrease in receivable from utility       4,261,787      (2,096,542)
   Decrease in receivable from sale of affiliate        2,712,176             --
   Decrease in other current assets                       712,629          68,625
   Increase (decrease) in accounts payable and
    accrued expenses                                     (998,188)      2,474,817
   Increase in deferred revenue                            52,674             --
   Decrease in other current liabilities               (2,421,189)            --
   Increase in maintenance reserve                        125,000             --
                                                      -----------     -----------
    Cash provided by (used in) operating activities       683,006        (241,326)
                                                      -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of office equipment                                --           (2,038)
 Proceeds from sale of office equipment                     7,320             --
 Lease rights expenditures                                    --          (60,921)
 Property, plant & equipment expenditures                     --       (4,607,419)
 Capitalized facility under development expenditures      (28,111)        (27,978)
                                                      -----------     -----------
    Cash used in investing activities                     (20,791)     (4,698,356)
                                                      -----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from tax exempt borrowings and equity
  bridge loans                                                --        5,320,310
 Payment of secured promissory notes payable
  and other borrowings                                    (37,499)        (55,703)
 Proceeds from sale of common stock                        10,000              --
                                                      -----------     -----------
    Cash (used in) provided by financing activities       (27,499)      5,264,607
                                                      -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                     634,716         324,925

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            356,527       9,065,413
                                                      -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   991,243     $ 9,390,338
                                                      ===========     ===========

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B--PROVISION FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which the Company expects income tax benefits will be realized in future years.

NOTE C--LOSS PER SHARE

The Company computes its earnings per common share using the modified treasury stock method ("modified method") in accordance with Accounting Principles Board Opinion No. 15. The modified method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents exceeds 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock and the remainder invested in U.S. government securities. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- - - ----------------------------------------------------------

Financial Condition
- - - -------------------

     On March 31, 1995, the Company had cash and cash equivalents of $991,243 as compared to $356,527 at December 31, 1994. The increase is primarily due to the receipt in 1995 of a portion of the proceeds from the 1994 sale of the Company's remaining interest in the Sunnyside project.

     On March 31, 1995, the Company had a deficit in working capital of $2,159,271 compared to working capital of $1,456,339 at December 31, 1994. The decrease is primarily the result of an increase in current liabilities arising from first quarter operating losses of approximately $3.4 million related to the Scrubgrass project. Neither the Company nor its subsidiary, Buzzard Power Corporation, are obligated to utilize current assets to fund such liabilities for which payment is expected to be made from future operations. The Company has included for accounting purposes, both at March 31, 1995 and December 31, 1994, certain obligations included in current liabilities aggregating approximately $.5 million which either are in dispute or are expected to be paid from funds provided from noncurrent assets rather than from current assets.

     Receivable from utility relates to the Scrubgrass project and was $1,108,311 at March 31, 1995 as compared to $5,370,098 at December 31, 1994. The receivable at December 31, 1994 represents electric generation for the months of November and December. The receivable at March 31, 1995 represents electric generation for the month of March and was lower than expected due to unscheduled outage.

     Receivable from sale of affiliate relates to the Sunnyside project as mentioned above and was $1,453,724 and $4,165,900 at March 31, 1995 and December 31, 1994, respectively. On January 5, 1995 the Company received approximately $2.8 million in cash representing a portion of its proceeds from the sale.

     Other current assets were $1,397,311 at March 31, 1995 as compared to $2,093,051 at December 31, 1994. The decrease is primarily due to the collection of receivables for the reimbursement of overhead expenses related to the Scrubgrass project.

     Deferred income tax asset at March 31, 1995 was $6,493,245 as compared to $4,995,245 as of December 31, 1994. The increase is due to the federal income tax benefit recorded for 1995.

     Accrued power generation revenue increased to $6,379,428 at March 31, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents the receivable recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement.

     Accounts payable and accrued expenses decreased to $5,971,198 at March 31, 1995 from $6,969,386 at December 31, 1994. The decrease is due to the payment of such liabilities during the quarter.

     Other current liabilities decreased to $1,138,662 at March 31, 1995 from $3,559,851 at December 31, 1994. The decrease is primarily due to the settlement payment in full of approximately $1.5 million to the DBL Liquidating Trust together with a $900,000 repayment of the Scrubgrass working capital loan.

     Accrued lease expense was $6,379,428 at March 31, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents accrued lease expense recorded as a result of the straight-line accounting treatment of the lease expense over the 22 year lease term.

Results of Operations
- - - ---------------------

Revenues & Expenses

     Power generation revenues for the quarter ended March 31, 1995 were $7,943,959 and represent power generation at the Scrubgrass project, which the Company began leasing on June 30, 1994. Power generation revenues for the quarter ended March 31, 1994 were $4,411,469 and represent power generation at the Sunnyside project in which the Company sold its remaining interest on December 31, 1994.

     Lease expense relates to the Scrubgrass project and was $5,375,173 for the quarter ended March 31, 1995 as compared to the absence of such expenses for the first quarter of 1994.

     Operating expenses for the quarter ended March 31, 1995 relate to the Scrubgrass project and were $5,620,642. Operating expenses for the quarter ended March 31, 1994 relate to the Sunnyside project and were $1,892,264.

     General and administrative expenses for the quarter ended March 31, 1995 were $811,313 as compared to $285,994 for the quarter ended March 31, 1994. The increase is primarily due to third-party management expenses related to the Scrubgrass project.

     Depreciation and amortization expenses for the quarter ended
March 31, 1995 were $41,680 as compared to $970,992 for the quarter ended March 31, 1994. The decrease is primarily due to the sale in 1994 of the Sunnyside project as mentioned above.

     Interest income for the quarter ended March 31, 1995 was $108,698 and is primarily related to notes receivable in connection with the 1994 sale of the Sunnyside project. Interest income for the quarter ended March 31, 1994 was $285,994 and is primarily due to investment earnings on assets held by trustee and reserves related to the Sunnyside project.

     Interest expense declined to $27,497 for the quarter ended March 31, 1995 from $2,853,994 for the quarter ended March 31, 1994 primarily as a result of the 1994 sale of the Sunnyside project as mentioned above.

     Minority interest relates to the Sunnyside project and for the quarter ended March 31, 1994 was $213,951 as compared to the absence of such expense during the first quarter of 1995.

     Other income for the quarter ended March 31, 1995 was $77,103 and represents the current period amortization of the deferred gain of $6,785,035 arising from the original sale of the Scrubgrass project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994.



Liquidity and Capital Resources
- - - -------------------------------

       The Company's principal sources of cash to continue its general corporate activities in 1995 will be from current cash balances, additional proceeds received pursuant to the 1994 sale of the Sunnyside project, interest income on short-term investments and from cash flows which may become available from the Scrubgrass project. Various contractual obligations or potential obligations may require that any cash flows from the Scrubgrass project be used to increase certain reserve accounts and/or be used to fund contractual obligations of the project, and, therefore, may not be available to the Company. During the first quarter of 1995, management has undertaken a cost reduction program to significantly reduce general corporate overhead.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Computation of earnings per share

     (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



May 12, 1995                       Bayard R. Kraft III
                                   --------------------------------
                                   Bayard R. Kraft III
                                   Treasurer and
                                   Chief Financial Officer
                                   (principal accounting officer
                                   and authorized officer)