Form 10-Q
period 1995-06-30
ENVIRONMENTAL POWER CORP
filed 1995-08-14
CIK 805012

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
 X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
---
    of 1934

For the quarterly period ended June 30, 1995 or
                               -------------

____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number   0-15472
                       ------------------------------------------------------

                  Environmental Power Corporation
-----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


             Delaware                                  04-2782065
------------------------------               --------------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                     Identification No.)

31 Raynes Avenue, Portsmouth, New Hampshire                      03801
-----------------------------------------------------------------------------
             (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code    (603) 431-1780
                                                   --------------------



-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                               -----

                 Number of shares of Common Stock outstanding
                        at  August 9, 1995 - 10,662,179
                           -----------------------------

                     The Exhibit Index appears on Page 10.


                         Total number of pages is 11.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                           Page No.
                                                         -------
     Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1995 (unaudited) and December 31, 1994...      3

     Condensed Consolidated Statements of Operations
     (unaudited) for the Three and Six Months Ended
     June 30, 1995 and June 30, 1994....................     4

     Condensed Consolidated Statements of
     Cash Flows (unaudited) for the Six
     Months Ended June 30, 1995 and June 30, 1994.......     5

     Notes to Condensed Consolidated Financial
     Statements.........................................     6

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations.........................................     7-9

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security Holders...........................     10

     Item 6.  Exhibits and reports on Form 8-K..........     10

     Signatures.........................................     11

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  1 --  FINANCIAL INFORMATION

ITEM  1 --  FINANCIAL INFORMATION

                                        JUNE 30             DECEMBER 31
                                          1995                   1994
                                   -----------------      -----------------
ASSETS                                (UNAUDITED)

CURRENT ASSETS
    Cash and cash equivalents        $    1,736,456        $       356,527
    Receivable from utility               5,696,777              5,370,098
    Receivable from sale of
     affiliate                              666,587              4,165,900
    Other current assets                  1,735,014              2,093,051
                                     --------------        ---------------
          TOTAL CURRENT ASSETS            9,834,834             11,985,576

PROPERTY, PLANT AND EQUIPMENT, NET        7,048,837              7,026,804

DEFERRED INCOME TAX ASSET                 6,628,245              4,995,245

LEASE RIGHTS, NET                         3,130,029              3,204,531

NOTES RECEIVABLE                          3,229,950              3,263,164

ACCRUED POWER GENERATION REVENUE          7,417,790              5,311,324

OTHER ASSETS                                175,000                175,000
                                     --------------        ---------------

                                     $   37,464,685        $    35,961,644
                                     ===============       ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued
     expenses                        $   10,556,626        $     6,969,386
    Other current liabilities             2,214,028              3,559,851
                                     --------------        ---------------
          TOTAL CURRENT LIABILITIES      12,770,654             10,529,237

DEFERRED GAIN, NET                        6,476,624              6,630,830

SECURED PROMISSORY NOTES PAYABLE
     AND OTHER BORROWINGS                 5,896,270              5,971,270

ACCRUED LEASE EXPENSE                     7,417,790              5,311,324

DEFERRED REVENUE                          2,942,651              2,825,972

MAINTENANCE RESERVE                         500,002                250,000

SHAREHOLDERS' EQUITY
    Preferred Stock ($.01 par value;
      981,260 shares authorized;
      18,740 shares issued at
      December 31, 1994)                    ---                        187
    Common Stock ($.01 par value;
      20,000,000 shares authorized;
      10,762,179 shares issued;
      10,662,179 shares and
      10,582,179 shares outstanding
      at June 30, 1995 and December
      31, 1994, respectively)               107,622                106,822
    Additional paid-in capital           13,082,520             13,963,993
    Unearned compensation                  (107,111)              (147,281)
    Accumulated deficit                 (11,145,461)            (8,112,974)
                                     --------------        ---------------
                                          1,937,570              5,810,747

    Less : 100,000 common shares held
            in Treasury, at cost            (75,000)               (75,000)
            18,740 preferred shares,
            at cost                         ---                   (890,860)
            Notes receivable from
            officers                       (401,876)              (401,876)
                                     --------------        ---------------
                                          1,460,694              4,443,011
                                     --------------        ---------------

                                     $   37,464,685        $    35,961,644
                                     ==============        ===============

Note : The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                  Three Months Ended                  Six Months Ended
                                                       June 30                            June  30
                                                  1995            1994             1995            1994
                                           ----------------  --------------  ---------------  -------------
POWER GENERATION REVENUES                   $    9,126,623   $   4,091,185   $   17,070,582   $   8,502,654
                                           ----------------  --------------  ---------------  -------------

Costs and expenses:
     Operating expenses                          4,715,783       2,196,932       10,336,425       3,905,215
     Lease expense                               5,123,830           ---         10,499,003           ---
     General and administrative expenses           945,658         414,169        1,756,971         908,317
     Depreciation and amortization                  41,752         864,607           83,432       1,832,053
                                           ----------------  --------------  ---------------  -------------
                                                10,827,023       3,475,708       22,675,831       6,645,585
                                           ----------------  --------------  ---------------  -------------

OPERATING LOSS                                  (1,700,400)        615,477       (5,605,249)      1,857,069

Other Income (Expense):
     Interest income                               119,724         261,989          228,422         520,039
     Interest expense                              (23,295)     (2,779,527)         (50,792)     (5,612,894)
     Minority interest                               ---           371,889            ---           585,840
     Other income                                  685,028           ---            762,131           ---
                                           ----------------  --------------  ---------------  -------------
                                                   781,457      (2,145,649)         939,761      (4,507,015)
                                           ----------------  --------------  ---------------  -------------


LOSS BEFORE INCOME TAXES                          (918,943)     (1,530,172)      (4,665,488)     (2,649,946)

INCOME TAX BENEFIT -- Note B                       135,000         535,560        1,633,000         927,481
                                           ----------------  --------------  ---------------  -------------

NET LOSS                                    $     (783,943)  $    (994,612)  $   (3,032,488)  $  (1,722,465)
                                           ================  ==============  ===============  =============


NET LOSS PER SHARE -- Note C                $        (0.07)  $       (0.09)  $        (0.28)  $       (0.16)
                                           ================  ==============  ===============  =============

No dividends were paid or declared during the periods presented.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                          Six Months Ended
                                                               June 30
                                                       1995            1994
                                                  --------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                      $  (3,032,488)  $  (1,722,465)
    Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                  83,432       1,839,409
          Deferred income taxes                      (1,633,000)     (1,216,778)
          Amortization of deferred gain                (154,206)          ---
          Minority interest                               ---          (805,560)
          Amortization of unearned compensation          40,170           ---
          Accrued power generation revenue           (2,106,466)          ---
          Accrued lease expense                       2,106,466           ---
          Changes in operating assets
           and liabilities:
             Increase in receivable from utility       (326,679)       (514,079)
             Decrease in receivable from sale         3,499,313           ---
                of affiliate
             Decrease in other current assets           391,251         114,044
             Increase (decrease) in accounts
                payable and accrued expenses          3,587,240      (1,853,438)
             Increase in deferred revenue               116,679           ---
             Increase (decrease) in other
                current liabilities                  (1,345,823)        490,897
             Increase in maintenance reserve            250,002           ---
                                                  --------------  -------------
               Cash provided by (used in)
                 operating activities                 1,475,891      (3,667,970)
                                                  --------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of  office equipment                        ---            (5,364)
    Proceeds from sale of office equipment                1,000           ---
    Lease rights expenditures                             ---           225,981
    Restricted deposits and other assets                  ---           468,185
    Property, plant & equipment expenditures              2,960           ---
    Capitalized facility under
     development expenditures                           (34,922)       (106,550)
                                                  --------------  -------------
               Cash (used in) provided by
                 investing activities                   (30,962)        582,252
                                                  --------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from tax exempt borrowings and
       equity bridge loans                                ---         5,788,449
    Payment of secured promissory notes
       payable and other borrowings                     (75,000)       (565,917)
    Proceeds from sale of common stock                   10,000           ---
                                                  --------------  -------------
               Cash (used in) provided by
                 financing activities                   (65,000)      5,222,532
                                                  --------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                 1,379,929       2,136,814

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          356,527       9,065,413
                                                  --------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $   1,736,456   $  11,202,227
                                                  ==============  =============

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

NOTE C-- LOSS PER SHARE

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

FINANCIAL CONDITION
-------------------

     On June 30, 1995, the Company had cash and cash equivalents of $1,736,456 as compared to $356,527 at December 31, 1994. The increase is primarily due to the receipt in 1995 of a portion of the proceeds from the sale of the Company's remaining interest in the Sunnyside project on December 31, 1994.

     On June 30, 1995, the Company had a deficit in working capital of $2,935,820 as compared to working capital of $1,456,339 at December 31, 1994. The decrease is primarily the result of an increase in current liabilities arising from first and second quarter operating losses aggregating approximately $4.65 million related to the Scrubgrass project. The Company itself is not obligated to pay such liabilities and its subsidiary, Buzzard Power Corporation, the lessee of the Scrubgrass project, is only obligated to pay such liabilities out of future operations or project refinancing. The Company has included for accounting purposes, both at June 30, 1995 and December 31, 1994, certain obligations included in current liabilities aggregating approximately $.5 million which either are in dispute or are expected to be paid from funds provided from noncurrent assets rather than from current assets.

     Receivable from utility relates to the Scrubgrass project and was $5,696,777 at June 30, 1995 as compared to $5,370,098 at December 31, 1994.

     Receivable from sale of affiliate relates to the Sunnyside project as mentioned above and was $666,587 and $4,165,900 at June 30, 1995 and December 31, 1994, respectively. Through June 30, 1995 the Company has received approximately $3.5 million in cash representing a portion of its proceeds from the sale.

     Other current assets were $1,735,014 at June 30, 1995 as compared to $2,093,051 at December 31, 1994. The decrease is primarily due to the collection of receivables for the reimbursement of overhead expenses related to the Scrubgrass project.

     Deferred income tax asset at June 30, 1995 was $6,628,245 as compared to $4,995,245 as of December 31, 1994. The increase is due to the federal income tax benefit recorded for 1995.

     Accrued power generation revenue increased to $7,417,790 at June 30, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents the receivable recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement.

     Accounts payable and accrued expenses increased to $10,556,626 at June 30, 1995 from $6,969,386 at December 31, 1994. The increase is primarily related to Scrubgrass operating losses during the first and second quarter.

     Other current liabilities decreased to $2,214,028 at June 30, 1995 from $3,559,851 at December 31, 1994. The decrease is primarily due to the settlement payment in full during the first quarter of approximately $1.5 million to the DBL Liquidating Trust.

     Accrued lease expense was $7,417,790 at June 30, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents accrued lease expense recorded as a result of the straight-line accounting treatment of the lease expense over the 22 year lease term.

RESULTS OF OPERATIONS
---------------------

REVENUES & EXPENSES

     Power generation revenues for the three and six months ended June 30, 1995 were $9,126,623 and $17,070,582, respectively and represent power generation at the Scrubgrass project, which the Company began leasing on June 30, 1994. Power generation revenues for the three and six months ended June 30, 1994 were $4,091,185 and $8,502,654, respectively and represent power generation at the Sunnyside project in which the Company sold its remaining interest on December 31, 1994.

     Operating expenses for the three and six months ended June 30, 1995 relate to the Scrubgrass project and were $4,715,783 and $10,336,425, respectively. Operating expenses for the three and six months ended June 30, 1994 relate to the Sunnyside project and were $2,340,408 and $4,232,672, respectively.

     Lease expense relates to the Scrubgrass project and was $5,123,830 and $10,499,003 for the three and six months ended June 30, 1995 as compared to the absence of such expenses for the first and second quarters of 1994.

     General and administrative expenses for the three and six months ended June 30, 1995 were $945,658 and $1,756,971, respectively as compared to $270,693 and $580,860, respectively for the three and six months ended June 30, 1994. The increase is primarily due to third-party management expenses related to the operation of the Scrubgrass project, which the Company began leasing on June 30, 1994. These are significantly greater than general and administrative expenses related to the Company's management of the Sunnyside project, which the Company sold on December 31, 1994. The increase is also due to interim period expenditure timing differences and a significant decrease in capitalized general and administrative expenses, which is partially offset by a decline in the Company's general corporate overhead.

     Depreciation and amortization expenses for the three and six months ended June 30, 1995 were $41,752 and $83,432, respectively as compared to $864,607 and $1,832,053 for the three and six months ended June 30, 1994. The decrease is primarily due to the sale in 1994 of the Sunnyside project as mentioned above.

     Interest income for the three and six months ended June 30, 1995 was $119,724 and $228,422, respectively and is primarily related to notes receivable in connection with the 1994 sale of the Sunnyside project. Interest income for the three and six months ended June 30, 1994 was $261,989 and $520,039, respectively and is primarily due to investment earnings on assets held by trustee and reserves related to the Sunnyside project.

     Interest expense for the three and six months ended June 30, 1995 was $23,295 and $50,792, respectively as compared to $2,779,527 and $5,612,894 for the three and six months ended June 30, 1994. The decline is primarily as a result of the 1994 sale of the Sunnyside project as mentioned above.

     Minority interest relates to the Sunnyside project and for the three and six months ended June 30, 1994 was $371,889 and $585,840 as compared to the absence of such expense during 1995.

     Other income for the three and six months ended June 30, 1995 was $685,028 and $762,131, respectively as compared to the absence of such income through June 30, 1994. In 1995 other income consists of a $608,781 sales tax refund related to the Sunnyside project construction period together with the current period amortization of the deferred gain of $6,785,035 arising from the original sale of the Scrubgrass project in 1990. The deferred gain is being amortized on a straight-line basis over the 22 year minimum lease term, which commenced on June 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal sources of cash to continue its general corporate activities in 1995 will be from current cash balances, additional proceeds received pursuant to the 1994 sale of the Sunnyside project, interest income on short-term investments and from cash flows which may become available from the Scrubgrass project. Various contractual obligations or potential obligations may require that any cash flows from the Scrubgrass project be used to increase certain reserve accounts and/or be used to fund contractual obligations of the project, and, therefore, may not be available to the Company. Since the first quarter of 1995, management has undertaken a cost reduction program to significantly reduce general corporate overhead. The Company is not directly able to control such costs attributable to operation of the Scrubgrass project under the terms of its contractual relationship with the lessors and lenders for that project.

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held Thursday, June 29, 1995, the following action was taken:

1.   Election of Directors as follows:

                                   NUMBER OF SHARES
                                   ----------------

                              FOR            WITHHELD AUTHORITY
                              ---            ------------------

Joseph E. Cresci        9,529,803                       201,390
Donald A. Livingston    9,529,803                       201,390
Peter J. Blampied       9,531,603                       199,590
Edward B. Koehler       9,531,903                       199,290
Robert I. Weisberg      9,531,903                       199,290

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Computation of earnings per share

     (b) Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



August 9, 1995                     By:/s/ Bayard R. Kraft III
                                     ----------------------------------
                                        Bayard R. Kraft III
                                        Treasurer and
                                        Chief Financial Officer
                                        (principal accounting officer
                                        and authorized officer)