Form 10-Q
period 1995-09-30
ENVIRONMENTAL POWER CORP
filed 1995-11-09
CIK 805012

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
  X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
 ---
of 1934

For the quarterly period ended September 30, 1995 or
                               ------------------

____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number   0-15472
                       ----------------------------------------------

          Environmental Power Corporation
---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Delaware                                04-2782065
------------------------------          ------------------------------
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              Identification No.)

31 Raynes Avenue, Portsmouth, New Hampshire            03801
-----------------------------------------------------------------------
     (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code (603) 431-1780
                                                   --------------



------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                 Number of shares of Common Stock outstanding
                       at  November 6, 1995 - 10,662,179
                          -------------------------------

                     The Exhibit Index appears on Page 10.


                         Total number of pages is 11.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                         Page No.
                                                       -------
     Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets
     September 30, 1995 (unaudited) and December 31, 1994......   3

     Condensed Consolidated Statements of Operations
     (unaudited) for the Three and Nine Months Ended
     September 30, 1995 and September 30, 1994.................   4

     Condensed Consolidated Statements of
     Cash Flows (unaudited) for the Nine
     Months Ended September 30, 1995 and September 30, 1994....   5

     Notes to Condensed Consolidated Financial
     Statements................................................   6

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations...............................................  7-9

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and reports on Form 8-K.................  10

     Signatures................................................  11


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  1 --  FINANCIAL  INFORMATION

ITEM  1 --  FINANCIAL  INFORMATION

                                                                    SEPTEMBER  30      DECEMBER 31
                                                                        1995             1994
                                                               -------------------  --------------
ASSETS                                                               (UNAUDITED)

CURRENT ASSETS
    Cash  and  cash equivalents                                  $      2,148,475   $      356,527
    Receivable from utility                                             4,487,460        5,370,098
    Receivable  from sale of affiliate                                    276,424        4,165,900
    Other current assets                                                1,929,744        2,093,051
                                                               ------------------   --------------
                            TOTAL CURRENT ASSETS                        8,842,103       11,985,576

PROPERTY, PLANT AND EQUIPMENT, NET                                      7,055,054        7,026,804

DEFERRED INCOME TAX ASSET                                               7,184,244        4,995,245

LEASE RIGHTS, NET                                                       3,092,778        3,204,531

NOTES RECEIVABLE                                                        3,255,269        3,263,164

ACCRUED POWER GENERATION REVENUE                                        8,488,362        5,311,324

OTHER ASSETS                                                              175,000          175,000
                                                               ------------------   --------------

                                                                 $     38,092,810   $   35,961,644
                                                               ===================  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued                                 $     10,782,470   $    6,969,386
     expenses
    Other current liabilities                                           2,113,963        3,559,851
                                                               ------------------   --------------
                            TOTAL CURRENT LIABILITIES                  12,896,433       10,529,237

DEFERRED GAIN, NET                                                      6,399,522        6,630,830

SECURED PROMISSORY NOTES PAYABLE
AND OTHER BORROWINGS                                                    6,358,768        5,971,270

ACCRUED LEASE EXPENSE                                                   8,488,362        5,311,324

DEFERRED REVENUE                                                        3,000,016        2,825,972

MAINTENANCE RESERVE                                                       502,005          250,000

SHAREHOLDERS' EQUITY
    Preferred Stock ($.01 par value; 981,260 shares authorized;
       18,740  shares issued  at December  31, 1994)                         ---               187
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         10,762,179 shares issued; 10,662,179  shares and
         10,582,179 shares outstanding at September 30, 1995
         and December 31, 1994, respectively)                             107,622          106,822
    Additional paid-in capital                                         13,082,520       13,963,993
    Unearned compensation                                                 (87,026)        (147,281)
    Accumulated deficit                                               (12,178,536)      (8,112,974)
                                                               ------------------   --------------
                                                                          924,580        5,810,747

    Less :   100,000  common shares held in Treasury, at  cost            (75,000)         (75,000)
              18,740 preferred shares, at cost                               ---          (890,860)
              Notes receivable from officers                             (401,876)        (401,876)

                                                               ------------------   --------------
                                                                          447,704        4,443,011
                                                               ------------------   --------------

                                                                 $     38,092,810   $   35,961,644
                                                               ==================   ==============


Note : The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                         Three Months Ended                     Nine Months Ended
                                                            September  30                           September  30
                                                         1995           1994                   1995            1994
                                                  -------------  --------------         --------------   -------------
POWER GENERATION REVENUES                         $   8,257,123  $   13,931,700         $   25,327,705   $  22,434,354
                                                  -------------  --------------          --------------   -------------

Costs and expenses:
     Operating expenses                               4,622,543       7,526,420             14,958,968      11,759,092
     Lease  expense                                   5,217,767       5,711,715             15,716,770       5,711,715
     General and administrative expenses                747,194         906,133              2,504,165       1,428,314
     Depreciation and amortization                       42,181         960,425                125,613       2,799,834
                                                  -------------   -------------         --------------   -------------
                                                     10,629,685      15,104,693             33,305,516      21,698,955
                                                  -------------   -------------         --------------   -------------

OPERATING INCOME [LOSS]                              (2,372,562)     (1,172,993)            (7,977,811)        735,399

Other Income (Expense):
     Interest income                                    122,797         153,117                351,219         673,156
     Interest expense                                   (68,731)     (3,106,170)              (119,523)     (8,770,387)
     Minority  interest                                   ---           636,443                  ---         1,222,283
     Other income                                       729,421          77,103              1,491,552          77,103
                                                  -------------   -------------         --------------   -------------
                                                        783,487      (2,239,507)             1,723,248      (6,797,845)
                                                  -------------   -------------         --------------   -------------


LOSS  BEFORE INCOME TAXES                            (1,589,075)     (3,412,500)            (6,254,563)     (6,062,446)

INCOME TAX  BENEFIT  --  Note B                         556,000       1,194,375              2,189,000       2,121,856
                                                  -------------   -------------          --------------   -------------


NET LOSS                                          $  (1,033,075)  $  (2,218,125)         $  (4,065,563)   $ (3,940,590)
                                                  ==============  ==============         ==============   =============




NET  LOSS PER SHARE   --   Note C                 $       (0.10)  $       (0.21)         $       (0.38)   $      (0.37)
                                                  ==============  =============          ==============   =============


No dividends were paid or declared during the periods presented.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                                 September 30
                                                                            1995                1994
                                                                     ---------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES :
 Net loss                                                            $    (4,065,563)     $   (3,940,590)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                              125,613           2,799,834
  Deferred income taxes                                                   (2,189,000)         (1,911,680)
  Amortization of deferred gain                                             (231,308)            (77,103)
  Minority interest                                                            ---            (1,222,283)
  Amortization of unearned compensation                                       60,255              60,255
  Accrued power generation revenue                                        (3,177,038)          2,655,662
  Accrued lease expense                                                    3,177,038          (2,655,662)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable from utility                           882,638          (4,493,674)
    Decrease in receivable from sale of affiliate                          3,889,476               ---
    (Increase) decrease in other current assets                              171,202          (3,040,961)
    Increase  in accounts payable and
    accrued expenses                                                       3,813,084           8,155,596
    Increase in deferred revenue                                             174,044           1,469,203
    Increase (decrease)  in other current liabilities                     (1,445,888)          4,665,781
    Increase in maintenance reserve                                          252,005             125,001
                                                                     ---------------      --------------
      Cash provided by  operating activities                               1,436,558           2,589,379
                                                                     ---------------      --------------

  CASH FLOW FROM INVESTING ACTIVITIES :
    Purchases of  office equipment                                             ---                (8,563)
    Proceeds from sale equipment                                               1,000               ---
    Lease rights expenditures                                                  ---               225,981
    Restricted deposits and other assets                                       ---               714,651
    Property, plant & equipment expenditures                                   2,960          (9,082,439)
    Capitalized facility under development expenditures                      (46,068)           (157,254)
    Reduction in cash due to Sunnyside conversion  to
        equity method of accounting                                             ---           (5,872,438)
                                                                     ---------------      --------------
          Cash used in investing activities                                  (42,108)        (14,180,062)
                                                                     ---------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES :
    Proceeds from tax exempt borrowings and equity
      bridge loans                                                             ---             4,066,481
    Payment of secured promissory notes payable
      and other borrowings                                                   387,498            (885,650)
    Proceeds from sale of common stock                                        10,000               ---
                                                                     ---------------      --------------
          Cash provided by financing activities                              397,498           3,180,831
                                                                     ---------------      --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,791,948          (8,409,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               356,527           9,065,413
                                                                     ---------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     2,148,475      $      655,561
                                                                     ===============      ==============


See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     On September 30, 1995, the Company had cash and cash equivalents of $2,148,475 as compared to $356,527 at December 31, 1994. The increase is primarily due to the receipt in 1995 of a portion of the proceeds from the sale on December 31, 1994 of the Company's remaining interest in the Sunnyside project together with the receipt of sales tax refunds related to the Sunnyside project construction period.

     On September 30, 1995, the Company had a deficit in working capital of $4,054,330 as compared to working capital of $1,456,339 at December 31, 1994. The decrease is primarily the result of an increase in current liabilities arising from 1995 operating losses of approximately $6.8 million related to the Scrubgrass project. The Company itself is not obligated to pay such liabilities and its subsidiary, Buzzard Power Corporation, the lessee of the Scrubgrass project, is only obligated to pay such liabilities out of future operations or project refinancing. Excluding the Scrubgrass project the Company had working capital on September 30, 1995 of $1,946,270 as compared to $1,339,894 at December 31, 1994. The increase is primarily related to the receipt of sales tax refunds related to the Sunnyside project construction period. The Company has included for accounting purposes, certain obligations in current liabilities aggregating approximately $.2 million at September 30, 1995 and $.5 million at December 31, 1994, which either are in dispute or are expected to be paid from funds provided from noncurrent assets rather than from current assets.

     Receivable from utility relates to the Scrubgrass project and was $4,487,460 at September 30, 1995 as compared to $5,370,098 at December 31, 1994.

     Receivable from sale of affiliate relates to the Sunnyside project as mentioned above and was $276,424 and $4,165,900 at September 30, 1995 and December 31, 1994, respectively. Through September 30, 1995 the Company has received approximately $3.8 million in cash representing a portion of its proceeds from the sale.

     Other current assets were $1,929,744 at September 30, 1995 as compared to $2,093,051 at December 31, 1994. The net decrease is primarily due to the reimbursement of $667,000 of overhead expenses related to the Scrubgrass project which is primarily offset by increases in prepaid expenses, fuel inventory and interest receivable.

     Deferred income tax asset at September 30, 1995 was $7,184,244 as compared to $4,995,245 as of December 31, 1994. The increase is due to the federal income tax benefit recorded for 1995.

     Accrued power generation revenue increased to $8,488,362 at September 30, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents the receivable recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement.

     Accounts payable and accrued expenses were $10,782,470 at September 30, 1995 which included $10,194,585 related to the Scrubgrass project as described above. Accounts payable and accrued expenses at December 31, 1994 were $6,969,386 and included $4,871,950 related to the Scrubgrass project. Accounts payable and accrued expenses not related to the Scrubgrass project declined by approximately $1.5 million since December 31, 1994 as a result of payments aggregating approximately $1 million together with the non-current reclassification of a $500,000 liability.

     Other current liabilities decreased to $2,113,963 at September 30, 1995 from $3,559,851 at December 31, 1994. The decrease is primarily due to the settlement payment in full during the first quarter of approximately $1.5 million to the DBL Liquidating Trust.

     Secured promissory notes payable and other borrowings increased to $6,358,768 at September 30, 1995 from $5,971,270 at December 31, 1994 as a result of the net reclassification of current liabilities.

     Accrued lease expense was $8,488,362 at September 30, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents accrued lease expense recorded as a result of the straight-line accounting treatment of the lease expense over the 22 year lease term.

     Maintenance reserve is related to the Scrubgrass project and increased to $502,005 at September 30, 1995 from $250,000 at December 31, 1994.

RESULTS OF OPERATIONS
---------------------

REVENUES & EXPENSES

     Power generation revenues for the three and nine months ended September 30, 1995 were $8,257,123 and $25,327,705, respectively and represent power generation at the Scrubgrass project. Power generation revenues for the three and nine months ended September 30, 1994 were $13,931,700 and $22,434,354, respectively and represent power generation at the Scrubgrass project, which the Company began leasing on June 30, 1994 together with power generation at the Sunnyside project in which the Company sold its remaining interest on December 31, 1994.

     Operating expenses for the three and nine months ended September 30, 1995 relate to the Scrubgrass project and were $4,622,543 and $14,958,968, respectively. Operating expenses for the three and nine months ended September 30, 1994 relate to the Scrubgrass project as mentioned above and to the Sunnyside project and were $7,526,420 and $11,759,092, respectively.

     Lease expense relates to the Scrubgrass project as mentioned above and was $5,217,767 and $15,716,770 for the three and nine months ended September 30, 1995 as compared to $5,711,715 for the three and nine months ended September 30, 1994.

     General and administrative expenses for the three and nine months ended September 30, 1995 were $747,194 and $2,504,165, respectively as compared to $906,133 and $1,428,314, respectively for the three and nine months ended September 30, 1994. The increase is primarily due to third-party management expenses related to the operation of the Scrubgrass project, which the Company began leasing on June 30, 1994. These are significantly greater than general and administrative expenses related to the Company's management of the Sunnyside project, which the Company sold on December 31, 1994. The increase is also due to a significant decrease in capitalized general and administrative expenses, which is partially offset by a decline in the Company's general corporate overhead.

     Depreciation and amortization expenses for the three and nine months ended September 30, 1995 were $42,181 and $125,613, respectively as compared to $960,425 and $2,799,834 for the three and nine months ended June 30, 1994. The decrease is primarily due to the sale in 1994 of the Sunnyside project as mentioned above.

     Interest income for the three and nine months ended September 30, 1995 was $122,797 and $351,219, respectively and is primarily related to notes receivable in connection with the 1994 sale of the Sunnyside project together with income from short-term investments. Interest income for the three and nine months ended September 30, 1994 was $153,117 and $673,156, respectively and is primarily due to investment earnings on assets held by trustee and reserves related to the Sunnyside project.

     Interest expense for the three and nine months ended September 30, 1995 was $68,731 and $119,523, respectively as compared to $3,106,170 and $8,770,387 for the three and nine months ended September 30, 1994. The decline is primarily as a result of the 1994 sale of the Sunnyside project as mentioned above.

     Minority interest relates to the Sunnyside project and for the three and nine months ended September 30, 1994 was $636,443 and $1,222,283 as compared to the absence of such expense during 1995.

     Other income for the three and nine months ended September 30, 1995 was $729,421 and $1,491,552, respectively as compared to $77,103 for the three and nine months ended September 30, 1994. In 1995, other income consists primarily of sales tax refunds aggregating approximately $1.1 million related to the Sunnyside project construction period together with amortization of the deferred gain arising from the original sale of the Scrubgrass project in 1990. In 1994, other income consists of the amortization of the aforementioned deferred gain. The deferred gain of $6,785,035 is being amortized on a straight-line basis over the 22 year minimum lease term, which commenced on June 30, 1994.

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

ENVIRONMENTAL POWER CORPORATION



November 9, 1995                By:/s/ Bayard R. Kraft III
                                   --------------------------------
                                   Bayard R. Kraft III
                                   Treasurer and
                                   Chief Financial Officer
                                   (principal accounting officer
                                   and authorized officer)