Form 10-Q/A
period 1995-09-30
ENVIRONMENTAL POWER CORP
filed 1995-11-30
CIK 805012

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-Q/A

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


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  1 --  FINANCIAL  INFORMATION

ITEM  1 --  FINANCIAL  INFORMATION

                                                                    SEPTEMBER  30      DECEMBER 31
                                                                        1995             1994
                                                               -------------------  --------------
ASSETS                                                               (UNAUDITED)

CURRENT ASSETS
    Cash  and  cash equivalents                                  $      2,148,475   $      356,527
    Receivable from utility                                             4,487,460        5,370,098
    Receivable  from sale of affiliate                                    276,424        4,165,900
    Other current assets                                                1,929,744        2,093,051
                                                               ------------------   --------------
                            TOTAL CURRENT ASSETS                        8,842,103       11,985,576

PROPERTY, PLANT AND EQUIPMENT, NET                                      8,555,054        7,026,804

DEFERRED INCOME TAX ASSET                                               6,659,244        4,995,245

LEASE RIGHTS, NET                                                       3,092,778        3,204,531

NOTES RECEIVABLE                                                        3,255,269        3,263,164

ACCRUED POWER GENERATION REVENUE                                        8,488,362        5,311,324

OTHER ASSETS                                                              175,000          175,000
                                                               ------------------   --------------

                                                                 $     39,067,810   $   35,961,644
                                                               ===================  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued                                 $     10,782,470   $    6,969,386
     expenses
    Other current liabilities                                           2,113,963        3,559,851
                                                               ------------------   --------------
                            TOTAL CURRENT LIABILITIES                  12,896,433       10,529,237

DEFERRED GAIN, NET                                                      6,399,522        6,630,830

SECURED PROMISSORY NOTES PAYABLE
AND OTHER BORROWINGS                                                    6,358,768        5,971,270

ACCRUED LEASE EXPENSE                                                   8,488,362        5,311,324

DEFERRED REVENUE                                                        3,000,016        2,825,972

MAINTENANCE RESERVE                                                       502,005          250,000

SHAREHOLDERS' EQUITY
    Preferred Stock ($.01 par value; 981,260 shares authorized;
       18,740  shares issued  at December  31, 1994)                         ---               187
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         10,762,179 shares issued; 10,662,179  shares and
         10,582,179 shares outstanding at September 30, 1995
         and December 31, 1994, respectively)                             107,622          106,822
    Additional paid-in capital                                         13,082,520       13,963,993
    Unearned compensation                                                 (87,026)        (147,281)
    Accumulated deficit                                               (11,203,536)      (8,112,974)
                                                               ------------------   --------------
                                                                        1,899,580        5,810,747

    Less :   100,000  common shares held in Treasury, at  cost            (75,000)         (75,000)
              18,740 preferred shares, at cost                               ---          (890,860)
              Notes receivable from officers                             (401,876)        (401,876)

                                                               ------------------   --------------
                                                                        1,422,704        4,443,011
                                                               ------------------   --------------

                                                                 $     39,067,810   $   35,961,644
                                                               ==================   ==============


Note : The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                         Three Months Ended                     Nine Months Ended
                                                            September  30                           September  30
                                                         1995           1994                   1995            1994
                                                  -------------  --------------         --------------   -------------
POWER GENERATION REVENUES                         $   8,257,123  $   13,931,700         $   25,327,705   $  22,434,354
                                                  -------------  --------------          --------------   -------------

Costs and expenses:
     Operating expenses                               3,122,542       7,526,420             13,458,967      11,759,092
     Lease expense                                    5,217,767       5,711,715             15,716,770       5,711,715
     General and administrative expenses                747,194         906,133              2,504,165       1,428,314
     Depreciation and amortization                       42,181         960,425                125,613       2,799,834
                                                  -------------   -------------         --------------   -------------
                                                      9,129,684      15,104,693             31,805,515      21,698,955
                                                  -------------   -------------         --------------   -------------

OPERATING INCOME [LOSS]                                (872,561)     (1,172,993)            (6,477,810)        735,399

Other Income (Expense):
     Interest income                                    122,797         153,117                351,219         673,156
     Interest expense                                   (68,731)     (3,106,170)              (119,523)     (8,770,387)
     Minority  interest                                   ---           636,443                  ---         1,222,283
     Other income                                       729,421          77,103              1,491,552          77,103
                                                  -------------   -------------         --------------   -------------
                                                        783,487      (2,239,507)             1,723,248      (6,797,845)
                                                  -------------   -------------         --------------   -------------


LOSS BEFORE INCOME TAXES                                (89,074)     (3,412,500)            (4,754,562)     (6,062,446)

INCOME TAX  BENEFIT  --  Note B                          31,000       1,194,375              1,664,000       2,121,856
                                                  -------------   -------------          --------------   -------------


NET LOSS                                          $      (58,074)  $  (2,218,125)         $  (3,090,562)   $ (3,940,590)
                                                  ==============  ==============         ==============   =============




NET  LOSS PER SHARE   --   Note C                 $       (0.01)  $       (0.21)         $       (0.29)   $      (0.37)
                                                  ==============  =============          ==============   =============


No dividends were paid or declared during the periods presented.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                                 September 30
                                                                            1995                1994
                                                                     ---------------      ----------------
CASH FLOW FROM OPERATING ACTIVITIES :
 Net loss                                                            $    (3,090,562)     $   (3,940,590)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                              125,613           2,799,834
  Deferred income taxes                                                   (1,664,000)         (1,911,680)
  Amortization of deferred gain                                             (231,308)            (77,103)
  Minority interest                                                            ---            (1,222,283)
  Amortization of unearned compensation                                       60,255              60,255
  Accrued power generation revenue                                        (3,177,038)          2,655,662
  Accrued lease expense                                                    3,177,038          (2,655,662)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivable from utility                           882,638          (4,493,674)
    Decrease in receivable from sale of affiliate                          3,889,476               ---
    (Increase) decrease in other current assets                              171,202          (3,040,961)
    Increase  in accounts payable and
    accrued expenses                                                       3,813,084           8,155,596
    Increase in deferred revenue                                             174,044           1,469,203
    Increase (decrease)  in other current liabilities                     (1,445,888)          4,665,781
    Increase in maintenance reserve                                          252,005             125,001
                                                                     ---------------      --------------
      Cash provided by  operating activities                               2,936,559           2,589,379
                                                                     ---------------      --------------

  CASH FLOW FROM INVESTING ACTIVITIES :
    Purchases of  office equipment                                             ---                (8,563)
    Proceeds from sale equipment                                               1,000               ---
    Lease rights expenditures                                                  ---               225,981
    Restricted deposits and other assets                                       ---               714,651
    Property, plant & equipment expenditures                              (1,497,041)         (9,082,439)
    Capitalized facility under development expenditures                      (46,068)           (157,254)
    Reduction in cash due to Sunnyside conversion  to
        equity method of accounting                                             ---           (5,872,438)
                                                                     ---------------      --------------
          Cash used in investing activities                               (1,542,109)        (14,180,062)
                                                                     ---------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES :
    Proceeds from tax exempt borrowings and equity
      bridge loans                                                             ---             4,066,481
    Payment of secured promissory notes payable
      and other borrowings                                                   387,498            (885,650)
    Proceeds from sale of common stock                                        10,000               ---
                                                                     ---------------      --------------
          Cash provided by financing activities                              397,498           3,180,831
                                                                     ---------------      --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,791,948          (8,409,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               356,527           9,065,413
                                                                     ---------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     2,148,475      $      655,561
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

     Property, plant and equipment, net totalled $8,555,054 at September 30, 1995 as compared to $7,026,804 at December 31, 1994. The increase is primarily due to leasehold improvements related to the Scrubgrass project.

     Deferred income tax asset at September 30, 1995 was $6,659,244 as compared to $4,995,245 as of December 31, 1994. The increase is due to the federal income tax benefit recorded for 1995.

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

     Operating expenses for the three and nine months ended September 30, 1995 relate to the Scrubgrass project and were $3,122,542 and $13,458,967, respectively. Operating expenses for the three and nine months ended September 30, 1994 relate to the Scrubgrass project as mentioned above and to the Sunnyside project and were $7,526,420 and $11,759,092, respectively.

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

ENVIRONMENTAL POWER CORPORATION



November 29, 1995                  By:/s/ Bayard R. Kraft III
                                   --------------------------------
                                   Bayard R. Kraft III
                                   Treasurer and
                                   Chief Financial Officer
                                   (principal accounting officer
                                   and authorized officer)