Form 10-K
period 1995-12-31
ENVIRONMENTAL POWER CORP
filed 1996-03-29
CIK 805012

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                               December 31, 1995
   FOR THE FISCAL YEAR ENDED ________________________________________________

                                      OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE OF 1934

   FOR THE TRANSITION PERIOD FROM                TO

                                    0-15472
   COMMISSION FILE NUMBER: __________________________________________________

                        ENVIRONMENTAL POWER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     04-2782065
               DELAWARE                             (IRS EMPLOYER
     (STATE OR OTHER JURISDICTION                IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

                    500 MARKET STREET, PORTSMOUTH, NH 03801
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (603) 431-1780
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  State the aggregate market value for the voting stock held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing price of such stock on March 21, 1996, was $1,877,000.

  Indicate the number of shares outstanding of each of Registrant's classes of common stock, as of the last practicable date: On March 21, 1996, there were outstanding 11,026,783 shares of Common Stock, $.01 par value, of the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 3, 1996 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Environmental Power Corporation ("EPC" or the "Company"), a Delaware Corporation, owns a 22-year leasehold interest in an approximately 85 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (80% to 43%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Both facilities sell power under long-term contracts to specified Utility Companies whose contracts have been approved by the respective Public Utility Commission. In the case of these projects, the Company either acting alone or in conjunction with others had selected and arranged for the acquisition of the site, obtained control over their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. The Company has one additional project (the "Milesburg Project") in the development stage, but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future.

  The Company was incorporated in Massachusetts in November 1982 as Cresci Associates, Inc. and reincorporated in Delaware in September 1986. In recent years, the Company has concentrated its efforts on the three waste coal projects referred to above, two of which became operational and a third which is in the development stage. From 1983 to 1990 the Company acquired, developed, operated in certain cases, and sold five hydroelectric power facilities in Maine, Vermont and Connecticut.

THE COMPANY'S PROJECTS

  The following summaries outline the Company's projects and their development status (including the Sunnyside Project in which the Company held an ownership interest until December 31, 1994). In reading the summaries, the following points should be kept in mind:

  --"Megawatt" (Mw) is a measure of electrical power equal to 1,000,000 watts and is used to measure a project's capacity for output.

  --"Kilowatt-hour" (Kwh) is a measure of electrical energy equal to a continuous generation of 1,000 watts for one hour and is used to measure a project's output over a period of time. Projection estimates for waste coal facilities are based on a plant capacity factor and engineering estimates of plant heat rates and values for the heat content of specific fuels to be used. There can be no assurance that the facilities will perform as represented herein, however the design/build and operating and maintenance agreements generally include certain performance guarantees.

WASTE COAL

  The burning of coal mining residue has become technically, environmentally and economically feasible. Coal mining operations have historically produced a substantial amount of residue, herein called waste coal or tailings, which were considered unusable dulates in conventional furnaces because the high percentage of rock or other substances negatively affecting combustion of the coal and the low BTU volume per ton increased material handling costs and reduced output of equipment. The development of the circulating fluidized bed combustion system ("CFB") made the use of tailings as fuel technically and economically feasible. In a CFB system, fuel is burned in a hot, turbulent bed of ash, sand and, usually, limestone.

  Rapid flow of upward moving air suspends fuel and bed particles in a "fluidized" manner during combustion, creating a turbulence which causes the tailings to break up, and allows for a more complete combustion of the coal as well as a greater opportunity for a reaction of sulfur with the limestone. Further, the circulating nature of CFB is designed to separate larger particulate from stack gases and to reintroduce the material back into the combustor for more complete burn and greater reaction with the limestone. Lower temperatures and longer residence time of the fuel in the combustor decreases the formation of nitrogen oxide.

  The Company obtains coal tailings primarily from coal mining companies on a long-term basis because coal tailings are plentiful and generally create environmental hazards, such as acid drainage, when not disposed of properly.

SCRUBGRASS PROJECT

  The Scrubgrass Project located on a 600 acre site in Venango County, Pennsylvania is an approximately 85 Mw (net) waste coal-fired electric generating station (the "Facility") which has been constructed by Bechtel Power Corporation. The construction contract provided for a guaranteed net electrical output of 82.85 Mw. Final completion was achieved by the contractor in June 1994.

  On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of the Company, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises and Bechtel Enterprises Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. The Company has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. Buzzard has entered into a management services contract with U.S. Generating Company, a joint venture of PG&E Enterprises and Bechtel Enterprises Inc., to manage the project.

  Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at a fixed average rate of approximately 4.68 cents/Kwh and escalates at 5% per year for the calendar years 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility was declared by PENELEC to have reached commercial operation.

  The Facility is being operated by U.S. Operating Services Company pursuant to a 15-year Operations and Maintenance Agreement ("O & M"). A budget for all operational expenses including a fixed management fee is approved annually. Failure to achieve approved annual budgets can result in operator liability and/or termination of the O & M. The Scrubgrass Project owns or has under contract sufficient fuel to operate the facility for approximately 25 years.

  A Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. has been entered into to supply the Scrubgrass Project with limestone for an initial term of five years which, in December 1995, was extended through the year 2000 and which may be extended up to 15 additional years. The project also maintains agreements with initial terms of 15 years for the transportation and handling of fuel, ash and limestone with Savage Industries, Inc. Costs established under these agreements will escalate at partially fixed and partially indexed rates.

  All revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the project, all operating expenses, base lease payments

(which include the Lessor's debt as described below), certain maintenance reserve payments and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses, or otherwise invest further, from financing sources outside the project.

  Until December 22, 1995, the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing in 1999. The Lessor entered into interest rate swaps which have the effect of fixing the interest rate until May 18, 1996 at approximately 3.72% on the tax-exempt bonds and over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the specified base rent will reflect the affect of floating rates on the Lessor's tax-exempt bonds. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. As a result of the Lessor's debt restructuring, Buzzard extended the term of $4 million of current liabilities through 2004. See Notes A, B, E, F and G to consolidated financial statements for additional information regarding the Scrubgrass project.

SUNNYSIDE PROJECT

  Sunnyside is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah which was constructed by Parsons Main, Inc., ("PMI"). The facility reached commercial operation on November 19, 1993. The project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which EPC owned an approximate 70% interest until September 28, 1994 and thereafter an approximate 40% interest until December 31, 1994, at which time the Company sold its remaining interest in SCA.

  In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995 and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 is due on December 31, 1996 and the remaining principal of $1,750,000 is due on December 31, 1997. In addition, in 1994, the Company also recorded a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The remaining receivable balance is being disputed through litigation with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes arising out of activities prior to the date of the sale. During 1995, the Company received refunds aggregating $1.1 million in final settlements for all such sales tax refunds. See Notes to Consolidated Financial Statements for further discussion.

MILESBURG PROJECT

  On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) oil-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 and a subsidiary of the Company assumed pre-acquisition MEI liabilities totaling $180,000. The notes payable, pre-acquisition liabilities and other liabilities incurred subsequent to the purchase become payable only under certain conditions, the most significant of which relate to the closing of construction financing and commencement of construction for the project. The Company plans to convert or replace this facility to use waste coal.

  MEI has executed a 30 year power purchase agreement with West Penn Power Company ("WPPC") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from WPPC's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial customers, the Office of the

Consumer Advocate and WPPC. The PUC subsequently ordered the rates contained in the power purchase agreement to be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order has been appealed by the same litigants through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order has been temporarily stayed by mutual agreement of MEI and WPPC pending settlement discussions.

  In 1990, as a result of the uncertainties related to approval of the power contract and the rates provided therein and the Company's working capital position which, at that time, could have prevented it from continuing to fund development efforts, management provided a reserve of $940,144 against its investment in the project. However, the Company has continued to invest monies in an effort to protect its legal and contractual interests and to support its ability to commence construction in the event of a favorable resolution to the power purchase agreement. MEI is currently seeking the sale of the project or partnership of the project with an entity that would provide equity financing for development and construction. There can be no assurance that MEI will be successful in selling the project, finding a partner or in further developmental efforts or that the project will reach commercial operation. See Notes to Consolidated Financial Statements for additional information regarding this project.

SEGMENT FINANCIAL INFORMATION

  Reportable operating results relating to the Company's electric generating facilities for the years ended December 31, 1995 and 1994 and their related percentage to total operations are as follows:

                                  1995                      1994
                             ----------------  ---------------------------------
                               SCRUBGRASS        SCRUBGRASS         SUNNYSIDE
                             ----------------  ----------------  ---------------
                               AMOUNT      %     AMOUNT      %     AMOUNT     %
                             -----------  ---  -----------  ---  ----------- ---
Power Generation Revenues..  $40,693,465  100% $18,182,301   59% $12,522,288  41%
Income (Loss) from Opera-
 tions.....................  $(1,139,101)  (1) $(2,982,816)  (1) $ 2,196,327  (1)

--------
(1) Percentage omitted as (loss) income from segment operations vary significantly from consolidated operating loss shown in accompanying consolidated financial statements.

COMPETITION

  Utilities, contractors, and equipment suppliers, as well as other organizations similar to the Company, have entered or are attempting to enter the alternative energy market. Many of these companies have substantially greater resources than the Company.

  The primary bases of competition are quality of development plans, ability (including financial ability) of the developer to complete the project and the price to be paid for the development opportunity. In certain cases, competitive bidding for a development opportunity or bidding for supplying electric energy to utilities is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities.

REGULATION

  The Company's projects are subject to regulation under federal and state energy laws and regulations and federal, state and local environmental and mining laws and regulations. The Company's facilities are either self-certified as a qualifying facility under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), or formally certified as a qualifying facility by the Federal Energy Regulatory Commission ("FERC"). Pursuant to PURPA, FERC has promulgated regulations which exempt certain qualifying facilities from the Federal Power Act of 1920, the Public Utility Holding Company Act of 1935, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to qualify under PURPA, the Company's facilities must meet certain size, fuel and ownership requirements and/or co-generate. In addition to regulation of qualifying facilities, PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source.

  The Company's projects must also comply with applicable federal, state and local laws relating to the protection of the environment, primarily in the areas of water and air pollution. As regulations are enacted or adopted the Company cannot predict the effect of compliance therewith on its business. Failure to comply with all applicable requirements could result in required modifications to facilities including the inability to operate during periods of non-compliances. The Company is responsible to ensure compliance of its facilities with all applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors.

  The Company is not presently subject to regulation under the Public Utility Holding Company Act of 1935. The Company does not presently intend to engage in any activities that would cause it to be so regulated.

EMPLOYEES

  As of December 31, 1995, the Company had four full-time and two part-time employees. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees are represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company, through a subsidiary, leases the Scrubgrass waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The Company, through a subsidiary, owns the decommissioned Milesburg oil-fired electric generating facility located on approximately 10 acres in Centre County, Pennsylvania. The Company, through a subsidiary, owns approximately 80 acres in Fayette County, Pennsylvania for which it has abandoned efforts to develop electric generating facilities utilizing coal mine-fire technology. (See "The Company's Projects" above under Item 1 for a description of various property rights the Company has or is seeking with respect to its present and proposed projects).

  The Company is a tenant pursuant to a three-year lease, which commenced in February 1996, at its headquarters in Portsmouth, New Hampshire for which current monthly payments are $1,300.

ITEM 3. LEGAL PROCEEDINGS

  In the normal course of business, the Company is involved in various lawsuits. The Company is not engaged in any litigation which management believes would, if resolved adversely to the Company, have a material impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Common Stock of the Company (the "Common Stock") is traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") Small-Cap Market under the symbol POWR. As of March 21, 1996 there were approximately 300 holders of record of the Common Stock. Insofar as many of the shares are held in street name, the Company believes that the number of beneficial holders is substantially higher.

  The following table shows the quarterly high and low bid prices on the over-the-counter market for 1994 and 1995 as reported in the NASDAQ Small-Cap Market. Such bid prices reflect inter-dealer prices, without retail mark-up, bid down or commission and may not necessarily represent actual transactions.

      YEAR PERIOD                                                     HIGH  LOW
      ---- ------                                                    ------ ----
      1994 First Quarter...........................................    9/16  1/2
           Second Quarter..........................................    3/4   1/2
           Third Quarter...........................................    5/8   1/2
           Fourth Quarter..........................................    5/8   1/2
      1995 First Quarter...........................................    5/8  7/16
           Second Quarter..........................................    9/16  1/4
           Third Quarter...........................................    1/2  7/16
           Fourth Quarter..........................................    7/16 5/32

  In December 1995, the Company declared and paid a dividend of 8 cents per share. Prior to that date, the policy of the Company had been to retain earnings, if any, for use in its business. In March 1996, the Company declared a first quarter dividend of 3 cents per share. The Company has initiated a quarterly dividend policy which is subject to review and reconsideration by the Board of Directors each quarter. During 1995, the Company acquired 498,100 shares of treasury stock through open market purchases at an average price of $.19 per share. No such shares were acquired during 1994. For additional information with respect to treasury shares acquired in private transactions see Note K of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data for the five years ended December 31, 1995 are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere herein.

                                           YEAR ENDED DECEMBER 31
                                 ----------------------------------------------
                                  1995     1994      1993      1992      1991
                                 -------  -------  --------  --------  --------
                                   (000'S OMITTED EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA :
Power generation revenues....... $40,693  $30,705  $  1,571  $    --   $    --
                                 -------  -------  --------  --------  --------
Costs and expenses:
 Operating expenses.............  16,975   16,123     1,088       --        --
 Lease expense..................  23,020   10,538       --        --        --
 General and administrative
  expenses......................   3,668    2,998     1,613       831       534
 Depreciation and amortization..     167    3,018       428        44        43
 Increase (reduction) of
  expenses from litigation
  settlement....................     --       --        --         84      (257)
                                 -------  -------  --------  --------  --------
                                  43,830   32,677     3,129       959       320
                                 -------  -------  --------  --------  --------
Operating loss..................  (3,137)  (1,972)   (1,558)     (959)     (320)
                                 -------  -------  --------  --------  --------
Other income (expense):
 Gain on sale of
  affiliate/project.............     --     3,946       --         44       --
 Other income...................   1,593    5,465         1         1       115
 Interest income................     468      695       161        72       169
 Realized gain on sale of
  marketable debt securities....     --       --      1,678       --        --
 Minority interest..............     --     1,866       --        --        --
 Equity in net loss of
  affiliate.....................     --       (84)      --        --        --
 Interest expense...............    (107)  (8,830)   (1,376)      (13)       (4)
                                 -------  -------  --------  --------  --------
                                   1,954    3,058       464       104       280
                                 -------  -------  --------  --------  --------
(Loss) Income before income
 taxes and cumulative effect of
 accounting change..............  (1,183)   1,086    (1,094)     (855)      (40)
Income tax (benefit) expense....    (448)     416      (414)     (177)       (7)
Cumulative effect of accounting
 change.........................     --       --        --        --      4,765
                                 -------  -------  --------  --------  --------
  Net (loss) income............. $  (735) $   670  $   (680) $   (678) $  4,732
                                 =======  =======  ========  ========  ========
Net (loss) income per share
 before cumulative effect of
 accounting change.............. $ (0.07) $  0.06  $  (0.11) $  (0.12) $  (0.03)
Net (loss) income per share.....   (0.07)    0.06     (0.11)    (0.12)     0.49
Weighted average number of
 shares outstanding.............  10,649   11,321     8,592     7,586     9,200
                                  1995     1994      1993      1992      1991
                                 -------  -------  --------  --------  --------
                                              (000'S OMITTED)
BALANCE SHEET DATA :
Total assets.................... $45,226  $35,962  $149,788  $301,285  $147,819
Working capital (deficit).......   3,224    1,212     7,201      (484)    1,251
Long-term obligations...........  24,405   11,533   130,360   104,425    46,138
Deferred gain(1)................   6,322    6,631     6,785       --        --
Deferred revenue(1).............   3,065    2,826       --        --        --
Liabilities and net proceeds of
 project transferred under
 contractual arrangement........     --       --        --    189,962    92,888
Shareholders' equity............   2,797    4,443     3,303     5,443     6,232

--------
(1) See Notes A and B of Notes to Financial Statements.

  The Company declared and paid a dividend of $.08 per share in 1995. Prior to 1995 the Company had not declared or paid any dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  On December 31, 1995, the Company had cash and cash equivalents of $1,011,822 as compared to $356,527 at December 31, 1994. The increase is primarily due to the 1995 receipt of a portion of the proceeds from the 1994 sale of the Company's remaining interest in the Sunnyside project together with the receipt of sales tax refunds related to the Sunnyside project construction period.

  On December 31, 1995, the Company had working capital of $3,223,507 compared to $1,211,927 at December 31, 1994. The increase is primarily due to the receipt of proceeds from the sale of the Company's remaining interest in Sunnyside, the receipt of sales tax refunds related to the Sunnyside project and the restructuring of debt related to the Scrubgrass project which allowed the Company to record such obligations as non-current.

  Receivable from utility relates to the Scrubgrass project and was $6,536,506 at December 31, 1995 as compared to $5,370,098 at December 31, 1994.

  The current portion of notes receivable was $1,673,091 at December 31, 1995 as compared to $375,608 at December 31, 1994. The increase is primarily due to the maturity of the current portion of notes receivable related to the sale of the Sunnyside project and notes receivable related to the Scrubgrass project.

  Receivable from sale of affiliate relates to the Sunnyside project and was $276,444 at December 31, 1995 compared to $3,853,400 at December 31, 1994. The decrease is primarily related to the receipt in 1995 of a portion of such proceeds.

  Other current assets were $1,112,152 and $1,785,531 at December 31, 1995 and 1994, respectively. The decrease is due primarily to receipt in 1995 of construction management and overhead receivables related to the Scrubgrass project.

  Deferred income tax assets at December 31, 1995 were $5,543,229 as compared to $4,995,245 as of December 31, 1994. The increase is due to the income tax benefit recorded in 1995.

  Non-current notes receivable declined to $1,868,409 at December 31, 1995 as compared with $3,263,164 at December 31, 1994. This is primarily due to the maturity of the current portion of notes receivable related to the sale of the Sunnyside project and notes receivable related to the Scrubgrass project.

  Accrued power generation revenue increased to $15,161,689 at December 31, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents a receivable recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement.

  Other assets were $661,311 at December 31, 1995 as compared to $419,412 at December 31, 1994. The increase is primarily due to deferred financing costs incurred for the partial debt restructuring related to Scrubgrass project.

  Accounts payable and accrued expenses decreased from $6,969,386 at December 31, 1994 to $6,338,160 at December 31, 1995. The decline is primarily due to the payment of Scrubgrass project related liabilities.

  Other current liabilities at December 31, 1995 were $2,298,686 as compared to $3,559,851 at December 31, 1994. The decrease is primarily related to the non-current reclassification of certain Scrubgrass related liabilities as a result of the completion of a refinancing, in December 1995, by the Lessor of the Scrubgrass project.

  Deferred gain, net decreased to $6,322,419 at December 31, 1995 from $6,630,830 at December 31, 1994. The decline is due to the 1995 amortization of a deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years.

  Secured promissory notes payable and other borrowings increased from $5,971,270 at December 31, 1994 to $8,543,767 at December 31, 1995. The
increase is primarily due to the reclassification of current liabilities related to the Scrubgrass project as a result of a partial project refinancing completed in December 1995 by the Lessor.

  Accrued lease expense was $15,161,689 at December 31, 1995 as compared to $5,311,324 at December 31, 1994. This relates to the Scrubgrass project and represents an accrued expense recorded as a result of the straight-line accounting treatment of the lease expense over the initial 22 year lease term.

  Deferred revenue was $3,064,964 at December 31, 1995 compared to $2,825,972 at December 31, 1994. The increase relates to the Scrubgrass project and represents the deferral of power generation revenues pursuant to conditions set forth in the power purchase agreement. The Company defers such revenues until earned, which is expected to occur primarily during fiscal 1996.

RESULTS OF OPERATIONS

 General

  In 1995, the Company derived revenues primarily from power generation at the Scrubgrass project and from other income primarily as a result of sales tax refunds related to the Sunnyside project. In 1994, the Company derived revenues primarily from power generation at the Scrubgrass and Sunnyside projects and other income related to the sale of its remaining interest in the Sunnyside project. In 1993, the Company derived revenues primarily from power generation at the Sunnyside project and other income primarily from short-term investment interest.

  The Company has been developing alternative energy projects which during 1993 did not produce operating revenues until November 19, 1993 at which time the Sunnyside project commenced commercial operations. The net loss in 1995 is primarily due to operating losses from the Scrubgrass project. Net income in 1994 is primarily due to the gain and other income realized as a result of the sale of the Sunnyside project. The net loss in 1993 was primarily due to annual operating expenses in excess of power generation revenues generated since November 19, 1993 at the Sunnyside project.

 Revenues & Expenses

  Power generation revenues in 1995 were $40,693,465, all of which were from the Scrubgrass project which the Company commenced leasing on June 30, 1994. Revenues in 1994 were $30,704,589, which represent power generation revenues from the Sunnyside project until September 28, 1994 after which time the Company commenced reporting its investment in Sunnyside on the equity method, together with revenues from the Scrubgrass project which the Company commenced leasing on June 30, 1994. Revenues in 1993 were $1,570,649 and represent less than two months of power generation at the Sunnyside project.

  Operating expenses for 1995 relate to the Scrubgrass project and were $16,975,186 as compared to operating expenses for 1994 which were $16,122,617 which relate to the Scrubgrass and Sunnyside projects for six and nine months, respectively. The operating expenses for 1993 were $1,088,334, representing less than two months of Sunnyside project operations.

  Lease expense relates to the Scrubgrass project and was $23,020,132 in 1995 as compared to $10,537,623 in 1994. There is no such expense in 1993 since the lease was entered into on June 30, 1994.

  General and administrative expenses in 1995 were $3,668,066 and include twelve months of Scrubgrass operations. Comparatively, general and administrative expenses in 1994 were $2,998,325 and include six months of Scrubgrass operations and nine months of Sunnyside operations. General and administrative expenses were $1,613,041 in 1993 and include less than two months of Sunnyside operations.

  Depreciation and amortization decreased from $3,017,766 in 1994 to $167,333 in 1995 primarily due to the absence of such expenses related to the Sunnyside project, which was sold in 1994. Depreciation and amortization was $427,615 in 1993 and related principally to two months of Sunnyside project operations.

  Gain on sale of affiliate for 1994 was $3,945,494 and represents the gain on the sale of the Company's remaining interest in the Sunnyside project.

  Other income for 1995 was $1,592,814 and consisted primarily of Sunnyside project sales tax refunds of $1.1 million related to activities prior to the date of sale of the project. In addition, other income in 1995 included fee income related to the Scrubgrass project and approximately $308,000 from a deferred gain related to the Scrubgrass project, which is being recognized on a straight-line basis over the initial 22-year lease term. Other income for 1994 was $5,465,418 and consisted primarily of the recognition in 1994 of construction management and interest income related to the Sunnyside project. On September 28, 1994 the remaining equity bridge loans to the Sunnyside project were converted to equity, thereby reducing the Company's equity ownership in the project below 50%. Until that date the Company had eliminated such intercompany income from its consolidated financial statements for accounting purposes. After that date the Company reported its investment in the Sunnyside project on the equity method and such intercompany income was recorded as deferred revenue. On December 31, 1994 the Company recognized such deferred revenue as a result of the sale of the Sunnyside project.

  Interest income decreased from $695,142 in 1994 to $468,626 in 1995 primarily due to the absence of the earnings on investment balances related to the Sunnyside project. Interest income of $161,227 in 1993 was primarily related to earnings on investment balances related to the Sunnyside project.

  Interest expense decreased from $8,829,893 in 1994 to $106,783 in 1995. The decrease was primarily due to the absence in 1995 of such expenses related to the Sunnyside project which was sold in 1994. Interest expense was $1,375,625 in 1993 and was primarily related to the Sunnyside project which commenced commercial operations on November 19, 1993.

  In 1994, income from gain on sale of affiliate, minority interest and equity in net loss of affiliate aggregated $5,726,799 and was related to the Sunnyside project.

  Realized gain on sale of marketable debt securities of $1,677,916 in 1993 relates to the Sunnyside project and represents the reportable gain arising from the sale of such securities.

RECENTLY ISSUED ACCOUNTING STANDARDS

  See Note B of Notes to Financial Statements for recently issued accounting standards which are required to be adopted in 1996.

LIQUIDITY AND CAPITAL RESOURCES

 1995

  The Company's principal source of cash to continue its general corporate activities in 1995 was from proceeds received pursuant to the sale of the Sunnyside project and the receipt of sales tax refunds related to the Sunnyside project arising out of activities prior to the date of the sale and interest income.

 1996

  The Company's principal source of cash to continue its general corporate activities in 1996 will be from the receipt of note proceeds pursuant to the sale of the Sunnyside project, current cash balances, interest income earned on short-term investments and from cash flows, if any, from the Scrubgrass project. Various Scrubgrass contractual obligations may require that any cash flows from the Scrubgrass project be used to increase certain reserve accounts and/or be used to fund contractual obligations of the project and, therefore, may not be available to the Company. As of December 31, 1995 there were no such deficiencies. Management continues to implement a cost reduction program in an effort to significantly reduce general corporate overhead.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 14--Exhibits, Index to Financial Statements, and Reports on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
Independent Auditors' Report............................................. F-1
Consolidated Balance Sheets at December 31, 1995 and 1994................ F-2
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1994 and 1993..................................................... F-3
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1995,
 1994 and 1993........................................................... F-4
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1994 and 1993..................................................... F-5
Notes to Consolidated Financial Statements............................... F-6

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  N/A

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Information with respect to the directors of the Company may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 3, 1996. Such information is incorporated herein by reference.

  The executive officers of the Company are as follows:

  NAME                      AGE                     POSITION
  ----                      ---                     --------
Joseph E. Cresci...........  53 Chairman and Chief Financial Officer
Donald A. Livingston.......  52 President and Chief Operating Officer
Bayard R. Kraft, III.......  44 Treasurer, Secretary and Chief Executive Officer

  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

  Joseph E. Cresci, a founder of the Company, has served as Chairman and Chief Executive Officer since the Company's inception in 1982, as Treasurer of the Company from its inception until September 1987 and as President from inception until September 1991. From 1976 to 1982, Mr. Cresci was President and Chief Executive Officer of G.E. Stimpson Co., Inc. and Stimpson Systems, Inc., a distributor of office and printing products. From 1972 to 1975, Mr. Cresci was President of Ogden Recreation, Inc., a subsidiary of Ogden Corp.
(NYSE) where he was responsible for the operation of racing facilities, a hotel/resort, a parking company and a promotions company providing services to large crowd facilities. Mr. Cresci was Executive Vice President and Chief Operating Officer of Garden State Racing Association from 1969 to 1972. From 1967 to 1969, he was an associate lawyer with the Philadelphia law firm of Townsend, Elliott and Munson. Mr. Cresci holds a B.A. degree from Princeton University and a law degree from Cornell Law School and is a member of the Pennsylvania and Massachusetts Bar Associations.

  Donald A. Livingston, a founder of the Company, has served as President and Chief Operating Officer since September 1991, and as Executive Vice President from the Company's inception until September 1991. From 1974 to 1982, Mr. Livingston was President and Chief Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of large plastic parts. During the three previous years, he was a partner in the financial services firm of Capital Resources, Inc., where he was involved in obtaining debt and equity funds, and negotiating mergers and acquisitions. Mr. Livingston was a registered representative in the retail stock brokerage business with Baxter, Blyden and Selheimer from 1967 to 1971 and Bellamah, Neuhauser & Barrett from 1965 to 1967.

  Bayard R. Kraft, III, who will be leaving the Company effective March 29, 1996, has served as Chief Financial Officer of the Company since May, 1989, as the Treasurer of the Company since September, 1987, as the Controller of the Company since April, 1985 and as Secretary since June, 1989. From 1976 to 1985 he was a senior accountant with the certified public accounting firm of Van Blarcom and Harrison, specializing in auditing, income tax preparation and planning, and management advisory services. He attended Stetson University and the University of Vermont.

  William D. Linehan, who will replace Bayard R. Kraft III as Treasurer, Chief Financial Officer and Secretary of the Company effective March 29, 1996, was most recently employed since 1993 as a manager in the audit and consulting practice of Moody, Cavanaugh and Company, where he specialized in providing audit, tax advisory and business consulting services to closely-held corporations. From 1991 to 1993, Mr. Linehan was the Controller of Technology Procurement, Inc., and later the Secretary and Treasurer of Computer Finance and Rental, Inc., a corporation formed in 1993 after a corporate reorganization of Technology Procurement, Inc., where he was responsible for managing the accounting and financial activities of these corporations, which both were distributors and lessors of computer equipment and related peripheral products. From 1987 to 1991, Mr. Linehan was employed in the middle market audit and consulting practice of KPMG Peat Marwick, where he advanced to the position of supervisor and specialized in providing audit and management advisory services to publicly-traded and privately-held growth companies. Mr. Linehan, who received a Bachelor of Science Degree in Accountancy from Bentley College in 1987, is a Certified Public Accountant in the Commonwealth of Massachusetts and a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 3, 1996. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 3, 1996. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 3, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, INDEX TO FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

  The following documents are filed as part of this annual report:

  (a) 1. CONSOLIDATED FINANCIAL STATEMENTS

            ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
                                                                          PAGE
                                                                          ----
Independent Auditors' Report............................................. F-1
Consolidated Balance Sheets at December 31, 1995 and 1994................ F-2
Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1994 and 1993..................................................... F-3
Consolidated Statements of Shareholders' Equity for Years Ended December
 31, 1995, 1994 and 1993................................................. F-4
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1994 and 1993..................................................... F-5
Notes to Consolidated Financial Statements............................... F-6

  (a) 2. FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statement schedules for the Company and its subsidiaries are filed as part of this annual report:

  No schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions or are applicable, and therefore have been omitted.

  (a) 3. EXHIBITS

  The following Exhibits are included in this report:

   EXHIBIT                                                   INCORPORATION
   NUMBER                    DESCRIPTION                       REFERENCE   PAGE
   -------                   -----------                     ------------- ----
    3.01   Certificate of Incorporation, as amended.                A
    4.01   Certificate of Designation as filed with the
           Secretary of State of Delaware.                          Q
    4.02   Bylaws of the Registrant, as amended.                   AB
    5.01   Opinion of Townley & Updike as to the legality
           of Shares of Common Stock being registered.             AA
   10.03   Cash Bonus Plan                                          A
   10.12   Stock Purchase Agreement for 20,000 shares of
           common stock of Milesburg Energy, Inc., between
           Environmental Power Corporation and Neil W.
           Hedrick, Richard Mase and Sylvia B. Mase, dated
           April 30, 1987.                                          G
   10.13   Non-recourse Secured Note of Environmental
           Power Corporation to Neil W. Hedrick, Richard
           Mase and Sylvia B. Mase for $220,000, dated
           April 30, 1987.                                          G
   10.14   Non-recourse Secured Note of Environmental
           Power Corporation to Neil W. Hedrick, Richard
           Mase and Sylvia B. Mase for $4,900,000, dated
           April 30, 1987.                                          G

   EXHIBIT                                                   INCORPORATION
   NUMBER                    DESCRIPTION                       REFERENCE   PAGE
   -------                   -----------                     ------------- ----
   10.15   Note of Milesburg Energy, Inc., to Antrim
           Mining, Inc., for $41,000, dated April 30,
           1987.                                                    G
   10.16   Note of Milesburg Energy, Inc., to Richard Mase
           and Sylvia B. Mase for $139,000, dated April
           30, 1987.                                                G
   10.17   Electric Energy Purchase Agreement between West
           Penn Power Company and Milesburg Energy, dated
           February 25, 1987.                                       F
   10.57   1990 Stock Plan with forms of Incentive Stock
           Option Agreement and Non-Qualified Stock Option
           Agreement.                                               Q
   10.63a  Allonge to Promissory Note between Commonwealth
           Bank and Milesburg Energy, Inc., dated December
           6, 1993.                                                AB
   10.63b  Amendment to Promissory Note between
           Commonwealth Bank and Milesburg Energy, Inc.,
           dated October 26, 1994.                                 AC
   10.66   Stock Purchase Agreement, dated as of December
           15, 1990, by and among Environmental Power
           Corporation, Scrubgrass Power Corporation and
           Falcon Power Corporation. Schedules and similar
           attachments of the Purchase and Sale Agreement
           have been omitted; the Company agrees to
           furnish supplementally a copy of any omitted
           schedule to the Securities and Exchange
           Commission upon request.                                 T
   10.67   Appendix I to the Amended and Restated
           Participation Agreement, dated as of December
           22, 1995, among Buzzard Power Corporation,
           Scrubgrass Generating Company, L.P.,
           Environmental Power Corporation, Bankers Trust
           Company and Credit Lyonnais, which Appendix
           defines terms used and not otherwise defined in
           the Stock Purchase Agreement filed as Exhibit
           2.1.
   10.69   Transfer Agreement, dated as of December 19,
           1991, between Environmental Power Corporation
           and Scrubgrass Generating Company, L.P.                  V
   10.70   Stock Pledge Agreement, dated December 19,
           1991, between Environmental Power Corporation
           and Scrubgrass Generating Company, L.P.                  V
   10.71   Amended and Restated Participation Agreement,
           dated as of December 22, 1995, among Buzzard
           Power Corporation, Scrubgrass Generating
           Company, L.P., Environmental Power Corporation,
           Bankers Trust Company and Credit Lyonnais.
   10.72   Lease between Equinox Resort Associates, L.P.,
           and Environmental Power Corporation, dated May
           14, 1993.                                               AB
   10.73   Director Option Plan.                                   AB
   10.74   Order and Stipulation of Settlement, dated as
           of January 24, 1994, between Environmental
           Power Corporation and Drexel Burnham Lambert,
           Inc.                                                    AB
   10.80   Lease Agreement between Scrubgrass Generating
           Company, L.P., a Delaware limited partnership,
           as Lessor, and Buzzard Power Corporation, a
           Delaware corporation, as Lessee, dated as of
           June 17, 1994. Schedules and similar
           attachments, listed in the Lease have been
           omitted; the Company agrees to furnish
           supplementally a copy of any omitted schedule
           to the Securities and Exchange Commission upon
           request.                                                AC

   EXHIBIT                                                   INCORPORATION
   NUMBER                    DESCRIPTION                       REFERENCE   PAGE
   -------                   -----------                     ------------- ----
   10.81   Purchase and Sale Agreement by and among NRG
           Sunnyside Inc. and B&W Sunnyside L.P. and
           Kaiser Systems, Inc., Kaiser Power of
           Sunnyside, Inc., Sunnyside Power Corporation
           and Environmental Power Corporation, dated
           December 31, 1994. Schedules and similar
           attachments of the Purchase and Sale Agreement
           have been omitted; the Company agrees to
           furnish supplementally a copy of any omitted
           schedule to the Securities and Exchange
           Commission upon request.                                AC
   11      Computation of Earnings per Share
   21      Subsidiaries of the Registrant
   23.1    Consent of Deloitte & Touche LLP
   28.02   Order of Pennsylvania Public Utility Commission
           in connection with Milesburg Energy, Inc.,
           adopted September 21, 1989.                              R

Incorporation References:

  A Previously filed as part of Registration Statement No. 33-9808 (the "Registration Statement"), filed with the Securities and Exchange Commission on October 28, 1986.

  B Previously filed as part of Amendment No. 1 to Registration Statement No. 33- 9808, filed with the Securities and Exchange Commission on November 17, 1986.

  F Previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1986, filed with the Securities and Exchange Commission on March 30, 1987.

  G Previously filed as part of the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 1987.

  Q Previously filed as part of the Company's Report on Form 8-K, filed with the Securities and Exchange Commission on February 7, 1990.

  R Previously filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on November 14, 1990.

  T Previously filed as part of the Company's Report on Form 8-K, dated December 28, 1990.

  V Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1991, filed with the Securities Exchange Commission on April 12, 1992.

  AB Previously filed as part of the Company's Report on form 10-K for the year ended December 31, 1993.

  AC Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1994.

  (b) REPORTS ON FORM 8-K

  Not Applicable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:                                    Environmental Power Corporation

March 21, 1996
                                                   /s/ Joseph E. Cresci
                                          By: _________________________________
                                                     Joseph E. Cresci,
                                               Chairman and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ Joseph E. Cresci           Chairman, Chief          March 21, 1996
-------------------------------------   Executive Officer,
          JOSEPH E. CRESCI              & Director
                                        (Principal
                                        Executive Officer)

      /s/ Donald A. Livingston         President & Chief        March 21, 1996
-------------------------------------   Operating Officer
        DONALD A. LIVINGSTON

         /s/ Bayard R. Kraft           Treasurer, Chief         March 21, 1996
-------------------------------------   Financial Officer &
         BARARD R. KRAFT III            Secretary
                                        (Principal
                                        Financial Officer)

         /s/ Edward Koehler            Director                 March 21, 1996
-------------------------------------
           EDWARD KOEHLER

        /s/ Peter J. Blampied          Director                 March 21, 1996
-------------------------------------
          PETER J. BLAMPIED

       /s/ Robert I. Weisberg          Director                 March 21, 1996
-------------------------------------
         ROBERT I. WEISBERG

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Environmental Power Corporation

  We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

New York, New York
March 5, 1996

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents--Note B..................  $ 1,011,822  $   356,527
  Restricted cash--Note B............................    1,250,338          --
  Receivable from utility............................    6,536,506    5,370,098
  Notes receivable...................................    1,673,091      375,608
  Receivable from sale of affiliate--Note A .........      276,444    3,853,400
  Other current assets--Note C.......................    1,112,152    1,785,531
                                                       -----------  -----------
    TOTAL CURRENT ASSETS.............................   11,860,353   11,741,164
PROPERTY, PLANT AND EQUIPMENT, NET--Notes A, B, D and
 I...................................................    7,075,907    7,026,804
DEFERRED INCOME TAX ASSET--Notes B and J.............    5,543,229    4,995,245
LEASE RIGHTS, NET--Notes A and B.....................    3,055,526    3,204,531
NOTES RECEIVABLE--Note A.............................    1,868,409    3,263,164
ACCRUED POWER GENERATION REVENUE--Note B.............   15,161,689    5,311,324
OTHER ASSETS--Notes A and E..........................      661,311      419,412
                                                       -----------  -----------
                                                       $45,226,424  $35,961,644
                                                       ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses--Note F......  $ 6,338,160  $ 6,969,386
  Other current liabilities--Note G..................    2,298,686    3,559,851
                                                       -----------  -----------
    TOTAL CURRENT LIABILITIES........................    8,636,846   10,529,237
DEFERRED GAIN, NET--Note B...........................    6,322,419    6,630,830
SECURED PROMISSORY NOTES PAYABLE AND OTHER
 BORROWINGS--Notes A and H...........................    8,543,767    5,971,270
ACCRUED LEASE EXPENSE--Note B........................   15,161,689    5,311,324
DEFERRED REVENUE--Notes A and B......................    3,064,965    2,825,972
MAINTENANCE RESERVE--Note B..........................      699,429      250,000
SHAREHOLDERS' EQUITY--Note K:
  Preferred Stock ($.01 par value; 1,000,000 shares
   authorized; 18,740 shares issued at December 31,
   1994).............................................          --           187
  Common Stock ($.01 par value; 20,000,000 shares
   authorized; 12,145,423 shares and 10,602,179
   shares issued at December 31, 1995 and 1994,
   respectively; 11,547,323 shares and 10,582,179
   shares outstanding at December 31, 1995 and 1994,
   respectively).....................................      121,454      106,822
  Additional paid-in capital.........................   12,592,808   13,963,993
  Unearned compensation..............................      (66,941)    (147,281)
  Accumulated deficit................................   (8,847,585)  (8,112,974)
                                                       -----------  -----------
                                                         3,799,736    5,810,747
Less: 598,100 and 100,000 common shares held in
       treasury, at cost, at December 31, 1995 and
       1994, respectively............................     (168,395)     (75,000)
   18,740 preferred shares held in treasury, at cost,
    at December 31, 1994.............................          --      (890,860)
   Notes receivable from officers....................     (834,032)    (401,876)
                                                       -----------  -----------
                                                         2,797,309    4,443,011
                                                       -----------  -----------
                                                       $45,226,424  $35,961,644
                                                       ===========  ===========

                See notes to consolidated financial statements.

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
POWER GENERATION REVENUES............... $40,693,465  $30,704,589  $ 1,570,649
                                         -----------  -----------  -----------
Costs and expenses:
  Operating expenses....................  16,975,186   16,122,617    1,088,334
  Lease expense--Notes A, B and L ......  23,020,132   10,537,623          --
  General and administrative expenses...   3,668,066    2,998,325    1,613,041
  Depreciation and amortization--Note
   B....................................     167,333    3,017,766      427,615
                                         -----------  -----------  -----------
                                          43,830,717   32,676,331    3,128,990
                                         -----------  -----------  -----------
OPERATING LOSS..........................  (3,137,252)  (1,971,742)  (1,558,341)
                                         -----------  -----------  -----------
Other income (expense):
  Other income--Note A..................   1,592,814    5,465,418          600
  Interest income.......................     468,626      695,142      161,227
  Interest expense--Note I..............    (106,783)  (8,829,893)  (1,375,625)
  Gain on sale of affiliate/project--
   Note A...............................         --     3,945,494          --
  Minority interest--Note A.............         --     1,866,017          --
  Equity in net loss of affiliate.......         --       (84,712)         --
  Realized gain on sale of marketable
   debt securities......................         --           --     1,677,916
                                         -----------  -----------  -----------
                                           1,954,657    3,057,466      464,118
                                         -----------  -----------  -----------
(LOSS) INCOME BEFORE INCOME TAXES.......  (1,182,595)   1,085,724   (1,094,223)
INCOME TAX (BENEFIT) EXPENSE--Notes B
 and J..................................    (447,984)     415,894     (413,849)
                                         -----------  -----------  -----------
NET (LOSS) INCOME....................... $  (734,611) $   669,830  $  (680,374)
                                         ===========  ===========  ===========
NET (LOSS) INCOME PER SHARE--Note B..... $     (0.07) $      0.06  $     (0.11)
                                         ===========  ===========  ===========


                See notes to consolidated financial statements.

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         PREFERRED  COMMON                UNREALIZED                                         NOTES
                           STOCK     STOCK   ADDITIONAL    LOSS ON                                         RECEIVABLE
                         ($.01 PAR ($.01 PAR   PAID-IN    MARKETABLE    UNEARNED   ACCUMULATED  TREASURY      FROM
                          VALUE)    VALUE)     CAPITAL    SECURITIES  COMPENSATION   DEFICIT      STOCK     OFFICERS
                         --------- --------- -----------  ----------  ------------ -----------  ---------  ----------
BALANCE AT JANUARY 1,
 1993...................   $ 187   $ 76,108  $13,580,847        --           --    $(8,102,430) $(111,742)       --
 Net Loss...............                                                              (680,374)
 Exercise of options....             29,573      383,146                                                   $(401,876)
 Purchase of preferred
  shares................                                                                         (890,860)
 Purchase of common
  shares................                                                                         (214,268)
 Issuance of restricted
  stock.................              1,141                            $(227,621)                 251,010
 Unrealized losses on
  non-current marketable
  securities............                                  $(390,325)
                           -----   --------  -----------  ---------    ---------   -----------  ---------  ---------
BALANCE AT DECEMBER 31,
 1993...................     187    106,822   13,963,993   (390,325)    (227,621)   (8,782,804)  (965,860)  (401,876)
                           -----   --------  -----------  ---------    ---------   -----------  ---------  ---------
 Net Income.............                                                               669,830
 Unrealized loss related
  to affiliate sold.....                                    390,325
 Amortization of
  unearned
  compensation--Note K..                                                  80,340
                           -----   --------  -----------  ---------    ---------   -----------  ---------  ---------
BALANCE AT DECEMBER 31,
 1994...................     187    106,822   13,963,993        --      (147,281)   (8,112,974)  (965,860)  (401,876)
                           -----   --------  -----------  ---------    ---------   -----------  ---------  ---------
 Net Loss...............                                                              (734,611)
 Preferred stock
  retired...............    (187)               (890,673)                                         890,860
 Exercise of options....             14,632      443,274                                                    (432,156)
 Purchase of common
  shares................                                                                          (93,395)
 Amortization of
  unearned
  compensation--Note K..                                                  80,340
 Dividends paid--Note
  K.....................                        (923,786)
                           -----   --------  -----------  ---------    ---------   -----------  ---------  ---------
BALANCE AT DECEMBER 31,
 1995...................   $ --    $121,454  $12,592,808  $     --     $ (66,941)  $(8,847,585) $(168,395) $(834,032)
                           =====   ========  ===========  =========    =========   ===========  =========  =========


                See notes to consolidated financial statements.

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31
                                       ---------------------------------------
                                          1995          1994          1993
                                       -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income.................... $  (734,611) $    669,830  $   (680,374)
 Adjustments to reconcile net (loss)
  income to net cash provided by (used
  in) operating activities:
 Gain on sale of marketable debt
  securities..........................         --            --     (1,677,916)
 Depreciation and amortization........     167,333     3,017,766       427,615
 Deferred income taxes................    (547,984)      415,894      (413,849)
 Amortization of deferred gain........    (308,411)     (154,205)          --
 Minority interest....................         --     (1,866,017)          --
 Gain on sale of interest in
  affiliate...........................         --     (3,945,494)          --
 Amortization of unearned
  compensation........................      80,340        80,340           --
 Equity in net loss of affiliate......         --         84,712           --
 Payment of debt issuance costs.......         --            --       (570,705)
 Other income.........................     (77,982)   (5,460,367)       35,358
 Accrued power generation revenue.....  (9,850,365)   (5,311,324)          --
 Accrued lease expense................   9,850,365     5,311,324           --
 Changes in operating assets and
  liabilities:
  Increase in receivable from
   utility............................  (1,166,408)   (4,393,710)          --
  Decrease (increase) in receivable
   from sale of affiliate.............   3,576,956    (3,853,400)          --
  Increase in notes receivable........         --       (701,272)          --
  Decrease (increase) in other
   current assets.....................     610,151    (2,173,384)   (1,333,947)
  Increase in accounts payable and
   accrued expenses...................     803,436     1,821,548       739,273
  Increase in deferred revenue........     238,993     2,825,972           --
  (Decrease) increase in other
   current liabilities................  (1,187,668)    1,798,035     1,240,094
  Decrease in income taxes payable....         --            --       (168,000)
  Increase in maintenance reserve.....     449,429       250,000           --
                                       -----------  ------------  ------------
   Cash provided by (used in)
    operating activities..............   1,903,574   (11,583,752)   (2,402,451)
                                       -----------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Reduction of cash as a result of
  conversion to equity method of
  accounting for investment in
  affiliate...........................         --     (5,872,438)          --
 Conversion to equity method of
  accounting for investment in
  affiliate...........................         --      3,496,675           --
 Proceeds from notes receivable.......     312,500           --            --
 Purchase of marketable debt
  securities..........................         --            --    (10,665,575)
 Sale of marketable debt securities...         --            --      9,611,625
 Lease rights expenditures............         --        415,974      (417,689)
 Restricted deposits and other
  assets..............................    (316,899)    1,098,560    (1,913,417)
 Property, plant & equipment
  expenditures........................     (66,449)     (165,741)  (14,640,780)
                                       -----------  ------------  ------------
   Cash used in investing activities..     (70,848)   (1,026,970)  (18,025,836)
                                       -----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from tax exempt borrowings
  and equity bridge loans.............         --      4,229,336    28,994,286
 Payment of secured promissory notes
  payable and other borrowings........    (186,000)     (327,500)      (54,115)
 Dividends paid.......................    (923,786)          --            --
 Purchase of treasury stock...........     (93,395)          --       (203,423)
 Proceeds from sale of common stock...      25,750           --            570
                                       -----------  ------------  ------------
   Cash (used in) provided by
    financing activities..............  (1,177,431)    3,901,836    28,737,318
                                       -----------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..........................     655,295    (8,708,886)    8,309,031
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR..............................     356,527     9,065,413       756,382
                                       -----------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................. $ 1,011,822  $    356,527  $  9,065,413
                                       ===========  ============  ============

                See notes to consolidated financial statements.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BUSINESS AND ORGANIZATION

  Business: Environmental Power Corporation ("EPC" or the "Company") owns a 22-year leasehold interest in an approximately 85 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994, the Company had varying ownership interests (80% to 43%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified utility companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. The Company has one additional project (the "Milesburg Project") in the development stage.

 Scrubgrass

  The Scrubgrass Project located on a 600 acre site in Venango County, Pennsylvania, is an approximately 85 Mw (net) waste coal-fired electric generating station (the "Facility") which has been constructed by Bechtel Power Corporation. The construction contract provided for a guaranteed net electrical output of 82.85 Mw. Final completion was achieved by the contractor in June 1994.

  On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of the Company, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises, Inc. and Bechtel Enterprises. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principle project agreements and its rights and obligations thereunder including, but not limited to, the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. The Company has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The project is managed by U.S. Generating Company, a joint venture of PG&E Enterprises and Bechtel Enterprises, Inc.

  Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at a fixed average rate of approximately 4.68 cents/Kwh and escalates at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ["GPU"] from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator, less 1%. On June 8, 1993, the Facility was declared by PENELEC to have reached commercial operation.

  The Facility is being operated by U.S. Operating Services Company pursuant to a 15-year Operations and Maintenance Agreement ("O & M"). A budget for all operational expenses, including a fixed management fee, is approved annually. Failure to achieve approved annual budgets can result in operator liability and/or termination of the O & M. The Scrubgrass Project owns or has under contract sufficient fuel to operate the facility for approximately 25 years.

  A Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. has been entered into to supply the Scrubgrass Project with limestone for an initial term of five years which, in December 1995, was extended through the year 2000, and which may be extended up to 15 additional years. The project also maintains agreements with initial terms of 15 years for the transportation and handling of fuel, ash and limestone with Savage Industries, Inc. Costs established under these agreements will escalate at partially fixed and partially indexed rates.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE A--BUSINESS AND ORGANIZATION--(CONTINUED)

  All revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the project, all operating expenses, base lease payments (which include the Lessor's debt as described below), certain maintenance reserve payments and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses or otherwise invest further from financing sources outside the project.

  Until December 22, 1995, the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing in 1999. The Lessor entered into interest rate swaps which have the effect of fixing the interest rate until May 18, 1996, at approximately 3.72% on the tax-exempt bonds and over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the specified base rent will reflect the effect of floating rates on the Lessor's tax-exempt bonds. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. As a result of the Lessor's debt restructuring, Buzzard extended the term of $4 million of current liabilities through 2004 (See Notes B, E, F and G).

 Sunnyside

  Sunnyside is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah, that was constructed by Parsons Main, Inc. ("PMI"). The facility reached commercial operation on November 19, 1993. The project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which EPC owned an approximate 70% interest until September 28, 1994, and thereafter an approximate 40% interest until December 31, 1994, at which time the Company sold its remaining interest in SCA.

  In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995, and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 is due December 31, 1996, and the remaining principal of $1,750,000 is due December 31, 1997. In addition, in 1994, the Company also recorded a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The remaining receivable balance is being disputed through litigation with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes arising out of activities prior to the date of the sale. During 1995, the Company received refunds aggregating $1.1 million in final settlements for all such sales tax refunds, which have been included in other income in the accompanying statements of operations.

  In 1994 as a result of the sale of its interest in SCA, the Company recorded a gain on the sale of approximately $3.9 million and recognized other income for management services and interest income aggregating approximately $5.5 million which is included in other income on the accompanying consolidated statements of operations. The Company had previously earned these management fees and interest income from services and loans provided to SCA but such amounts had been eliminated in consolidation prior to the sale.

 Milesburg

  On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the Company which controlled the development rights to an existing 43 Mw (net) oil-fired facility, which was retired from service in 1984. In connection with

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE A--BUSINESS AND ORGANIZATION--(CONTINUED)

the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 and asubsidiary assumed pre-acquisition MEI liabilities totaling $180,000. The notes payable, pre-acquisition liabilities and other liabilities incurred subsequent to the purchase become payable only under certain conditions, the most significant of which relate to the closing of construction financing and commencement of construction for the project. The Company plans to convert or replace this facility to use waste coal. (See Notes D and H). MEI has executed a 30-year power purchase agreement with West Penn Power Company ("WPPC") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from WPPC's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC") and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial customers, the Office of the Consumer Advocate and WPPC. The PUC subsequently ordered the rates contained in the power purchase agreement to be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order has been appealed by the same litigants through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order has been temporarily stayed by mutual agreement of MEI and WPPC pending settlement discussions.


  In 1990, as a result of the uncertainties related to approval of the power contract and the rates provided therein and the Company's working capital position which, at that time, could have prevented it from continuing to fund development efforts, management provided a reserve of $940,144 against its investment in the project. However, the Company has continued to invest monies in an effort to protect its legal and contractual interests and to support its ability to commence construction in the event of a favorable resolution to the power purchase agreement. MEI is currently seeking the sale of the project or partnership of the project with an entity that would provide equity financing for development and construction. There can be no assurance that MEI will be successful in selling the project, finding a partner or in further developmental efforts or that the project will reach commercial operation (See Notes D, H and I).

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned and majority owned subsidiaries. The equity method of accounting had been used for any subsidiary in which the Company held less than a majority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. In 1995, non-cash investing and financing activities include the retirement of preferred treasury shares ($890,860), the issuance of a non-current obligation to refinance a trade obligation ($250,000), the issuance of a secured note payable ($2,435,000) to refinance certain trade obligations ($1,184,662) and provide restricted cash for plant maintenance ($1,250,338), the exchange of notes receivable for the purchase of the Company's common stock ($439,156) and the issuance of notes receivable to refinance accrued interest receivable ($63,228). In 1993, non-cash investing and financing activities include the issuance of a note payable to the DBL trust for $1,850,000 (discounted value of $1,608,217) and the Company's purchase of preferred treasury shares ($890,860) and the exchange of a note receivable to purchase common stock of $10,845.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, notes receivable and receivables from utility. The Company's cash equivalents represent certificates of deposit issued from high quality financial institutions. Notes receivable represent amounts due from the acquirers of the Company's interest in the Sunnyside project. The Company believes these acquirers are credit worthy entities which, to date, have paid all obligations as they've matured under such notes receivable. Receivable from Utility represent amounts due from its sole customer PENELEC, a public utility with a credit rating of A- by Standard & Poors, pursuant to the terms of the 22 year power purchase agreement.

  Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass project pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note
A).

  Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of the Sunnyside power generating facility, which was sold on December 31, 1994, was computed using the straight-line method over a composite life of 35 years. Significant renewals and betterments that increase the useful lives of the assets are capitalized; maintenance and dispositions are recorded in current operations as incurred. Facility Under Development represents project acquisition costs and costs incurred during the development stage of the Milesburg project. Other costs include professional services, salaries and other costs that are directly related to the Milesburg project. In addition, certain indirect costs are also allocated to the Milesburg project. If and when the facility becomes operational, such costs will be amortized over the useful life of the project. Accumulated costs of development projects may be expensed in the year that it becomes probable, in management's opinion, that the costs will not be recovered. Depreciation on office equipment and furniture is computed using the straight-line method over five years.

  Deferred Financing Costs: In 1995, the Company incurred $300,000 in connection with the restructuring of certain debt related to the Scrubgrass project. Such costs are being amortized over nine years, the life of the debt (See Note E). The Company amortized deferred financing costs related to the Sunnyside project over the terms of the Sunnyside project debt. From November 19, 1993, to September 28, 1994, the date through which SCA was consolidated into the Company's operations, the Company charged the amortization of such costs to operations. Until November 19, 1993, the Company capitalized the amortization of such deferred Sunnyside financing costs in property, plant and equipment.

  Lease Rights: Lease Rights are recorded at cost and are being amortized over the 22-year lease term related to the Scrubgrass Project. Accumulated amortization related to the lease rights was $223,534 and $74,529 at December 31, 1995 and 1994, respectively.

  Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with generally accepted accounting principles, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $15,161,689 and $5,311,324 at December 31, 1995 and 1994, respectively, and represents that portion of revenue earned that has not yet been received.

  As discussed in Note A, the Company has entered into a long-term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with generally accepted accounting principles, lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $15,161,689 and $5,311,324 at December 31, 1995 and 1994, respectively, and represents that portion of lease expense that has not yet been paid.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Deferred Gain: The sale of the Scrubgrass Project by the Company on December 28, 1990, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the project. In December 1993, the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the balance sheet the gross assets and liabilities of the Scrubgrass project and recorded a deferred gain of $6,785,035 arising from the original sale of the project in 1990. The deferred gain is being amortized over the 22-year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain at December 31, 1995 and 1994, was $462,616 and $154,205, respectively.

  Deferred Revenue: Deferred revenue of $3,064,965 and $2,825,972 at December 31, 1995 and 1994, respectively, represents amounts received for power generation from the Scrubgrass project at rates in excess of forecasted rates as set forth in the power purchase agreement. The Company defers such revenues until earned which is expected to occur during 1996.

  Maintenance Reserve: The Company records the expense of major equipment overhauls related to the Scrubgrass Project on a straight-line basis using management's best estimate of future outlays. Amounts are charged to expense and are credited to the reserve in anticipation of future outlays for major overhauls.

  Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which the Company expects income tax benefits will be realized in future years.

  Income (loss) Per Share: The Company computes its earnings per common share using the modified treasury stock method ("modified method") in accordance with Accounting Principles Board Opinion No. 15. The modified method is used when the number of shares obtainable upon exercise of outstanding options, warrants and their equivalents exceed 20% of the Company's outstanding common stock. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock and the remainder invested in US government securities. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation.

  Primary income (loss) per share is computed by dividing net income (loss), increased by the assumed earnings on US government security purchases, divided by the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding (10,649,161, 11,321,178 and 8,591,564 shares for the years ended December 31, 1995, 1994 and 1993, respectively).

  Shares issuable in connection with stock options and stock purchase warrants are considered common stock equivalents. Common stock equivalents are considered dilutive of earnings but not losses for this purpose when the exercise price is below the average market price of the Company's Common Stock for the period. The weighted average number of shares outstanding during the period is increased by the excess of the shares to be issued over the shares that could have been purchased from the proceeds of the exercise of the stock options and

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE B--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

warrants using the average market price of the Company's Common Stock during the period the stock options and warrants are outstanding. For the year ended December 31, 1995, there were no such common stock equivalents since they were antidilutive.

  Fully diluted income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding, dilutive common stock equivalents outstanding and convertible preferred stock outstanding after adjustment for the related dividends on preferred stock and the assumed earnings on US government security purchases (10,649,161, 11,321,178 and 8,591,564 for the years ended December 31, 1995, 1994 and 1993, respectively). Common stock equivalents are considered dilutive of earnings but not losses for this purpose when the exercise price is below the higher of the market price of the Company's Common Stock at the end of the period or the average price of the Company's Common Stock for the period. The closing market price of the Company's Common Stock on December 31, 1995 was $.31.

  Recently Issued Accounting Standards: In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's financial statements beginning in 1996. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. In the opinion of the Company's management, it is not anticipated that the adoption of SFAS No. 121 will have a material effect on the financial position or results of operations of the Company.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995, and adoption of the measurement and recognition provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on its financial position or operating results and per share results should it elect to make such a change.

  Reclassification: Certain amounts in 1994 and 1993 have been reclassified to conform with the current period presentation.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE C--OTHER CURRENT ASSETS

  At December 31, 1995 and 1994, other current assets consist of the following:

                                                            1995       1994
                                                         ---------- ----------
   Interest receivable.................................. $  139,319        --
   Construction management and overhead receivable......        --  $  688,601
   Prepaid expenses.....................................    380,138    397,363
   Note receivable and accrued interest due from
    officer.............................................    103,612     98,482
   Fuel inventory.......................................    484,991    588,066
   Deposits.............................................      4,092     13,019
                                                         ---------- ----------
                                                         $1,112,152 $1,785,531
                                                         ========== ==========

NOTE D--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are recorded at cost less accumulated depreciation and consists of the following at December 31, 1995 and 1994:

                                                          1995        1994
                                                       ----------  ----------
   Power generating facilities:
     Facility Under Development--Milesburg............ $7,981,987  $7,910,584
     Less Reserve for Non-recovery of Costs--
      Milesburg.......................................   (940,144)   (940,144)
                                                       ----------  ----------
                                                        7,041,843   6,970,440
                                                       ----------  ----------
   Office:
     Equipment and furniture..........................     92,009     216,382
     Less accumulated depreciation....................     57,945     160,018
                                                       ----------  ----------
                                                           34,064      56,364
                                                       ----------  ----------
                                                       $7,075,907  $7,026,804
                                                       ==========  ==========

  Salary costs of certain employees capitalized as part of project costs in 1994 above amounted to approximately $32,740. Certain other indirect costs also capitalized as part of project costs above amounted to approximately $124,437 in 1994. These costs were allocated to the projects based on the relationship of direct salary costs to total salary costs. There were no such costs capitalized in 1995.

NOTE E--OTHER ASSETS

  Other assets consist of the following at December 31, 1995 and 1994:

                                                                 1995     1994
                                                               -------- --------
   Scrubgrass project receivables............................. $261,311 $244,412
   Deferred financing costs--Note B...........................  300,000      --
   Hamilton investment........................................  100,000  175,000
                                                               -------- --------
                                                               $661,311 $419,412
                                                               ======== ========

  Scrubgrass project receivables represent deposits in connection with fuel reserves under long-term leases.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE E--OTHER ASSETS--(CONTINUED)

  Hamilton investment represents an investment in the stock of Hamilton Technologies, Inc. ("Hamilton"), a privately held Massachusetts developer of computer aided software engineering (CASE) software. In 1994 the Company provided a reserve against its investment of $75,000. In 1995 the Company increased the reserve to $150,000.

NOTE F--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following at December 31, 1995 and 1994:

                                                              1995       1994
                                                           ---------- ----------
   Accounts payable....................................... $3,437,670 $4,807,106
   Accrued expenses.......................................  2,900,490  2,162,280
                                                           ---------- ----------
                                                           $6,338,160 $6,969,386
                                                           ========== ==========

  Accounts payable at December 31, 1995 and 1994 includes $2,505,085 and $2,805,844, respectively, which are related to Scrubgrass project operations.

  Accrued expenses at December 31, 1995 and 1994 includes $2,672,912 and $2,021,066, respectively, which are related to Scrubgrass project operations.

NOTE G--OTHER CURRENT LIABILITIES

  Other current liabilities consist of the following at December 31, 1995 and 1994:

                                                              1995       1994
                                                           ---------- ----------
   Scrubgrass note payable................................ $  300,000        --
   DBL note payable.......................................        --  $1,475,000
   Scrubgrass working capital loan........................  1,628,143  1,607,811
   Other..................................................    370,543    477,040
                                                           ---------- ----------
                                                           $2,298,686 $3,559,851
                                                           ========== ==========

  The Scrubgrass note payable represents the current portion of an obligation related to the Scrubgrass project (See Note H).

  The DBL note payable represents the current portion of a non-interest bearing note payable to the DBL Liquidating Trust (See Note K).

  The Scrubgrass project working capital loan represents borrowings under a working capital loan agreement. In 1994, Buzzard entered into a Lessee Working Capital Loan Agreement with the Lessor whereby the Lessor has provided Buzzard with a $4 million line of credit for seasonal working capital requirements for the Scrubgrass project.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE H--SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

  Secured promissory notes payable and other borrowings at December 31, 1995 and 1994, consist of the following:

                                                              1995       1994
                                                           ---------- ----------
   Milesburg borrowings................................... $5,858,767 $5,858,768
   Scrubgrass notes payable...............................  2,435,000        --
   Other..................................................    250,000    112,502
                                                           ---------- ----------
                                                           $8,543,767 $5,971,270
                                                           ========== ==========

  The Milesburg borrowings are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg project. Borrowings of $5,120,000 are collateralized by all of the common stock of MEI (See Note A).

  The Scrubgrass notes payable represent the non-current portion of an obligation related to the Scrubgrass project (See Note G).

  Other borrowings represent selling expenses incurred in connection with the sale of the Sunnyside project which are payable upon receipt of the principal proceeds from the notes receivable which become due December 31, 1997 (See Note A).

NOTE I--INTEREST CAPITALIZED

  Interest costs for the years ended December 31, 1995, 1994, and 1993 consist of the following:

                                                  1995      1994       1993
                                                -------- ---------- ----------
   Total interest costs incurred............... $119,696 $8,850,266 $8,380,791
   Amount included in operations...............  106,783  8,829,893  1,375,625
                                                -------- ---------- ----------
   Amounts capitalized in development and
    construction of projects................... $ 12,913 $   20,373 $7,005,166
                                                ======== ========== ==========

  Interest costs incurred for 1993 are net of interest earnings of $3,032,767 on unexpended Sunnyside construction funds held by the trustee.

  Total interest paid during the years ended December 31, 1995, 1994 and 1993 amounted to $111,913, $11,109,122 and $11,047,106, respectively.

  Interest costs incurred for 1994 and 1995 do not include debt service included in lease expense related to the Scrubgrass project.

NOTE J--INCOME TAXES

  The income tax (benefit) expense for the years ended December 31, 1995, 1994 and 1993 consist of the following:

                                                    1995       1994     1993
                                                  ---------  -------- ---------
   Current:
     Federal.....................................  $100,000       --        --
   Deferred:
     Federal.....................................  (477,175) $350,227 $(348,435)
     State.......................................   (70,809)   65,667   (65,414)
                                                  ---------  -------- ---------
                                                  $(447,984) $415,894 $(413,849)
                                                  =========  ======== =========

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE J--INCOME TAXES--(CONTINUED)

  A reconciliation between the actual income tax (benefit) expense and the income tax (benefit) expense computed by applying the statutory federal income tax rate to the (loss) income before income taxes for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                  1995       1994     1993
                                                ---------  -------- ---------
   Federal tax (benefit) expense at 34%........ $(402,082) $368,880 $(372,035)
   State tax (benefit) expense, net of federal
    tax........................................   (46,734)   43,340   (43,331)
   Nondeductible portion of meals and
    entertainment..............................       832     3,674     1,517
                                                ---------  -------- ---------
                                                $(447,984) $415,894 $(413,849)
                                                =========  ======== =========

  At December 31, 1995 and 1994, the components of the net deferred income tax asset are as follows:

                                                              1995       1994
                                                           ---------- ----------
   Deferred tax assets:
     Accrued lease expense...............................  $5,757,502 $2,018,303
     Accrued expenses....................................     322,572    123,501
     Deferred tax effect of the sale of the Scrubgrass
      project for which the gain was deferred for
      financial reporting purposes.......................     918,578  1,303,793
     Federal and state net operating loss carryforwards..   3,748,800  4,720,079
     Federal alternative minimum tax credit
      carryforwards......................................     137,390     37,390
     Deferred compensation...............................      70,548        --
     Reserve for non-recovery of certain project costs
      not currently deductible for income tax purposes...     435,908    435,908
     Deferred revenue....................................   1,164,591  1,073,870
                                                           ---------- ----------
                                                           12,555,889  9,712,844
                                                           ---------- ----------
   Deferred tax liabilities:
     Accrued power generation revenue....................   5,757,502  2,108,303
     Installment sale--Sunnyside.........................   1,255,158  2,699,296
                                                           ---------- ----------
                                                            7,012,660  4,717,599
                                                           ---------- ----------
     Deferred income tax asset--net......................  $5,543,229 $4,995,245
                                                           ========== ==========

  The Company's net operating loss carryforwards of $9,737,591 expire between 2003 and 2010. The Company's alternative minimum tax credit carryforwards do not expire and can be credited against future regular taxes to the extent they exceed alternative minimum taxes. Of the Company's two major development projects, Sunnyside was sold on December 31, 1994, and Scrubgrass became fully operational on June 30, 1994, at which time the Company commenced leasing the project (See Note A). Management believes that it is more likely than not that future income resulting from operations of the Scrubgrass project will be sufficient to realize the recorded tax benefits resulting from the Company's net operating loss carryforwards and reversing temporary differences. Alternatively, management believes that the Company could implement tax planning strategies, including the sale or disposition of its lease rights to the Scrubgrass project to generate sufficient income to realize the recorded tax benefits. For these reasons, the Company has not recorded a valuation allowance against its deferred tax asset balance as of December 31, 1995 and 1994.

NOTE K--SHAREHOLDERS' EQUITY

  Under the Company's 1986 and 1990 Stock Plans and 1993 Director Plan, the Company reserved 5,020,540 shares of common stock for issuance upon exercise of outstanding options in connection with awards or direct

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE K--SHAREHOLDERS' EQUITY--(CONTINUED)

purchases of stock. The Company also reserved 375,000 shares for issuance upon exercise of outstanding options granted outside of such plans. Options granted under these plans were intended to constitute incentive stock options under the Internal Revenue Code of 1986 or non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). All options are fully vested. Options expire on the 10th anniversary from the date of the grant. At December 31, 1995, options for all of the stock reserved under the 1986 and 1990 plans have been granted. Of the 500,000 options under the 1993 Director Plan, 435,000 remain available for grant.

  Stock option transactions during 1995, and 1994 are summarized as follows:

                                                         OPTIONS OUTSTANDING
                                                        -----------------------
                                                          SHARES       PRICE
                                                        ----------  -----------
   Balance at January 1, 1994..........................  1,963,244  $.125- .625
   Options granted.....................................     60,000        .5625
                                                        ----------  -----------
   Balance at December 31, 1994........................  2,023,444   .125- .625
   Options granted.....................................     30,000    .25-.4375
   Options canceled....................................   (250,000)       .5625
   Options exercised................................... (1,463,244)  .125- .625
                                                        ----------  -----------
   Balance at December 31, 1995........................    340,000  $ .14-.5625
                                                        ==========  ===========

  During 1992, the Company authorized a program to purchase shares or certain warrants for its outstanding Common Stock through market or other transactions. As of December 31, 1995, the Company has purchased 988,356 shares, including 498,100 shares purchased during 1995, and warrants to purchase 600,000 shares for an aggregate of $569,404 at an average price of $.36 per share.

  During 1993 the Company issued 594,356 shares of restricted common stock to executive officers. The shares are subject to a three-year vesting period based upon continued employment through November 1996. Unearned compensation has been charged for the market value of the restricted common stock when shares were issued. The unearned compensation is amortized ratably over the restricted period. The unamortized compensation value is $66,941 at December 31, 1995 and 1994. During 1995 and 1994, $80,340 of unearned compensation was amortized and recorded in the respective statements of operations.

  Notes receivable from officers for shares purchased in connection with the 1990 Stock Plan amounted to $834,032 and $401,876 at December 31, 1995 and 1994, respectively, and are classified as a deduction from shareholders' equity. The notes bear interest at a floating rate, payable monthly, and principal is payable upon demand by the Company.

  In March 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was deducted from the purchase price.

  Pursuant to an agreement with Drexel Burnham Lambert Incorporated ("Drexel") dated January 26, 1990, the Company issued to Drexel 18,740 shares of non-voting Series A Convertible Preferred Stock, $.01 par value per share (the Preferred Stock). The Preferred Stock was convertible into common stock at a ratio of 1:181 and had a liquidation value of $1,874,000. Dividends on the Preferred Stock accrued at a rate of 14% per annum (total of $1,030,812 at December 31, 1993) and were payable either in cash out of funds legally available therefore or, at the option of the Company, in additional shares of Preferred Stock. On January 24, 1994, the Company entered into an agreement with Drexel's successor, The DBL Liquidating Trust ("The Trust") under which the Company acquired the Preferred Stock.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

  Under the agreement the Company acquired the Trust's rights to all of its Preferred Stock. In addition, the Company was not required to pay dividends accrued on such Preferred Stock. The agreement also provided that the Company pay the Trust an aggregate of $1,850,000 over 30 monthly installments beginning January 1994. During 1994, the Company made monthly installments aggregating $300,000. On December 31, 1994, the parties agreed to settle the remaining outstanding obligation for $1,475,000 which was paid on January 5, 1995 and at which time the Preferred Stock was retired (See Note G).

  In December 1995, the Company declared and paid a dividend to the shareholders of its common stock at the rate of $.08 per share totalling $923,786. On March 4, 1996, the Company declared a first quarter dividend of $.03 per share.

NOTE L--COMMITMENTS

 Corporate

  The Company is obligated to make payments under various operating leases for office space and automotive vehicles. The Company is also obligated under leases or other agreements relating to the Scrubgrass project (see Note A).

  Future minimum payments due under non-cancelable leases in effect at December 31, 1995, are as follows:

            1996................................. $41,385
            1997.................................  26,063
            1998.................................  21,510
            1999.................................   1,500
                                                  -------
              Total.............................. $90,458
                                                  =======

  Rent expense totaled $70,722, $56,397 and $74,771 in 1995, 1994 and 1993, respectively.

 Scrubgrass Project

  Pursuant to the lease agreement for the Scrubgrass Project the Company is obligated to make estimated minimum lease payments at December 31, 1995, over the remaining 20.5 year base term of the lease as follows:

            1996............................ $ 12,237,000
            1997............................   12,618,000
            1998............................   13,544,000
            1999............................   13,799,000
            2000............................   14,523,000
            Thereafter......................  385,916,000
                                             ------------
            Total........................... $452,637,000
                                             ============

  Lease expense in 1995 and 1994 was $23,020,132 and $10,537,623, respectively.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE L--COMMITMENTS--(CONTINUED)

  In addition, the Company has been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

  Future minimum payments due under these noncancelable obligations at December 31, 1995, are as follows: (See Notes A and F).

          1996.............................. $  703,000
          1997..............................    731,000
          1998..............................    760,000
          1999..............................    790,000
          2000..............................    821,000
          Thereafter........................  2,438,000
                                             ----------
          Total............................. $6,243,000
                                             ==========

NOTE M--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amount and the estimated fair value of financial instruments is as follows:

                                                          DECEMBER 31, 1995
                                                       -----------------------
                                                        CARRYING    ESTIMATED
                                                         AMOUNT    FAIR VALUE
                                                       ----------- -----------
   Assets:
     Cash and cash equivalents........................ $ 1,011,822 $ 1,011,822
     Other current assets.............................  10,848,531  10,848,531
     Notes receivable.................................   1,868,409   1,868,409
     Other assets.....................................  15,823,000  15,723,000
   Liabilities:
     Accounts payable and accrued expenses............   6,338,160   6,338,160
     Other current liabilities........................   2,298,686   2,298,686
   Long-term debt:
     Secured promissory notes payable and other
      borrowing.......................................   8,543,767   8,543,767
     Other liabilities................................  15,161,689  15,161,689

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTE M--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

  The carrying amount and the estimated fair value of financial instruments is as follows:

                                                          DECEMBER 31, 1994
                                                       -----------------------
                                                        CARRYING    ESTIMATED
                                                         AMOUNT    FAIR VALUE
                                                       ----------- -----------
   Assets:
     Cash and cash equivalents........................ $   356,527 $   356,527
     Other current assets.............................  11,384,637  11,384,637
     Notes receivable.................................   3,263,164   3,263,164
     Other assets.....................................   5,730,736   5,555,736
   Liabilities:
     Accounts payable and accrued expenses............   6,969,386   6,969,386
     Other current liabilities........................   3,559,851   3,559,851
   Long-term debt:
     Secured promissory notes payable and other
      borrowing.......................................   5,971,270   5,971,270
     Other liabilities................................   5,311,324   5,311,324