Form 10-Q
period 1996-03-31
ENVIRONMENTAL POWER CORP
filed 1996-05-15
CIK 805012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)
  X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
 ---
of 1934

For the quarterly period ended March 31, 1996 or
                               --------------

____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    ------------------------
Commission file number    0-15472
                      ---------------------------------------------------

                        Environmental Power Corporation
- -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    04-2782065
- ----------------------------------    -----------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification No.)

500 Market Street, Suite 1-E, Portsmouth, New Hampshire 03801
- -------------------------------------------------------------------------
    (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code (603) 431-1780
                                                   --------------

- ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                 Number of shares of Common Stock outstanding
                       at  May 15, 1996 - 11,026,783
                           -------------------------

                     The Exhibit Index appears on Page 11.


                         Total number of pages is 12.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                         Page No.
                                                       -------
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 1996 (unaudited) and December 31, 1995......   3

Condensed Consolidated Statements of Operations
(unaudited) for the Three Months Ended
March 31, 1996 and March 31, 1995.....................   4

Condensed Consolidated Statements of
Cash Flows (unaudited) for the Three
Months Ended March 31, 1996 and March 31, 1995........   5

Notes to Condensed Consolidated Financial
Statements............................................   6

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of
Operations............................................  7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................   11

Item 6.  Exhibits and reports on Form 8-K..............  11

Signatures............................................   12


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  I --  FINANCIAL  INFORMATION

ITEM   1 --  FINANCIAL STATEMENTS

                                                                             MARCH 31              DECEMBER 31
                                                                               1996                   1995
                                                                         -----------------       ----------------
ASSETS                                                                      (UNAUDITED)

CURRENT ASSETS
 Cash  and  cash equivalents                                             $     1,113,827         $     1,011,822
 Restricted cash                                                               2,306,930               1,250,338
 Receivable from utility                                                       5,955,776               6,536,506
 Notes receivable                                                              1,221,532               1,673,091
 Receivable  from sale of affiliate                                              276,444                 276,444
 Other current assets                                                            980,840               1,112,152
                                                                         -----------------       ----------------
                         TOTAL CURRENT ASSETS                                 11,855,349              11,860,353

PROPERTY, PLANT  AND  EQUIPMENT, NET                                           7,077,262               7,075,907

DEFERRED INCOME TAX ASSET                                                      4,983,229               5,543,229

LEASE RIGHTS, NET                                                              3,018,276               3,055,526

NOTES  RECEIVABLE                                                              1,862,555               1,868,409

ACCRUED POWER GENERATION REVENUE                                              16,816,924              15,161,689

OTHER ASSETS                                                                     625,414                 661,311
                                                                         -----------------       ----------------
                                                                            $ 46,239,009            $ 45,226,424
                                                                         =================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                      $  5,795,173           $  6,338,160
 Other current liabilities                                                     2,674,937              2,298,686
                                                                         -----------------       ----------------
                         TOTAL CURRENT LIABILITIES                             8,470,110              8,636,846

DEFERRED GAIN, NET                                                             6,245,316              6,322,419

SECURED PROMISSORY NOTES PAYABLE
         AND OTHER BORROWINGS                                                  8,596,580              8,543,767

ACCRUED  LEASE  EXPENSE                                                       16,816,924             15,161,689

DEFERRED  REVENUE                                                              2,234,494              3,064,965

MAINTENANCE RESERVE                                                              811,779                699,429

SHAREHOLDERS' EQUITY
 Common Stock ($.01 par value; 20,000,000 shares authorized;
   12,145,423 shares issued; 11,026,783 shares and
   11,547,323 shares outstanding at March 31, 1996
   and December 31, 1995, respectively)                                          121,454                121,454
 Additional paid-in capital                                                   12,262,003             12,592,808
 Unearned compensation                                                           (46,856)               (66,941)
 Accumulated deficit                                                          (8,055,368)            (8,847,585)
                                                                         -----------------       ----------------
                                                                               4,281,233              3,799,736

 Less :   1,118,640 and 598,100 common shares held in Treasury, at
          cost, at March 31, 1996 and December 31, 1995, respectively.          (456,272)              (168,395)
          Notes receivable from officers                                        (761,155)              (834,032)
                                                                         -----------------       ----------------
                                                                               3,063,806              2,797,309
                                                                         -----------------       ----------------
                                                                            $ 46,239,009           $ 45,226,424
                                                                         =================       ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                             Three Months Ended
                                                                  March  31
                                                     1996                       1995
                                                --------------            ---------------
POWER GENERATION REVENUES                        $ 10,765,515              $   7,943,959
                                                --------------            ---------------
Costs and expenses:
     Operating expenses                             4,279,593                  5,620,642
     Lease  expense                                 5,169,428                  5,375,173
     General and administrative expenses              982,977                    811,313
     Depreciation and amortization                     41,870                     41,680
                                                --------------            ---------------
                                                   10,473,868                 11,848,808
                                                --------------            ---------------

OPERATING INCOME (LOSS)                               291,647                 (3,904,849)

Other Income (Expense):
     Interest income                                   93,898                    108,698
     Interest expense                                 (37,511)                   (27,497)
     Warranty income                                  900,000                      ---
     Other income                                     119,183                     77,103
                                                --------------            ---------------
                                                    1,075,570                    158,304
                                                --------------            ---------------


INCOME (LOSS) BEFORE INCOME TAXES                   1,367,217                 (3,746,545)

INCOME TAX (EXPENSE)  BENEFIT  --  Note B            (575,000)                 1,498,000
                                                --------------            ---------------


NET INCOME  (LOSS)                               $    792,217             $   (2,248,545)
                                                ==============            ===============



NET INCOME (LOSS) PER SHARE   --   Note C        $       0.07             $       (0.21)
                                                ==============            ===============


Dividends of $330,805 were declared and paid during the three months ended March 31, 1996. No dividends were declared or paid during the three months ended March 31, 1995.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)



                                                                                     Three Months Ended
                                                                                         March  31
                                                                                   1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:                                        ---------------     --------------
    Net income (loss)                                                        $      792,217      $  (2,248,545)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                              41,870             41,680
          Deferred income taxes                                                     560,000         (1,498,000)
          Amortization of deferred gain                                             (77,103)           (77,103)
          Amortization of unearned compensation                                      20,085             20,085
          Accrued power generation revenue                                       (1,655,235)        (1,068,104)
          Accrued lease expense                                                   1,655,235          1,068,104
          Changes in operating assets and liabilities:
               Increase in restricted cash                                       (1,056,592)              ---
               Decrease in receivable from utility                                  580,730          4,261,787
               Decrease in receivable from sale of affiliate                         ---             2,712,176
               Decrease in other current assets                                     131,312            712,629
               Decrease in accounts payable and accrued
                   expenses                                                        (542,987)          (998,188)
               Increase (decrease) in other current liabilities                     321,251         (2,421,189)
               (Decrease) increase in deferred  revenue                            (830,471)            52,674
               Increase in maintenance reserve                                      112,350            125,000
                                                                             ---------------     --------------
                 Cash provided by operating activities                               52,662            683,006
                                                                             ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                457,413              7,320
    Decrease in other assets                                                         35,897               ---
    Property, plant & equipment expenditures                                         (1,997)              ---
    Capitalized facility under development expenditures                              (3,978)           (28,111)
                                                                             ---------------     --------------
                 Cash provided by (used in) investing activities                    487,335            (20,791)
                                                                             ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                              (330,805)              ---
    Purchase of treasury stock                                                     (160,000)           (37,499)
    Proceeds from other borrowings                                                   52,813             10,000
                                                                             ---------------     --------------
                 Cash used in financing activities                                 (437,992)           (27,499)
                                                                             ---------------     --------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                              102,005            634,716

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,011,822            356,527
                                                                             ---------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    1,113,827      $     991,243
                                                                             ===============     ==============

Supplemental disclosure of noncash investing and financing activities:

     In March 1996, the Company purchased 520,540 shares of its common stock from a former officer for $287,876. The Company's note receivable of $72,876 from the former officer was deducted from the purchase price. The $215,000 balance of the purchase price was paid by the delivery of $160,000 in cash and the Company's $55,000 installment note maturing in September 1996.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION
- -----------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--PROVISION FOR INCOME TAXES
- ----------------------------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits are more likely than not. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which the Company expects income tax benefits will be realized in future years.

NOTE C-- NET INCOME (LOSS) PER SHARE
- ------------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with Accounting Principles Board Opinion No. 15. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition
- -------------------

     On March 31, 1996, the Company had cash and cash equivalents of $1,113,827 as compared to $1,011,822 at December 31, 1995. The increase is primarily due to the cash generated from the operations of the Scrubgrass project and the collection of notes receivable related to the Scrubgrass project. The increase was offset in part by cash used for the purchase of treasury stock and the payment of a $.03 per share dividend to stockholders.

     On March 31, 1996, the Company had working capital of $3,385,239 as compared to working capital of $3,223,507 at December 31, 1995. The increase is primarily the result of favorable operating results from the Scrubgrass project including other revenue of approximately $954,000 from the settlement of certain startup and warranty issues. The increase was offset in part by an increase in the Scrubgrass working capital loan which was utilized to fund certain nonrecurring Scrubgrass lease expenses which were expensed during 1995, but payable during the quarter ended March 31, 1996. Due to the timing of the receipt of operating cash from the utility, the Company funded such expenses by borrowing from its working capital loan and subsequently paid down the working capital loan in April 1996, when it collected its receivable from the utility.

     Receivable from utility relates to the Scrubgrass project and was $5,955,776 at March 31, 1996 as compared to $6,536,506 at December 31, 1995.
The decrease is primarily attributable to a nonrecurring settlement receivable amounting to $545,000 at December 31, 1995. The settlement primarily pertained to the utility's payment of contracted rates for energy produced by the Scrubgrass plant in excess of 80MW in any hour.

     The current portion of notes receivable was $1,221,532 as of March 31, 1996 as compared to $1,673,091 as of December 31, 1995. The decrease is primarily due to the collection of current maturities of notes receivable related to the Scrubgrass project. Certain of such notes, with a current portion of $1,187,500 at March 31, 1996, are the subject of a legal proceeding. See "Part II - Item
1. Legal Proceedings".

     Deferred income tax asset at March 31, 1996 was $4,983,229 as compared to $5,543,229 as of December 31, 1995. The decrease is largely attributable to the utilization of net operating loss carryforwards recorded for the three months ended March 31, 1996.

     Accrued power generation revenue increased to $16,816,924 at March 31, 1996 as compared to $15,161,689 at December 31, 1995. This asset relates to the Scrubgrass project and represents a receivable recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement.

     Accounts payable and accrued expenses decreased to $5,795,173 at March 31, 1996 from $6,338,160 at December 31, 1995. The decrease is primarily due to the timing of incurring and paying expenses related to the Scrubgrass project.

     Other current liabilities were $2,674,937 at March 31, 1996 as compared to $2,298,686 at December 31, 1995. The increase is primarily due to the additional borrowings from the working capital loan to pay certain nonrecurring Scrubgrass lease expenses. The increase was offset in part by the repayment of a $300,000 demand obligation.

     Deferred gain, net decreased to $6,245,316 at March 31, 1996 from $6,322,419 at December 31, 1995. The decline is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years.

     Secured promissory notes payable and other borrowings increased to $8,596,580 at March 31, 1996 from $8,543,767 at December 31, 1995 as a result of additional borrowings from the lessor of the Scrubgrass project who paid certain Scrubgrass project expenses on behalf of the Company.

     Accrued lease expense was $16,816,924 at March 31, 1996 as compared to $15,161,689 at December 31, 1995. This liability relates to the Scrubgrass project and represents an accrued expense recorded as a result of the straight-line accounting treatment of the lease expense over the initial 22 year lease term.

     Deferred revenue, which represents power generation revenues of the Scrubgrass project which were deferred pursuant to conditions set forth in the power purchase agreement, amounted to $2,234,494 at March 31, 1996 as compared to $3,064,965 at December 31, 1995. The decrease is attributable to power generation revenues which were earned during the three months ended March 31, 1996. The balance of the deferred revenue continues to be deferred until earned, which is expected to occur primarily during 1996.

     Maintenance reserve is related to the Scrubgrass project and increased to $811,779 at March 31, 1996 from $699,429 at December 31, 1995 due to scheduled reserves provided for the ongoing maintenance of the plant.

Results of Operations
- ---------------------

Revenues and Expenses

     Power generation revenues for the quarters ended March 31, 1996 and March 31, 1995 amounted to $10,765,515 and $7,943,959, respectively, and were earned from power generation at the Scrubgrass project. The increase in power generation revenues during 1996 is primarily attributable to the recognition of certain revenues which were previously deferred under the power purchase agreement. In addition, power generation revenue for the quarter ended March 31, 1995 was lower by comparison due to the annual plant outage which occurred in March 1995.

     Operating expenses for the quarters ended March 31, 1996 and March 31, 1995 amounted to $4,279,593 and $5,620,642, respectively, and relate to the Scrubgrass project. The decrease in 1996 operating expenses is primarily attributable to three factors. First, during the quarter ended March 31, 1995, the Company incurred greater than expected maintenance expenses during its annual plant outage. The Company did not incur annual outage expenses during the corresponding quarter in 1996 since the 1996 annual outage is not taking place until May. Secondly, due to maintenance modifications and additional operating experience, the Scrubgrass project has been less costly and more efficient during the first quarter of 1996. Finally, as a result of a refinancing transaction which occurred in December 1995, certain operating expenses were reclassified as lease expenses which will be expensed over a longer period of time. Accordingly, the operating expenses for the quarter ended March 31, 1996 were lower.

     Lease expense for the quarters ended March 31, 1996 and March 31, 1995 amounted to $5,169,428 and $5,375,173, respectively, and relate to the Scrubgrass project. The decrease in lease expense during 1996 is primarily due to the lowering of interest rates which reduced the lessor's loan costs which were passed through to the Company in its facility lease expenses.

     General and administrative expenses for the quarters ended March 31, 1996 and March 31, 1995 amounted to $982,977 and $811,313, respectively. The increase in 1996 general and administrative expenses is primarily attributable to an increase in management and professional fees to settle certain financial matters with the utility and reclassifications of certain operating expenses to general and administrative expenses which stem from the December 1995 refinancing transaction.

     Interest income for the quarters ended March 31, 1996 and March 31, 1995 amounted to $93,898 and $108,698, respectively. The decrease is primarily attributable to lower aggregate principal balances resulting from the maturity of the current portion of notes receivable related to the Sunnyside project and the maturity of a note receivable related to Scrubgrass project.

     Warranty income for the quarter ended March 31, 1996 amounted to $900,000 and resulted from a legal settlement with an engineering and construction contractor for the Scrubgrass plant.

     Other income for the quarters ended March 31, 1996 and March 31, 1995 amounted to $119,183 and $77,103, respectively. For both the quarters ended March 31, 1996 and March 31, 1995, other income included the current period amortization of the deferred gain resulting from the original sale of the Scrubgrass project in 1990. For the quarter ended March 31, 1996, the remainder of other income consisted of a sales tax refund associated with the Sunnyside project.

Liquidity and Capital Resources
- -------------------------------

     The Company's principal sources of cash to continue its general corporate activities in 1996 will consist of current cash balances, principal and interest proceeds received pursuant to the 1994 sale of the Sunnyside project, interest income on cash equivalents and cash flows which may become available from the Scrubgrass project. The obligors on the notes received by the Company in connection with the sale of the Sunnyside project are among the plaintiffs who have commenced a legal proceeding against the Company and seek remedies which include damages in excess of $3,500,000, and the right to offset a portion of those damages against the aggregate outstanding principal balances due to the Company by such obligors. Any reduction in the amounts receivable under such notes and/or additional damages awarded to such obligors would have an adverse effect on the Company's liquidity and capital resources. See "Part II - Item 1. Legal Proceedings". During the quarter ended March 31, 1996, the Company received $562,075 in cash which became available from the Scrubgrass project. However, various Scrubgrass contractual obligations may require that any future cash flows from the Scrubgrass project be used to increase certain reserve accounts and/or be used to fund contractual obligations of the project and, therefore, there is no assurance that future cash flows from the Scrubgrass project will be available to the Company. As of March 31, 1996, there were no such deficiencies. The Company's management continues to implement a cost reduction program in an effort to significantly reduce general corporate overhead.

                                    PART II
                                    -------


ITEM 1.  Legal Proceedings

On May 3, 1996, B & W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "plaintiffs") filed a complaint against the Company and three of its wholly-owned subsidiaries in Seventh District Court for Carbon County, State of Utah. The complaint asserts that the Company breached a purchase and sales agreement by failing to; (1) disclose that parties to certain material contracts that were assigned to the plaintiffs were in default of those contracts at the time of the purchase and sale transaction; and (2) bear the cost of providing an acceptable commitment for the issuance of a title insurance policy, including the cost of surveys satisfactory to the title company and the premium for a nonimputation endorsement. The plaintiffs also assert that they suffered damages in excess of $3,500,000 as a result of the breaches of contract. In consideration of this matter, the plaintiffs seek remedies which include damages in excess of $3,500,000, and the right to offset a portion of those damages against the aggregate outstanding principal balances due to the Company by B & W Sunnyside L.P. and NRG Sunnyside, Inc. under notes receivable associated with the sale of the Sunnyside project in the amount of $2,937,500. The Company plans to vigorously defend against the matter.


ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibit 11 - Computation of earnings per share

(b) Reports on Form 8-K

    On January 31, 1996, the Company filed an 8-K disclosing that the Lessor of the Scrubgrass project refinanced certain debt obligations associated with this project on December 22, 1995, and that the refinancing would improve the Company's consolidated financial position as of December 31, 1995. The Company also disclosed in the 8-K that it expected to be in compliance with NASDAQ's $2,000,000 minimum shareholder's equity requirement for small capitalization companies with a bid price less than $1.00 per share, after adjustment for the effects of the refinancing transaction, as of December 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



May 15, 1996                      by: /s/ William D. Linehan
                                     ----------------------------

                                    William D. Linehan
                                    Treasurer and
                                    Chief Financial Officer
                                    (principal accounting officer
                                    and authorized officer)