Form 10-Q
period 1996-06-30
ENVIRONMENTAL POWER CORP
filed 1996-08-14
CIK 805012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark one)
  X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
 ---
of 1934

For the quarterly period ended June 30, 1996 or
                               -------------

    Transition report pursuant to Section 13 or 15 (d) of the Securities
- - ---
Exchange Act of 1934

For the transition period from                           to
                               --------------------------  ---------------------
Commission file number    0-15472
                          ------------------------------------------------------
                       Environmental Power Corporation
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


  Delaware                                              04-2782065
- - -------------------------------     --------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
- - -------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code (603) 431-1780
                                                   --------------


- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                 Number of shares of Common Stock outstanding
                       at   August 13, 1996 - 11,076,783
                       ---------------------------------

                     The Exhibit Index appears on Page 16.


                         Total number of pages is 17.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION
                                                              Page No.
                                                              -------

     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of
     June 30, 1996 (unaudited) and December 31, 1995............   3

     Condensed Consolidated Statements of Operations
     (unaudited) for the Three and Six Months Ended
     June 30, 1996 and June 30, 1995............................   4

     Condensed Consolidated Statements of Cash Flows
     (unaudited) for the Six Months Ended
     June 30, 1996 and June 30, 1995............................   5

     Notes to Condensed Consolidated Financial
     Statements.................................................  6-7

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations.................................................  8-13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings................................. 14-15

     Item 4.  Submission of Matters to a Vote of
              Security Holders..................................   15

     Item 5.  Other Information.................................   16

     Item 6.  Exhibits and reports on Form 8-K..................   16

     Signatures.................................................   17


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  I --  FINANCIAL  INFORMATION

ITEM  1 -- FINANCIAL  STATEMENTS

                                                                        JUNE  30          DECEMBER 31
                                                                          1996                1995
                                                                      -------------       -------------
ASSETS                                                                (UNAUDITED)
CURRENT ASSETS
    Cash  and  cash equivalents                                    $    1,187,400      $    1,011,822
    Restricted cash                                                     1,626,540           1,250,338
    Receivable from utility                                             5,388,679           6,536,506
    Notes receivable                                                    1,222,217           1,673,091
    Receivable from sale of affiliate                                     276,444             276,444
    Other current assets                                                  932,736           1,112,152
                                                                   ----------------    ----------------
                       TOTAL CURRENT ASSETS                        $   10,634,016      $   11,860,353

PROPERTY, PLANT  AND  EQUIPMENT, NET                                    7,092,050           7,075,907

DEFERRED INCOME TAX ASSET                                               4,741,929           5,543,229

LEASE RIGHTS, NET                                                       2,981,025           3,055,526

NOTES  RECEIVABLE                                                       1,853,615           1,868,409

ACCRUED POWER GENERATION REVENUE                                       19,713,262          15,161,689

OTHER ASSETS                                                              604,651             661,311
                                                                   ----------------    ----------------

                                                                   $   47,620,548      $   45,226,424
                                                                   ================    ================



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $    5,372,708      $    6,338,160
    Other current liabilities                                           2,316,989           2,298,686
                                                                   ----------------    ----------------
                            TOTAL CURRENT LIABILITIES                   7,689,697           8,636,846

DEFERRED GAIN, NET                                                      6,168,214           6,322,419

SECURED PROMISSORY NOTES PAYABLE
AND OTHER BORROWINGS                                                    8,596,580           8,543,767

ACCRUED  LEASE  EXPENSE                                                19,713,262          15,161,689

DEFERRED  REVENUE                                                       1,460,695           3,064,965

MAINTENANCE RESERVE                                                       891,395             699,429

SHAREHOLDERS' EQUITY
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,195,423 shares and 12,145,423 shares issued at
         June 30, 1996 and December 31, 1995, respectively;
         11,076,783 shares and 11,547,323 shares outstanding at
         June 30, 1996 and December 31, 1995, respectively.)              121,954             121,454
    Additional paid-in capital                                         11,943,637          12,592,808
    Unearned compensation                                                 (26,771)            (66,941)
    Accumulated deficit                                                (7,720,688)         (8,847,585)
                                                                   ----------------    ----------------
                                                                        4,318,132           3,799,736

    Less: 1,118,640 and 598,100 common shares held in Treasury, at
          cost, at June 30, 1996 and December 31, 1995, respectively     (456,272)           (168,395)
          Notes receivable from officers                                 (761,155)           (834,032)
                                                                   ----------------    ----------------
                                                                        3,100,705           2,797,309
                                                                   ----------------    ----------------
                                                                   $   47,620,548      $   45,226,424
                                                                   ================    ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)



                                                               Three Months Ended                        Six Months Ended
                                                                    June  30                                 June  30
                                                              1996              1995                  1996              1995
                                                        ----------------    ----------------    ----------------   ----------------
POWER GENERATION REVENUES                              $    13,078,617       $    9,126,623     $    23,844,132    $    17,070,582
                                                        ----------------    ----------------    ----------------   ----------------
Costs and expenses:
     Operating expenses                                      4,621,050            4,715,783           8,900,643         10,336,425
     Lease  expense                                          7,325,667            5,123,830          12,495,095         10,499,003
     General and administrative expenses                       674,699              945,658           1,657,676          1,756,971
     Depreciation and amortization                              60,407               41,752             102,277             83,432
                                                       ----------------     ----------------    ----------------   ----------------
                                                            12,681,823           10,827,023          23,155,691         22,675,831
                                                       ----------------     ----------------    ----------------   ----------------

OPERATING INCOME (LOSS)                                        396,794           (1,700,400)            688,441         (5,605,249)

Other Income (Expense):
     Interest income                                           125,281              119,724             219,179            228,422
     Interest expense                                          (37,611)             (23,295)            (75,122)           (50,792)
     Warranty income                                             ---                  ---               900,000              ---
     Other income                                               77,216              685,028             196,399            762,131
                                                        ----------------    ----------------    ----------------   ----------------
                                                               164,886              781,457           1,240,456            939,761
                                                        ----------------    ----------------    ----------------   ----------------
INCOME (LOSS) BEFORE INCOME TAXES                              561,680             (918,943)          1,928,897         (4,665,488)

INCOME TAX (EXPENSE) BENEFIT  --  Note B                      (227,000)             135,000            (802,000)         1,633,000
                                                        ----------------    ----------------    ----------------   ----------------

NET INCOME (LOSS)                                       $      334,680      $      (783,943)    $     1,126,897    $    (3,032,488)
                                                        ================    ================    ================   ================



PRIMARY AND FULLY DILUTIVE EARNINGS (LOSS)
         PER COMMON SHARE  --  Note C                   $         0.03      $         (0.07)    $          0.10    $         (0.28)
                                                        ================    ================    ================   ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

[CAPTION]

                                                                                       Six  Months Ended
                                                                                            June  30
                                                                                     1996                 1995
                                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $   1,126,897       $  (3,032,488)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                              102,277              83,432
          Deferred income taxes                                                      801,300          (1,633,000)
          Amortization of deferred gain                                             (154,205)           (154,206)
          Amortization of unearned compensation                                       40,170              40,170
          Accrued power generation revenue                                        (4,551,573)         (2,106,466)
          Accrued lease expense                                                    4,551,573           2,106,466
          Changes in operating assets and liabilities:
               Increase in restricted cash                                          (376,202)              ---
               Decrease (increase) in receivable from utility                      1,147,827            (326,679)
               Decrease in receivable from sale of affiliate                          ---              3,499,313
               Decrease in other current assets                                      179,416             391,251
              (Decrease) increase in accounts payable and
                   accrued expenses                                                 (965,452)          3,587,240
               (Decrease) increase in deferred revenue                            (1,604,270)            116,679
               Decrease in other current liabilities                                  (9,197)         (1,345,823)
               Increase in maintenance reserve                                       191,966             250,002
                                                                                   ---------           ---------
                 Cash provided by operating activities                               480,527           1,475,891
                                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                 465,668               ---
    Decrease in other assets                                                          38,810               ---
    Property, plant and equipment expenditures                                       (15,157)              2,960
    Capitalized facility under development expenditures                              (10,912)            (34,922)
    Proceeds from the sale of office equipment                                         ---                 1,000
                                                                                   ---------           ---------
                 Cash provided by (used in) investing activities                     478,409             (31,962)
                                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                               (663,108)              ---
    Purchase of treasury stock                                                      (160,000)              ---
    Proceeds from other borrowings                                                    52,813               ---
    Repayment of other borrowings                                                    (27,500)            (75,000)
    Proceeds from the issuance of common stock                                        14,437              10,000
                                                                                   ---------           ---------
                 Cash used in financing activities                                  (783,358)            (65,000)
                                                                                   ---------           ---------

INCREASE  IN CASH AND CASH EQUIVALENTS                                               175,578           1,378,929

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,011,822             356,527
                                                                                   ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   1,187,400       $   1,735,456
                                                                                   =========           =========



See Note D for supplemental disclosure of noncash investing and financing activities.

See notes to condensed consolidated financial statements.



ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION
- - -----------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B--PROVISION FOR INCOME TAXES
- - ----------------------------------

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

NOTE C-- NET EARNINGS (LOSS) PER SHARE
- - --------------------------------------

The Company computes its earnings (loss) per common share using the treasury stock method in accordance with Accounting Principles Board Opinion No. 15. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C-- NET EARNINGS (LOSS) PER SHARE (CONTINUED)
- - --------------------------------------------------

The Company computed its primary and fully dilutive earnings (loss) per common share using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding which amounted to 11,193,415 and 11,344,632 for the three and six months ended June 30, 1996, respectively, and 10,648,846 for each of the three and six months ended June 30, 1995, respectively.

NOTE D-- CHANGES IN STOCKHOLDERS' EQUITY
- - ----------------------------------------

During the six months ended June 30, 1996, other than net income of $1,126,897, the Company reported the following changes to its stockholders' equity:

   Dividends - The Company declared and paid dividends of $330,805 and $332,303
   ---------
   during the three months ended March 31, 1996 and June 30, 1996, respectively.

   Unearned Compensation - The Company amortized unearned compensation of
   ---------------------
   $20,085 during each of the quarters ended March 31, 1996 and June 30, 1996, respectively. The unearned compensation is associated with 594,356 shares of restricted stock issued in 1993 to executive officers whereby the ownership is subject to a vesting period.

   Issuance of Common Stock - The Company received proceeds of $14,437 from the
   ------------------------
   issuance of 50,000 shares of its common stock during the three months ended June 30, 1996. The shares were issued from the exercise of stock options at prices ranging from $.14 to $.4375 per share.

   Treasury Stock - In March 1996, the Company purchased 520,540 shares of its
   --------------
   common stock from a resigning executive officer for $287,876. The Company's note receivable of $72,876 from the officer was deducted from the purchase price. The $215,000 balance of the purchase price was paid by the delivery of $160,000 in cash and the Company's $55,000 installment note maturing in September 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- - -------------------

     On June 30, 1996, the Company had cash and cash equivalents of $1,187,400 as compared to $1,011,822 at December 31, 1995. The increase is primarily due to the cash generated from the operations of the Scrubgrass project and the collection of notes receivable related to the Scrubgrass project. The increase was offset in part by cash used for the purchase of treasury stock and the payment of a $.03 per share dividend to stockholders in each of March 1996 and June 1996.

     On June 30, 1996 the Company had working capital of $2,944,319 as compared to working capital of $3,223,507 at December 31, 1995. The decrease is primarily attributable to the expiration of certain prepaid expenses of the Scrubgrass project, the increase in the working capital loan for the Scrubgrass project to cover certain non-recurring expenses during the first quarter in 1996, the payment of dividends and an increase in the balance of accounts payable in relation to the balance of receivable from utility. Generally, accounts payable balances are paid as the proceeds from the receivable from utility are collected. As such, changes to the accounts payable are generally expected to show a direct correlation to changes in the receivable from utility. However, due to expenses associated with the planned annual outage of the Scrubgrass plant in May 1996, the accounts payable was slightly higher as a percentage of the receivable from utility than usual as of June 30, 1996. The decrease in working capital from December 31, 1995 to June 30, 1996 was offset in part by cash generated from the favorable operating performance of the Scrubgrass project.

     Receivable from utility relates to the Scrubgrass project and was $5,388,679 at June 30, 1996 as compared to $6,536,506 at December 31, 1995. The decrease is attributable to a nonrecurring receivable amounting to $545,000 at December 31, 1995 and lower than average May revenues, due to the scheduled shutdown of the Scrubgrass plant. The nonrecurring receivable at December 31, 1995 primarily pertained to the utility's payment of contracted rates for energy produced by the Scrubgrass plant in excess of 80MW in any hour.

     The current portion of notes receivable was $1,222,217 as of June 30, 1996 as compared to $1,673,091 as of December 31, 1995. The decrease is primarily due to the collection of current maturities of notes receivable related to the Scrubgrass project. Certain of such notes, with a current portion of $1,187,500 at June 30, 1996, are the subject of a legal proceeding. See "Part II - Item 1. Legal Proceedings".

- - -------------------------------

     Deferred income tax asset at June 30, 1996 was $4,741,929 as compared to $5,543,229 as of December 31, 1995. The decrease is largely attributable to the utilization of net operating loss carryforwards recorded for the six months ended June 30, 1996.

     Accrued power generation revenue increased to $19,713,262 at June 30, 1996 as compared to $15,161,689 at December 31, 1995. This asset relates to the Scrubgrass project and represents a receivable recorded as a result of the straight-line accounting treatment of certain revenues under the Scrubgrass power purchase agreement.

     Accounts payable and accrued expenses decreased to $5,372,708 at June 30, 1996 from $6,338,160 at December 31, 1995. The decrease is primarily due to the timing of incurring and paying expenses related to the Scrubgrass project.

     Other current liabilities were $2,316,989 at June 30, 1996 as compared to $2,298,686 at December 31, 1995. The increase is primarily due to additional borrowings from the working capital loan to pay certain nonrecurring Scrubgrass lease expenses. The increase was offset in part by the repayment of a $300,000 demand obligation.

     Deferred gain, net decreased to $6,168,214 at June 30, 1996 from $6,322,419 at December 31, 1995. The decline is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years.

     Secured promissory notes payable and other borrowings increased to $8,596,580 at June 30, 1996 from $8,543,767 at December 31, 1995 as a result of additional borrowings from the lessor of the Scrubgrass project who paid certain Scrubgrass project expenses on behalf of the Company.

     Accrued lease expense was $19,713,262 at June 30, 1996 as compared to $15,161,689 at December 31, 1995. This liability relates to the Scrubgrass project and represents an accrued expense recorded as a result of the straight-line accounting treatment of the lease expense over the initial 22 year lease term.

     Deferred revenue, which represents power generation revenues of the Scrubgrass project which were deferred pursuant to conditions set forth in the power purchase agreement, amounted to $1,460,695 at June 30, 1996 as compared to $3,064,965 at December 31, 1995. The decrease is attributable to power generation revenues which were earned during the six months ended June 30, 1996. The balance of the deferred revenue continues to be deferred until earned, which is expected to occur primarily during 1996.

- - -------------------------------

     Maintenance reserve is related to the Scrubgrass project and increased to $891,395 at June 30, 1996 from $699,429 at December 31, 1995 due to scheduled reserves provided for the ongoing maintenance of the plant.

RESULTS OF OPERATIONS
- - ---------------------

REVENUES AND EXPENSES

     Power generation revenues for the three and six months ended June 30, 1996 amounted to $13,078,617 and $23,844,132, respectively, as compared to power generation revenues for the three and six months ended June 30, 1995 of $9,126,623 and $17,070,582, respectively. The overall increase in power generation revenues during 1996 is primarily attributable to the recognition of certain revenues which were previously deferred under the power purchase agreement, an increase in the capacity and contracted rates billed to the utility, and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement. All power generation revenues earned in 1996 and 1995 related to the Scrubgrass project.

     Operating expenses for the three and six months ended June 30, 1996 amounted to $4,621,050 and $8,900,643, respectively, as compared to operating expenses for the three and six months ended June 30, 1995 of $4,715,783 and $10,336,425, respectively. All operating expenses in 1996 and 1995 related to the Scrubgrass project. The overall decrease in 1996 operating expenses is primarily attributable to three factors. First, Scrubgrass incurred maintenance expenses during its 1995 annual plant outage which were significantly greater by comparison to expenses incurred during the 1996 annual plant outage. Secondly, due to maintenance modifications and additional operating experience, the Scrubgrass project has been less costly and more efficient to operate during 1996. Finally, as a result of a refinancing transaction which occurred in December 1995, certain operating expenses were reclassified as lease expenses. Accordingly, the operating expenses for 1996 were lower by comparison to 1995. In comparing operating expenses by quarter between 1996 and 1995 and by quarter within each year, it is important to note that the 1996 annual plant outage occurred in May and the 1995 annual plant outage occurred in March. Due to additional maintenance expenses, operating expenses tend to be higher during a period of a plant outage by comparison to a period which does not have a plant outage.

     Lease expense for the three and six months ended June 30, 1996 amounted to $7,325,667 and $12,495,095, respectively, as compared to lease expense for the

- - ---------------------------------

three and six months ended June 30, 1995 of $5,123,830 and $10,499,003, respectively. The overall increase in lease expense during 1996 is primarily due to an increase in equity rents paid to the lessor based on the favorable performance of the Scrubgrass plant in 1996 and an increase in the lease expense recorded as a result of the straight-line accounting treatment of such expenses. The increase is partially offset by the lowering of interest rates incurred in 1996 which reduced the lessor's loan costs that were passed through to the Company in its facility lease expenses.

     General and administrative expenses for the three and six months ended June 30, 1996 amounted to $674,699 and $1,657,676, respectively, as compared to general and administrative expenses for the three and six months ended June 30, 1995 of $945,658 and $1,756,971, respectively. The overall decrease in general and administrative expenses during 1996 is primarily due to the Company's efforts to reduce its corporate overhead expenses. However, during the six months ended June 30, 1996, the Company continued to incur substantial management and professional fees to negotiate certain contract matters and proceed with certain legal proceedings, and made reclassifications of certain 1996 operating expenses to general and administrative expenses which stem from the December 1995 refinancing of Scrubgrass. Accordingly, the full effect of the Company's efforts to reduce corporate overhead expenses has not yet been shown in its recent operating results.

     Interest income for the three and six months ended June 30, 1996 amounted to $125,281 and $219,179, respectively, as compared to interest income for the three and six months ended June 30, 1995 of $119,724 and $228,422, respectively. The overall decrease during 1996 is primarily attributable to lower aggregate principal balances resulting from the maturity of the current portion of notes receivable related to the Sunnyside project and the maturity of a note receivable related to the Scrubgrass project.

     Warranty income for the six months ended June 30, 1996 amounted to $900,000 and resulted from a legal settlement with an engineering and construction contractor for the Scrubgrass plant which occurred during the three months ended March 31, 1996.

     Other income for the three and six months ended June 30, 1996 amounted to $77,216 and $196,399, respectively, as compared to other income for the three and six months ended June 30, 1995 of $685,028 and $762,131, respectively. For the six months ended June 30, 1996 and June 30, 1995, other income included the current period amortization of the deferred gain resulting from the original sale of the Scrubgrass project in 1990. For the six months ended June 30, 1996

- - ---------------------------------

and June 30, 1995, the remainder of other income primarily consisted of two sales tax refunds associated with the Sunnyside project one of which was incurred during the three months ended March 31, 1996 and the other incurred during three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     The Company's principal sources of cash to continue its general corporate activities in 1996 will consist of current cash balances, principal and interest proceeds received pursuant to the 1994 sale of the Sunnyside project, interest income on cash equivalents and cash flows which may become available from the Scrubgrass project.

The obligors on the notes received by the Company in connection with the sale of the Sunnyside project are among the plaintiffs who have commenced a legal proceeding against the Company and seek remedies which include an unspecified amount of damages and rescission of the Sunnyside purchase and sale contract. Furthermore, beginning in June 1996, the obligors on the aforementioned notes began withholding payments currently due under the terms of such notes. An unfavorable outcome of this litigation or the continued withholding of payments currently due under the notes would have an adverse effect on the Company's liquidity and capital resources. See "Part II - Item 1. Legal Proceedings".

During the six months ended June 30, 1996, the Company received $1,303,531 in cash which became available from the Scrubgrass project. However, various Scrubgrass contractual obligations may require that any future cash flows from the Scrubgrass project be used to increase certain reserve accounts and/or be used to fund contractual obligations of the project and, therefore, there is no assurance that future cash flows from the Scrubgrass project will be available to the Company. As of June 30, 1996, there were no deficiencies in funding reserve accounts or contractual obligations which would impact the future availability of cash from the Scrubgrass project.

In August 1996, the Company received proceeds from the favorable settlement of a legal proceeding. The receipt in August 1996 of the net settlement proceeds of approximately $418,000 have had a favorable impact on the Company's current liquidity position and will contribute to the Company's results of operations during the third quarter in 1996.

- - -------------------------------------------

Presently, other than the potential development of the Milesburg project, the Company's management sees no investment opportunities for its available resources. Accordingly, until it is determined whether the Milesburg project will be developed, the Company plans to maintain its present focus on seeking to control costs and to enhance the return which can be offered to its shareholders. In this regard, during the six months ended June 30, 1996, the Company declared and paid quarterly dividends aggregating $663,108. While the Company's Board of Directors intends to evaluate the payment of any future dividends based on the Company's then current and projected operating performance and capital requirements, the Company currently seeks to continue regular dividends to shareholders which are supported by the Company's operating performance. When the Company determines whether the Milesburg project will be developed, the Company's Board of Directors will evaluate the continuation of any dividend payments then being made in light of the cash requirements, if any, needed to support the development of that project.

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS

On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $73,236, respectively at June 30, 1996 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In addition to alleging unspecified damages, the plaintiffs also request rescission of the purchase and sale agreement.

On July 26, 1996, in response to the plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper.

The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The Company is currently awaiting an answer to its counterclaim from the plaintiff.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on Monday June 3, 1996, the following actions were submitted to a vote of security holders:

1. The Company elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                               NUMBER OF SHARES
                             --------------------

                                                 WITHHELD
        ELECTED DIRECTOR           FOR           AUTHORITY
   ---------------------------  ---------        ---------

        Joseph E. Cresci        9,959,229          9,400
        Donald A. Livingston    9,958,729          9,900
        Peter J. Blampied       9,959,229          9,400
        Edward B. Koehler       9,959,229          9,400
        Robert I. Weisberg      9,955,729         12,900

2. The Company ratified the selection of the firm Deloitte and Touche LLP as auditors for the Company for the fiscal year ending December 31, 1996. The results of the voting were as follows:

        RESULT                              NUMBER OF SHARES
   --------------                          ------------------

        For                                    9,921,803
        Against                                   35,901
        Abstain                                   10,925

3. The Company ratified and approved the grant of non-qualified stock options to Peter J. Blampied, Edward B. Koehler and Robert I. Weisberg. The results of the voting were as follows:

        RESULT                              NUMBER OF SHARES
   -------------                           ------------------

        For                                    9,852,903
        Against                                  103,501
        Abstain                                   11,225
        Del-N-Vote                                 1,000


ITEM 5.  OTHER INFORMATION

On July 30, 1996, the Company entered into a joint development agreement with U.S. Generating Company concerning the Milesburg project. U.S. Generating Company brings to the Milesburg project the resources of its parent companies, Pacific Gas and Electric and Bechtel Corporation, and its considerable experience as one of America's largest independent power companies. In addition, the Company and U.S. Generating Company have a history of working together in the co-development and ongoing operation of the Scrubgrass plant which has now been operating profitably for the last three successive quarters. The Company believes the execution of this agreement is an important step in its efforts to realize value from the Milesburg project. The development agreement increases the likelihood that the Company will have available the financial and technical resources necessary to pursue the development of the plant. Alternatively, should the Company deem a "buyout" of the power purchase contract to be a better alternative, the joint development agreement will enhance the Company's ability to negotiate with West Penn Power Company. However, there can be no assurance that the Milesburg project will be successfully developed or that Company will realize value from such project.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of earnings per share

(b) Reports on Form 8-K  -  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



August 13, 1996                 by: /s/ William D. Linehan
                                    -------------------------------
                                    William D. Linehan
                                    Treasurer and
                                    Chief Financial Officer
                                    (principal accounting officer
                                    and authorized officer)