Form 10-Q
period 1996-09-30
ENVIRONMENTAL POWER CORP
filed 1996-11-14
CIK 805012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark one)
  X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
 ---
of 1934

For the quarterly period ended September 30, 1996 or
                               ------------------

____ Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________________

Commission file number    0-15472
                       ---------------------------------------------------------

                        Environmental Power Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                04-2782065
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                 Identification No.)

500 Market Street, Suite 1-E, Portsmouth, New Hampshire          03801
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code (603) 431-1780
                                                   -----------------------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ----     ----

                 Number of shares of Common Stock outstanding
                      at   November 8, 1996 - 11,076,783
                           -----------------------------

                     The Exhibit Index appears on Page 16.


                         Total number of pages is 17.

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                  Page No.
                                                                -------
     Item 1.  Financial Statements:
     Condensed Consolidated Balance Sheets as of
     September 30, 1996 (unaudited) and December 31, 1995........  3

     Condensed Consolidated Statements of Operations
     (unaudited) for the Three and Nine Months Ended
     September 30, 1996 and September 30, 1995...................  4

     Condensed Consolidated Statements of Cash Flows
     (unaudited) for the Nine Months Ended
     September 30, 1996 and September 30, 1995...................  5

     Notes to Condensed Consolidated Financial
     Statements..................................................6-7

     Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations.................................................8-13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings............................... 14-15

     Item 5.  Other Information...............................    15

     Item 6.  Exhibits and reports on Form 8-K................    16

     Signatures...............................................    17


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART  I --  FINANCIAL  INFORMATION

ITEM  1 -- FINANCIAL  STATEMENTS

                                                                              SEPTEMBER 30    DECEMBER 31
                                                                                 1996            1995
                                                                              ------------    ------------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
    Cash  and  cash equivalents                                               $  1,458,483    $  1,011,822
    Restricted cash                                                              1,639,671       1,250,338
    Receivable from utility                                                      6,113,910       6,536,506
    Notes receivable                                                             1,222,916       1,673,091
    Receivable from sale of affiliate                                              276,444         276,444
    Other current assets                                                           870,956       1,112,152
                                                                              ------------    ------------
                                     TOTAL CURRENT ASSETS                       11,582,380      11,860,353

PROPERTY, PLANT  AND  EQUIPMENT, NET                                             7,105,379       7,075,907

DEFERRED INCOME TAX ASSET                                                        4,106,929       5,543,229

LEASE RIGHTS, NET                                                                2,943,774       3,055,526

NOTES  RECEIVABLE                                                                1,844,494       1,868,409

ACCRUED POWER GENERATION REVENUE                                                21,989,049      15,161,689

OTHER ASSETS                                                                       576,663         661,311
                                                                              ------------    ------------
                                                                              $ 50,148,668    $ 45,226,424
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     $  5,306,352    $  6,338,160
    Other current liabilities                                                    2,838,012       2,298,686
                                                                              ------------    ------------
                                   TOTAL CURRENT LIABILITIES                     8,144,364       8,636,846

DEFERRED GAIN, NET                                                               6,091,111       6,322,419

SECURED PROMISSORY NOTES PAYABLE
                          AND OTHER BORROWINGS                                   8,596,580       8,543,767

ACCRUED  LEASE  EXPENSE                                                         21,989,049      15,161,689

DEFERRED  REVENUE                                                                  670,761       3,064,965

MAINTENANCE RESERVE                                                                967,479         699,429

SHAREHOLDERS' EQUITY
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,195,423 shares and 12,145,423 shares issued at
         September 30, 1996 and December 31, 1995, respectively;
         11,076,783 shares and 11,547,323 shares outstanding at
         September 30, 1996 and December 31, 1995, respectively.)                  121,954         121,454
    Additional paid-in capital                                                  11,611,334      12,592,808
    Unearned compensation                                                           (6,686)        (66,941)
    Accumulated deficit                                                         (6,819,851)     (8,847,585)
                                                                              ------------    ------------
                                                                                 4,906,751       3,799,736
                                                                              ------------    ------------

    Less: 1,118,640 and 598,100 common shares held in Treasury, at
          cost, at September 30, 1996 and December 31, 1995, respectively         (456,272)       (168,395)
          Notes receivable from officers                                          (761,155)       (834,032)
                                                                              ------------    ------------
                                                                                 3,689,324       2,797,309
                                                                              ------------    ------------
                                                                              $ 50,148,668    $ 45,226,424
                                                                              ============    ============


See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                          Three Months Ended              Nine Months Ended
                                                             September 30                    September 30
                                                         1996            1995            1996           1995
                                                     ------------    ------------    ------------    ------------
POWER GENERATION REVENUES                            $ 11,758,162    $  8,257,123    $ 35,602,294    $ 25,327,705
                                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
     Operating expenses                                 4,165,275       3,122,542      13,065,918      13,458,967
     Lease expense                                      5,972,189       5,217,767      18,467,284      15,716,770
     General and administrative
                    expenses                              719,833         747,194       2,377,509       2,504,165
     Depreciation and amortization                         51,426          42,181         153,703         125,613
                                                     ------------    ------------    ------------    ------------
                                                       10,908,723       9,129,684      34,064,414      31,805,515
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                   849,439        (872,561)      1,537,880      (6,477,810)

Other Income (Expense):
     Interest income                                      125,821         122,797         345,000         351,219
     Interest expense                                     (41,626)        (68,731)       (116,748)       (119,523)
     Warranty income                                         --              --           900,000            --
     Other income                                         619,203         729,421         815,602       1,491,552
                                                     ------------    ------------    ------------    ------------
                                                          703,398         783,487       1,943,854       1,723,248
                                                     ------------    ------------    ------------    ------------


INCOME (LOSS) BEFORE INCOME TAXES                       1,552,837         (89,074)      3,481,734      (4,754,562)

INCOME TAX (EXPENSE) BENEFIT --
Note B                                                   (652,000)         31,000      (1,454,000)      1,664,000
                                                     ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                    $    900,837    $    (58,074)   $  2,027,734    $ (3,090,562)
                                                     ============    ============    ============    ============




PRIMARY AND FULLY DILUTIVE
EARNINGS (LOSS) PER
COMMON SHARE -- Note C                               $       0.08    $      (0.01)   $         0.18  $      (0.29)
                                                     ============    ============    ==============  ============


See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                Nine  Months Ended
                                                                                   September  30
                                                                             1996                   1995
                                                                      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $      2,027,734       $     (3,090,562)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization                                        153,103                125,613
          Deferred income taxes                                              1,436,300             (1,664,000)
          Amortization of deferred gain                                       (231,308)              (231,308)
          Amortization of unearned compensation                                 60,255                 60,255
          Accrued power generation revenue                                  (6,827,360)            (3,177,038)
          Accrued lease expense                                              6,827,360              3,177,038
          Changes in operating assets and liabilities:
               Decrease in receivable from utility                             422,596                882,638
               Decrease in receivable from sale of affiliate                       ---              3,889,476
               Decrease in other current assets                                241,196                171,202
              (Decrease) increase in accounts payable and
                   accrued expenses                                         (1,031,808)             3,813,084
               (Decrease) increase in deferred revenue                      (2,394,204)               174,044
               Increase (decrease) in other current liabilities                651,826             (1,445,888)
               Increase in maintenance reserve                                 268,050                252,005
                                                                      -----------------      -----------------
                 Cash provided by operating activities                       1,603,740              2,936,559
                                                                      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                           474,090                    ---
    Increase in restricted cash                                               (389,333)                   ---
    Decrease in other assets                                                    58,487                    ---
    Capitalized facility under development expenditures                        (29,964)               (46,068)
    Property, plant and equipment expenditures                                 (14,698)            (1,497,041)
    Proceeds from the sale of office equipment                                 ---                      1,000
                                                                      -----------------      -----------------
                 Cash provided by (used in) investing activities                98,582             (1,542,109)
                                                                      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                         (995,411)                   ---
    Repayment of other borrowings                                             (167,500)              (112,500)
    Purchase of treasury stock                                                (160,000)                   ---
    Increase in other borrowings                                                52,813                499,998
    Proceeds from the issuance of common stock                                  14,437                 10,000
                                                                      -----------------      -----------------
                 Cash (used in) provided by financing activities            (1,255,661)               397,498
                                                                      -----------------      -----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                         446,661              1,791,948

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,011,822                356,527
                                                                      -----------------      -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $      1,458,483       $      2,148,475
                                                                      =================      =================

See Note D for supplemental disclosure of noncash investing and financing activities.

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION
-----------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B--PROVISION FOR INCOME TAXES
----------------------------------

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

NOTE C-- NET EARNINGS (LOSS) PER SHARE
--------------------------------------

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

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C-- NET EARNINGS (LOSS) PER SHARE (CONTINUED)
--------------------------------------------------

The Company computed its primary and fully dilutive earnings (loss) per common share using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding which amounted to 11,176,211 and 11,288,493 for the three and nine months ended September 30, 1996, respectively, and 10,662,179 and 10,653,095 for the three and nine months ended September 30, 1995, respectively.

NOTE D-- CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------

During the nine months ended September 30, 1996, other than net income of $2,027,734, the Company reported the following changes to its shareholders' equity:

   Dividends - The Company declared and paid dividends of $330,805, $332,303 and
   ---------
   $332,303 during the three months ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

   Unearned Compensation - The Company amortized unearned compensation of
   ---------------------
   $20,085 during each of the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively. The unearned compensation is associated with 594,356 shares of restricted stock issued in 1993 to executive officers whereby the ownership is subject to a vesting period.

   Issuance of Common Stock - The Company received proceeds of $14,437 from the
   ------------------------
   issuance of 50,000 shares of its common stock during the three months ended June 30, 1996. The shares were issued upon the exercise of stock options at prices ranging from $.14 to $.4375 per share.

   Treasury Stock - In March 1996, the Company purchased 520,540 shares of its
   --------------
   common stock from a resigning executive officer for $287,876. The Company's note receivable of $72,876 from the officer was deducted from the purchase price. The $215,000 balance of the purchase price was paid by the delivery of $160,000 in cash and the Company's $55,000 installment note which matured in September 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

     On September 30, 1996, the Company had cash and cash equivalents of $1,458,483 as compared to $1,011,822 at December 31, 1995. The increase is primarily due to the cash generated from the operations of the Scrubgrass project and the collection of notes receivable related to the Scrubgrass project. The increase was offset in part by cash used for the purchase of treasury stock and the payment of a $.03 per share dividend to stockholders in each of March 1996, June 1996 and September 1996.

     On September 30, 1996 the Company had working capital of $3,438,016 as compared to working capital of $3,223,507 at December 31, 1995. The increase in working capital from December 31, 1995 to September 30, 1996 is primarily attributable to cash generated from the favorable operating performance of the Scrubgrass project, proceeds from the settlement of a legal proceeding and warranty income related to the Scrubgrass project. The increase is offset in part by the reduction of certain prepaid expenses of the Scrubgrass project, the increase in the working capital loan for the Scrubgrass project to cover certain non-recurring expenses during the first quarter in 1996 and the payment of dividends.

     Restricted cash amounted to $1,639,671 at September 30, 1996 as compared to $1,250,338 at December 31, 1995 and primarily consists of funds which are restricted to use for approved capital improvements or scheduled maintenance procedures for the Scrubgrass project. The increase in restricted cash relates principally to scheduled deposits which are required to ensure that funds are available in the future for scheduled maintenance procedures.

     Receivable from utility relates to the Scrubgrass project and was $6,113,910 at September 30, 1996 as compared to $6,536,506 at December 31, 1995.
The decrease is attributable to a nonrecurring receivable amounting to $545,000 at December 31, 1995 which primarily pertained to the utility's payment of a portion of the contracted rates for energy produced by the Scrubgrass plant in excess of 80MW in any hour. The decrease was offset in part by higher than average revenues during the months of August 1996 and September 1996.

     The current portion of notes receivable was $1,222,916 as of September 30, 1996 as compared to $1,673,091 as of December 31, 1995. The decrease is primarily due to the collection of current maturities of notes receivable related to the Scrubgrass project. Certain of such notes, with a current portion of $1,187,500 at September 30, 1996, are the subject of a legal proceeding. See "Part II - Item 1. Legal Proceedings".

-------------------------------

     Other current assets at September 30, 1996 was $870,956 as compared to $1,112,152 as of December 31, 1995. The decrease is largely attributable to the reduction of certain prepaid expenses of the Scrubgrass project.

     Deferred income tax asset at September 30, 1996 was $4,106,929 as compared to $5,543,229 as of December 31, 1995. The decrease is largely attributable to the utilization of net operating loss carryforwards recorded for the nine months ended September 30, 1996.

     Accrued power generation revenue increased to $21,989,049 at September 30, 1996 as compared to $15,161,689 at December 31, 1995. This asset relates to the Scrubgrass project and represents a receivable recorded as a result of the straight-line accounting treatment of certain revenues under the Scrubgrass power purchase agreement.

     Accounts payable and accrued expenses decreased to $5,306,352 at September 30, 1996 from $6,338,160 at December 31, 1995. The decrease is primarily due to the timing of incurring and paying expenses related to the Scrubgrass project. As of December 31, 1995, accounts payable and accrued expenses were higher than usual due to the accrual of certain nonrecurring expenses associated with the December 1995 refinancing of the Scrubgrass project.

     Other current liabilities were $2,838,012 at September 30, 1996 as compared to $2,298,686 at December 31, 1995. The increase is primarily due to additional borrowings from the working capital loan to pay certain nonrecurring Scrubgrass lease expenses. The increase was offset in part by the repayment of a $300,000 demand obligation and the repayment of short-term installment obligations in the amount of $167,500.

     Deferred gain, net decreased to $6,091,111 at September 30, 1996 from $6,322,419 at December 31, 1995. The decline is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years.

     Secured promissory notes payable and other borrowings increased to $8,596,580 at September 30, 1996 from $8,543,767 at December 31, 1995 as a result of additional borrowings from the lessor of the Scrubgrass project who paid certain Scrubgrass project expenses on behalf of the Company.

-------------------------------

     Accrued lease expense was $21,989,049 at September 30, 1996 as compared to $15,161,689 at December 31, 1995. This liability relates to the Scrubgrass project and represents an accrued expense recorded as a result of the straight-line accounting treatment of the lease expense over the initial 22 year lease term.

     Deferred revenue, which represents power generation revenues of the Scrubgrass project which were deferred pursuant to conditions set forth in the power purchase agreement, amounted to $670,761 at September 30, 1996 as compared to $3,064,965 at December 31, 1995. The decrease is attributable to power generation revenues which were earned during the nine months ended September 30, 1996. The balance of the deferred revenue continues to be deferred until earned, which is expected to occur primarily during 1996.

       Maintenance reserve is related to the Scrubgrass project and increased to $967,479 at September 30, 1996 from $699,429 at December 31, 1995 due to scheduled reserves provided for the ongoing maintenance of the plant.


RESULTS OF OPERATIONS
---------------------

REVENUES AND EXPENSES

     Power generation revenues for the three and nine months ended September 30, 1996 amounted to $11,758,162 and $35,602,294, respectively, as compared to power generation revenues for the three and nine months ended September 30, 1995 of $8,257,123 and $25,327,705, respectively. The overall increase in power generation revenues during 1996 is primarily attributable to the recognition of certain revenues which were previously deferred under the power purchase agreement, an increase in the power generation and contracted rates billed to the utility, and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement. All power generation revenues earned by the Company in 1996 and 1995 related to the Scrubgrass project.

     Operating expenses for the three and nine months ended September 30, 1996 amounted to $4,165,275 and $13,065,918, respectively, as compared to operating expenses for the three and nine months ended September 30, 1995 of $3,122,542 and $13,458,967, respectively. All operating expenses in 1996 and 1995 related to the Scrubgrass project. The overall decrease in operating expenses for the nine months ended September 30, 1996 is primarily attributable to three factors. First, Scrubgrass incurred maintenance expenses during its 1995 annual plant outage which were

---------------------------------

significantly greater by comparison to expenses incurred during the 1996 annual plant outage. Secondly, due to maintenance modifications and additional operating experience, the Scrubgrass project has been less costly and more efficient to operate during 1996. Finally, as a result of a refinancing transaction which occurred in December 1995, certain operating expenses were reclassified as lease expenses. Accordingly, the operating expenses for the nine months ended September 30, 1996 were lower by comparison to the nine months ended September 30, 1995. The increase in operating expenses for the three months ended September 30, 1996 by comparison to the three months ended September 30, 1995 is largely attributable to the reclassification of 1995 operating expenses to capitalized leasehold improvements during the three months ended September 30, 1995 which were subsequently reclassified as lease expenses to be more consistent with the terms of the December 1995 Scrubgrass project refinancing.

     Lease expense for the three and nine months ended September 30, 1996 amounted to $5,972,189 and $18,467,284, respectively, as compared to lease expense for the three and nine months ended September 30, 1995 of $5,217,767 and $15,716,770, respectively. The overall increase in lease expense during 1996 is primarily due to an increase in equity rents paid to the lessor based on the favorable performance of the Scrubgrass plant in 1996 and an increase in the lease expense recorded as a result of the straight-line accounting treatment of such expenses. The increase is partially offset by the lowering of interest rates incurred in 1996 which reduced the lessor's loan costs that were passed through to the Company in its facility lease expenses.

     General and administrative expenses for the three and nine months ended September 30, 1996 amounted to $719,833 and $2,377,509, respectively, as compared to general and administrative expenses for the three and nine months ended September 30, 1995 of $747,194 and $2,504,165, respectively. The overall decrease in general and administrative expenses during 1996 is primarily due to the Company's efforts to reduce its corporate overhead expenses. However, during the nine months ended September 30, 1996, the Company continued to incur substantial management and professional fees to negotiate certain contractual matters and address certain legal matters, and made reclassifications of certain 1996 operating expenses to general and administrative expenses which stem from the December 1995 refinancing of Scrubgrass. Accordingly, the full effect of the Company's efforts to reduce corporate overhead expenses has not yet been shown in its 1996 operating results.

---------------------------------

     Warranty income for the nine months ended September 30, 1996 amounted to $900,000 and resulted from a legal settlement with an engineering and construction contractor for the Scrubgrass plant which occurred during the three months ended March 31, 1996.

     Other income for the three and nine months ended September 30, 1996 amounted to $619,203 and $815,602, respectively, as compared to other income for the three and nine months ended September 30, 1995 of $729,421 and $1,491,552, respectively. For the nine months ended September 30, 1996 and September 30, 1995, other income included the current period amortization of the deferred gain resulting from the original sale of the Scrubgrass project in 1990. For the nine months ended September 30, 1996, the remainder of other income primarily consisted of proceeds from a legal settlement and a sales tax refund pertaining to the Sunnyside project. For the nine months ended September 30, 1995, the remainder of other income primarily consisted of sales tax refunds pertaining to the Sunnyside project.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal sources of cash to continue its general corporate activities in 1996 will consist of current cash and cash equivalent balances, interest income on cash equivalents, cash flows which may become available from the Scrubgrass project, and principal and interest proceeds which may be received pursuant to certain notes related to the 1994 sale of the Sunnyside project.

     The obligors on the notes received by the Company in connection with the sale of the Sunnyside project are among the plaintiffs who have commenced a legal proceeding against the Company and seek remedies which include an unspecified amount of damages and rescission of the Sunnyside purchase and sale contract. Furthermore, beginning in June 1996, the obligors on the aforementioned notes began withholding interest payments currently due under the terms of such notes which as of September 30, 1996 have accumulated to $147,278. As of September 30, 1996, there were no principal payments in arrears. An unfavorable outcome of this litigation or the continued withholding of payments currently due under the notes would have an adverse effect on the Company's liquidity and capital resources. See "Part II - Item 1. Legal Proceedings".

     During the nine months ended September 30, 1996, the Company received $1,722,771 in cash which became available from the Scrubgrass project. However, various Scrubgrass contractual obligations may require that future cash flows from the Scrubgrass project first be used to increase certain reserve accounts and/or

-------------------------------------------

fund contractual obligations of the project and, therefore, there is no assurance that future cash flows from the Scrubgrass project will be available to the Company. As of September 30, 1996, there were no deficiencies in funding reserve accounts or contractual obligations which would impact the future availability of cash from the Scrubgrass project.

     In August 1996, the Company received net settlement proceeds of approximately $418,000 from the favorable settlement of a legal proceeding which had a favorable impact on the Company's current liquidity position and contributed to the Company's results of operations during the third quarter in 1996.

     Presently, other than the potential development of the Milesburg project, the Company's management sees no investment opportunities within its industry for which it would expect to utilize its available resources. Accordingly, until it is determined whether the Milesburg project will be developed, the Company plans to maintain its present focus on seeking to control costs and to enhance the return which can be offered to its shareholders. In this regard, during the nine months ended September 30, 1996, the Company declared and paid quarterly dividends aggregating $995,411. While the Company's Board of Directors intends to evaluate the payment of any future dividends based on the Company's then current and projected operating performance and capital requirements, the Company currently seeks to continue regular dividends to shareholders which are supported by the Company's operating performance. When the Company determines whether the Milesburg project will be developed, or should the Company identify other investment opportunities, the Company's Board of Directors will evaluate the continuation of any dividend payments then being made in light of the cash requirements therefor.

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS

     On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $147,278, respectively at September 30, 1996 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In addition to alleging unspecified damages, the plaintiffs also request rescission of the purchase and sale agreement.

     On July 30, 1996, in response to the plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper.

     On August 30, 1996, the plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses.

     The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently proceeding to the discovery stage.


ITEM 5.  OTHER INFORMATION

     On July 30, 1996, the Company entered into a joint development agreement with U.S. Generating Company concerning the Milesburg project. U.S. Generating Company is jointly owned by a subsidiary of PG&E Enterprises and a subsidiary of Bechtel Enterprises, Inc., and has considerable experience as one of America's largest independent power companies. In addition, the Company and U.S. Generating Company have a history of working together in the co-development and ongoing operation of the Scrubgrass plant which has now been operating profitably for the last four successive quarters. As a result of the joint development agreement, the Company has greater financial and technical resources available to pursue the development of the Milesburg project. Since the signing of the development agreement, the Company and U.S. Generating Company have been pursuing various development activities and are continuing ongoing discussions with West Penn Power Company concerning a possible buy-out of the power purchase contract. The Company plans to continue efforts towards both the development of the Milesburg project and the negotiation of a buy-out of the power purchase agreement until it becomes apparent which alternative will be in the best interest of the Company and its shareholders. Based on the progress made in recent development activities and buy-out negotiations, management believes that the Company is likely to realize value from the Milesburg project. However, there can be no assurance that the Milesburg project will be successfully developed, that the Company will receive a buy-out proposal, or that the Company will realize any value from the Milesburg project.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Material contracts - Joint Development Agreement among Milesburg Energy, Inc., U.S. Generating Company and Environmental Power Corporation (a written request for confidential treatment of certain proprietary information in this agreement has been filed with the United States Securities and Exchange Commission)

(b) Exhibit 11 - Computation of earnings per share

(c) Exhibit 27 - Financial data schedule

(d) Reports on Form 8-K  -  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



November 8, 1996                 by: /s/ William D. Linehan
                                     -------------------------------
                                     William D. Linehan
                                     Treasurer and
                                     Chief Financial Officer
                                     (principal accounting officer
                                     and authorized officer)