Form 10-K
period 1996-12-31
ENVIRONMENTAL POWER CORP
filed 1997-04-15
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                December 31, 1996
                                  -----------------------------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

   For the transition period from                         to
                                      --------------------   -------------------

   Commission File Number                       0-15472
                          ------------------------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                       04-2782065
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         500 Market Street, Suite 1-E, Portsmouth, New Hampshire 03801
                   (Address of principal executive offices)
                                  (Zip code)

                                (603) 431-1780
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on April 4, 1997, was $2,667,154.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On April 4, 1997 there were 11,076,783 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 30, 1997 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                                    PART I

Item 1. BUSINESS

General

        Environmental Power Corporation (individually "EPC" or consolidated "the Company"), a Delaware Corporation, owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Both facilities sell power under long-term contracts to specified Utility Companies whose contracts have been approved by the respective Public Utility Commission. In the case of these projects, the Company either acting alone or in conjunction with others had selected and arranged for the acquisition of the site, obtained control over their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. The Company has one additional project (the "Milesburg Project") in the development stage, but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future. Since December 31, 1994, the Company's power generation revenues have come solely from the Scrubgrass Project.

        EPC was incorporated in Massachusetts in November, 1982 as Cresci Associates, Inc. and reincorporated in Delaware in September, 1986. In recent years the Company has concentrated its efforts on the three waste coal projects referred to above, two of which became operational and a third which is in the development stage. From 1983 to 1990 the Company acquired, developed, operated in certain cases, and sold five hydroelectric power facilities located in Maine, Vermont and Connecticut.


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

Waste Coal

        Coal mining operations have historically produced a substantial amount of residue, herein called waste coal or tailings, which were considered unusable in conventional furnaces because the high percentage of rock or other substances negatively affecting combustion of the coal and the low BTU volume per ton increased material handling costs and reduced output of equipment. The development of the circulating fluidized bed combustion system ("CFB") made the use of tailings as fuel technically and economically feasible. In a CFB system, fuel is burned in a hot, turbulent bed of ash, sand and, usually, limestone.

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

        The Company obtains coal tailings on a long-term basis primarily from active mining operations and from reclaiming insitu deposits from prior coal
                                             ------
mining activities. The coal tailings are plentiful and generally create environmental hazards, such as acid drainage, when not disposed of properly.

Scrubgrass Project

        The Scrubgrass Project located on a 600 acre site in Venango County, Pennsylvania is an approximately 83 Mw (net) waste coal-fired electric generating station (the "Facility") which has been constructed by Bechtel Power Corporation. The construction contract, which was completed by the contractor in June 1994, provided for a guaranteed net electrical output of 82.85 Mw.

        On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises and Bechtel Enterprises Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. Buzzard has entered into a management services contract with U.S. Generating Company ("U.S. Gen"), a joint venture of PG&E Enterprises and Bechtel Enterprises Inc., to manage the Scrubgrass Project.

        Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates averaging approximately 4.68 cents/Kwh and escalates at 5% per year for the calendar years 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU, to the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On
June 8, 1993, the Facility reached commercial operation.

       The Facility is being operated by US Operating Services Company pursuant to a 15-year Operations and Maintenance Agreement ("O & M"). A budget for all operational expenses including a fixed management fee is approved annually. Failure to achieve approved annual budgets can result in operator liability and/or termination of the O & M.

       Buzzard, as assignee, entered into a Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone for an initial term of five years which, in December 1995, was extended through the year 2000 and which may be extended up to 15 additional years. The Scrubgrass Project also maintains an agreement with an initial term of 15 years for the transportation of fuel, ash and limestone with Savage Industries, Inc. The costs established under this agreement will escalate at partially fixed and partially indexed rates.

        Buzzard's revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which include the Lessor's debt as described below), certain maintenance reserve payments and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

        Until December 22, 1995 the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing in 1999. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds ranging from 3.2% to 3.85%. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. In connection with the Lessor's debt restructuring, Buzzard also extended the term of $4 million of its own current liabilities through 2004.

        In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying consolidated statement of operations. See Notes A, B, E, F, G, H and L to the Consolidated Financial Statements for additional information regarding the Scrubgrass Project.

        During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believes the Scrubgrass facility's generator exhibits certain conditions which indicate that a similar failure might occur at some time in the future. Accordingly, the Company is investigating courses of action to remedy this situation which have not been finalized at the time of filing this Form 10-K. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note O to the Consolidated Financial Statements for further discussion of this matter.

Sunnyside Project

        Sunnyside is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah which was constructed by Parsons Main, Inc., ("PMI"). The facility reached commercial operation on November 19, 1993. The Sunnyside Project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which the Company owned varying majority interests from 100% to approximately 70% until September 28, 1994 and thereafter an approximate 40% interest until December 31, 1994 at which time the Company sold its remaining interest in SCA.

        In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995 and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 was due on December 31, 1996 and the remaining principal of $1,750,000 is due on December 31, 1997. However, as more fully described under Item 3 - Legal Proceedings, the purchasers of the Company's interest in SCA have entered into a legal proceeding with the Company. Pending the resolution of the legal proceeding, the purchasers have withheld their scheduled payments of principal and interest due on the promissory notes since June 1996. As of December 31, 1996, the purchasers have principal and interest payments in arrears of $1,187,500 and $221,318, respectively. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements, arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and 1996, respectively, and received $540,000 to settle a legal proceeding in 1996. See Notes A, B, G, H and N to the Consolidated Financial Statements for further discussion.

Milesburg Project

        On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) oil-fired electric generating facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 and a subsidiary of the Company assumed pre-acquisition MEI liabilities totaling $180,000. The notes payable, pre-acquisition liabilities and other liabilities incurred subsequent to the purchase become payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. If this project is developed, the Company would replace this facility with a waste coal-fired electric generating facility.

        In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("WPPC") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from WPPC's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, WPPC requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered WPPC to execute a new power purchase agreement with MEI. The new power purchase agreement would include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order has been appealed by the same industrial intervenors and WPPC through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and WPPC pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995 and have not yet been finalized. However, MEI recently lifted the stay and is proceeding to finalize the terms of the power purchase agreement.

        Despite ongoing efforts to reach a buy-out arrangement with WPPC, the Company has continued to invest its financial resources to protect its legal and contractual interests and to support its ability to commence construction in the event that a buy-out arrangement under mutually agreeable terms cannot be reached with WPPC. In July 1996, in furtherance of these objectives, the Company entered into a joint development agreement with U.S. Gen. U.S. Gen is a joint venture of PG&E Enterprises and Bechtel Enterprises, Inc. and has considerable experience as one of America's largest independent power companies. In addition, the Company and U.S. Gen have a history of working together in the co-development and ongoing operation of the Scrubgrass Project which has now been operating profitably for more than a year. As a result of the joint development agreement, the Company has greater financial and technical resources available to pursue the development of the Milesburg Project. Since the signing of the joint development agreement, the Company and U.S. Gen have been pursuing various development activities and are continuing ongoing discussions with WPPC concerning a possible buy-out of the power purchase agreement. The Company plans to continue efforts towards both the development of the Milesburg Project and the negotiation of a buy-out of the power purchase agreement until it becomes apparent which alternative will be in the best interest of the Company and its shareholders. In that regard, the Company's development efforts have increased in 1996. Under the terms of the joint development agreement, U.S. Gen has the responsibility to manage the development activities and finance a majority of the development period expenses prior to financial closing. Based on the progress made in recent development activities and buy-out negotiations, management believes that it is more likely than not that the Company will recover its net investment in the Milesburg Project. However, there can be no assurance that the Milesburg Project will be successfully developed, that the Company will receive a buy-out proposal, or that the Company will realize any value from the Milesburg Project. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results and Notes A, B, D and H to the Consolidated Financial Statements for additional information regarding this project.

Competition

        The Company generates electricity using alternative energy sources which is sold on a wholesale basis to utilities under contracted rates established in power purchase agreements. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional utilities who have excess capacity, energy brokers and traders, contractors, equipment suppliers and other independent power producers who have entered, or are attempting to enter the energy market. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives to providing electricity. Presently, the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass and Milesburg power purchase agreements switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Company's power purchase agreements create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

        The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are quality of development plans, ability (including financial ability) of the developer to complete the project and the price to be paid for the development opportunity. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market when opportunities arise. However, the Company believes it has limited opportunities for additional project development in the United States for the foreseeable future.

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

        The Company's projects must also comply with applicable federal, state and local laws relating to the protection of the environment, primarily in the areas of water and air pollution. As regulations are enacted or adopted the Company cannot predict the effect of compliance therewith on its business. Failure to comply with all applicable requirements could result in required modifications to facilities including the inability to operate during periods of non-compliances. The Company is responsible for ensuring compliance of its facilities with all applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors.

        The Company is not presently subject to regulation under the Public Utility Holding Company Act of 1935. The Company does not presently intend to engage in any activities that would cause it to be so regulated.

        The Commonwealth of Pennsylvania has recently passed legislation which significantly restructures the electric industry, primarily in the retail market, beginning in 1997. Presently, none of this recently passed legislation directly impacts the Company. However, the Company cannot predict whether its operating or development activities will be indirectly impacted by any such legislation in the future.

Employees

        As of December 31, 1996 and at the time of making this filing, the Company had four full-time employees. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers relations with its employees to be good.


Item 2. PROPERTIES

        The Company, through a subsidiary, leases the Scrubgrass waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The Company, through a subsidiary, owns the decommissioned Milesburg oil-fired electric generating facility located on approximately 10 acres in Centre County, Pennsylvania. The Company, through a subsidiary, owns approximately 80 acres in Fayette County, Pennsylvania for which it has abandoned efforts to development electric generating facilities utilizing coal mine-fire technology. (See "The Company's Projects" above under Item 1 for a description of various property rights the Company has or is seeking with respect to its present and proposed projects).

        The Company is a tenant pursuant to a three-year lease, which commenced in February 1996, at its headquarters in Portsmouth, New Hampshire for which the current monthly payments are $1,400.


Item 3. LEGAL PROCEEDINGS

        On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively in this Item 3 hereafter "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in SCA, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $221,318, respectively at December 31, 1996 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.

        The Company is involved in various additional lawsuits. However, other than the aforementioned litigation involving the sale of the Company's interest in SCA, the Company is not engaged in any other litigation which management believes would, if resolved adversely to the Company, have a material impact on the financial position or results of operations of the Company.


Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Common Stock of the Company (the "Common Stock") is traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") Small-Cap Market under the symbol POWR. As of April 4, 1997 there were approximately 300 holders of record of the Common Stock. Insofar as many of the shares are held in street name, the Company believes that the number of beneficial holders is substantially higher.

        The following table shows the quarterly high and low bid prices on the over-the-counter market for 1995 and 1996 as reported in the NASDAQ Small-Cap Market. Such bid prices reflect inter-dealer prices, without retail mark-up, bid down or commission and may not necessarily represent actual transactions.


        Year                  Period                                    High            Low
        ----                  ------                                    ----            ---

        1995        First Quarter                                       5/8             7/16
                    Second Quarter                                      9/16            1/4
                    Third Quarter                                       1/2             7/16
                    Fourth Quarter                                      7/16            5/32

        1996        First Quarter                                       11/16           1/4
                    Second Quarter                                     1-5/16           5/8
                    Third Quarter                                       31/32           7/16
                    Fourth Quarter                                     1-3/16           7/16

        In December 1995, the Company declared and paid a dividend of 8 cents per share. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. Beginning during 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid quarterly dividends of 3 cents per share and a special year end dividend of 2 cents per share resulting in aggregate dividends of 14 cents per share during 1996. The payment of any future dividends will depend on the Board of Directors' evaluation based on the Company's then current and projected operating performance and capital requirements. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

        During 1995, the Company acquired 498,100 shares of treasury stock through open market purchases at an average price of $.19 per share. No open market purchases were made during 1996 or 1994. For additional information with respect to treasury shares acquired in private transactions, see Note K of Notes to Consolidated Financial Statements.

        In November 1996, NASDAQ proposed changes in the listing requirements for the SmallCap Market. Under the existing rules, issuers with securities trading below a $1 minimum bid price (such as the Company) may remain listed if they meet an alternative test based on the market value of public float and capital and surplus. The proposed changes would eliminate this alternative to the $1 bid price requirement. If the proposed rules become effective, and the bid price of the Company's stock remains below $1, the Company's Common Stock would no longer be eligible for listing in the NASDAQ Small-Cap Market.

Item 6. SELECTED FINANCIAL DATA

        The selected financial data for the five years ended December 31, 1996, included on the following page, are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements and other financial information included elsewhere herein.

                                                                                Year Ended December 31
                                                       -----------------------------------------------------------------
                                                          1996          1995         1994         1993           1992
                                                       ---------     ---------    ---------    ----------     ----------
                                                                       (000's omitted except per share data)
Results of Operations Data:

Power generation revenues                              $  47,854     $  40,693    $  30,705    $    1,571     $     ---
                                                       ---------     ---------    ---------    ----------     ----------

Costs and expenses:
   Operating expenses                                     18,190        16,975       16,123         1,088           ---
   Lease expense                                          24,964        23,020       10,538          ---            ---
   General and administrative expenses                     3,062         3,668        2,998         1,613            831
   Depreciation and amortization                             205           167        3,018           428             44
   Litigation settlement                                    ---           ---          ---           ---              84
                                                       ---------     ---------    ---------    ----------     ----------
                                                          46,421        43,830       32,677         3,129            959
                                                       ---------     ---------    ---------    ----------     ----------

Operating income (loss)                                    1,433        (3,137)      (1,972)       (1,558)          (959)

Other income (expense):
   Other Income                                              484         1,285        5,311             1              1
   Interest income                                           499           468          695           161             72
   Interest expense                                         (165)         (107)      (8,830)       (1,376)           (13)
   Amortization of deferred gain                             308           308          154          ---            ---
   Warranty income                                           900          ---          ---           ---            ---
   Realized gain on sale of marketable securities           ---           ---          ---          1,678           ---
   Gain on sale of affiliate/project                        ---           ---         3,946          ---              44
   Minority interest                                        ---           ---         1,866          ---            ---
   Equity in net loss of affiliate                          ---           ---           (84)         ---            ---
                                                       ---------     ---------    ---------    ----------     ----------
                                                           2,026         1,954        3,058           464            104
                                                       ---------     ---------    ---------    ----------     ----------

Income (loss) before income taxes                          3,459        (1,183)       1,086        (1,094)          (855)

Income tax (expense) benefit                              (1,894)          448         (416)          414            177
                                                       ---------     ---------    ---------    ----------     ----------

Net income (loss)                                      $   1,565     $    (735)   $     670    $     (680)    $     (678)
                                                       =========     =========    =========    ==========     ==========

Net income (loss) per share                            $    0.14     $   (0.07)   $    0.06    $    (0.11)    $    (0.12)
Dividends paid per share                               $    0.14     $    0.08    $    ---     $     ---      $     ---
Weighted average number of shares outstanding             11,322        10,649       11,321         8,592          7,586

Balance Sheet Data:
Total assets                                           $  52,503     $  45,226    $  35,962    $  149,788     $  301,285
Working capital (deficit)                                  3,847         3,224        1,212         7,201           (484)
Long-term obligations                                     34,337        24,405       11,533       130,360        104,425
Deferred gain (1)                                          6,014         6,322        6,631         6,785           ---
Deferred revenue (1)                                        ---          3,065        2,826          ---            ---
Liabilities and net proceeds of project transferred
       under contractual arrangement                        ---           ---          ---           ---         189,962
Shareholders' equity                                       2,680         2,797        4,443         3,303          5,443

___________

(1) See Notes A and B of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

        The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. The Company has one additional project (the "Milesburg Project") in the development stage, but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future. The following Management's Discussion and Analysis of Financial

Condition and Results of Operations compares the Company's results of operations for the years ending December 31, 1996, 1995 and 1994. However, the following factors should be considered when reading this information which make the results of operations for each of these periods very different.

    Sunnyside Operations - The Company owned varying majority interests from 100% to approximately 70% in the Sunnyside Project until September 28, 1994 and thereafter owned an approximate 40% interest until December 31, 1994 when the Company sold its remaining interest in the Sunnyside Project. Accordingly, during the year ended December 31, 1994, the Company consolidated the results of operations of its majority interests in the Sunnyside Project until September 28, 1994 and reported its approximate 40% interest in the Sunnyside Project during the period from September 28, 1994 to December 31, 1994 under the equity method. As a result of the sale of its interest in the Sunnyside Project, the Company recorded a gain on the sale of approximately $3.9 million and recognized other income for management services and interest income aggregating approximately $5.3 million which is included in other income in the Company's 1994 consolidated statement of operations. The Company had previously earned these management fees and interest income from services and loans provided to SCA but such amounts had been either eliminated in consolidation or deferred prior to the sale.

    Scrubgrass Operations - The Company commenced a 22 year lease of the Scrubgrass Project on June 30, 1994. Accordingly, the Company's results of operations include six months of operations of the Scrubgrass Project in 1994 and a full year of operations of the Scrubgrass Project for each of 1995 and 1996.

Cautionary Statement

        This Annual Report on Form 10K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

Results of Operations

    Year ended December 31, 1996 ("1996") compared with the year ended December 31, 1995 ("1995")

        Net income in 1996 amounted to $1,565,279 or 14 cents per share as compared to a net loss of $734,611 or 7 cents per share in 1995. The overall increase is primarily attributable to favorable operating performance of the Scrubgrass Project, the recognition of certain revenues of $3,064,965 which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In light of the Company's favorable earnings in 1996, the Company paid dividends in 1996 of $1,549,250 or 14 cents per share as compared to dividends paid in 1995 of $923,786 or 8 cents per share.

        Power generation revenues in 1996 amounted to $47,853,639 as compared to $40,693,465 in 1995. The overall increase in power generation revenues during 1996 is primarily attributable to the recognition of certain revenues of $3,064,965 which were previously deferred under the Scrubgrass power purchase agreement and an increase in the power generation and contracted rates billed to the utility. The increase in power generation occurred primarily because the plant operated at 90.6% of its capacity in 1996 as compared to 85.3% of its capacity in 1995. The overall increase in power generation revenues was offset in part by a reduction in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $9,294,789 in 1996 as compared to $9,850,365 in 1995. All power generation revenues earned by the Company in 1996 and 1995 related to the Scrubgrass Project.

        Operating expenses in 1996 amounted to $18,190,037 as compared to $16,975,186 in 1995. The overall increase is primarily due to higher fuel costs and operator fees because of the higher capacity rate in 1996 and the recognition of maintenance expenses associated with the anticipated repair of the Scrubgrass generator (See Note O to the consolidated financial statements for a further discussion of the repair to the Scrubgrass generator). During 1996, due to maintenance modifications and additional operating experience, fuel costs were only 27% of power generation revenues, as compared to 30% of power generation revenues in 1995. Moreover, the operating expenses incurred during the 1995 annual plant outage were significantly greater by comparison to those incurred during the 1996 annual plant outage. For both of these reasons, the increase in 1996 operating expenses was not as significant as the increase in power generation revenues.

        Lease expense in 1996 amounted to $24,963,407 as compared to $23,020,132 in 1995. The overall increase in lease expense during 1996 is primarily due to an increase in equity rents paid to the lessor based on the favorable performance of the Scrubgrass plant in 1996. The increase is partially offset by a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses ($9,294,789 in 1996 as compared to $9,850,365 in 1995) and the lowering of interest rates which occurred in 1996 and which reduced the lessor's loan costs that were passed through to the Company in its facility lease expenses.

        General and administrative expenses in 1996 amounted to $3,061,931 as compared to $3,668,066 in 1995. The overall decrease in general and administrative expenses during 1996 is primarily due to the Company's efforts to reduce its corporate overhead expenses. The Company's major steps to reduce its corporate overhead in 1996 included a consolidation of its Vermont and New Hampshire offices into one office in New Hampshire, a reduction in its executive officer compensation and a reduction in its employee headcount by an equivalent of two full-time employees. However, during 1996, the Company continued to incur substantial management and professional fees to negotiate certain contractual matters and defend its position in certain legal matters. Accordingly, the full effect of the Company's efforts to reduce corporate overhead expenses has not yet been shown in its 1996 operating results.

        Warranty income in 1996 amounted to $900,000 and resulted from a settlement with an engineering and construction contractor for the Scrubgrass plant which was received in March 1996. There was no warranty income in 1995.

        Other income in 1996 consisted primarily of proceeds from a legal settlement of $540,000 and Sunnyside Project sales tax refunds of approximately $42,000 arising out of activities prior to the date of sale. Other income in 1995 consisted primarily of Sunnyside Project sales tax refunds of $1.1 million arising out of activities prior to the date of sale and fee income related to the Scrubgrass Project. The other income in 1996 and 1995 were both offset in part by the provisions made for the continued decline in value of the Company's preferred stock investment in Hamilton Technologies, Inc., a privately held Massachusetts developer of computer aided software engineering (CASE) software.

        Income tax expense in 1996 amounted to $1,894,035 as compared to an income tax benefit of $447,984 in 1995. The income tax expense resulted primarily from the Company's favorable earnings during 1996. Furthermore, in 1996, the Company's deferred state income tax expense includes a charge related to state net operating loss carryforwards which have expired and a charge related to a valuation allowance which was established because the Company estimates that it may not realize all of the recorded tax benefits of its state net operating loss carryforwards. The Company's effective tax rate on its 1996 earnings amounted to 54.8% as compared to an effective tax benefit rate of 37.9% on its net loss in 1995. The increase in the 1996 effective tax rate is primarily as a result of the additional charges to deferred state tax expense and because the taxability of temporary differences reversing in 1996 occurred in states with higher tax rates.

    Year ended December 31, 1995 ("1995") compared with the year ended December 31, 1994 ("1994")

        Power generation revenues in 1995 amounted to $40,693,465 as compared to $30,704,589 in 1994. In 1995, power generation revenues were all attributable to the Scrubgrass Project. In 1994, the Company's power generation revenues were attributable to operations of the Sunnyside Project until September 28, 1994 ($12,522,288) and six months of operations of the Scrubgrass Project ($18,182,301). The overall increase in power generation revenues during 1995 is primarily attributable to a full year of operations of the Scrubgrass Project and an increase in the power generation and contracted rates billed to the utility for the Scrubgrass Project. The increase in power generation occurred primarily because the Scrubgrass plant operated at 85.3% of its capacity in 1995 as compared to 83.4% of its capacity in 1994.

       Operating expenses in 1995 were $16,975,186 and related to the operation of the Scrubgrass Project for twelve months as compared to operating expenses of $16,122,617 in 1994 which related to the operation of the Scrubgrass and Sunnyside Projects for six and nine months, respectively. The overall increase is primarily due to the change in the mix of operating activities between projects during each period.

       Lease expense in 1995 amounted to $23,020,132 as compared to $10,537,623 in 1994. Lease expense, which relates to the Scrubgrass Project, reflected an increase in 1995 primarily due to a full year of operations of the Scrubgrass Project.

       General and administrative expenses in 1995 were $3,668,066 and include the operation of the Scrubgrass Project for twelve months as compared to operating expenses of $2,998,325 in 1994 which include the operation of the Scrubgrass and Sunnyside Projects for six and nine months, respectively. The overall increase is primarily due to the change in the mix of operating activities between projects during each period.

       Depreciation and amortization amounted to $167,333 in 1995 as compared to $3,017,766 in 1994. The decrease is primarily attributable to the absence of depreciation on the Sunnyside facility in 1995.

       Other income in 1995 was $1,284,403 and consisted primarily of Sunnyside Project sales tax refunds of $1.1 million arising out of activities prior to the date of sale and fee income related to the Scrubgrass Project. Other income in 1994 was $5,311,213 and consisted primarily of the recognition of construction management and interest income related to the Sunnyside Project when such project was sold.

       Interest income amounted to $468,626 in 1995 as compared to $695,142 in 1994. The decrease is primarily due to the absence of the earnings on investment balances related to the Sunnyside Project.

       Interest expense amounted to $106,783 in 1995 as compared to $8,829,893 in 1994. The decrease was primarily attributable to the absence of Sunnyside Project debt obligations in 1995 since the Company's interest in the Sunnyside Project was sold in 1994.

       In 1994, the aggregate income from gain on sale of affiliate, minority interest and equity in net loss of affiliate amounted to $5,726,799, which related to the Sunnyside Project which was sold in December 1994.

  1997 Outlook

     During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believes the Scrubgrass facility's generator exhibits certain conditions which indicate that a similar failure might occur at some time in the future. In light of these test results, the generator manufacturer has recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which is scheduled to begin in April 1997. While the extent of damage to the generator will not be known until the generator is disassembled and inspected during the 1997 annual plant outage, based on the generator test results, the generator manufacturer has advised the Company that the complete rewind currently appears to be the best course of action to repair the anticipated damage, and to ensure the operation of the generator on a long-term basis. As a result of the recommended generator repair, the Company currently estimates it would incur an additional expense of approximately $660,000 to perform the rewind procedure, $564,000 of which was recorded in 1996 (See Note O to the consolidated financial statements), and would expect to lose net revenues which average approximately $80,000 per day for each additional day the facility is inoperative during the scheduled outage. Presently, the manufacturer of the generator has indicated that the rewind is expected to take no longer than 44 days, which would necessitate that the Scrubgrass plant be shutdown for 35 days longer than the original shutdown planned by the facility operator. The impact of the repair and extended shutdown on the Company's operating results and/or cash flows could be mitigated by a shortening of the repair period, recovery from the generator manufacturer, proceeds from insurance coverage, and/or modifications to the Scrubgrass Project's financing. However, there can be no assurance that any of such mitigating factors will occur. See "Certain Factors That May Affect Future Results" below.

       Until the generator repair is completed, it is not possible to accurately predict its effect on the Company's results of operations in 1997. However, without giving effect to the negative impact of the generator repair on the Company's 1997 operating results, the Company's management expects that the Company would still be less profitable in 1997 as compared to 1996. In 1996, the Company enjoyed the benefit of certain non-recurring revenues including the recognition of $3,064,965 of revenues which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In addition, the Company expects to incur additional lease expense in 1997 of approximately $790,000 as a result of a principal payment due on one of the Lessor's term loans. However, the Company expects that the absence of the 1996 non-recurring revenues and the impact of the additional 1997 lease expense would be partially offset by some factors with a favorable impact on its results of operations in 1997. These factors include an increase in certain power generation revenues resulting from an approximate 5% increase in the contracted rates charged for energy produced by the Scrubgrass Project, a reduction in lease expense from anticipated lower equity rents and bank fees, and a reduction of general and administrative expenses largely because approximately $800,000 of such expenses incurred in 1996 are not expected to recur in 1997. Furthermore, the Company expects that a material portion of its 1997 expenses will continue to consist of non-cash items, including deferred income taxes, maintenance reserves, and depreciation and amortization. As such, although there can be no assurance that the Company will continue to pay future dividends, the Company expects that its cash generated from operations will continue to be greater than its operating results, which would enhance the likelihood that cash resources would be available for the payment of dividends.

Recently Issued Accounting Standards

       See Note B to the Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in 1997.

Liquidity and Capital Resources

   Operating Activities

       Operating activities continue to be the Company's principal source of liquidity with cash provided by operating activities amounting to $2,319,272 in 1996 as compared to $2,007,186 in 1995. During 1996, the Company primarily generated cash from operating activities from the operating profits of the Scrubgrass Project, from investment earnings, from the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and from the settlement of a legal proceeding for approximately $340,000, net of legal fees. During 1995, the Company's cash from operating activities primarily came from proceeds received from the sale of Sunnyside Project, from investment earnings and from the receipt of sales tax refunds related to the Sunnyside Project arising out of activities prior to the date of the sale. The following changes in operating assets and liabilities most notably impacted cash provided by operating activities:

     Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $5,892,879 as of December 31, 1996 as compared to $6,536,506 as of December 31, 1995. The decrease is largely attributable to a nonrecurring receivable amounting to $545,000 at December 31, 1995 which primarily pertained to the utility's payment of a portion of the contracted rates for energy produced by the Scrubgrass plant in excess of 80 Mw in any hour.

     Deferred income tax asset - The Company's deferred income tax asset amounted to $3,840,105 as of December 31, 1996 as compared to $5,543,229 as of December 31, 1995. The decrease is largely attributable to the utilization of net operating loss carryforwards and the reversal of the tax benefits associated with deferred revenue which were both recorded for the year ended December 31, 1996.

     Other current liabilities- The Company's other current liabilities amounted to $3,188,758 as of December 31, 1996 as compared to $2,298,686 at December 31, 1995. The increase is primarily due to additional borrowings from the working capital loan to pay Scrubgrass expenses. The Company believes that the balance of the working capital loan was lower than average as of December 31, 1995 since the Company had just refinanced approximately $4 million of its current liabilities in December 1995. The increase was offset in part by the repayment of the current portion of the Scrubgrass note obligation in the amount of $300,000.

     Deferred gain, net - The Company's deferred gain, net amounted to $6,014,008 as of December 31, 1996 as compared to $6,322,419 as of December 31, 1995. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

     Deferred revenue - The Company's deferred revenue, which represents power generation revenues of the Scrubgrass Project which were deferred pursuant to conditions set forth in the power purchase agreement, amounted to $0 as of December 31, 1996 as compared to $3,064,965 as of December 31, 1995. The decrease is attributable to power generation revenues which were earned during the year ended December 31, 1996.

     Maintenance reserve - The Company's maintenance reserve, which relates to the Scrubgrass Project, increased to $1,533,829 as of December 31, 1996 from $699,429 as of December 31, 1995 due to scheduled reserves provided for the ongoing maintenance of the plant and an additional provision in light of the anticipated repair to the generator.

  Investing Activities

       The Company utilized $343,070 and $174,460 for investing activities during the years ended December 31, 1996 and 1995, respectively. The Company's investing activities are concentrated primarily in the following areas:

     Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $482,681 from notes receivable related to the Scrubgrass Project in 1996 and collected $312,500 from notes receivable related to the Sunnyside Project in 1995. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $221,318 as of December 31, 1996, are the subject of a legal proceeding. See Certain Factors That May Impact Future Results, Item 3 and Note N to the Company's consolidated financial statements for further information.

     Restricted cash - The Company is presently required to make scheduled deposits to a major maintenance fund to ensure that funds are available in the future for scheduled maintenance procedures. During 1996, scheduled deposits and interest earned on the major maintenance fund aggregated $614,561.

     Property plant and equipment - The Company invested $257,059 in 1996 and $66,449 in 1995 in property plant and equipment expenditures. The expenditures primarily relate to development activities for the Company's Milesburg Project for which development efforts increased in 1996.

  Financing Activities

       The Company utilized $1,809,500 and $1,177,431 in financing activities during the years ended December 31, 1996 and 1995, respectively. The Company's financing activities are concentrated primarily in the following areas:

     Dividends - The Company declared and paid its first dividend of 8 cents per share in December 1995 which amounted to $923,786. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. Beginning in 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid quarterly dividends of 3 cents per share and a special year end dividend of 2 cents per share resulting in aggregate dividends of $1,549,250 paid in 1996.

     Treasury Stock - The Company from time to time makes purchases of its own common stock. During 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock. The Company also paid $93,395 for open market purchases made during 1995.

     Notes payable - The Company presently has long-term obligations related to its Milesburg Project and Scrubgrass Project in the amount of $5,858,767 and $2,487,813, respectively. The Company also had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied by aggregate payments of $112,500 and $186,000 during 1996 and 1995, respectively. The Milesburg Project long-term obligations are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. The next installment for the Scrubgrass Project long-term obligation is not due until 1998.

  1997 Outlook

     During 1997, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in Note A to the consolidated financial statements, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied. Furthermore, as described in this Item under Results of Operations - 1997 Outlook and in Note O to the consolidated financial statements, the Company expects to make significant repairs to the generator of the Scrubgrass Project during its 1997 annual plant outage. If the Company were required to fund the proposed generator repairs and lost net revenues on an immediate basis, the Company would expect to experience a significant cash shortfall beginning shortly after the 1997 annual plant outage. However, based on recent discussions with the Scrubgrass Project's lending institutions and generator manufacturer, the Company currently expects that it may be able to spread the financial impact of the generator repair over a period ranging from four to six years through debt financing or through extended terms with the generator manufacturer. Furthermore, in light of the favorable performance of the Scrubgrass Project which is expected to resume once the necessary generator repairs are made, the Company expects that the Scrubgrass Project will be capable of supporting the increases in the debt service requirements proposed under the generator repair financing scenarios without compromising any of its existing debt covenants. As such, the Company expects that it will receive sufficient cash from the Scrubgrass Project, which when combined with its available cash balances and investment earnings, would be sufficient to sustain it business activities on a long-term basis. However, there can be no assurance that the financial impact of the generator repair can be spread over a number of years or that the favorable performance of the Scrubgrass Project will continue. See "Certain Factors That May Affect Future Results" below.

Certain Factors That May Affect Future Results

       The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

  Ownership of Single Operating Asset

       The Company owns a 22 year leasehold interest in the Scrubgrass Project, an approximate 83 Mw (net) waste-coal fired electric generating facility located in Pennsylvania, the lease for which commenced on June 30, 1994. Presently, all the Company's operating revenues are attributable to power generation from the Scrubgrass Project. Accordingly, the Company's operations are largely dependent upon the successful and continued operation of the Scrubgrass Project. In particular, if the Scrubgrass Project experiences unscheduled shutdowns of significant duration, the Company's results of operations will be materially adversely affected.

  Dependence Upon Key Employees

       The success of the Company is largely dependent upon a staff of four employees, including three executive officers. The loss of any of these employees could adversely effect the Company's operations.

  Third Party Project Management

       The Company has entered into a management services agreement with U.S. Gen to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with US Operating Services to operate the facility. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against the manager and operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse affect on the Company.

  Scheduled and Unscheduled Shutdowns

       The Scrubgrass Project from time to time experiences both scheduled and unscheduled shutdowns. Periodically, the Scrubgrass Project incurs scheduled shutdowns in order to perform maintenance procedures to equipment that cannot be performed while the equipment is operating. Occasionally, the Scrubgrass Project may also incur unscheduled shutdowns or may be required to operate at reduced capacity levels following the detection of equipment malfunctions, or following minimum generation orders received by the utility. During periods when the Scrubgrass Project is shutdown or operating at reduced capacity levels, the Company may incur losses due to the loss of its operating revenues and/or due to additional costs which may be required to complete any maintenance procedures. It is not possible for the Company to predict the frequency of future unscheduled shutdowns or to predict the extent of maintenance which may be required during shutdowns related to equipment maintenance. As previously discussed in this Item 7, the Scrubgrass Plant is scheduled to shut down in April 1997 for its annual plant outage. During this scheduled outage, the plant operator will be performing significant repairs to the generator. The Company's expected operating results could be affected if the duration of the outage or the maintenance expenses incurred during the outage exceed the Company's expectations.

  Legal Proceedings

       As discussed in Item 3 and Note N to the Company's consolidated financial statements, the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $1,187,500 and $221,318, respectively as of December 31, 1996. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

  Financial Results

       To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $7,282,306 as of December 31, 1996. In addition, except during 1996 when the Scrubgrass Project became profitable, the Company has incurred losses in recent years. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

       The Company is currently pursuing efforts towards either the development of the Milesburg Project or the negotiation of a buy-out of the Milesburg Project's power purchase agreement with West Penn Power Company. However, there can be no assurance that the Milesburg Project will be successfully developed, that the Company will receive a buy-out proposal, or that the Company will realize any value from the Milesburg Project. In the event the Company and its joint development partner, U.S. Gen, seek to continue development efforts, there can be no assurance that the Company will be able to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required for the successful completion of this project. To date, the Company's efforts to develop the Milesburg Project have been proceeding on schedule. However, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of the Milesburg Project, or cause the Company to abandon the Milesburg Project and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

  Project Financing

       The Milesburg Project, if successfully developed, will require substantial financing. Presently, the Company has discussed financing proposals with certain financing sources and believes the Milesburg Project could be financed. However, there can be no assurance that such financing can be successfully arranged. Any such financing is likely to be collateralized by the assets of the Milesburg Project, with repayment to be from the revenues attributable to the Milesburg Project. The Company may also be required to guarantee all or a portion of the project debt or may be required to give up significant equity interests in the Milesburg Project in order to arrange the financing.

  Potential Liability, Damages and Insurance

       The Company's power generation activities involve significant risks to the Company for environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. In the event a liability claim is made against the Company, or if there is an extended outage or equipment failure or damage at the Company's power plant for which it is inadequately insured or subject to a coverage exclusion, and the Company is unable to defend such claim successfully or obtain indemnification or warranty recoveries, there may be a material adverse effect on the Company.

  Circulating Fluidized Bed Technology

       The Company's Scrubgrass Project employs circulating fluidized bed technology to produce electricity. Certain aspects of this technology, as well as the conversion of waste products into electricity, are relatively new areas being explored by the alternative energy market in the last ten years. Accordingly, this technology carries greater risk than more established methods of power generation such as hydropower. As such, the long-term costs and implications of maintaining this technology have not been established by historical industry data.

  Customer Concentration

       The Company's power generation revenues are earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company. The Company expects that the concentration of its revenues with this customer will continue for the foreseeable future. Although, the Company's Milesburg Project is in the development stage and presents an opportunity in the future for the Company to expand its revenue sources and lessen its revenue concentration. However, there can be no assurance that the Milesburg Project will be successfully developed.

  Interest Rates

       The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, a $9.5 million variable rate term loan maturing in 2004 and $1.3 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan and a $2.5 million variable rate term loan maturing in 2004. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $20.8 million term loan and $1.3 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

  Fuel Quality

       The Company obtains coal tailings primarily from coal mining companies on a long-term basis because coal tailings are plentiful and generally create environmental hazards, such as acid drainage, when not disposed of properly. The coal tailings are burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the coal tailings are treated with other substances such as limestone to facilitate the breakdown of the coal tailings and the resulting power generation process. Depending on the quality of the coal tailings, the facility operator may need to add additional coal tailings or other substances to create the appropriate consistency of fuel for maximum power generation. Therefore, the cost of generating power is directly impacted by the quality of the coal tailings which supply the Scrubgrass power generation facility. The facility operator maintains certain controls over obtaining higher quality coal tailings. However certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the coal tailings. The Company cannot predict the extent to which poor fuel quality may impact its future operating results.

  Competition

       The Company generates electricity using alternative energy sources which is sold on a wholesale basis to utilities under contracted rates established in power purchase agreements. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional utilities who have excess capacity, energy traders and brokers, contractors, equipment suppliers and other independent power producers who have entered, or are attempting to enter the energy market. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives to providing electricity. Presently, the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass Project and Milesburg Project power purchase agreements switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Company's power purchase agreements create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

       The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are quality of development plans, ability (including financial ability) of the developer to complete the project and the price to be paid for the development opportunity. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market as development opportunities arise. However, the Company believes it has limited opportunities for additional project development in the United States for the foreseeable future.


  Regulation

       The Company's projects benefit from regulation under federal and state energy laws and regulations which require electric utilities to purchase energy produced by qualifying facilities. The Company also benefits from and must comply with certain regulations enacted pursuant to the Public Utility Regulatory Policies Act of 1978 ("PURPA") exempting certain qualifying facilities from certain provisions of the Federal Power Act of 1920, the Public Utility Holding Company Act of 1935, and, except under certain limited circumstances, state laws regulating the wholesale rates charged by electric utilities. The Company cannot predict the affect on its business if these laws or regulations are amended or repealed.

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

       The Commonwealth of Pennsylvania has recently passed legislation which significantly restructures the electric industry, primarily in the retail market, beginning in 1997. Presently, none of this recently passed legislation directly impacts the Company. However, the Company cannot predict whether its operating or development activities will be indirectly impacted by any such legislation in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 14 - Exhibits, Index to Financial Statements, and Reports on Form 8-K.


                         Index to Financial Statements

                                                                                                   Page
                                                                                                   ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
Independent Auditor's Report                                                                        F-1

Consolidated Balance Sheets as of  December 31, 1996 and 1995                                       F-2

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994          F-3

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996,
1995 and 1994                                                                                       F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994          F-5

Notes to Consolidated Financial Statements                                                          F-6


Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


             N/A



                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

       Information with respect to the directors of the Company may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 30, 1997. Such information is incorporated herein by reference.

       The executive officers of the Company are as follows:

      Name                            Age                   Position
      ----                            ---                   --------
Joseph E. Cresci                       54      Chairman and Chief Executive Officer

Donald A. Livingston                   54      President and Chief Operating Officer

William D. Linehan                     31      Treasurer, Secretary and Chief Financial Officer


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

       William D. Linehan has served as Treasurer, Secretary and Chief Financial Officer of the Company since March 29, 1996. Prior to his employment with the Company, Mr. Linehan was most recently employed since 1993 as manager in the audit and consulting practice of Moody, Cavanaugh and Company, where he specialized in providing audit, tax advisory and business consulting services to closely-held corporations. From 1991 to 1993, Mr. Linehan was the Controller of Technology Procurement, Inc. and later the Secretary and Treasurer of Computer Finance and Rental, Inc., a corporation formed in 1993 after a corporate reorganization of Technology Procurement, Inc., where he was responsible for managing the accounting and financial activities of these corporations, which both were distributors and lessors of computer equipment and related peripheral products. From 1987 to 1991, Mr. Linehan was employed in the middle market audit and consulting practice of KPMG Peat Marwick, where he advanced to the position of supervisor and specialized in providing audit and management advisory services to publicly-traded and privately-held growth companies. Mr. Linehan, who received a Bachelor of Science Degree in Accountancy from Bentley College in 1987, is a Certified Public Accountant in the Commonwealth of Massachusetts and a member of the American Institute of Certified Public Accountants.


Item 11.  EXECUTIVE COMPENSATION

       Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 30, 1997. Such information is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 30, 1997. Such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 30, 1997. Such information is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, INDEX TO FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

       The following documents are filed as part of this annual report:

       (a)1.  Consolidated Financial Statements


            ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                                                                                                    Page
                                                                                                    ----
Independent Auditor's Report                                                                         F-1
Consolidated Balance Sheets as of  December 31, 1996 and 1995                                        F-2
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994           F-3
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996,
1995 and 1994                                                                                        F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994           F-5
Notes to Consolidated Financial Statements                                                           F-6

       (a)2.  Financial Statement Schedules

       The Company is not required to file any financial statement schedules which are outlined in Article 5 of the Securities and Exchange Commission regulations.

       (a)3.  Exhibits

       The following Exhibits are included in this report:

       Exhibit                                                                                    Incorporation
       Number        Description                                                                    Reference
       ------        -----------                                                                    ---------
        3.01        Certificate of Incorporation, as amended.                                           A
        4.02        Bylaws of the Registrant, as amended.                                               AB
        10.01       Joint Development Agreement among Milesburg Energy, Inc., U.S. Gen and              AE
                    Environmental Power Corporation dated July 30, 1996 (a written request for confidential treatment of certain proprietary information in this agreement has been filed with the United States Securities and Exchange Commission)
        10.03       Cash Bonus Plan                                                                     A

10.12   Stock Purchase Agreement for 20,000 shares of common stock of Milesburg
        Energy, Inc., between Environmental Power Corporation and Neil W.
        Hedrick, Richard Mase and Sylvia B. Mase, dated April 30, 1987.

10.13   Non-resource Secured Note of Environmental Power Corporation to Neil W.
        Hedrick, Richard Mase and Sylvia B. Mase for $220,000, dated April 30,
        1987.

10.14   Non-resource Secured Note of Environmental Power Corporation to Neil W.
        Hedrick, Richard Mase and Sylvia B. Mase for $4,900,000, dated April 30,
        1987.

10.15 Note of Milesburg Energy, Inc., to Antrim Mining, Inc., for $41,000, dated April 30, 1987.

10.16   Note of Milesburg Energy, Inc., to Richard Mase and Sylvia B. Mase for
        $139,000, dated April 30, 1987.

10.17   Electric Energy Purchase Agreement between West Penn Power Company and
        Milesburg Energy, dated February 25, 1987.

10.18   Agreement for the Sale of Electric Energy from the Scrubgrass Generating
        Plant by and between Pennsylvania Electric Company and Scrubgrass Power
        Corporation dated August 7, 1987 which was assigned by Scrubgrass Power
        Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
        Corporation on June 17, 1994.

10.19   Supplemental Agreement for the Sale of Electric Energy from the
        Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass
        Power Corporation to Scrubgrass Generating Company, L.P. on December 15,
        1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard
        Power Corporation on June 17, 1994.

10.20   Second Supplemental Agreement for the Sale of Electric Energy from the
        Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating
        Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating
        Company, L.P. to Buzzard Power Corporation on June 17, 1994.

10.21   Third Supplemental Agreement for the Sale of Electric Energy from the
        Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating
        Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating
        Company, L.P. to Buzzard Power Corporation on June 17, 1994.

10.22   Amendment to the Third Supplemental Agreement for the Sale of Electric
        Energy from the Scrubgrass Generating Plant by and between Pennsylvania
        Electric Company and Scrubgrass Power Corporation dated November 27,
        1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass
        Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass
        Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.

10.23   Letter Agreement dated December 20, 1990 amending the Agreement for the
        Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power
        Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
        Corporation on June 17, 1994.

10.57   1990 Stock Plan with forms of Incentive Stock Option Agreement and Non-
        Qualified Stock Option Agreement.

10.60   Management Services Agreement by and between Scrubgrass Generating
        Company, L.P. and PG&E-Bechtel Generating Company dated December 15,
        1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating
        Company has assigned its rights to this agreement ultimately to U.S.
        Gen. Exhibit A to this agreement was omitted because it was previously filed as Exhibit 10.67.

10.61   Agreement for Operation and Maintenance of the Scrubgrass Cogeneration
        Plant between Scrubgrass Generating Company, L.P. and Bechtel Power
        Corporation dated December 21, 1990 which was assigned by Scrubgrass
        Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.
        Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company.

10.62 First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and U.S.
        Operating Services Company dated December 22, 1995.

10.67   Appendix I to the Amended and Restated Participation Agreement, dated as       AD
        of December 22, 1995, among Buzzard Power Corporation, Scrubgrass
        Generating Company, L.P., Environmental Power Corporation, Bankers Trust
        Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.

10.69   Transfer Agreement, dated as of December 19, 1991, between Environmental       V
        Power Corporation and Scrubgrass Generating Company, L.P.

10.70   Stock Pledge Agreement, dated December 19, 1991, between Environmental         V
        Power Corporation and Scrubgrass Generating Company, L.P

10.71   Amended and Restated Participation Agreement, dated as of December 22,         AD
        1995, among Buzzard Power Corporation, Scrubgrass Generating Company,
        L.P., Environmental Power Corporation, Bankers Trust Company and Credit
        Lyonnais.

10.73   Director Option Plan.                                                          AB

10.80   Amended and Restated Lease Agreement between Scrubgrass Generating
        Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard
        Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995. Schedules and similar attachments listed in the Lease have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

10.81 Purchase and Sale Agreement by and among NRG Sunnyside Inc. and B&W AC Sunnyside L.P. and Kaiser Systems, Inc., Kaiser Power of Sunnyside, Inc., Sunnyside Power Corporation and Environmental Power Corporation, dated December 31, 1994. Schedules and similar attachments of the Purchase and Sale Agreement have been omitted; the Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.82 Lease between Meadow Holdings Corporation and Environmental Power Corporation, dated February 20, 1996.

10.83 Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995. Schedules and similar attachments listed in this agreement have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

10.84 Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.

11      Computation of Earnings per Share

21      Subsidiaries of the Registrant

23.1    Consent of Deloitte & Touche LLP

99.01 Order of Pennsylvania Public Utility Commission in connection with Milesburg Energy, Inc., adopted September 21, 1989.

Incorporation References

A Previously filed as part of Registration Statement No. 33-9808 (the "Registration Statement"), filed with the Securities and Exchange Commission on October 28, 1986.

V Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1991.

AB Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1993.

AC Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1994.

AD Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1995.

AE Previously filed as part of the Company's Report on Form 10-Q for the period ended September 30, 1996.

(b)  Reports on Form 8-K

Not Applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                       ENVIRONMENTAL POWER CORPORATION

       April 14, 1997                        By /s/ Joseph E. Cresci
                                                -------------------------------
                                                    Joseph E. Cresci, Chairman
                                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.


       Signature              Title                          Date
/s/ Joseph E. Cresci          Chairman, Chief                April 14, 1997
--------------------------    Executive Officer,
    Joseph E. Cresci          & Director (Principal
                              Executive Officer)


/s/ Donald A. Livingston      President & Chief              April 14, 1997
--------------------------    Operating Officer
    Donald A. Livingston


/s/ William D. Linehan        Treasurer, Chief               April 14, 1997
--------------------------    Financial Officer
    William D. Linehan        & Secretary (Principal
                              Financial Officer)


/s/ Peter J. Blampied         Director                       April 14, 1997
--------------------------
    Peter J. Blampied

/s/ Edward E. Koehler         Director                       April 14, 1997
--------------------------
    Edward E. Koehler

/s/ Robert I. Weisberg        Director                       April 14, 1997
--------------------------
    Robert I. Weisberg

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
   Environmental Power Corporation


We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Environmental Power Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


New York, New York
March 19, 1997

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                  DECEMBER 31
                                                                                 -----------------------------------------
                                                                                        1996                    1995
                                                                                 -----------------       -----------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Note B)                                            $       1,178,524       $       1,011,822
  Restricted cash (Note B)                                                              1,864,899               1,250,338
  Receivable from utility                                                               5,892,879               6,536,506
  Notes receivable (Note A)                                                             2,973,629               1,673,091
  Receivable from sale of affiliate (Note A)                                              276,444                 276,444
  Other current assets (Note C)                                                         1,132,791               1,008,540
                                                                                 -----------------       -----------------
                         TOTAL CURRENT ASSETS                                          13,319,166              11,756,741

PROPERTY, PLANT AND EQUIPMENT, NET (Notes A, B, D and I)                                7,312,299               7,075,907

DEFERRED INCOME TAX ASSET (Notes B and J)                                               3,840,105               5,543,229

LEASE RIGHTS, NET (Notes A and B)                                                       2,906,523               3,055,526

NOTES RECEIVABLE (Note A)                                                                  85,190               1,868,409

ACCRUED POWER GENERATION REVENUE (Note B)                                              24,456,478              15,161,689

OTHER ASSETS (Notes A and E)                                                              583,383                 764,923
                                                                                 -----------------       -----------------
                                                                                $      52,503,144       $      45,226,424
                                                                                 =================       =================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses (Note F)                                $       6,283,775       $       6,338,160
  Other current liabilities (Note G)                                                    3,188,758               2,298,686
                                                                                 -----------------       -----------------
                          TOTAL CURRENT LIABILITIES                                     9,472,533               8,636,846

DEFERRED GAIN, NET (Note B)                                                             6,014,008               6,322,419

SECURED PROMISSORY NOTES PAYABLE
              AND OTHER BORROWINGS (Notes A and H)                                      8,346,580               8,543,767

ACCRUED LEASE EXPENSE (Note B)                                                         24,456,478              15,161,689

DEFERRED REVENUE (Notes A and B)                                                              --                3,064,965

MAINTENANCE RESERVE (Note B)                                                            1,533,829                 699,429
                                                                                 -----------------       -----------------
                  TOTAL LIABILITIES                                                    49,823,428              42,429,115

SHAREHOLDERS' EQUITY (Note K)
  Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
     issued at December 31, 1996 and December 31, 1995, respectively)                         --                      --
  Common Stock ($.01 par value; 20,000,000 shares authorized;
     12,195,423 shares and 12,145,423 shares issued at
     December 31, 1996 and December 31, 1995, respectively;
     11,076,783 shares and 11,547,323 shares outstanding at
     December 31, 1996 and December 31, 1995, respectively)                               121,954                 121,454
  Additional paid-in capital                                                           11,057,495              12,592,808
  Accumulated deficit                                                                  (7,282,306)             (8,847,585)
                                                                                 -----------------       -----------------
                                                                                        3,897,143               3,866,677

  Treasury stock (1,118,640 and 598,100 common shares, at cost, as of
     December 31, 1996 and December 31, 1995, respectively)                              (456,271)               (168,395)
  Notes receivable from officers                                                         (761,156)               (834,032)
  Unearned compensation                                                                       --                  (66,941)
                                                                                 -----------------       -----------------
                                                                                        2,679,716               2,797,309
                                                                                 -----------------       -----------------
                                                                                $      52,503,144       $      45,226,424
                                                                                 =================       =================

See notes to consolidated financial statements.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Year Ended December 31
                                                            -------------------------------------------------------------
                                                                    1996                 1995                   1994
                                                            -----------------    ------------------    ------------------
POWER GENERATION REVENUES                                   $      47,853,639    $       40,693,465    $       30,704,589
                                                            -----------------    ------------------    ------------------
COSTS AND EXPENSES:
     Operating expenses                                            18,190,037            16,975,186            16,122,617
     Lease expense  (Notes A, B and L)                             24,963,407            23,020,132            10,537,623
     General and administrative expenses                            3,061,931             3,668,066             2,998,325
     Depreciation and amortization                                    205,341               167,333             3,017,766
                                                            -----------------    ------------------    ------------------
                                                                   46,420,716            43,830,717            32,676,331
                                                            -----------------    ------------------    ------------------
OPERATING INCOME (LOSS)                                             1,432,923            (3,137,252)           (1,971,742)

OTHER INCOME (EXPENSE):
     Other income (Note A)                                            484,295             1,284,403             5,311,213
     Interest income                                                  498,975               468,626               695,142
     Interest expense (Note I)                                       (165,290)             (106,783)           (8,829,893)
     Amortization of deferred gain (Note B)                           308,411               308,411               154,205
     Warranty income (Note A)                                         900,000                  --                     --
     Gain on sale of affiliate/project (Note A)                           --                   --               3,945,494
     Minority interest (Note A)                                           --                   --               1,866,017
     Equity in net loss of affiliate                                      --                   --                 (84,712)
                                                            -----------------    ------------------    ------------------
                                                                    2,026,391             1,954,657             3,057,466
                                                            -----------------    ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                   3,459,314            (1,182,595)            1,085,724

INCOME TAX (EXPENSE) BENEFIT (Notes B and J)                       (1,894,035)              447,984              (415,894)
                                                            -----------------    ------------------    ------------------

NET INCOME (LOSS)                                           $       1,565,279    $         (734,611)   $          669,830
                                                            =================    ==================    ==================

PRIMARY AND FULLY DILUTIVE EARNINGS (LOSS) PER
COMMON SHARE (Note B)                                       $            0.14    $            (0.07)   $             0.06
                                                            =================    ==================    ==================

DIVIDENDS PAID                                              $       1,549,250    $          923,786    $              --
                                                            =================    ==================    ==================

DIVIDENDS PAID PER COMMON SHARE                             $            0.14    $             0.08    $              --
                                                            =================    ==================    ==================

See notes to consolidated financial statements.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                               Preferred     Common                           Unrealized
                                                Stock        Stock        Additional           Loss on
                                               ($.01 Par   ($.01 Par        Paid-in           Marketable           Unearned
                                                  Value)      Value)        Capital           Securities         Compensation
                                             -----------  ------------   --------------    -----------------    ----------------
BALANCE AT JANUARY 1, 1994                  $       187  $   106,822   $    13,963,993   $        (390,325)   $       (227,621)
    Net income
    Unrealized loss related to affiliate
         sold                                                                                      390,325
    Amortization of unearned
         compensation (Note K)                                                                                          80,340
                                             -----------  ------------   --------------    -----------------    ----------------
BALANCE AT DECEMBER 31, 1994                        187      106,822        13,963,993                   0            (147,281)
    Net loss
    Preferred stock retired                        (187)                      (890,673)
    Exercise of options                                        14,632          443,274
    Purchase of common shares
    Amortization of unearned
         compensation (Note K)                                                                                          80,340
    Dividends paid (Note K)                                                   (923,786)
                                             -----------  ------------   --------------    -----------------    ----------------

BALANCE AT DECEMBER 31, 1995                          0       121,454       12,592,808                   0             (66,941)
    Net income
    Exercise of options                                           500           13,937
    Purchase of common shares
    Amortization of unearned
         compensation (Note K)                                                                                          66,941
    Dividends paid (Note K)                                                 (1,549,250)
                                             -----------  ------------   --------------    -----------------    ----------------
BALANCE AT DECEMBER 31, 1996                $         0  $    121,954  $    11,057,495   $                0   $              0
                                             ===========  ============   ==============    =================    ================

                                                                                   Notes
                                                                                Receivable
                                                Accumulated       Treasury         From
                                                  Deficit          Stock         Officers
                                             --------------   -------------  ---------------
BALANCE AT JANUARY 1, 1994                  $   (8,782,804)  $   (965,860)  $    (401,876)
    Net income                                     669,830
    Unrealized loss related to affiliate
         sold
    Amortization of unearned
         compensation (Note K)
                                             --------------   -------------  ---------------
BALANCE AT DECEMBER 31, 1994                    (8,112,974)      (965,860)       (401,876)
    Net loss                                      (734,611)
    Preferred stock retired                                       890,860
    Exercise of options                                                          (432,156)
    Purchase of common shares                                     (93,395)
    Amortization of unearned
         compensation (Note K)
    Dividends paid (Note K)
                                             --------------   -------------  ---------------
BALANCE AT DECEMBER 31, 1995                    (8,847,585)      (168,395)       (834,032)
    Net income                                   1,565,279
    Exercise of options
    Purchase of common shares                                    (287,876)         72,876
    Amortization of unearned
         compensation (Note K)
    Dividends paid (Note K)
                                             --------------   -------------  ---------------
BALANCE AT DECEMBER 31, 1996                $   (7,282,306)  $   (456,271)  $    (761,156)
                                             ==============   =============  ===============

See notes to consolidated financial statements.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                 Year Ended December 31
                                                                           -------------------------------------------------------
                                                                                 1996                1995                1994
                                                                           --------------       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   1,565,279        $    (734,611)      $     669,830
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                              205,341              167,333           3,017,766
      Deferred income taxes                                                    1,703,124             (547,984)            415,894
      Amortization of deferred gain                                             (308,411)            (308,411)           (154,205)
      Amortization of unearned compensation                                       66,941               80,340              80,340
      Accrued power generation revenue                                        (9,294,789)          (9,850,365)         (5,311,324)
      Accrued lease expense                                                    9,294,789            9,850,365           5,311,324
      Other expense (income)                                                     100,000              (77,982)         (5,460,367)
      Minority interest                                                            ---                  ---            (1,866,017)
      Gain on sale of interest in affiliate                                        ---                  ---            (3,945,494)
      Equity in net loss of affiliate                                              ---                  ---                84,712
      Changes in operating assets and liabilities:
         Decrease (increase) in receivable from utility                          643,627           (1,166,408)         (4,393,710)
         Decrease (increase) in receivable from sale of affiliate                  ---              3,576,956          (3,853,400)
         Increase in notes receivable                                              ---                  ---              (701,272)
         (Increase) decrease in other current assets                            (124,251)             713,763          (2,074,902)
         (Decrease) increase in accounts payable and
            accrued expenses                                                     (54,385)             803,436           1,821,548
         (Decrease) increase in deferred revenue                              (3,064,965)             238,993           2,825,972
         Increase (decrease) in other current liabilities                        752,572           (1,187,668)          1,798,035
         Increase in maintenance reserve                                         834,400              449,429             250,000
                                                                           --------------       --------------      --------------
             Net cash provided by (used in) operating activities               2,319,272            2,007,186         (11,485,270)
                                                                           --------------       --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the collection of notes receivable                               482,681              312,500               ---
  Increase in restricted cash                                                   (614,561)               ---                 ---
  Decrease (increase) in other assets                                             45,869             (420,511)          1,000,078
  Property, plant and equipment expenditures                                    (257,059)             (66,449)           (165,741)
  Reduction in cash as a result of conversion to equity method
      of accounting for investment in affiliate                                    ---                  ---            (5,872,438)
  Conversion to equity method of accounting for investment in
      affiliate                                                                    ---                  ---             3,496,675
  Lease rights expenditures                                                        ---                  ---               415,974
                                                                           --------------       --------------      --------------
             Net cash used in investing activities                              (343,070)            (174,460)         (1,125,452)
                                                                           --------------       --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend payments                                                           (1,549,250)            (923,786)              ---
  Repayment of secured promissory notes payable and
      other borrowings                                                          (112,500)            (186,000)           (327,500)
  Purchase of treasury stock                                                    (287,876)             (93,395)              ---
  Proceeds from the collection of notes receivable from officers                  72,876                ---                 ---
  Proceeds from other borrowings                                                  52,813                ---                 ---
  Proceeds from the issuance of common stock                                      14,437               25,750               ---
  Proceeds from tax exempt borrowings and equity bridge loans                      ---                  ---             4,229,336
                                                                           --------------       --------------      --------------
             Net cash (used in) provided by financing activities              (1,809,500)          (1,177,431)          3,901,836
                                                                           --------------       --------------      --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 166,702              655,295          (8,708,886)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,011,822              356,527           9,065,413
                                                                           --------------       --------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   1,178,524        $   1,011,822       $     356,527
                                                                           ==============       ==============      ==============

See Note B for supplemental disclosure of noncash investing and financing activities.

See notes to consolidated financial statements.

NOTE A--BUSINESS AND ORGANIZATION

    Business: Environmental Power Corporation (individually "EPC" or consolidated "the Company") owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company had varying ownership interests (100% to approximately 40%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified Utility Companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. The Company has one additional project (the "Milesburg Project") in the development stage.

    Scrubgrass

         The Scrubgrass Project located on a 600 acre site in Venango County, Pennsylvania, is an approximately 83 Mw (net) waste coal-fired electric generating station (the "Facility") which has been constructed by Bechtel Power Corporation. The construction contract provided for a guaranteed net electrical output of 82.85 Mw. Final completion was achieved by the contractor in June 1994.

         On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises, Inc. and Bechtel Enterprises, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The Scrubgrass Project is managed by U.S. Gen, a joint venture of PG&E Enterprises and Bechtel Enterprises, Inc.

         Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates averaging approximately 4.68 cents/Kwh and escalates at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU, to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility reached commercial operation.

         The Facility is being operated by US Operating Services Company pursuant to a 15-year Operations and Maintenance Agreement ("O & M"). A budget for all operational expenses, including a fixed management fee, is approved annually. Failure to achieve approved annual budgets can result in operator liability and/or termination of the O & M.

         Buzzard, as assignee, entered into a Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone for an initial term of five years which, in December 1995, was extended through the year 2000 and which may be extended up to 15 additional years. The Scrubgrass Project also maintains an agreement with an initial term of 15 years for the transportation of fuel, ash and limestone with

Savage Industries, Inc. The costs established under this agreement will escalate at partially fixed and partially indexed rates.

         Buzzard's revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which include the Lessor's debt as described below), certain maintenance reserve payments and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

         Until December 22, 1995 the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing in 1999. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds ranging from 3.2% to 3.85%. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. In connection with the Lessor's debt restructuring, Buzzard also extended the term of $4 million of its own current liabilities through 2004.

         In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying consolidated statement of operations.

    Sunnyside

         The Sunnyside Project is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah which was constructed by Parsons Main, Inc., ("PMI"). The facility reached commercial operation on November 19, 1993. The Sunnyside Project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which the Company owned varying majority interests from 100% to approximately 70% until September 28, 1994 and thereafter an approximate 40% interest until December 31, 1994 at which time the Company sold its remaining interest in SCA.

         In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995 and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 was due on December 31, 1996 and the remaining principal of $1,750,000 is due on December 31, 1997. However, as more fully described in Note N, the purchasers of the Company's interest in SCA have entered into a legal proceeding with the Company. Pending the resolution of the legal proceeding, the purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. As of December 31, 1996, the purchasers have principal and interest payments in arrears of $1,187,500 and $221,318, respectively. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and 1996, respectively, and received $540,000 to settle a legal proceeding in 1996, which have all been included in other income in the accompanying consolidated statements of operations.

         In 1994, as a result of the sale of its interest in SCA, the Company recorded a gain on the sale of approximately $3.9 million and recognized other income for management services and interest income aggregating approximately $5.3 million which is included in other income on the accompanying consolidated statement of operations. The Company had previously earned these management fees and interest income from services and loans provided to SCA but such amounts had been eliminated in consolidation prior to the sale.

Milesburg

         On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) oil-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 and a subsidiary of the Company assumed pre-acquisition MEI liabilities totaling $180,000. The notes payable, pre-acquisition liabilities and other liabilities incurred subsequent to the purchase become payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. If this project is developed, the Company would replace this facility with a waste coal-fired electric generating facility.

         In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("WPPC") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from WPPC's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, WPPC requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered WPPC to execute a new power purchase agreement with MEI. The new power purchase agreement would include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order has been appealed by the same industrial intervenors and WPPC through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and WPPC pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995 and have not yet been finalized However, MEI recently lifted the stay and is proceeding to finalize the terms of the power purchase agreement.

         Despite ongoing efforts to reach buy-out arrangement with WPPC, the Company has continued to invest its financial resources to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms cannot be reached with WPPC. In July 1996, in furtherance of these objectives, the Company entered into a joint development agreement with U.S. Gen. U.S. Gen, a joint venture of PG&E Enterprises and Bechtel Enterprises, Inc., has considerable experience as one of America's largest independent power companies. In addition, the Company and U.S. Gen have a history of working together in the co-development and ongoing operation of the Scrubgrass Project which has now been operating profitably for more than a year. As a result of the joint development agreement, the Company has greater financial and technical resources available to pursue the development of the Milesburg Project. Since the signing of the joint development agreement, the Company and U.S. Gen have been pursuing various development activities and are continuing ongoing discussions with WPPC concerning a possible buy-out of the power purchase contract. The Company plans to continue efforts towards both the development of the Milesburg Project and the negotiation of a buy-out of the power purchase agreement until it becomes apparent which alternative will be in the best interest of the Company and its shareholders. In that regard, the Company's development efforts have increased in 1996. Under the terms of the joint development agreement, U.S. Gen has the responsibility to manage the development activities and finance a majority of the development period expenses prior to financial closing. Based on the progress made in recent development activities and buy-out negotiations, management believes that it is more likely than not that the Company will recover its net investment in the Milesburg Project. However, there can be no assurance that the Milesburg Project will be successfully developed, that the Company will receive a buy-out proposal, or that the Company will realize any value from the Milesburg Project.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In 1994, the Company used the equity method to account for its investment in SCA when the Company held less than a majority interest in SCA.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

         Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, notes receivable and receivable from utility. The Company's cash equivalents represent certificates of deposit issued from reputable financial institutions. Notes receivable represent amounts due from the acquirers of the Company's interest in the Sunnyside Project. The Company believes these acquirers are credit worthy entities which have the ability to pay the scheduled note obligations (See Note N regarding the Company's legal proceeding with the acquirers of the Sunnyside Project). Receivable from Utility represent amounts due from the Company's sole customer PENELEC, a public utility with a credit rating of A- by Standard & Poors, pursuant to the terms of the 22 year power purchase agreement.

         Restricted Cash: Restricted Cash includes all cash held by the disbursement agent for the Scrubgrass Project pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note A). The Company makes scheduled deposits to restricted cash accounts which are restricted primarily for approved capital expenditures and scheduled maintenance procedures.

         Property, Plant and Equipment: Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation of the Sunnyside power generating facility, which was sold on December 31, 1994, was computed using the straight-line method over a composite life of 35 years. Significant renewals and betterments that increase the useful lives of the assets are capitalized while maintenance and dispositions are recorded in current operations as incurred. Facility Under Development represents project acquisition costs and costs incurred during the development stage of the Milesburg Project. Costs include professional services, salaries and other costs that are directly related to the Milesburg Project. In addition, certain indirect costs are also allocated to the Milesburg Project. If and when the facility becomes operational, such costs will be amortized over the useful life of the project. Accumulated costs of development projects may be expensed in the year that it becomes probable, in management's opinion, that the costs will not be recovered. Depreciation for office equipment and furniture is computed using the straight-line method over five years. Leasehold improvements are amortized using the straight-line method over the asset's useful life or the remaining lease term, whichever period is less.


         Deferred Financing Costs: In 1995, the Company incurred $300,000 in connection with the restructuring of certain debt related to the Scrubgrass Project. Such costs are being amortized over nine years, the life of the debt

(See Note E). The Company amortized deferred financing costs related to the Sunnyside Project over the terms of the Sunnyside Project debt. From November 19, 1993 to September 28, 1994, the date through which SCA was consolidated into the Company's operations, the Company charged the amortization of such costs to operations. Accumulated amortization related to deferred financing costs was $35,670 and $0 at December 31, 1996 and 1995, respectively.

         Lease Rights: Lease Rights are recorded at cost and are being amortized over the 22 year lease term related to the Scrubgrass facility. Accumulated amortization related to the lease rights was $372,537 and $223,534 at December 31, 1996 and 1995, respectively.

         Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with generally accepted accounting principles, revenue has been recorded on the straight-line basis over the 22 year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $24,456,478 and $15,161,689 at December 31, 1996 and 1995, respectively, and represents that portion of revenue earned that has not yet been received.

         As discussed in Note A, the Company has entered into a long term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with generally accepted accounting principles, lease expense has been recorded on the straight-line basis over the 22 year lease term. Accrued lease expense was $24,456,478 and $15,161,689 at December 31, 1996 and 1995, respectively, and represents that portion of lease expense that has not yet been paid.

         Deferred Gain: The sale of the Scrubgrass Project by the Company on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the Scrubgrass Project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the Scrubgrass Project. In December, 1993 the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the balance sheet the gross assets and liabilities of the Scrubgrass Project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass Project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain at December 31, 1996 and 1995 was $771,027 and $462,616, respectively.

         Deferred Revenue: Deferred revenue represents amounts received for power generation from the Scrubgrass Project at rates in excess of forecasted rates as set forth in the power sales agreement which are being deferred until earned. As of December 31, 1995, the Company had deferred revenue of $3,064,965 which was all earned during 1996.

         Maintenance Reserve: The Company records the expense of major equipment overhauls related to the Scrubgrass Project on a straight-line basis using management's best estimate of future outlays. Amounts are charged to expense and are credited to the reserve in anticipation of future outlays for major overhauls.

         Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not. Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which the Company expects income tax benefits will be realized in future years.

         Earnings (Loss) Per Common Share: The Company computes its earnings
(loss) per common share by dividing net income (loss) for the period by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. For purposes of calculating primary earnings (loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of primary earnings (loss) per share was 11,265,853, 10,649,161 and 11,321,178 for the years ended December 31, 1996, 1995 and 1994, respectively. For purposes of calculating fully diluted earnings (loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the higher of the market price of the Company's common stock at the end of the period or the average price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of fully diluted earnings (loss) per share was 11,321,901, 10,649,161 and 11,321,178 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Long-Lived Assets: Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Pursuant to SFAS No. 121, the Company is required to evaluate the recoverability of the carrying value of its Long-Lived Assets based on considerations such as the underlying fair market value of the asset or the estimated future cash flows expected to result from the use of the asset and its eventual disposition. In situations where the Company estimates that it will not recover the carrying value of the Long-Lived Asset, the Company is required to recognize an impairment loss. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial position or results of operations.

         Stock Options: Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for its stock option transactions under the principles of Accounting Principles Board Opinion No. 25 and has disclosed in Note K of its consolidated financial statements the pro forma net income and per share amounts as if the Company had applied the provisions of SFAS No. 123.

         New Accounting Standard: In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities". SOP 96-1, which is effective for the Company's financial statements beginning in 1997, provides that environmental remediation liabilities should be accrued when the criteria for SFAS No. 5, "Accounting for Contingencies", are met. In the opinion of the Company's management, the adoption of SOP 96-1 will not have a material effect on the Company's consolidated financial position or results of operations.

         Reclassification: Certain amounts in 1995 and 1994 have been reclassified to conform with the current period presentation.

NOTE C -- OTHER CURRENT ASSETS

Other current assets consists of the following as of December 31, 1996 and 1995:


                                                                                1996              1995
                                                                          --------------     ----------------
       Interest receivable                                                     $237,926             $139,319
       Fuel inventory                                                           741,290              484,991
       Prepaid expenses                                                         150,469              380,138
       Deposits                                                                   1,675                4,092
       Other                                                                      1,431              -------
                                                                          --------------   ------------------
                                                                            $ 1,132,791          $ 1,008,540
                                                                          ==============   ==================

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 1996 and 1995:

                                                                                 1996               1995
                                                                          --------------     --------------
Power generating facilities:
       Facility under development - Milesburg                                $8,224,348           $7,981,987
       Less: Reserve for non-recovery of costs - Milesburg                    (940,144)            (940,144)
                                                                          --------------      ---------------
                                                                              7,284,204            7,041,843
                                                                          --------------      ---------------

Office:
       Equipment and furniture                                                  106,707               92,009
       Less: Accumulated depreciation                                          (78,612)             (57,945)
                                                                          --------------      ---------------
                                                                                 28,095               34,064
                                                                          ==============      ===============
                                                                             $7,312,299           $7,075,907
                                                                          ==============      ===============

         During 1996 and 1994, the Company capitalized salary costs and indirect costs aggregating $48,983 and $157,177, respectfully, for project development activities. The indirect costs were allocated to the project development activities based on overhead rates applied to direct salary costs incurred for such activities. There were no salary costs or indirect costs capitalized in 1995.

NOTE E -- OTHER ASSETS

Other assets consists of the following as of December 31, 1996 and 1995:

                                                                             1996                1995
                                                                         --------------       ------------
       Scrubgrass Project receivable                                         $  210,619          $  261,311
       Deferred financing costs - Note B                                        264,330             300,000
       Note receivable and accrued interest due from officer                    108,434             103,612
       Hamilton investment                                                    ---------             100,000
                                                                          --------------     ---------------
                                                                             $  583,383          $  764,923
                                                                          ==============     ===============

Scrubgrass Project receivables represent deposits in connection with fuel reserves under long term leases.

Hamilton investment represents a $250,000 investment in the preferred stock of Hamilton Technologies, Inc. ("Hamilton"), a privately held Massachusetts developer of computer aided software engineering (CASE) software. During each of 1994 and 1995, the Company made provisions of $75,000 to reserve against the continued decline in the value of this investment. During 1996, the Company made a provision of $100,000 to reserve against the remaining value of this investment.


NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 1996 and 1995:

                                             1996               1995
                                       --------------      --------------
   Accounts payable                      $3,356,239           $3,437,670
   Accrued expenses                       2,927,536            2,900,490
                                          ---------            ---------
                                         $6,283,775           $6,338,160
                                         ==========           ==========

     Accounts payable at December 31, 1996 and 1995 includes $2,613,968 and $2,505,085, respectively which are related to Scrubgrass Project operations.

     Accrued expenses at December 31, 1996 and 1995 includes $2,502,424 and $2,672,912, respectively which are related to Scrubgrass Project operations.

NOTE G -- OTHER CURRENT LIABILITIES

Other current liabilities consists of the following as of December 31, 1996 and 1995:

                                            1996                 1995
                                         ----------           ----------
   Scrubgrass working capital loan       $2,696,143           $1,628,143
   Sunnyside borrowings                     250,000                -----
   Scrubgrass note payable                    -----              300,000
   Other                                    242,615              370,543
                                         ----------           ----------
                                         $3,188,758           $2,298,686
                                         ==========           ==========

     The Scrubgrass note payable represents the current portion of an obligation related to the Scrubgrass Project (See Note H). The current portion of this obligation was paid in January 1996.

     The Sunnyside borrowings represent selling expenses in connection with the sale of the Sunnyside Project which are payable upon receipt of the principal proceeds from the notes receivable which become due December 31, 1997 (See Notes A and N).

     The Scrubgrass working capital loan represents outstanding borrowings under a Lessee Working Capital Loan Agreement with the Lessor whereby the Lessor has provided Buzzard with a $4 million line of credit for the ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement incur interest at the LIBOR rate plus 1.125% (ranging from 6.44% to 6.75% during 1996).

NOTE H -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

     Secured promissory notes payable and other borrowings consists of the following as of December 31, 1996 and 1995:



                                                1996              1995
                                              ---------        ------------
     Milesburg Project obligations           $5,858,767         $5,858,767
     Scrubgrass Project note payable          2,487,813          2,435,000
     Sunnyside Project obligations              -------            250,000
                                             ----------         ----------
                                             $8,346,580         $8,543,767
                                             ==========          ==========

     The Milesburg Project obligations are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. Milesburg Project obligations of $5,120,000 are collateralized by all of the common stock of MEI (See Note A).

     The Scrubgrass Project note payable represents the non-current portion of an obligation related to the Scrubgrass Project (See Note G). The scheduled aggregate annual repayments for the Scrubgrass Project note obligation are $77,677 in 1998, $77,677 in 1999, $72,708 in 2000, $398,587 in 2001 and
$1,861,164 thereafter.

     The Sunnyside Project obligations represent selling expenses in connection with the sale of the Sunnyside Project which are payable upon receipt of the principal proceeds from the notes receivable which become due December 31, 1997 (See Notes A and N). The obligations were reclassified to other current liabilities in 1996.


NOTE I -- INTEREST CAPITALIZED

Interest costs consists of the following for the years ended December 31, 1996, 1995, and 1994:




                                                                          1996               1995                1994
                                                                    -----------------    -------------     -----------------
       Total interest costs incurred                                    $  176,795          $  119,696           $8,850,266
       Amounts included in operations                                      165,290             106,783            8,829,893
                                                                     --------------     --------------    -----------------
       Amounts capitalized in development and construction
       of projects                                                      $   11,505          $   12,913           $   20,373
                                                                    ==============    ================     ================

     Total interest paid during the years ended December 31, 1996, 1995 and 1994 amounted to $148,052, $111,913 and $11,109,122, respectively.

     Interest costs incurred for each period presented do not include debt service related to the Scrubgrass Project which is included in lease expense.

NOTE J -- INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended December 31, 1996, 1995 and 1994:



                                                                            1996                1995              1994
                                                                      ----------------    -------------    -----------------
Current:
       Federal                                                           $     22,229      $    100,000            --
       State                                                                  168,682           --                 --
                                                                        --------------    ---------------    ---------------
                    Total current tax expense                                 190,911          100,000             --
                                                                        --------------    ---------------    ---------------
Deferred:
       Federal                                                                879,370         (477,175)       $    350,227
       State                                                                  823,754          (70,809)             65,667
                                                                        --------------    ---------------    ---------------
                    Total deferred tax expense (benefit)                    1,703,124         (547,984)            415,894
                                                                        --------------    ---------------    --------------
                                                                         $  1,894,035     $   (447,984)       $   415,894
                                                                        ==============    ===============    ==============

     In 1996, the Company's deferred state income tax expense includes a charge of $205,382 related to state net operating loss carryforwards which have expired. In addition, the Company estimates that it may not realize all of the recorded tax benefits of its state net operating loss carryforwards and accordingly, has provided a valuation allowance in the amount of $299,745 in its 1996 provision for deferred state income taxes.

     The components of the net deferred income tax asset as of December 31, 1996 and 1995 are as follows:



                                                                                          1996               1995
                                                                                       -----------        -----------
Deferred tax assets:
      Accrued lease expense                                                          $ 9,927,716       $  5,757,502
      Accrued expenses                                                                   763,836            322,572
      Deferred tax effect of the sale of the Scrubgrass Project for which
         the gain was deferred for financial reporting purposes                        1,200,111            918,578
      Federal and state net operating loss carryforwards                               2,800,565          3,748,800
      Federal alternative minimum tax credit carryforwards                               131,394            137,390
      Deferred compensation                                                               ---                70,548
      Reserve for non-recovery of certain project costs not currently
         deductible for income tax purposes                                              433,794            435,908
      Deferred revenue                                                                    ---             1,164,591
                                                                                    -------------    ---------------
                                                                                      15,257,416         12,555,889
                                                                                    -------------    ---------------
Deferred tax liabilities:
      Accrued power generation revenue                                                 9,927,716          5,757,502
      Installment sale-Sunnyside                                                       1,198,801          1,255,158
      Other                                                                               92,962            ---
                                                                                    -------------    ---------------
                                                                                      11,219,479          7,012,660
                                                                                    -------------    ---------------
      Deferred income tax asset-net                                                    4,037,937          5,543,229
Valuation allowance, net of federal benefit                                             (197,832)           ---
                                                                                    =============    ===============
                                                                                     $ 3,840,105       $  5,543,229
                                                                                    =============    ===============

     A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the income (loss) before income taxes, for the years ended December 31, 1996, 1995 and 1994 is as follows:




                                                                          1996               1995                1994
                                                                    -----------------    -------------     -----------------
       Federal tax expense (benefit) at 34%                               $1,176,167         $(402,082)            $368,880
       State tax expense (benefit), net of federal tax                       655,008           (46,734)              43,340
       Deferred compensation                                                  60,471            --                  --
       Nondeductible portion of  meals and entertainment                       1,873               832               3,674
       Other                                                                     516            --                  --
                                                                        =============    ===============    ================
                                                                          $1,894,035         $(447,984)            $415,894
                                                                        =============    ===============    ================

     The Company's net operating loss carryforwards of $7,616,260 expire between 2003 and 2008. The Company's alternative minimum tax credit carryforwards of $131,394 do not expire and can be credited against future regular taxes to the extent they exceed alternative minimum taxes. Of the Company's two major development projects, the Sunnyside Project was sold on December 31, 1994, and the Scrubgrass Project became fully operational on June 30, 1994, at which time the Company commenced leasing the Scrubgrass Project (See Note A). Management believes that it is more likely than not that future income resulting from the operations of the Scrubgrass Project will be sufficient to realize the recorded tax benefits resulting from the Company's net operating loss carryforwards and reversing temporary differences. Alternatively, management believes that the Company could implement tax planning strategies including the sale or disposition of its lease rights to the Scrubgrass Project to generate sufficient income to realize the recorded tax benefits. For these reasons, except for the valuation allowance against the recorded tax benefits of certain state net operating carryforwards in the amount of $299,745, the Company has not recorded a valuation allowance against its deferred tax asset balances as of December 31, 1996 and 1995.

NOTE K -- SHAREHOLDERS' EQUITY

   Stock Options

     The Company has reserved 175,000 shares of common stock for issuance upon exercise of stock options which are outstanding under the Company's 1986 and 1990 Stock Plans, 500,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the Company's 1993 Director Plan, and 80,000 shares of common stock for the issuance of stock options granted outside of such plans. The options granted under these plans were intended to constitute incentive stock options under the Internal Revenue Code of 1986 or non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). All options are fully vested at the date of grant and expire on the 10th anniversary of the date of grant. As of December 31, 1996, the Company has options for 405,000 shares available for grant under the 1993 Director Plan and no shares available for grant under either of the 1986 or 1990 Stock Plans.

     Stock option transactions during 1996, 1995 and 1994 are summarized as follows:



                                                                                         Options Outstanding
                                                                                   ---------------------------------
                                                                                      Shares             Price
                                                                                   --------------    ---------------
       Balance at January 1, 1994                                                      1,963,244       $.125 - .625
       Options granted                                                                    60,000              .5625
                                                                                   --------------    ---------------

       Balance at December 31, 1994                                                    2,023,244        .125 - .625
       Options granted                                                                    30,000        .25 - .4375
       Options canceled                                                                 (250,000)             .5625
       Options exercised                                                              (1,463,244)       .125 - .625
                                                                                   --------------    ---------------
       Balance at December 31, 1995                                                      340,000        .14 - .5625
       Options granted                                                                    60,000         .6875-1.00
       Options exercised                                                                 (50,000)       .14 - .4375
                                                                                   --------------    ---------------
       Balance at December 31, 1996                                                      350,000         .25 - 1.00
                                                                                   ==============    ===============

The following table summarizes information about the Company's options outstanding as of December 31, 1996:



                                      Outstanding      Weighted-Average
                      Exercise           and              Remaining
                       Price         Exerciseable      Contractual Life
                    -----------------------------------------------------
                    $     .2500             20,000        8.46 years
                          .4375            185,000        5.18 years
                          .5625             75,000        7.13 years
                          .6250             10,000        7.42 years
                          .6875             30,000        9.33 years
                          .8125             10,000        9.42 years
                          .9375             10,000        9.50 years
                         1.0000             10,000        9.42 years
                    -----------------------------------------------------

                    $     .5214            350,000        6.57 years
                    =====================================================

     Under the provisions of Accounting Principles Board Opinion ("APB") No.
25, the Company does not recognize compensation expense for stock option awards since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). However, pursuant to the provisions of SFAS No. 123, the Company is required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 1996 and 1995, the Company would have incurred proforma net income of $1,549,676 and proforma net earnings per share of $.14 in 1996, and proforma net loss of $737,994 and proforma net loss per share of $.07 in 1995.

     The estimated fair market values of the Company's options granted during 1996 and 1995 were $.43 per share and $.18 per share, respectively. The fair market values were calculated using the Binomial Option Pricing Model assuming a dividend yield of 12%, an expected volatility of 104.65%, a risk free interest rate of 5.99% and an expected useful life of 5 years.

   Other Equity Transactions

     During 1993 the Company issued 594,356 shares of restricted common stock to executive officers. The shares were subject to a three year vesting period based upon continued employment through November, 1996. The Company incurred unearned compensation for the market value of the restricted common stock when the shares were issued and amortized the unearned compensation ratably over the restricted period. During 1996, 1995 and 1994, the Company amortized unearned compensation of $66,941, $80,340 and $80,340, respectively, in the statement of operations.

     The Company has notes receivable from officers for shares purchased in connection with the Company's 1990 Stock Plan which amounted to $761,156 and $834,032 at December 31, 1996 and 1995, respectively, and which are classified as a reduction of shareholders' equity. The notes are payable upon demand and bear interest at a floating rate which is payable monthly.

     In March 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock.

     Pursuant to an agreement with Drexel Burnham Lambert Incorporated ("Drexel") dated January 26, 1990 the Company issued to Drexel 18,740 shares of non-voting Series A Convertible Preferred Stock, $.01 par value per share (the Preferred Stock). The Preferred Stock was convertible into common stock at a ratio of 1:181 and had a liquidation value of $1,874,000. Dividends on the Preferred Stock accrued at a rate of 14% per annum (total of $1,030,812 at December 31, 1993) and were payable either in cash out of funds legally available therefore or, at the option of the Company, in additional shares of Preferred Stock. On January 24, 1994, the Company entered into an agreement with Drexel's successor, The DBL Liquidating Trust ("The Trust"), under which the Company acquired the Preferred Stock. Under the terms of the agreement the Company acquired the Trust's rights to all of its Preferred Stock. In addition, the Company was not required to pay dividends accrued on such Preferred Stock. The agreement also provided that the Company pay the Trust an aggregate of $1,850,000 over 30 monthly installments beginning January 1994. During 1994, the Company made monthly installments aggregating $300,000. On December 31, 1994, the parties agreed to settle the remaining outstanding obligation for $1,475,000 which was paid on January 5, 1995 and at which time the Preferred Stock was retired.

     In December 1995, the Company declared and paid a dividend of 8 cents per share. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. Beginning during 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid quarterly dividends of 3 cents per share and a special year end dividend of 2 cents per share resulting in aggregate dividends of 14 cents per share during 1996.


NOTE L -- COMMITMENTS

   Corporate

     The Company is obligated to make payments under various operating leases for office space and automotive vehicles. The Company is also obligated under leases or other agreements relating to the Scrubgrass Project (see Note A).

     Future minimum payments due under non-cancelable leases in effect at December 31, 1996, are as follows:


            1997                                      $ 30,302
            1998                                        21,848
            1999                                         1,500
                                                   -----------
            Total                                     $ 53,650
                                                   ===========

Rent expense totaled $44,868, $70,722 and $56,397 in 1996, 1995 and 1994, respectively.


   Scrubgrass Project

     Pursuant to the lease agreement for the Scrubgrass Project the Company is obligated to make estimated minimum lease payments at December 31, 1996, over the remaining 19.5 year base term of the lease as follows:


            1997                              $  12,421,000
            1998                                 13,269,000
            1999                                 13,531,000
            2000                                 14,265,000
            2001                                 13,687,000
            Thereafter                          373,322,000
                                            ---------------
            Total                             $ 440,495,000
                                            ===============

Lease expense in 1996, 1995 and 1994 was $24,963,407, $23,020,132 and
$10,537,623, respectively.

In addition, the Company has been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

Future minimum payments due under these noncancelable obligations at December 31, 1996 are as follows (See Notes A and F):


            1997                              $    679,000
            1998                                   706,000
            1999                                   734,000
            2000                                   763,000
            2001                                   794,000
            Thereafter                           1,303,000
                                            --------------
            Total                             $  4,979,000
                                            ==============


NOTE M -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following tables summarize the carrying amount and estimated fair value of financial instruments as of December 31, 1996 and 1995:




                                                                                          December 31, 1996
                                                                                   ---------------------------------
                                                                                     Carrying          Estimated
                                                                                      Amount           Fair Value
                                                                                   --------------    ---------------
Assets:
     Cash and cash equivalents                                                      $  1,178,524       $  1,178,524
     Other current assets                                                             12,140,642         12,140,642
     Notes receivable                                                                     85,190             85,190
     Other assets                                                                     25,039,861         25,039,861
Liabilities:
     Accounts payable and accrued expenses                                             6,283,775          6,283,775
     Other current liabilities                                                         3,188,758          3,188,758
Long-term debt:
     Secured promissory notes payable and other borrowings                             8,346,580          8,346,580
     Other liabilities                                                                24,456,478         24,456,478

                                                                                           December 31, 1995
                                                                                   ----------------------------------
                                                                                     Carrying           Estimated
                                                                                      Amount           Fair Value
                                                                                   --------------    ----------------
Assets:
     Cash and cash equivalents                                                       $ 1,011,822        $ 1,011,822
     Other current assets                                                             10,744,919         10,744,919
     Notes receivable                                                                  1,868,409          1,868,409
     Other assets                                                                     15,926,612         15,826,612
Liabilities:
     Accounts payable and accrued expenses                                             6,338,160          6,338,160
     Other current liabilities                                                         2,298,686          2,298,686
Long-term debt:
     Secured promissory notes payable and other borrowings                             8,543,767          8,543,767
     Other liabilities                                                                15,161,689         15,161,689


NOTE N -- LEGAL PROCEEDINGS

     On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in Note N "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $221,318, respectively at December 31, 1996. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.


NOTE O -- FOURTH QUARTER OPERATING RESULTS

     During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believes the Scrubgrass facility's generator exhibits certain conditions which indicate that a similar failure might occur at some time in the future. In light of these test results, the generator manufacturer has recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which is scheduled to begin in April 1997. While the extent of damage to the generator will not be known until the generator is disassembled and inspected during the 1997 annual plant outage, based on the generator test results, the generator manufacturer has advised the Company that the complete rewind currently appears to be the best course of action to repair the anticipated damage, and to ensure the operation of the generator on a long-term basis. As a result of the recommended generator repair, the Company currently estimates it would incur an additional expense of approximately $660,000 to perform the rewind and would expect to lose net revenues which average approximately $80,000 per day for each additional day the facility is inoperative during the scheduled outage. Presently, the manufacturer of the generator has indicated that the rewind is expected to take no longer than 44 days, which would necessitate that the Scrubgrass plant be shutdown for 35 days longer than the original shutdown planned by the facility operator. The impact of the repair and extended shutdown on the Company's operating results and/or cash flows could be mitigated by a shortening of the repair period, recovery from the generator manufacturer, proceeds from insurance coverage, and/or modifications to the Scrubgrass Project's financing. Shortly before issuing its consolidated financial statements, the Company received an offer from the generator manufacturer to finance the cost of the recommended rewind in six equal installments of $110,000, without interest, over a five year period. As of

December 31, 1996, the Company recorded the present value of the future installments to finance the rewind, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to $564,000. The Company has included the current installment of $110,000 in its accounts payable and accrued expenses and the present value of the long-term installments of $454,000 in its maintenance reserve in the accompanying balance sheet as of December 31, 1996.