Form 10-Q
period 1997-03-31
ENVIRONMENTAL POWER CORP
filed 1997-05-14
CIK 805012

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                  --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

     Commission file number              0-15472
                           _______________________________________

                        Environmental Power Corporation
                        -------------------------------
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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]   No [_]

                 Number of shares of Common Stock outstanding
                      at May 9, 1997  -   11,076,783 shares

                     The Exhibit Index appears on Page 19.

                         Total number of pages is 20.

________________________________________________________________________________
________________________________________________________________________________

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------

     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of March 31, 1997
     (unaudited) and December 31, 1996 .......................................................     2

     Condensed Consolidated Statements of Operations (unaudited) for the
     Three Months Ended  March 31, 1997 and March 31, 1996 ...................................     3

     Condensed Consolidated Statements of Cash Flows (unaudited) for the
     Three Months Ended March 31, 1997 and March 31, 1996 ....................................     4

     Notes to Condensed Consolidated Financial Statements ....................................    5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...............................................................    7-18

PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings ...........................................................     19

     Item 6.     Exhibits and Reports on Form 8-K ............................................     19

     Signatures  .............................................................................     20



                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
ENVIRONMENTAL POWER CORPORATION AND
 SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              MARCH 31       DECEMBER 31
                                                1997             1996
                                            ------------   -------------
ASSETS                                       (UNAUDITED)

CURRENT ASSETS:
 Cash and cash equivalents                $     776,682   $    1,178,524
 Restricted cash                              2,365,546        1,864,899
 Receivable from utility                      5,658,297        5,892,879
 Notes receivable                             2,974,357        2,973,629
 Receivable from sale of affiliate              276,444          276,444
 Other current assets                           961,654        1,132,791
                                           ------------    -------------
         TOTAL CURRENT ASSETS                13,012,980       13,319,166

PROPERTY, PLANT AND EQUIPMENT, NET            7,568,074        7,312,299

DEFERRED INCOME TAX ASSET                     3,624,105        3,840,105

LEASE RIGHTS, NET                             2,869,272        2,906,523

NOTES RECEIVABLE                                 75,698           85,190

ACCRUED POWER GENERATION REVENUES            26,684,935       24,456,478

OTHER ASSETS                                    579,542          583,383
                                           ------------    -------------
                                          $  54,414,606   $   52,503,144
                                           ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses    $   5,467,321   $    6,283,775
 Other current liabilities                    3,596,363        3,188,758
                                           ------------    -------------
         TOTAL CURRENT LIABILITIES            9,063,684        9,472,533

DEFERRED GAIN, NET                            5,936,906        6,014,008

SECURED PROMISSORY NOTES PAYABLE
 AND OTHER BORROWINGS                         8,346,580        8,346,580

ACCRUED LEASE EXPENSES                       26,684,935       24,456,478

MAINTENANCE RESERVE                           1,723,659        1,533,829
                                           ------------    -------------
         TOTAL LIABILITIES                   51,755,764       49,823,428

SHAREHOLDERS' EQUITY
 Preferred Stock ($.01 par value;
  1,000,000 shares authorized; no shares
  issued at March 31, 1997 and December              --               --
  31, 1996, respectively)
 Common Stock ($.01 par value;
  20,000,000 shares authorized;
  12,195,423 shares issued at March 31,
  1997 and December 31, 1996,
  respectively; 11,076,783 shares
  outstanding at March 31, 1997 and
  December 31, 1996, respectively)              121,954          121,954
 Additional paid-in capital                  10,725,191       11,057,495
 Accumulated deficit                         (6,970,876)      (7,282,306)
                                           ------------    -------------
                                              3,876,269        3,897,143

 Treasury stock (1,118,640 common
  shares, at cost, as of
  March 31, 1997 and December 31, 1996,        (456,271)        (456,271)
  respectively)
 Notes receivable from officers                (761,156)        (761,156)
                                           ------------    -------------
         TOTAL SHAREHOLDERS' EQUITY           2,658,842        2,679,716
                                           ------------    -------------
                                           $ 54,414,606    $  52,503,144
                                           ============    =============

See notes to condensed consolidated financial statements.




ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31
                                                          -------------------------------------------
                                                                1997                        1996
                                                          ------------                  -------------

POWER GENERATION REVENUES                                 $  11,273,300                 $  10,765,515
                                                          -------------                 -------------
COSTS AND EXPENSES:
     Operating expenses                                       4,396,726                     4,279,593
     Lease expenses                                           5,706,274                     5,127,619
     General and administrative expenses                        691,839                       982,977
     Depreciation and amortization                               49,802                        41,870
                                                          -------------                 -------------
                                                             10,844,641                    10,432,059
                                                          -------------                 -------------
OPERATING INCOME                                                428,659                       333,456

OTHER INCOME (EXPENSE):
     Other income                                                   ---                        42,080
     Interest income                                            118,145                        93,898
     Interest expense                                           (86,476)                      (79,320)
     Amortization of deferred gain                               77,102                        77,103
     Warranty income                                                ---                       900,000
                                                          -------------                 -------------
                                                                108,771                     1,033,761
                                                          -------------                 -------------
INCOME BEFORE INCOME TAXES                                      537,430                     1,367,217

INCOME TAX EXPENSE                                             (226,000)                     (575,000)
                                                          -------------                 -------------
NET INCOME                                                $     311,430                 $     792,217
                                                          =============                 =============
PRIMARY AND FULLY-DILUTED EARNINGS PER
    COMMON SHARE                                          $        0.03                 $        0.07
                                                          =============                 =============
DIVIDENDS PAID                                            $     332,304                 $     330,805
                                                          =============                 =============
DIVIDENDS PAID PER COMMON SHARE                           $        0.03                 $        0.03
                                                          =============                 =============

See notes to condensed consolidated financial statements.


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                THREE MONTHS ENDED MARCH 31
                                                          ---------------------------------------
                                                                1997                    1996
                                                          ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $     311,430           $       792,217
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                          49,802                    41,870
          Deferred income taxes                                 216,000                   560,000
          Amortization of deferred gain                         (77,102)                  (77,103)
          Amortization of unearned compensation                     ---                    20,085
          Accrued power generation revenues                  (2,228,457)                 (726,235)
          Accrued lease expenses                              2,228,457                   726,235
          Changes in operating assets and liabilities:
               Increase in restricted cash                          ---                  (900,000)
               Decrease in receivable from utility              234,582                   580,730
               Decrease in other current assets                 171,137                   131,312
               Decrease in accounts payable and accrued
                  expenses                                     (816,454)                 (542,987)
               Decrease in deferred revenue                         ---                  (830,471)
               Increase in other current liabilities            407,605                   367,751
               Increase in maintenance reserve                  189,830                   112,350
                                                          -------------           ---------------
                     Net cash provided by operating
                       activities                               686,830                   255,754
                                                          -------------           ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable              8,764                   457,413
    Increase in restricted cash                                (500,647)                 (156,592)
    (Increase) decrease in other assets                          (5,069)                   35,897
    Property, plant and equipment expenditures                 (259,416)                   (5,975)
                                                          -------------           ---------------
                     Net cash (used in) provided by
                       investing activities                    (756,368)                  330,743
                                                          -------------           ---------------
CASH FLOWS FROM FINANCING  ACTIVITIES:
    Dividend payments                                          (332,304)                 (330,805)
    Repayment of secured promissory notes payable and
       other borrowings                                             ---                   (46,500)
    Purchase of treasury stock                                      ---                  (232,876)
    Proceeds from the collection of notes receivable
     from officers                                                  ---                    72,876
    Proceeds from other borrowings                                  ---                    52,813
                                                          -------------           ---------------
                     Net cash used in financing
                       activities                              (332,304)                 (484,492)
                                                          -------------           ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (401,842)                  102,005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,178,524                 1,011,822
                                                          -------------           ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     776,682           $     1,113,827
                                                          =============           ===============

See notes to condensed consolidated financial statements.


ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- PROVISION FOR INCOME TAXES
------------------------------------

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

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with Accounting Principles Board Opinion No.
15. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation. For purposes of calculating primary earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of primary earnings per share was 11,220,991 and 11,551,979 for the three months ended March 31, 1997 and 1996, respectively. For purposes of calculating fully diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the higher of the market price of the Company's common stock at the end of the period or the average price of

-----------------------------------------------

the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of fully diluted earnings per share was 11,220,991 and 11,551,979 for the three months ended March 31, 1997 and 1996, respectively.

NOTE D -- NEW ACCOUNTING STANDARD
---------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The Statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. For the first quarter of 1997 and 1996, respectively, the proforma basic and diluted earnings per share amounts would not have been materially different from the earnings per share amounts shown for the periods presented in the accompanying condensed consolidated statements of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY
-----------------------

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. The Company has one additional project (the "Milesburg Project") in the development stage, but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three months ended March 31, 1997 ("1997") with its results of operations for the three months ended March 31, 1996 ("1996") and discusses any material changes in the Company's financial condition since its Annual Report on Form 10-K for the year ended December 31, 1996.

CAUTIONARY STATEMENT
--------------------

       This Quarterly Report on Form 10Q contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS
---------------------

     Power generation revenues for the three months ended March 31, 1997 amounted to $11,273,300 as compared to $10,765,515 for the three months ended March 31, 1996. The overall increase in power generation revenues during 1997 is primarily attributable to an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $2,228,457 for the three months ended March 31, 1997 as compared to $726,235 for the three months ended March 31, 1996. Without consideration of the straight-line accounting treatment of certain revenues under the power purchase agreement, the Company's power generation revenues during 1997 decreased by comparison to 1996 primarily for two reasons. First, the Scrubgrass plant operated at 90.6% of its capacity during the three months ended March 31, 1997 as compared to 93.6% of its capacity during the three months ended March 31, 1996 largely due to an extended outage of approximately 6 days in February 1997 to consider issues related to the generator. Second, the Company recognized certain revenues of $830,470 during the three months ended March 31, 1996 which were previously deferred under the Scrubgrass power purchase agreement. All power generation revenues earned by the Company in 1997 and 1996 related to the Scrubgrass Project.

     Operating expenses for the three months ended March 31, 1997 amounted to $4,396,726 as compared to $4,279,593 for the three months ended March 31, 1996. The overall increase in 1997 is primarily attributable to higher fuel costs because of instances of poor fuel quality during the winter months which occurred more frequently in 1997 when compared to 1996. However, the impact of the higher fuel costs was mitigated by lower operator fees in 1997 since the Company is not presently expecting to pay 1997 bonuses to the operator because of the anticipated financial impact of the extended spring shutdown.

     Lease expense for the three months ended March 31, 1997 amounted to $5,706,274 as compared to $5,127,619 for the three months ended March 31, 1996. The overall increase in lease expense during 1997 is primarily attributable to an increase in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $2,228,457 for the three months ended March 31, 1997 as compared to $726,235 for the three months ended March 31, 1996. Without consideration of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease, the Company's lease expense during 1997 decreased by comparison to lease expense for the three months ended March 31, 1996 primarily for two reasons. First, lower interest rates incurred in 1997 reduced the lessor's loan costs that were passed through to the Company in its facility lease expenses. Second, as a result of lower net profits earned by the Scrubgrass Project during 1997, the Company's equity rent to the lessor was reduced. However, the overall reduction in lease expense was offset in part by higher principal payments in 1997 on the lessor's senior debt which were passed through to the Company in its facility lease expenses.

     General and administrative expenses for the three months ended March 31, 1997 amounted to $691,839 as compared to $982,977 for the three months ended March 31, 1996. The overall decrease in general and administrative expenses during 1997 is primarily due to the Company's efforts to reduce its corporate overhead expenses. The Company's major steps to reduce its corporate overhead included a consolidation of its Vermont and New Hampshire offices into one office in New Hampshire (completed by May 1996), a reduction in its executive officer compensation and a reduction in its employee headcount by an equivalent of two full-time employees. The Company continues to incur substantial management and professional fees to negotiate certain contractual matters and defend its position in certain legal matters. Accordingly, the full effect of the Company's efforts to reduce its corporate overhead expenses still has not yet been shown in its recent operating results.

     Warranty income for the three months ended March 31, 1996 amounted to $900,000 and resulted from a settlement with an engineering and construction contractor for the Scrubgrass plant which was received in March 1996.

          Income tax expense for the three months ended March 31, 1997 amounted to $226,000 as compared to income tax expense of $575,000 for the three months ended March 31, 1996. The decrease in income tax expense during 1997 resulted primarily from lower earnings during the three months ended March 31, 1997.

     Net income for the three months ended March 31, 1997 amounted to $311,430 as compared to net income of $792,217 for the three months ended March 31, 1996. The overall decrease in 1997 is largely attributable to the absence in 1997 of certain revenues of $830,470 which were previously deferred under the Scrubgrass power purchase agreement, the absence in 1997 of warranty income amounting to $900,000, the lower revenue capacity achieved in 1997 and higher fuel costs.
The overall decrease was offset in part by the lower general and administrative expenses, operator fees and lease expenses. The changes in the components of net income were discussed more fully in the previous narrative under "Results of Operations".

  Outlook for the Remainder of 1997

   During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believes the Scrubgrass facility's generator exhibits certain conditions which indicate that a similar failure might occur at some time in the future. In light of these test results, the generator manufacturer has recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which began on April 11, 1997 and has not yet been finalized. As a result of the recommended generator repair, the Company currently estimates it would incur an additional expense of approximately $660,000 to perform the rewind procedure, $564,000 of which was recorded in 1996, and would expect to lose net revenues which average approximately $80,000 per day for each additional day the facility is inoperative during the scheduled outage. Originally, the manufacturer of the generator had indicated that the rewind would take no longer than 44 days, which would necessitate that the Scrubgrass plant be shutdown for 35 days longer than the original shutdown planned by the facility operator. However, based on recent progress in performing the generator rewind, the Company presently expects that the rewind will be completed in just 32 days (12 days ahead of the manufacturer's original expectation). While the full effect of the extended shutdown will not be known until it is finalized, the impact of the repair and extended shutdown on the Company's operating results and/or cash flows could be mitigated by proceeds from insurance coverage and/or modifications to the Scrubgrass Project's financing. However, there can be no assurance that any of such mitigating factors will occur. See "Certain Factors That May Affect Future Results" below.

     Until the generator repair is completed, it is not possible to accurately
predict its effect on the Company's results of operations in 1997.   However,
without giving effect to the negative impact of the generator repair on the Company's 1997 operating results, the Company's management expects that the Company would still be less profitable in 1997 as compared to 1996. In 1996, the Company enjoyed the benefit of certain non-recurring revenues including the recognition of $3,064,965 of revenues which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In addition, the Company expects to incur additional lease expense in 1997 of approximately $790,000 as a result of additional principal payments due on one of the Lessor's term loans. However, the Company expects that the absence of the 1996 non-recurring revenues and the impact of the additional 1997 lease expense would be partially offset by some factors with a favorable impact on its results of operations in 1997. These factors include an increase in certain power generation revenues resulting from an approximate 5% increase in the contracted rates charged for energy produced by the Scrubgrass Project, a reduction in lease expense from anticipated lower equity rents and bank fees, and a reduction of general and administrative expenses largely because approximately $800,000 of such expenses incurred in 1996 are not expected to recur in 1997. Furthermore, the Company expects that a material portion of its 1997 expenses will continue to consist of non-cash items, including deferred income taxes, maintenance reserves, and depreciation and amortization. As such, the Company expects that its cash generated from operations will continue to be greater than its operating results. However, there can be no assurance that the Company will continue to pay dividends. The Company's ability to continue to pay dividends will depend, in part, on the financial impact of the generator repair (See "Liquidity and Capital Resources - 1997 Outlook").

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

     See Note D to the Condensed Consolidated Financial Statements for recently issued accounting standards which the Company will be required to adopt in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Operating Activities

       Operating activities continue to be the Company's principal source of liquidity with cash provided by operating activities amounting to $686,830 during the three months ended March 31, 1997 as compared to $255,754 during the three months ended March 31, 1996. During the three months ended March 31, 1997 and 1996, the Company primarily generated cash from operating activities from the operating profits of the Scrubgrass Project and from investment earnings. The following changes in operating assets and liabilities most notably impacted cash provided by operating activities during the three months ended March 31, 1997:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $5,658,297 as of March 31, 1997 as compared to $5,892,879 as of December 31, 1996. The reduction in receivable from utility as of March 31, 1997 is primarily due to lower revenues during February 1997 as a result of the 6 day shutdown to consider issues related to the generator.

   Other current assets - The Company's other current assets amounted to $961,654 as of March 31, 1997 as compared to $1,132,791 as of December 31, 1996. The overall decrease is largely attributable to the expiration of prepaid insurance and a reduction in fuel inventory levels which were higher than usual at December 31, 1996 because the Company had advance purchased certain inventory during 1996 to obtain favorable pricing. The impact of the aforementioned items was offset in part by an increase in accrued interest on the notes receivable related to the sale of Sunnyside Project.

   Deferred income tax asset - The Company's deferred income tax asset amounted to $3,624,105 as of March 31, 1997 as compared to $3,840,105 as of December 31, 1996. The decrease is largely attributable to the utilization of net operating loss carryforwards during the three months ended March 31, 1997.

   Current liabilities - The Company's current liabilities amounted to $9,063,684 as of March 31, 1997 as compared to $9,472,533 as of December 31, 1996. The overall decrease is largely attributable to reduced operating expenses during February 1997 as a result of the 6 day shutdown to consider issues related to the generator.

   Deferred gain, net - The Company's deferred gain, net amounted to $5,936,906 as of March 31, 1997 as compared to $6,014,008 as of December 31, 1996. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

   Maintenance reserve - The Company's maintenance reserve, which relates to the Scrubgrass Project, increased to $1,723,659 as of March 31, 1997 from $1,533,829 as of December 31, 1996 due to scheduled reserves provided for the ongoing maintenance of the plant.

 Investing Activities

     The Company used $756,368 for investing activities during the three months ended March 31, 1997 and received $330,743 from investing activities during the three months ended March 31, 1996. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $8,764 and $457,413 from notes receivable related to the Scrubgrass Project during the three months ended March 31, 1997 and 1996, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $294,554 as of March 31, 1997, are the subject of a legal proceeding. See "Certain Factors That May Impact Future Results" and "Part II - Item 1. Legal Proceedings" for further information.

   Restricted cash - The Company is presently required to make scheduled deposits to a major maintenance fund to ensure that funds are available in the future for scheduled maintenance procedures. During the three months ended March 31, 1997 and 1996, scheduled deposits and interest earned on the major maintenance fund aggregated $500,647 and $156,592, respectively. In anticipation of performing significant repairs during the 1997 annual plant outage which began on April 11, 1997, the Company advanced $350,000 to the major maintenance fund during the three months ended March 31, 1997.

   Property plant and equipment - The Company invested $259,416 and $5,975 in property, plant and equipment expenditures during the three months ended March 31, 1997 and 1996, respectively. The expenditures primarily relate to development activities for the Company's Milesburg Project for which development efforts have increased in 1997.

Financing Activities

     The Company utilized $332,304 and $484,492 in financing activities during the three months ended March 31, 1997 and 1996, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - Beginning in 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid dividends of $332,304 and $330,805 during the three months ended March 31, 1997 and 1996, respectively.

   Treasury Stock - The Company from time to time makes purchases of its own common stock. During March 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock. The Company has not made any treasury stock purchases during 1997.

   Notes payable - The Company presently has long-term obligations related to its Milesburg Project and Scrubgrass Project in the amount of $5,858,767 and $2,487,813, respectively. The Company also had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied by aggregate payments $186,000 during 1996, with $46,500 of such payments made during the three months ended March 31, 1996. The Milesburg Project long-term obligations are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. The next installment for the Scrubgrass Project long-term obligation is not due until 1998.

  1997 Outlook

   During 1997, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed more fully in the Company's 1996 Annual Report on Form 10-K, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied. Furthermore, as described in this Item under "Results of Operations - Outlook for the Remainder of 1997", the Company is making significant repairs to the generator of the Scrubgrass Project during its 1997 annual plant outage which began on April 11, 1997 and has not yet been finalized. As a result of lost net revenues and additional maintenance expenses during the extended plant outage, the Company will experience a significant cash shortfall beginning shortly after the outage unless it can arrange financing for the cash deficiency. However, based on recent discussions with the Scrubgrass Project's lending institutions, the Company currently expects that it may be able to spread the financial impact of the generator repair over a longer period through extended terms on certain of its existing credit facilities. Furthermore, in light of the favorable performance of the Scrubgrass Project which is expected to resume once the necessary generator repairs are made, the Company expects that the Scrubgrass Project will be capable of supporting the increases in the debt service requirements proposed under the generator repair financing scenarios without compromising any of its existing debt covenants. As such, the Company expects that it will receive sufficient cash from the Scrubgrass Project, which when combined with its available cash balances and investment earnings, would be sufficient to sustain it business activities on a long-term basis. However, there can be no assurance that the financial impact of the generator repair can be spread over a longer period or that the favorable performance of the Scrubgrass Project will continue. See "Certain Factors That May Affect Future Results" below.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

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

  Scheduled and Unscheduled Shutdowns

     The Scrubgrass Project from time to time experiences both scheduled and unscheduled shutdowns. Periodically, the Scrubgrass Project incurs scheduled shutdowns in order to perform maintenance procedures to equipment that cannot be performed while the equipment is operating. Occasionally, the Scrubgrass Project may also incur unscheduled shutdowns or may be required to operate at reduced capacity levels following the detection of equipment malfunctions, or following minimum generation orders received by the utility. During periods when the Scrubgrass Project is shutdown or operating at reduced capacity levels, such as the scheduled outage which began on April 11, 1997, the Company may incur losses due to the loss of its operating revenues and/or due to additional costs which may be required to complete any maintenance procedures. It is not possible for the Company to predict the frequency of future unscheduled shutdowns or to predict the extent of maintenance which may be required during shutdowns related to equipment maintenance.

  Legal Proceedings

     As discussed in "Part II-Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $1,187,500 and $294,554, respectively as of March 31, 1997. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is being disputed in the legal proceeding with the purchasers who also seek rescission of the purchase and sale agreement and unspecified damages. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $6,970,876 as of March 31, 1997. In addition, except during 1996 when the Scrubgrass Project became profitable, the Company has incurred losses in recent years. Financial results can be affected by numerous factors, including without limitation general economic conditions, general industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

  Project Financing

     The successful development of the Milesburg Project would require substantial financing. Presently, the Company believes the Milesburg Project could be financed. However, there can be no assurance that such financing can be successfully arranged. Any such financing is likely to be collateralized by the assets of the Milesburg Project, with repayment to be from the revenues attributable to the Milesburg Project. The Company may also be required to give up significant equity interests in the Milesburg Project or make other concessions in order to arrange the financing.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, a $9.5 million variable rate term loan maturing in 2004 and $1.2 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan and a $2.5 million variable rate term loan maturing in 2004. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $20.8 million term loan and $1.2 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. However, the Scrubgrass Project's financing agreements have terms which limit interest rate increases by requiring the Lessor to enter into interest rate protection agreements if interest rates exceed certain levels as defined in such financing agreements. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

  Fuel Quality

     The Company obtains coal tailings primarily from coal mining companies on a long-term basis because coal tailings are plentiful and generally create environmental hazards, such as acid drainage, when not disposed of properly.
The coal tailings are burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the coal tailings are treated with other substances such as limestone. Depending on the quality of the coal tailings, the facility operator may need to add additional coal tailings or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the coal tailings which supply the Scrubgrass power generation facility. The facility operator maintains certain controls over obtaining higher quality coal tailings. However certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the coal tailings. The Company cannot predict the extent to which poor fuel quality may impact its future operating results.

 Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis to utilities under contracted rates established in power purchase agreements. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition
in this market.   The principal sources of competition in this market include traditional utilities who have excess capacity, energy traders and brokers, contractors, equipment suppliers and other independent power producers who have
entered, or are attempting to enter the energy market.   Competition in this
industry is substantially based on price with competitors discovering lower cost alternatives to providing electricity. Presently, the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass Project power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Company's Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $294,554, respectively at March 31, 1997. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


May 13, 1997                            /s/ William D. Linehan
                                       -------------------------------
                                       William D. Linehan
                                       Treasurer and
                                       Chief Financial Officer
                                       (principal accounting officer
                                       and authorized officer)