Form 10-Q
period 1997-06-30
ENVIRONMENTAL POWER CORP
filed 1997-08-14
CIK 805012

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                                --------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                   to
                                       ----------------    -----------------

       Commission file number                  0-15472
                               ---------------------------------------------

                        Environmental Power Corporation
              (Exact name of registrant as specified in its charter)

                Delaware                              04-2782065
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
                    (Address of principal executive offices)
                                   (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [_]

                  Number of shares of Common Stock outstanding

                    at  August 13, 1997  11,076,783 shares

                     The Exhibit Index appears on Page 22.

                         Total number of pages is 23.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

        Item 1.  FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as
        of June 30, 1997 (unaudited) and December 31, 1996...........       2

        Condensed Consolidated Statements of Operations (unaudited)
        for the three and six months ended  June 30, 1997
        and June 30, 1996............................................       3

        Condensed Consolidated Statements of Cash Flows (unaudited)
        for the six months ended June 30, 1997 and June 30, 1996.....       4

        Notes to Condensed Consolidated Financial Statements.........      5-6

        Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................      7-20

 PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings.................................       21

        Item 4.    Submission of  Matters to a Vote of Security
                   Holders...........................................       22

        Item 6.    Exhibits and Reports on Form 8-K..................       22

        Signatures ..................................................       23

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30         December 31
                                                                                                       1997             1996
                                                                                                  -------------     -------------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                    $     372,914     $   1,178,524
    Restricted cash                                                                                    887,546         1,864,899
    Receivable from utility                                                                          4,548,497         5,892,879
    Notes receivable                                                                                    37,599            36,129
    Other current assets                                                                               914,118           911,473
                                                                                                  ------------      ------------
                                     TOTAL CURRENT ASSETS                                            6,760,674         9,883,904

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   7,950,955         7,312,299

DEFERRED INCOME TAX ASSET                                                                            4,823,105         3,840,105

LEASE RIGHTS, NET                                                                                    2,832,021         2,906,523

RECEIVABLE FROM SALE OF AFFILIATE                                                                      644,236           497,762

NOTES RECEIVABLE                                                                                     3,003,516         3,022,690

ACCRUED POWER GENERATION REVENUES                                                                   28,907,449        24,456,478

OTHER ASSETS                                                                                           698,880           583,383
                                                                                                  ------------      ------------
                                                                                                 $  55,620,836     $  52,503,144
                                                                                                  ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                        $   6,777,075     $   6,033,675
    Other current liabilities                                                                        3,532,341         2,696,143
                                                                                                  ------------      ------------
                                   TOTAL CURRENT LIABILITIES                                        10,309,416         8,729,818

DEFERRED INTEREST REVENUE                                                                               73,236              --

DEFERRED GAIN, NET                                                                                   5,859,803         6,014,008

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                                             7,874,928         9,089,195

ACCRUED LEASE EXPENSES                                                                              28,907,449        24,456,478

MAINTENANCE RESERVE                                                                                  1,997,029         1,533,829
                                                                                                  ------------      ------------
                                   TOTAL LIABILITIES                                                55,021,861        49,823,328

SHAREHOLDERS' EQUITY
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at June 30, 1997 and December 31, 1996, respectively)                                     --                --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at June 30, 1997 and December 31, 1996, respectively)                                      100               100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,195,423 shares issued at June 30, 1997 and December 31, 1996, respectively; 11,076,783 shares outstanding at June 30, 1997 and
         December 31, 1996, respectively)                                                              121,954           121,954
    Additional paid-in capital                                                                      10,366,460        11,057,495
    Accumulated deficit                                                                             (8,672,112)       (7,282,306)
                                                                                                  ------------      ------------
                                                                                                     1,816,402         3,897,243

    Treasury stock (1,118,640 common shares, at cost, as of
         June 30, 1997 and December 31, 1996, respectively)                                           (456,271)         (456,271)
    Notes receivable from officers                                                                    (761,156)         (761,156)
                                                                                                  ------------      ------------
                                   TOTAL SHAREHOLDERS' EQUITY                                          598,975         2,679,816
                                                                                                  ------------      ------------

                                                                                                 $  55,620,836     $  52,503,144
                                                                                                  ============      ============

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               Three Months Ended June 30             Six Months Ended June 30
                                                           --------------------------------        --------------------------------
                                                               1997                1996                1997                1996
                                                           ------------        ------------        ------------        ------------
POWER GENERATION REVENUES                                  $  8,032,094        $ 13,078,617        $ 19,305,394        $ 23,844,132
                                                           ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
     Operating expenses                                       4,668,847           4,621,050           9,065,573           8,900,643
     Lease expenses                                           5,773,271           7,325,667          11,479,545          12,495,095
     General and administrative expenses                        479,981             674,699           1,171,820           1,657,676
     Depreciation and amortization                               50,186              60,407              99,988             102,277
                                                           ------------        ------------        ------------        ------------
                                                             10,972,285          12,681,823          21,816,926          23,155,691
                                                           ------------        ------------        ------------        ------------

OPERATING (LOSS) INCOME                                      (2,940,191)            396,794          (2,511,532)            688,441

OTHER INCOME (EXPENSE):
     Other income                                                  --                   113                --                42,194
     Interest income                                             26,328             125,281             144,473             219,179
     Interest expense                                           (56,476)            (37,611)           (142,952)            (75,122)
     Amortization of deferred gain                               77,103              77,103             154,205             154,205
     Warranty income                                               --                  --                  --               900,000
                                                           ------------        ------------        ------------        ------------
                                                                 46,955             164,886             155,726           1,240,456
                                                           ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE INCOME TAXES                            (2,893,236)            561,680          (2,355,806)          1,928,897

INCOME TAX BENEFIT (EXPENSE)                                  1,192,000            (227,000)            966,000            (802,000)
                                                           ------------        ------------        ------------        ------------

NET (LOSS) INCOME                                          $ (1,701,236)       $    334,680        $ (1,389,806)       $  1,126,897
                                                           ============        ============        ============        ============
PRIMARY AND FULLY-DILUTED (LOSS)
    EARNINGS PER COMMON SHARE                              $      (0.15)       $       0.03        $      (0.12)       $       0.10
                                                           ============        ============        ============        ============

DIVIDENDS PAID:
     COMMON SHARES                                         $    332,303        $    332,303        $    664,607        $    663,108
     PREFERRED SHARES                                            26,428                --                26,428                --
                                                           ------------        ------------        ------------        ------------
                                                           $    358,731        $    332,303        $    691,035        $    663,108
                                                           ============        ============        ============        ============

DIVIDENDS PAID PER COMMON SHARE                            $       0.03        $       0.03        $       0.06        $       0.06
                                                           ============        ============        ============        ============

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Six Months Ended June 30
                                                                               ----------------------------------------------
                                                                                       1997                       1996
                                                                               -------------------        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                          $       (1,389,806)        $        1,126,897
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                                    99,988                    102,277
          Deferred income taxes                                                          (983,000)                   801,300
          Amortization of deferred gain                                                  (154,205)                  (154,205)
          Amortization of unearned compensation                                               ---                     40,170
          Accrued power generation revenues                                            (4,450,971)                (4,551,573)
          Accrued lease expenses                                                        4,450,971                  4,551,573
          Changes in operating assets and liabilities:
               Decrease in receivable from utility                                      1,344,382                  1,147,827
               (Increase) decrease in other current assets                                 (2,645)                   117,940
               (Increase) decrease in receivable from sale of affiliate                  (146,474)                    61,476
               Increase (decrease) in accounts payable and
                   accrued expenses                                                       743,400                   (965,452)
               Increase (decrease) in deferred revenue                                     73,236                 (1,604,270)
               Decrease in other current liabilities                                          ---                   (300,000)
               Increase in long-term liabilities                                            5,733                      5,764
               Increase in maintenance reserve                                            463,200                    191,966
                                                                               -------------------        -------------------
                  Net cash provided by operating activities                                53,809                    571,690
                                                                               -------------------        -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                       17,704                    465,668
    Increase in restricted cash                                                          (242,647)                  (376,202)
    (Increase) decrease in other assets                                                  (133,317)                    38,810
    Property, plant and equipment expenditures                                           (646,322)                   (26,069)
                                                                               -------------------        -------------------
                  Net cash (used in) provided by investing activities                  (1,004,582)                   102,207
                                                                               -------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                                    (691,035)                  (663,108)
    Net borrowings under working capital loan                                             447,043                    399,556
    Borrowings under long-term credit facility                                            389,155                        ---
    Repayment of secured promissory notes payable and
         other borrowings                                                                     ---                   (114,517)
    Purchase of treasury stock                                                                ---                   (260,376)
    Proceeds from the issuance of common stock                                                ---                     14,437
    Proceeds from the collection of notes receivable from officers                            ---                     72,876
    Proceeds from other borrowings                                                            ---                     52,813
                                                                               -------------------        -------------------
                  Net cash provided by (used in) financing activities                     145,163                   (498,319)
                                                                               -------------------        -------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (805,610)                   175,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,178,524                  1,011,822
                                                                               -------------------        -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $          372,914         $        1,187,400
                                                                               ===================        ===================

See notes to condensed consolidated financial statements.

See Note E to condensed consolidated financial statements for noncash financing and investing activities.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE C -- EARNINGS (LOSS) PER COMMON SHARE
------------------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with Accounting Principles Board Opinion No.15. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation. For purposes of calculating primary earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of primary earnings per share was 11,187,934 and 11,193,415 for the three months ended June 30, 1997 and 1996, respectively and 11,206,990 and 11,344,632 for the six months ended June 30, 1997 and 1996, respectively. For purposes of calculating fully diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the

------------------------------------------------------

exercise price is less than the higher of the market price of the Company's common stock at the end of the period or the average price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of fully diluted earnings per share was 11,195,182 and 11,193,415 for the three months ended June 30, 1997 and 1996, respectively and 11,206,990 and 11,344,632 for the six months ended June 30, 1997 and 1996, respectively.

NOTE D -- NEW ACCOUNTING STANDARDS
----------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The Statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. For the first and second quarters of 1997 and 1996, respectively, the proforma basic and diluted earnings per share amounts would not have been materially different from the earnings per share amounts shown for the periods presented in the accompanying condensed consolidated statements of operations.

NOTE E -- NON CASH INVESTING AND FINANCING ACTIVITY
---------------------------------------------------

     During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibilility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings in the amount of $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor.

NOTE F -- RECLASSIFICATIONS
---------------------------

     The Company has made certain reclassifications in the presentation of its financial statements as of December 31, 1996 and for the three and six months ended June 30, 1996 in order to conform to the presentation of its financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997.

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview of the Company

       The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. The Company has one additional project (the "Milesburg Project") in the development stage, but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 1997 ("1997") with its results of operations for the three and six months ended June 30, 1996 ("1996") and discusses certain changes in the Company's financial condition since its Annual Report on Form 10-K for the year ended December 31, 1996.

Cautionary Statement

       This Quarterly Report on Form 10-Q contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

Scrubgrass Maintenance Outage

       During the second quarter of 1997, the Company had its annual maintenance outage for the Scrubgrass plant. As discussed in previous filings, the Company had to perform significant repairs to the Scrubgrass generator during this maintenance outage which necessitated that the Scrubgrass plant be inoperative for a period of 37 days. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative for only 12 days to perform normal maintenance during the outage. While the Company is pleased to report that the extended outage was completed approximately 10 days ahead of the 47 day schedule, the Company's 1997 second quarter results were nevertheless significantly impacted by this outage. As a result of the extended outage, the Company estimates that it lost approximately $2,480,000 in revenues, incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage, saved approximately $496,000 in fuel costs by not operating during the outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc.. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. See "Results of Operations-Outlook for the Remainder of 1997" for a discussion of the effect of the outage on 1997 operating results and "Liquidity and Capital Resources-Outlook" for a discussion of the cash flow implications resulting from the outage.

Results of Operations

       Power generation revenues for the three and six months ended June 30, 1997 amounted to $8,032,094 and $19,305,394, respectively, as compared to $13,078,617 and $23,844,132 for the three and six months ended June 30, 1996, respectively. The overall decrease in power generation revenues during 1997 is primarily attributable to the extended maintenance outage to repair the generator. During the first quarter of 1997, the Scrubgrass plant was inoperative for approximately 6 days to consider generator matters. During the second quarter of 1997, the Scrubgrass annual outage extended approximately 31 days longer than the 6 day outage in May 1996 due primarily to the generator repair. At an average of $80,000 of net revenues per day, this accounts for an approximate reduction in 1997 power generation revenues of $3 million by comparison to 1996. Further, the Company recognized certain revenues of $1,604,270 during the six months ended June 30, 1996 which were previously deferred under the Scrubgrass power purchase agreement. There were no revenues recognized in 1997 which were previously deferred under the Scrubgrass power purchase agreement. In addition, second quarter power generation revenues were lower in 1997 by comparison to 1996 because of a decrease in power generation revenues recorded as a result of the straight-line accounting treatment of certain revenues recorded under the Scrubgrass power purchase agreement which amounted to $2,222,514 for the three months ended June 30, 1997 as compared to $3,825,338 for the three months ended June 30, 1996. All power generation revenues earned by the Company in 1997 and 1996 related to the Scrubgrass Project.

       Operating expenses for the three and six months ended June 30, 1997 amounted to $4,668,847 and $9,065,573, respectively, as compared to $4,621,050 and $8,900,643 for the three and six months ended June 30, 1996, respectively. The overall increase in 1997 is primarily attributable to higher maintenance costs incurred during the extended maintenance outage at the Scrubgrass plant. However, the overall increase was substantially offset by lower fuel costs because the Scrubgrass plant operated approximately 37 days less in 1997 by comparison to 1996 and lower operator fees for the Scrubgrass Project because the Company is not expecting to pay a year end bonus to the operator in 1997 in light of the effect of the extended outage on performance targets. The largest effect from these factors occurred during the second quarter of 1997.

       Lease expense for the three and six months ended June 30, 1997 amounted to $5,773,271 and $11,479,545, respectively, as compared to $7,325,667 and
$12,495,095 for the three and six months ended June 30, 1996, respectively. The overall decrease in lease expense during 1997 occurred primarily for two reasons. First, lower interest rates incurred in 1997 reduced the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Second, as a result of having less cash available from the operations of the Scrubgrass Project during 1997, the Company's equity rent to the Lessor was substantially reduced through June 1997. However, the overall reduction in lease expense was offset in part by higher principal payments in 1997 on the Lessor's senior debt which were passed through to the Company in its facility lease expenses. In addition, second quarter lease expenses were lower in 1997 by comparison to 1996 because of a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $2,222,514 for the three months ended June 30, 1997 as compared to $3,825,338 for the three months ended June 30, 1996.

       General and administrative expenses for the three and six months ended June 30, 1997 amounted to $479,981 and $1,171,820, respectively as compared to $674,699 and $1,657,676 for the three and six months ended June 30, 1996, respectively. The overall decrease in general and administrative expenses during 1997 is primarily due to the Company's efforts to reduce its corporate overhead expenses. The Company's major steps to reduce its corporate overhead included a consolidation of its Vermont and New Hampshire offices into one office in New Hampshire (completed by May 1996), a reduction in its executive officer compensation and a reduction in its employee headcount by an equivalent of two full-time employees. In addition, the Company took steps in 1997 to reduce its Scrubgrass Project insurance costs and has realized a savings of approximately $100,000 through June 1997 by comparision to the same period in 1996. The Company continues to incur substantial management and professional fees to negotiate certain contractual matters and defend its position in certain legal matters. Accordingly, the full effect of the Company's efforts to reduce its corporate overhead expenses still has not yet been shown in its recent operating results.

       Interest income for the three and six months ended June 30, 1997 amounted to $26,328 and $144,473, respectively as compared to $125,281 and $219,179 for the three and six months ended June 30, 1996, respectively. The decrease in 1997 is primarily attributable to lower investments in cash and cash equivalents and less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the the Sunnyside Project until the litigation with the purchasers is resolved (See "Part II - Item 1. Legal Proceedings"). While the Company believes its position in this litigation is meritorius, the Company also believes it may take an extended period of time to enforce its rights and collect on these notes receivable. Now that the Sunnyside notes receivable have been in arrears for more than one year and are expected to remain in arrears for the foreseeable future, the Company believes it is in the best interest of its investors to classify these notes receivable, along with the related contingent liabilities, as long-term and defer future interest income so that the Company's financial position and ongoing results of operations are presented conservatively.

       Interest expense for the three and six months ended June 30, 1997 amounted to $56,476 and $142,952, respectively as compared to $37,611 and $75,122 for the three and six months ended June 30, 1996, respectively. The increase in interest expense during 1997 is primarily attributable to higher average balances on the Lessee Working Capital Loan described under "Liquidity and Capital Resources-Financing Activities" below. The overall increase was offset in part by the transfer of debt associated with the capital improvements fund from the financial statements of the Company to the financial statements of the Lessor in 1997. In the future, the interest expense from debt associated with the capital improvements fund will be a lease expense for the Company.

       Warranty income for the six months ended June 30, 1996 amounted to $900,000 and resulted from a settlement with an engineering and construction contractor for the Scrubgrass plant which was received in March 1996.

       Income tax benefit for the three and six months ended June 30, 1997 amounted to $1,192,000 and $966,000, respectively as compared to income tax expense of $227,000 and $802,000 for the three and six months ended June 30, 1996, respectively. The Company incurred a net loss for the six months ended June 30, 1997 of $1,389,806 as compared to net income of $1,126,897 for the six months ended June 30, 1996. As such, the Company recorded an income tax benefit in 1997 to account for the recorded tax benefits of additional net operating loss carryforwards. The entire income tax benefit in 1997, which offset income tax expense of $226,000 for the three months ended March 31, 1997, was recorded during the second quarter when the Company realized a net loss primarily from the extended annual outage at the Scrubgrass plant.

       Net loss for the three and six months ended June 30, 1997 amounted to $1,701,236 and $1,389,806, respectively as compared to net income of $334,680 and $1,126,897 for the three and six months ended June 30, 1996, respectively. The overall decrease in 1997 is largely attributable to the absence in 1997 of certain revenues of $1,604,270 which were previously deferred under the Scrubgrass power purchase agreement, the absence in 1997 of warranty income amounting to $900,000 and the lost net revenues and additional expenses from an extended maintenance shutdown at the Scrubgrass plant. The overall decrease was offset in part by the lower general and administrative expenses, operator fees, fuel costs and lease expenses. The changes in the components of the net income or loss for each period were discussed more fully in the previous narrative under "Results of Operations".

  Outlook for the Remainder of 1997

       Absent the effects of the extended Scrubgrass outage, the Company believes that it would have been profitable for the year ended 1997. However, the Company believes it would have been less profitable in 1997 than in 1996. In 1996, the Company enjoyed the benefit of certain non-recurring revenues including the recognition of $3,064,965 of revenues which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In addition, the Company expects to incur additional lease expense in 1997 of approximately $790,000 as a result of additional principal payments due on one of the Lessor's term loans. However, the Company expects that the absence of the 1996 non-recurring revenues and the impact of the additional 1997 lease expense would be partially offset by some factors with a favorable impact on its results of operations in 1997. These factors include an increase in certain power generation revenues resulting from an approximate 5% increase in the contracted rates charged for energy produced by the Scrubgrass Project, a reduction in lease expense from anticipated lower equity rents and bank fees, and a reduction of general and administrative expenses largely because approximately $800,000 of such expenses incurred in 1996 are not expected to recur in 1997. However, as discussed under the caption "Scrubgrass Maintenance Outage", the Company incurred a net charge to operations of approximately $3.7 million as a result of the extended maintenance outage at the Scrubgrass plant, for which approximately $3.1 million and $600,000 were charged to operations during 1997 and 1996, respectively. As such, absent the effects of the extended maintenance outage at the Scrubgrass plant, the Company would have realized a net profit before taxes of approximately $700,000 for the six months ended June 30, 1997. Furthermore, in light of the favorable performance of the Scrubgrass Project which is expected to continue now that the necessary generator repairs have been completed, the Company expects that it will offset a portion of its net loss for the six months ended June 30, 1997 with profits during the remainder of 1997.

Recently Issued Accounting Standards

       See Note D to the Condensed Consolidated Financial Statements for recently issued accounting standards which the Company will be required to adopt in 1997.

Liquidity and Capital Resources

     Operating Activities

       Cash provided by operating activities amounted to $53,809 during the six months ended June 30, 1997 as compared to $571,690 during the six months ended June 30, 1996. During the six months ended June 30, 1997 and 1996, the Company primarily generated cash from operating activities from the operating profits of the Scrubgrass Project and from investment earnings. The following changes in operating assets and liabilities most notably impacted cash provided by operating activities during the six months ended June 30, 1997:

     Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $4,548,497 as of June 30, 1997 as compared to $5,892,879 as of December 31, 1996. The reduction in receivable from utility as of June 30, 1997 is primarily due to lower revenues during May 1997 as a result of the Scrubgrass maintenance outage which was completed on May 18, 1997 (See "Scrubgrass Maintenance Outage" above for a further discussion).

     Other current assets - The Company's other current assets amounted to $914,118 as of June 30, 1997 as compared to $911,473 as of December 31, 1996. The overall increase is largely attributable to insurance premiums which were paid in advance when the insurance policies were renewed in April 1997. The increase in prepaid insurance was substantially offset by a reduction in fuel inventory levels which were higher than usual at December 31, 1996 because the Company had advance purchased certain inventory during 1996 to obtain favorable pricing.

     Deferred income tax asset - The Company's deferred income tax asset amounted to $4,823,105 as of June 30, 1997 as compared to $3,840,105 as of December 31, 1996. The increase of $983,000 is largely attributable to the recorded tax benefit of additional net operating loss carryforwards which were derived from the Company's net loss during the six months ended June 30, 1997.

     Current liabilities - The Company's current liabilities amounted to $10,309,416 as of June 30, 1997 as compared to $8,729,818 as of December 31, 1996. As discussed under the caption

     "Scrubgrass Maintenance Outage" above, the Company has incurred estimated lost net revenues and additional expenses of approximately $3.7 million as a result of the extended maintenance outage of the Scrubgrass plant. The increase in current liabilities reflects an increase in accounts payable, accrued liabilities and short-term borrowings to cover interim cash flow deficiencies as a result of the extended maintenance outage of the Scrubgrass plant. See "Financing Activities -Outlook" for a further discussion of the long-term financing implications of these additional liabilities.

     Deferred gain, net - The Company's deferred gain, net amounted to $5,859,803 as of June 30, 1997 as compared to $6,014,008 as of December 31, 1996. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

     Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "Investing Activities-Resticted Cash"). The maintenance reserve increased to $1,997,029 as of June 30, 1997 from $1,533,829 as of December 31, 1996 primarily due to scheduled reserves provided for the ongoing maintenance of the plant.

 Investing Activities

       The Company used $1,004,582 for investing activities during the six months ended June 30, 1997 and received $102,207 from investing activities during the six months ended June 30, 1996. The Company's investing activities are concentrated primarily in the following areas:

     Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $17,704 and $465,668 from notes receivable related to the Scrubgrass Project during the six months ended June 30, 1997 and 1996, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $367,792 as of June 30, 1997, are the subject of a legal proceeding. See "Certain Factors That May Impact Future Results" and "Part II - Item 1. Legal Proceedings" for further information.

     Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund to ensure that funds are available in the future for scheduled major equipment overhauls. The Company's deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $242,647 and $376,202 during the six months ended June 30, 1997 and 1996, respectively.

   Property plant and equipment - The Company invested $646,322 and $26,069 in property, plant and equipment expenditures during the six months ended June 30, 1997 and 1996, respectively. The expenditures primarily relate to development activities for the Company's Milesburg Project for which development efforts have increased in 1997. During 1997, the Company also made leasehold improvements to the Scrubgrass facility in the amount of $125,000.

Financing Activities

     The Company received $145,163 from financing activities during the six months ended June 30, 1997 and utilized $498,319 in financing activities during the six months ended June 30, 1996. The Company's financing activities are concentrated primarily in the following areas:

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement increased to $3,143,186 as of June 30, 1997 from $2,696,143 as of December 31, 1996 primarily to cover cash flow deficiencies resulting from the extended annual outage of the Scrubgrass Project.

   Term Credit Facility - In June 1997, the Lessor entered into a credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project over a three year period to cover an expected cash deficiency which would result from the extended annual outage of the Scrubgrass Project and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of June 30, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $389,155.

   Dividends - Beginning in 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid dividends of $664,607 and $663,108 during the six months ended June 30, 1997 and 1996, respectively. During 1997, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $26,428. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date during the second quarter of 1997.

   Treasury Stock - The Company from time to time makes purchases of its own common stock. During March 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock. As of June 30,

   1996, the Company still owed the resigning executive officer $27,500 for this stock purchase. The Company has not made any treasury stock purchases during 1997.

   Notes payable - The Company presently has long-term obligations related to its Milesburg Project, Sunnyside Project and Scrubgrass Project in the amounts of $5,858,767, $748,348 and $1,267,813, respectively. The Company also had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied during 1996, for which $114,517 was paid during the six months ended June 30, 1996. The Milesburg Project long-term obligations are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project. The next installment for the Scrubgrass Project long-term obligation is not due until 1998.

  Outlook

   During 1997, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed more fully in the Company's 1996 Annual Report on Form 10-K, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied. Furthermore, as described in this Item under "Scrubgrass Maintenance Outage", the Company made significant repairs to the generator of the Scrubgrass Project during its 1997 annual plant outage which began on April 11, 1997 and ended on May 18, 1997, and which resulted in estimated lost profits of approximately $3.1 million and $600,000 during 1997 and 1996, respectively. As a result of these lost profits, the Company would have experienced a significant cash shortfall beginning in July 1997 when many of its current liabilities were due. However, in June 1997, the Lessor entered into a credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project over a three year period to cover the expected cash deficiencies resulting from the extended annual outage of the Scrubgrass Project. Under the terms of this credit facility, the Company can borrow up to $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. In addition, the Company has received extended terms from the Scrubgrass generator manufacturer which allow the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. As a result of these additional borrowings, the Company will be able to satisfy the current liabilities of the Scrubgrass Project within their terms with long-term debt payable over periods ranging from three to five years. Furthermore, in light of the favorable performance of the Scrubgrass Project which is expected to resume now that the necessary generator repairs have been made, the Company expects that the Scrubgrass Project will be capable of supporting the increases in the debt service requirements without compromising any of its existing debt covenants. As such, the Company expects that it will receive sufficient cash from the Scrubgrass Project, which when combined with its available cash balances and investment earnings, would be sufficient to sustain its business activities on a long-term basis. See "Certain Factors That May Affect Future Results" below.

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

  Dependence Upon Key Employees

     The success of the Company is largely dependent upon a staff of four employees, including three executive officers. The loss of any of these employees could adversely affect the Company's operations.

  Third Party Project Management

     The Company has entered into a management services agreement with U.S. Generating Company ("U.S. Gen") to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with US Operating Services Company to operate the facility. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against the manager and operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse affect on the Company.

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

  Legal Proceedings

     As discussed in "Part II-Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $1,187,500 and $367,792, respectively as of June 30, 1997. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is being disputed in the legal proceeding with the purchasers who also seek rescission of the purchase and sale agreement and unspecified damages. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $8,672,112 as of June 30, 1997. In addition, except during 1996 when the Scrubgrass Project became profitable, the Company has incurred losses in recent years. Financial results can be affected by numerous factors, including without limitation general economic conditions, general industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

     The Company is currently pursuing efforts towards either the development of the Milesburg Project or the negotiation of a buy-out of the Milesburg Project's power purchase agreement with West Penn Power Company. However, there can be no assurance that the Milesburg Project will be successfully developed, that the Company will reach agreement on a buy-out proposal, or that the Company will realize any value from the Milesburg Project. In the event the Company and its joint development partner, U.S. Gen, seek to continue development efforts, there can be no assurance that the Company will be able to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required for the successful completion of this project. To date, the Company's efforts to develop the Milesburg Project have been proceeding on schedule. However, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of the Milesburg Project, or cause the Company to abandon the Milesburg Project and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, a $10.7 million variable rate term loan maturing in 2004 and $.9 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing in 2004 and any advances from the Lessor under the variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $20.8 million term loan and $.9 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. However, the Scrubgrass Project's financing agreements have terms which limit interest rate increases by requiring the Lessor to enter into interest rate protection agreements if interest rates exceed certain levels as defined in such financing agreements. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $367,792, respectively at June 30, 1997. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on Monday June 30, 1997, the following actions were submitted to a vote of security holders:

1. The Company elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                               Number of Shares
                             ---------------------

                                         Withheld
     Elected Director        For         Authority
---------------------------  ----------  ---------
     Joseph E. Cresci        10,645,542     53,112
     Donald A. Livingston    10,632,442     66,212
     Peter J. Blampied       10,647,342     51,312
     Edward B. Koehler       10,646,942     51,712
     Robert I. Weisberg      10,646,942     51,712

2. The Company ratified the selection of the firm Deloitte and Touche LLP as auditors for the Company for the fiscal year ending December 31, 1997. The results of the voting were as follows:

Result          Number of Shares
--------------  ----------------

     For              10,681,391
     Against               2,763
     Abstain              14,500


ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibit 10.72 - Amendment No. 1 to the Amended and Restated Participation Agreement

(b) Exhibit 10.85 - Amendment No. 1 to the Amended and Restated Disbursement Agreement

(c) Exhibit 10.86 - Debt Service (Tranche A) Loan Note to Credit Lyonnais, New York Branch

(d) Exhibit 10.87 - Debt Service (Tranche B) Loan Note to Credit Lyonnais, New York Branch

(e) Exhibit 10.88 - Debt Service (Tranche B) Loan Note to National Westminster Bank

(f) Exhibit 11 - Computation of Earnings Per Share

(g) Reports on Form 8-K  -  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


August 13, 1997                                 /s/ William D. Linehan
                                               -------------------------------
                                                William D. Linehan
                                                Treasurer and
                                                Chief Financial Officer
                                                (principal accounting officer
                                                and authorized officer)