Form 10-Q
period 1997-09-30
ENVIRONMENTAL POWER CORP
filed 1997-11-13
CIK 805012

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1997
                               -------------------------------------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                      --------------------   -------------------


      Commission file number            0-15472
                             ---------------------------------------------------


                        ENVIRONMENTAL POWER CORPORATION
            (Exact name of registrant as specified in its charter)


                 Delaware                                  04-2782065
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
                    (Address of principal executive offices)
                                   (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

                 Number of shares of Common Stock outstanding

                  at  November 11, 1997    11,201,783 shares

                     The Exhibit Index appears on Page 25.

                         Total number of pages is 26.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as
         of September 30, 1997 (unaudited) and December 31, 1996...........  2

         Condensed Consolidated Statements of Operations (unaudited)
         for the three and nine months ended  September 30, 1997 and
         September 30, 1996................................................  3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and September 30, 1996...  4

         Notes to Condensed Consolidated Financial Statements.............. 5-6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 7-23


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings........................................  24

         Item 2.  Changes in Securities....................................  24

         Item 5.  Other Information........................................  25

         Item 6.  Exhibits and Reports on Form 8-K.........................  25

         Signatures........................................................  26

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30    December 31
                                                                                        1997            1996
                                                                                    ------------    ------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
  Cash  and  cash equivalents                                                       $    471,439    $  1,178,524
  Restricted cash                                                                        331,643       1,864,899
  Receivable from utility                                                              6,651,942       5,892,879
  Notes receivable                                                                        38,356          36,129
  Other current assets                                                                   809,561         911,473
                                                                                    ------------    ------------
                         TOTAL CURRENT ASSETS                                          8,302,941       9,883,904

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                   9,284,500       7,312,299

DEFERRED INCOME TAX ASSET                                                              4,112,105       3,840,105

LEASE RIGHTS, NET                                                                      2,794,770       2,906,523

RECEIVABLE FROM SALE OF AFFILIATE                                                        718,276         497,762

NOTES  RECEIVABLE                                                                      2,993,638       3,022,690

ACCRUED POWER GENERATION REVENUES                                                     31,134,919      24,456,478

OTHER ASSETS                                                                             685,682         583,383
                                                                                    ------------    ------------
                                                                                    $ 60,026,831    $ 52,503,144
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $  5,538,436    $  6,033,675
  Other current liabilities                                                            3,665,046       2,696,143
                                                                                    ------------    ------------
                         TOTAL CURRENT LIABILITIES                                     9,203,482       8,729,818

DEFERRED INTEREST REVENUE                                                                147,278            --

DEFERRED GAIN, NET                                                                     5,782,700       6,014,008

SECURED PROMISSORY NOTES PAYABLE
  AND OTHER BORROWINGS                                                                10,277,841       9,089,195

ACCRUED  LEASE  EXPENSES                                                              31,134,919      24,456,478

MAINTENANCE RESERVE                                                                    2,109,009       1,533,829
                                                                                    ------------    ------------
                         TOTAL LIABILITIES                                            58,655,229      49,823,328

SHAREHOLDERS' EQUITY
  Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
    issued at September 30, 1997 and December 31, 1996, respectively)                       --              --
  Preferred Stock (no par value, 10 shares authorized; 10 shares
    issued at September 30, 1997 and December 31, 1996, respectively)                        100             100
  Common Stock ($.01 par value; 20,000,000 shares authorized;
    12,290,423 and 12,195,423 shares issued at September 30, 1997 and December 31, 1996,respectively; 11,171,783 and 11,076,783 shares
    outstanding at September 30, 1997 and December 31, 1996, respectively)               122,904         121,954
  Additional paid-in capital                                                          10,083,794      11,057,495
  Accumulated deficit                                                                 (7,569,194)     (7,282,306)
                                                                                    ------------    ------------
                                                                                       2,637,604       3,897,243
  Treasury stock (1,118,640 common shares, at cost, as of
    September 30, 1997 and December 31, 1996, respectively)                             (456,271)       (456,271)
  Notes receivable from officers and board members                                      (809,731)       (761,156)
                                                                                    ------------    ------------
                         TOTAL SHAREHOLDERS' EQUITY                                    1,371,602       2,679,816
                                                                                    ------------    ------------
                                                                                    $ 60,026,831    $ 52,503,144
                                                                                    ============    ============

See notes to condensed consolidated financial statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                               September 30                   September 30
                                                       ----------------------------    ----------------------------
                                                          1997            1996            1997             1996
                                                       ------------    ------------    ------------    ------------
POWER GENERATION REVENUES                              $ 12,195,445    $ 11,758,162    $ 31,500,839    $ 35,602,294
                                                       ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Operating expenses                                      4,494,388       4,165,275      13,559,961      13,065,918
  Lease expenses                                          6,572,055       5,972,189      18,051,600      18,467,284
  General and administrative expenses                       260,857         719,833       1,432,677       2,377,509
  Reversal of provision for nonrecovery of
    project development costs                              (940,144)           --          (940,144)           --
  Depreciation and amortization                              59,257          51,426         159,245         153,703
                                                       ------------    ------------    ------------    ------------
                                                         10,446,413      10,908,723      32,263,339      34,064,414
                                                       ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                   1,749,032         849,439        (762,500)      1,537,880

OTHER INCOME (EXPENSE):
  Other income                                                 --           542,100            --           584,294
  Interest income                                            31,459         125,821         175,932         345,000
  Interest expense                                          (80,676)        (41,626)       (223,628)       (116,748)
  Amortization of deferred gain                              77,103          77,103         231,308         231,308
  Warranty income                                              --              --              --           900,000
                                                       ------------    ------------    ------------    ------------
                                                             27,886         703,398         183,612       1,943,854
                                                       ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                         1,776,918       1,552,837        (578,888)      3,481,734

INCOME TAX (EXPENSE) BENEFIT                               (674,000)       (652,000)        292,000      (1,454,000)
                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                      $  1,102,918    $    900,837    $   (286,888)   $  2,027,734
                                                       ============    ============    ============    ============

PRIMARY AND FULLY-DILUTED EARNINGS
    (LOSS) PER COMMON SHARE                            $       0.10    $       0.08    $      (0.03)   $       0.18
                                                       ============    ============    ============    ============

DIVIDENDS PAID:
  COMMON SHARES                                        $    335,153    $    332,303    $    999,760    $    995,411
  PREFERRED SHARES                                            1,250            --            28,928            --
                                                       ============    ============    ============    ============
                                                       $    336,403    $    332,303    $  1,028,688    $    995,411
                                                       ============    ============    ============    ============

DIVIDENDS PAID PER COMMON SHARE                        $       0.03    $       0.03    $       0.09    $       0.09
                                                       ============    ============    ============    ============

See notes to condensed consolidated financial statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                 --------------------------
                                                                                     1997           1996
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $  (286,888)   $ 2,027,734
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                                  159,245        153,103
      Deferred income taxes                                                         (272,000)     1,436,300
      Amortization of deferred gain                                                 (231,308)      (231,308)
      Reversal of provision for nonrecovery of project
        development costs                                                           (940,144)          --
      Amortization of unearned compensation                                             --           60,255
      Accrued power generation revenues                                           (6,678,441)    (6,827,360)
      Accrued lease expenses                                                       6,678,441      6,827,360
      Changes in operating assets and liabilities:
        (Increase) decrease in receivable from utility                              (759,063)       422,596
        Decrease in other current assets                                             101,912        253,762
        Increase in receivable from sale of affiliate                               (220,514)       (12,566)
        Decrease in accounts payable and accrued expenses                           (495,239)    (1,031,808)
        Increase (decrease) in deferred revenue                                      147,278     (2,394,204)
        Decrease in other current liabilities                                           --         (300,000)
        Increase in long-term liabilities                                              8,646          8,676
        Increase in maintenance reserve                                              575,180        268,050
                                                                                 -----------    -----------
          Net cash (used in) provided by operating activities                     (2,212,895)       660,590
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the collection of notes receivable                                    26,825        474,090
  Decrease (increase) in restricted cash                                             313,256       (389,333)
  (Increase) decrease in other assets                                               (129,029)        58,487
  Property, plant and equipment expenditures                                      (1,052,819)       (44,662)
                                                                                 -----------    -----------
          Net cash (used in) provided by investing activities                       (841,767)        98,582
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend payments                                                               (1,028,688)      (995,411)
  Net borrowings under working capital loan                                          368,903        970,167
  Borrowings under long-term credit facility                                       3,000,000           --
  Repayment of secured promissory notes payable and
    other borrowings                                                                    --         (139,517)
  Purchase of treasury stock                                                            --         (287,876)
  Proceeds from the issuance of common stock                                           7,362         14,437
  Proceeds from the collection of notes receivable from officers                        --           72,876
  Proceeds from other borrowings                                                        --           52,813
                                                                                 -----------    -----------
          Net cash provided by (used in) financing activities                      2,347,577       (312,511)
                                                                                 -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (707,085)       446,661

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,178,524      1,011,822
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   471,439    $ 1,458,483
                                                                                 ===========    ===========

See notes to condensed consolidated financial statements

See Note E to condensed consolidated financial statements for noncash financing and investing activities

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation and its subsidiaries ("EPC" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- PROVISION FOR INCOME TAXES
------------------------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial bases and tax bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits are more likely than not. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and net operating loss carryforwards for which the Company expects income tax benefits will be realized in future years.

NOTE C -- EARNINGS (LOSS) PER COMMON SHARE
------------------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with Accounting Principles Board Opinion No.
15. Under this method, all options, warrants and their equivalents are assumed exercised (whether dilutive or antidilutive) with aggregate proceeds used to purchase up to 20% of the Company's outstanding common stock. If the combined effect of the assumed exercise is dilutive, all options, warrants and their equivalents are included in the computation. For purposes of calculating primary earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of primary earnings per share was 11,204,599 and 11,176,211 for the three months ended September 30, 1997 and 1996, respectively and 11,195,410 and 11,288,493 for the nine months ended September 30, 1997 and 1996, respectively. For purposes of calculating fully diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the

------------------------------------------------------

exercise price is less than the higher of the market price of the Company's common stock at the end of the period or the average price of the Company's common stock for the period. The weighted average number of shares of common stock and dilutive common stock equivalents for the calculation of fully diluted earnings per share was 11,242,282 and 11,176,211 for the three months ended September 30, 1997 and 1996, respectively and 11,228,301 and 11,288,493 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE D -- NEW ACCOUNTING STANDARDS
----------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The Statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt the standard beginning with its fourth quarter of 1997. For the three and nine months ended September 30, 1997 and 1996, respectively, the proforma basic and diluted earnings per share amounts would not have been materially different from the earnings per share amounts shown for the periods presented in the accompanying condensed consolidated statements of operations.

NOTE E -- NON CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------

     During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings in the amount of $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor.

     During the third quarter of 1997, a member of the Company's Board of Directors exercised options for the purchase of 80,000 shares of the Company's common stock. In connection with this option exercise, the board member issued a note payable to the Company for $48,575.

NOTE F -- RECLASSIFICATIONS
---------------------------

     The Company has made certain reclassifications in the presentation of its financial statements as of December 31, 1996 and for the three and nine months ended September 30, 1996 in order to conform to the presentation of its financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. The Company has one additional project (the "Milesburg Project") in the development stage which it has contracted to sell as part of the buy-out of its energy purchase contract with a utility (see "Part II, Item 5. Other Information"), but believes that it has limited opportunities for additional similar project development in the United States for the foreseeable future. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 1997 ("1997") with its results of operations for the three and nine months ended September 30, 1996 ("1996") and discusses certain changes in the Company's financial condition since its Annual Report on Form 10-K for the year ended December 31, 1996.

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

SCRUBGRASS MAINTENANCE OUTAGE

     The Company's results of operations for the nine months ended September 30, 1997 were significantly impacted by the Company's maintenance outage for the Scrubgrass plant which occurred during the second quarter of 1997. As discussed in previous filings, the Company had to perform significant repairs to the Scrubgrass generator during this maintenance outage which necessitated that the Scrubgrass plant be inoperative for a period of 37 days. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative for only 12 days to perform pre-scheduled annual maintenance during the outage. While the Company is pleased to report that the extended outage was completed approximately 10 days ahead of the 47 day schedule, the Company's 1997 results were nevertheless significantly impacted by this outage. As a result of the extended outage, the Company estimates that it lost approximately $2,480,000 in revenues, incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage, saved approximately $496,000 in fuel costs by not operating during the outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. See "Results of Operations-Outlook for the Remainder of 1997" for a discussion of the effect of the outage on 1997 operating results and "Liquidity and Capital Resources-Outlook" for a discussion of the cash flow implications resulting from the outage.

RESULTS OF OPERATIONS

     Power generation revenues for the three and nine months ended September 30, 1997 amounted to $12,195,445 and $31,500,839, respectively, as compared to $11,758,162 and $35,602,294 for the three and nine months ended September 30, 1996, respectively. The overall decrease in power generation revenues during the nine months ended September 30, 1997 is primarily attributable to the extended maintenance outage to repair the generator. During the first quarter of 1997, the Scrubgrass plant was inoperative for approximately 6 days to consider generator matters. During the second quarter of 1997, the Scrubgrass annual outage extended approximately 31 days longer than the 6 day outage in May 1996 due primarily to the generator repair. At an average of $80,000 of net revenues per day, this accounts for an approximate reduction in power generation revenues for the nine months ended September 30, 1997 of $3 million by comparison to the same period in 1996. However, the impact of the lost revenues from the Scrubgrass outage was mitigated by a 5% increase in certain rates charged to the utility under the terms of the power sales contract and improvements in the performance of the Scrubgrass plant after the 1997 extended outage. Further, the Company recognized certain revenues of $2,394,204 during the nine months ended September 30, 1996 which were previously deferred under the Scrubgrass power purchase agreement. There were no revenues recognized during the nine months ended September 30, 1997 which were previously deferred under the Scrubgrass power purchase agreement. The increase in revenues during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 primarily relates to the 5% increase in certain rates charged to the utility under the terms of the power sales contract and an increase in the performance of the Scrubgrass plant which operated at 97% average capacity for the third quarter of 1997 versus 88% for the third quarter of 1996. However, the increase for the third quarter in 1997 was offset in part by the recognition of certain revenues of $789,934 during the third quarter of 1996 which were previously deferred under the Scrubgrass power purchase agreement. All power generation revenues earned by the Company in 1997 and 1996 related to the Scrubgrass Project.

     Operating expenses for the three and nine months ended September 30, 1997 amounted to $4,494,388 and $13,559,961, respectively, as compared to $4,165,275 and $13,065,918 for the three and nine months ended September 30, 1996, respectively. The overall increase in 1997 is primarily attributable to higher maintenance costs to complete the extended maintenance outage at the Scrubgrass plant and higher payroll costs primarily attributable to 1997 salary increases for plant personnel. However, the overall increase was substantially offset by lower fuel costs because the Scrubgrass plant operated approximately 37 days less in 1997 by comparison to 1996 and lower operator fees for the Scrubgrass Project because the Company does not anticipate paying a year end bonus to the operator in 1997 in light of the effect of the extended outage on performance targets. The largest effect from these factors occurred during the second quarter of 1997. The overall increase in operating expenses during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is attributable to higher fuel costs because the Scrubgrass plant operated at a higher capacity rate during the third quarter of 1997, higher maintenance costs to replenish certain supplies and the higher payroll costs. The overall increase during the three months ended September 30, 1997 was offset in part by the lower operator fees.

     Lease expense for the three and nine months ended September 30, 1997 amounted to $6,572,055 and $18,051,600, respectively, as compared to $5,972,189 and $18,467,284 for the three and nine months ended September 30, 1996, respectively. The overall decrease in lease expense during 1997 occurred primarily for two reasons. First, lower interest rates incurred in 1997 reduced the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Second, as a result of having less cash available from the operations of the Scrubgrass Project during 1997, the Company's equity rent to the Lessor was substantially reduced through June 1997, and still had not reached prior year levels by the end of September 1997. However, the overall reduction in lease expense was offset in part by higher principal payments in 1997 on the Lessor's senior debt which were passed through to the Company in its facility lease expenses. During the three months ended September 30, 1997, the Company's lease expense was higher by comparison to the three months ended September 30, 1996 primarily as a result of higher equity rents and the higher principal payments on the Lessor's senior debt. The Company's equity rents during the three months ended September 30, 1997 were higher by comparison to the three months ended September 30, 1996 primarily for two reasons. First, as a result of the new term credit facility for the Scrubgrass project described under "Liquidity and Capital Resources-Financing Activities" below, the Scrubgrass project was able to pay equity distributions which were previously deferred during the Scrubgrass outage due to cash shortfalls. Second, as a result of better performance of the Scrubgrass plant during the third quarter of 1997 by comparison to the same period in 1996, the Company had additional cash available for equity distributions.

     General and administrative expenses for the three and nine months ended September 30, 1997 amounted to $260,857 and $1,432,677, respectively as compared to $719,833 and $2,377,509 for the three and nine months ended September 30, 1996, respectively. The overall decrease in general and administrative expenses during 1997 is primarily due to the Company's efforts to reduce its corporate overhead expenses and the capitalization of labor and overhead expenses for development efforts related to the Milesburg project. The Company's major steps to reduce its corporate overhead included a consolidation of its Vermont and New Hampshire offices into one office in New Hampshire (completed by May 1996), a reduction in its executive officer compensation, a reduction in its employee headcount by an equivalent of two full-time employees, and a reduction of its
1997 insurance costs by restructuring insurance programs.   In addition, the
Company has been able to see significant reductions in 1997 management costs for the Scrubgrass project due to additional experience of the Manager's employees and because the negotiation of certain contractual matters required less effort in 1997. The Company continues to incur substantial management and professional fees to defend its position in certain legal matters. Accordingly, the full effect of the Company's efforts to reduce its corporate overhead expenses still has not yet been shown in its recent operating results.

     Reversal of provision for nonrecovery of project development costs relates to the Company's Milesburg project and amounted to $940,144 for the three and nine months ended September 30, 1997, respectively. As announced in a Current Report on Form 8-K filed on September 9, 1997, the Company's subsidiary, Milesburg Energy, Inc. ("Milesburg"), entered into a Buy-Out Agreement with West Penn Power Company ("West Penn") on August 26, 1997. Pursuant to the Buy-Out Agreement, West Penn would purchase Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date (August 29, 1997) the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission ("PUC") approval, plus West Penn would assume ownership of and responsibility for the Milesburg project facility. In light of this Buy-Out Agreement, which establishes a value significantly in excess of the Company's recorded carrying value for its investment in the Milesburg project, the Company has removed its reserve for the impairment in value of this investment during the third quarter of 1997. The reserve was established in 1990 by a charge against earnings due to the uncertainties surrounding whether the Company would realize value from its investment in the Milesburg project.

     Other income for the three and nine months ended September 30, 1996 amounted to $542,100 and $584,294, respectively and related primarily to a legal settlement of $540,000 and Sunnyside Project sales tax refunds of approximately $42,000 arising out of activities prior to the date of sale. There was no other income incurred during 1997.

     Interest income for the three and nine months ended September 30, 1997 amounted to $31,459 and $175,932, respectively, as compared to $125,821 and $345,000 for the three and nine months ended September 30, 1996, respectively. The decrease in 1997 is primarily attributable to lower investments in cash and cash equivalents, lower investments in restricted cash and less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Part II - Item 1. Legal Proceedings"). While the Company believes its position in this litigation is meritorious, the Company also believes it may take an extended period of time to enforce its rights and collect on these notes receivable. Now that the Sunnyside notes receivable have been in arrears for more than one year and are expected to remain in arrears for the foreseeable future, the Company believes it is in the best interest of its investors to classify these notes receivable, along with the related contingent liabilities, as long-term and defer future interest income so that the Company's financial position and ongoing results of operations are presented more conservatively.

     Interest expense for the three and nine months ended September 30, 1997 amounted to $80,676 and $223,628, respectively as compared to $41,626 and $116,748 for the three and nine months ended September 30, 1996, respectively. The increase in interest expense during 1997 is primarily attributable to higher average balances outstanding on the Lessee Working Capital Loan and the new term credit facility which are both described further under "Liquidity and Capital Resources-Financing Activities" below. The overall increase was offset in part by the transfer of debt associated with the capital improvements fund from the financial statements of the Company to the financial statements of the Lessor in 1997. In the future, the interest expense from debt associated with the capital improvements fund will be a lease expense for the Company.

     Warranty income for the nine months ended September 30, 1996 amounted to $900,000 and resulted from a settlement with an engineering and construction contractor for the Scrubgrass plant which was received in March 1996.

     Income tax expense was $674,000 for the three months ended September 30, 1997 and income tax benefit was $292,000 for the nine months ended September 30, 1997 as compared to income tax expense of $652,000 and $1,454,000 for the three and nine months ended September 30, 1996, respectively. The Company incurred a loss before income taxes of $578,888 for the nine months ended September 30, 1997 as compared to income before income taxes of $3,481,734 for the nine months ended September 30, 1996. As such, the Company recorded an income tax benefit in 1997 to account for the recorded tax benefit of additional net operating loss carryforwards. The entire income tax benefit in 1997, which offset income tax expense of $226,000 and $674,000 for the three months ended March 31, 1997 and September 30, 1997, respectively, was recorded during the second quarter when the Company realized a net loss primarily from the extended annual outage at the Scrubgrass plant.

     Net income for the three months ended September 30, 1997 amounted to $1,102,918 and net loss for the nine months ended September 30, 1997 amounted to $286,888 as compared to net income of $900,837 and $2,027,734 for the three and nine months ended September 30, 1996, respectively. The overall decrease of approximately $2.3 million in net results for the nine months ended September 30, 1997 by comparison to same period in 1996 is largely attributable to the absence in 1997 of certain revenues of $2,394,204 recognized in the 1996 period which were previously deferred under the Scrubgrass power purchase agreement, the absence in 1997 of warranty income amounting to $900,000, the absence in 1997 of proceeds from a legal settlement of approximately $340,000 net of legal fees, higher principal payments in 1997 of $790,000 on the Lessor's senior debt which were passed through to the Company in its facility lease expenses and the lost net revenues and additional expenses from the Scrubgrass extended outage. The overall decrease was offset in part primarily by the 5% increase in certain rates charged to the utility under the terms of the power sales contract, improvements in the performance of the Scrubgrass plant during non-outage periods, lower general and administrative expenses, lower operator fees, lower fuel costs, lower interest rates related to certain facility leases expenses, and the reversal of the provision for nonrecovery of project development costs. While many of the items discussed above affected net results proportionately through-out each nine month period, the reversal of the provision for nonrecovery of project development costs was recorded during the three months ended September 30, 1997 and the proceeds from a legal settlement of approximately $340,000 net of legal fees was recorded during the three months ended September 30, 1996. These two factors most significantly affected a third quarter comparison between 1997 and 1996. The components of the net income or loss for each period were discussed more fully in the previous narrative under "Results of Operations".

  Outlook for the Remainder of 1997

     Absent the effects of the extended Scrubgrass outage, the Company believes that it would have shown significant profits for the year ended 1997. Yet, the Company believes it would have been less profitable in 1997 than in 1996. In 1996, the Company enjoyed the benefit of certain non-recurring revenues, including the recognition of $3,064,965 of revenues which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In addition, the Company expects to incur additional lease expense in 1997 of approximately $790,000 as a result of additional principal payments due on one of the Lessor's term loans. However, as demonstrated in the operating results for the nine months ended September 30, 1997, the absence of the 1996 non-recurring revenues and the impact of the additional 1997 lease expense have been partially offset by several factors with a favorable impact on its results of operations in 1997. These factors include an increase in certain power generation revenues resulting from an approximate 5% increase in the contracted rates charged for energy produced by the Scrubgrass Project, a reduction in lease expense from anticipated lower equity rents and bank fees, and a reduction of general and administrative expenses largely because approximately $800,000 of such expenses incurred in 1996 are not expected to recur in 1997. Furthermore, the Company has realized or is expecting to realize other benefits from additional factors with a favorable impact on its results of operations in 1997 including earnings from the reversal of the reserve related to the Milesburg project and reductions in certain recurring administrative expenses through management efforts which have been discussed previously under "Results of Operations". However, as discussed under the caption "Scrubgrass Maintenance Outage", the Company incurred a net charge to operations of approximately $3.7 million as a result of the extended maintenance outage at the Scrubgrass plant, for which approximately $3.1 million and $600,000 were charged to operations
during 1997 and 1996, respectively.    As such, absent the effects of the
extended maintenance outage at the Scrubgrass plant, the Company estimates it would have realized a net profit before taxes of approximately $2.5 million for the nine months ended September 30, 1997. Furthermore, the Scrubgrass plant has been operating close to 100% of its capacity since the Scrubgrass outage was completed. In light of the favorable performance of the Scrubgrass Project, which the Company has no reason to believe will not continue, the Company expects that it is likely to show a modest profit for the year ended December 31, 1997.

     Furthermore, as discussed in Part II under the caption "Item 5-Other Information", the Milesburg Buy-Out Agreement was approved by the PUC on October 24, 1997 with the PUC's approval subject to reconsideration for 15 days and appeal for 30 days. To date, to the Company's knowledge, no party has expressed its intention to request a reconsideration or appeal of the PUC's Order. Should no party request a reconsideration or appeal of the PUC's Order within the appropriate times periods, the PUC's order would become non-appealable on or
about November 24, 1997.   Accordingly, consistent with the terms of the Buy-Out
Agreement, West Penn Power would be obligated to pay the proceeds from the Buy-Out Agreement to Milesburg within five days from the date that the PUC Order becomes non-appealable. In such event, the transaction would be reportable in the Company's financial statements for the year ended

December 31, 1997. The Company currently estimates that after expensing development costs, it would realize a net gain of approximately $5 million after taxes from the Milesburg Buy-Out Agreement. However, due to the availability of net operating loss carryforwards and the existence of certain temporary tax differences, the Company expects that approximately $2.5 million of income tax expense will be recorded as a reduction of its deferred tax asset and not payable in cash. Furthermore, the Company estimates that approximately $2.7 million of the proceeds from the Milesburg Buy-Out Agreement will represent a reimbursement of development costs previously incurred by the Company. As such, the Company expects to retain approximately $10.2 million of the proceeds from the Milesburg Buy-Out Agreement (see discussion under "Liquidity and Capital Resources - Outlook"). Such figures are, however, subject to change in the event additional costs or expenses are incurred prior to the date the transaction is concluded, or if cost or expense estimates otherwise change. Any gain from the Milesburg transaction would increase the forecasted profit discussed in the previous paragraph.


RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note D to the Condensed Consolidated Financial Statements for recently issued accounting standards which the Company will be required to adopt in 1997.


LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

     Cash used by operating activities amounted to $2,212,895 during the nine months ended September 30, 1997 as compared to cash provided by operating activities of $660,590 during the nine months ended September 30, 1996. During the nine months ended September 30, 1997 and 1996, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings. The following changes in operating assets and liabilities most notably impacted cash used by operating activities during the nine months ended September 30, 1997:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,651,942 as of September 30, 1997 as compared to $5,892,879 as of December 31, 1996. The increase in receivable from utility as of September 30, 1997 is primarily due to revenues during August and September 1997 which were higher by comparison to those during November and December 1996 primarily as a result of improvements in the performance of the Scrubgrass facility. Additionally, revenues during November 1996 were lower than an average month because of a short maintenance outage which lasted approximately 3 days.

   Other current assets - The Company's other current assets amounted to $809,561 as of September 30, 1997 as compared to $911,473 as of December 31, 1996. The overall decrease is largely attributable to a reduction in fuel inventory levels which were higher than usual at December 31, 1996 because the Company had advance purchased certain inventory during 1996 to obtain favorable pricing. However, the overall decrease was slightly offset by an increase in prepaid insurance because certain insurance premiums were paid in advance when the insurance program for the Scrubgrass project was restructured in April 1997.

   Deferred income tax asset - The Company's deferred income tax asset amounted to $4,112,105 as of September 30, 1997 as compared to $3,840,105 as of December 31, 1996. The increase of $272,000 is largely attributable to the recorded tax benefit of additional net operating loss carryforwards which were derived from the Company's net loss during the nine months ended September 30, 1997.

   Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,538,436 as of September 30, 1997 as compared to $6,033,675 as of December 31, 1996. The decrease is primarily attributable to a corresponding increase in the outstanding balance of the working capital loan for the Scrubgrass project (see further discussion under "Liquidity and Capital Resources-Financing Activities" below). The decrease is also related to certain accruals as of December 31, 1996, primarily for income taxes and operator bonuses, which do not need to be recorded as of September 30, 1997 because the Company is not expecting to be as profitable in 1997 by comparison to 1996.

   Deferred gain, net - The Company's deferred gain, net amounted to $5,782,700 as of September 30, 1997 as compared to $6,014,008 as of December 31, 1996. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

   Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "Investing Activities-Restricted Cash"). The maintenance reserve increased to $2,109,009 as of September 30, 1997 from $1,533,829 as of December 31, 1996 primarily due to scheduled reserves provided for the ongoing maintenance of the plant.

 Investing Activities

     The Company used $841,767 for investing activities during the nine months ended September 30, 1997 and received $98,582 from investing activities during the nine months ended September 30, 1996. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $26,825 and $474,090 from notes receivable related to the Scrubgrass Project during the nine months ended September 30, 1997 and 1996, respectively. The notes receivable related to the Sunnyside Project, which as of September 30, 1997 had a principal balance of $2,937,500 and a receivable balance related to uncollected interest and the disputed portion of the purchase price adjustment aggregating $718,276, are the subject of a legal proceeding. See "Certain Factors

   That May Impact Future Results" and "Part II - Item 1. Legal Proceedings" for further information.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund to ensure that funds are available in the future for scheduled major equipment overhauls. During the nine months ended September 30, 1997, the Company's payments for major equipment overhauls exceeded its deposits to the restricted major maintenance fund and interest thereon by $313,256. Whereas, for the nine months ended September 30, 1996, the Company's deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $389,333. The net decrease to the restricted cash fund during 1997 occurred primarily as a result of expenditures for major overhauls incurred during the Scrubgrass outage.

   Property plant and equipment - The Company invested $1,052,819 and $44,662 in property, plant and equipment expenditures during the nine months ended September 30, 1997 and 1996, respectively. The expenditures primarily relate to development activities for the Company's Milesburg Project for which development efforts have significantly increased in 1997. During 1997, the Company also made leasehold improvements to the Scrubgrass facility in the amount of $125,000.

   Other assets - The Company invested $129,029 in other assets during the nine months ended September 30, 1997 and received $58,487 from its investment in other assets during the nine months ended September 30, 1996. The 1997 investment consisted primarily of loan origination costs for the new term credit facility discussed further under "Financing Activities".

Financing Activities

     The Company received $2,347,577 from financing activities during the nine months ended September 30, 1997 and utilized $312,511 in financing activities during the nine months ended September 30, 1996. The Company's financing activities are concentrated primarily in the following areas:

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement increased to $3,065,046 as of September 30, 1997 from $2,696,143 as of December 31, 1996. The increase in outstanding borrowings under the Lessee Working Capital Loan is due to timing because the Company's accounts payable and accrued expenses balance reflects a corresponding decrease as of September 30, 1997.

   Term Credit Facility - In June 1997, the Lessor entered into a credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project over a three year period to cover an expected cash deficiency which would result from the extended annual outage of the Scrubgrass Project and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of September 30, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000.

   Dividends - Beginning in 1996, the Company initiated a quarterly dividend policy which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend policy, the Company declared and paid dividends of $999,760 and $995,411 during the nine months ended September 30, 1997 and 1996, respectively. During 1997, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $28,928. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date during the second quarter of 1997.

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

   Notes payable - In addition to the term credit facility described previously, the Company presently has other long-term obligations related to its Milesburg Project, Sunnyside Project and Scrubgrass Project in the amounts of $5,858,767, $751,261 and $1,267,813, respectively. The Company also had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied during 1996, for which $139,517 was paid during the nine months ended September 30, 1996. The Milesburg Project long-term obligations are noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg Project. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project. The next installment for the Scrubgrass Project long-term obligation is not due until 1998.

  Outlook

   During 1997, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings, cash which may become available from the Scrubgrass Project and cash which may become available from the Milesburg Buy-Out Agreement. The Company offers the following information pertaining to cash which may become available from the Milesburg Buy-Out Agreement and the Scrubgrass project.

   Milesburg Project

   As discussed under the caption "Results of Operations", Milesburg entered into a Buy-Out Agreement with West Penn on August 26, 1997 whereby West Penn would purchase Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million and West Penn would assume ownership of and responsibility for the Project site. Furthermore, as discussed in Part II under the caption "Item 5-Other Information", the Buy-Out Agreement was approved by the PUC on October 24, 1997 with the PUC's approval subject to reconsideration for 15 days and appeal for 30 days. On a consolidated basis, the Company currently estimates that after paying various project expenses and development costs and after distributing a portion of the net proceeds to its joint development partner, it would retain approximately $10.2 million of the proceeds from the Milesburg Buy-Out Agreement after taxes. Should no party request a reconsideration or appeal of the PUC's Order within the appropriate times periods, the PUC's order would become non-appealable on or about November 24, 1997. Accordingly, consistent with the terms of the Buy-Out Agreement, West Penn Power would be obligated to pay the proceeds from the Buy-Out Agreement to Milesburg within five days from the date that the PUC Order becomes non-appealable.

   Scrubgrass Project

   As discussed more fully in the Company's 1996 Annual Report on Form 10-K, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied. Furthermore, as described in this Item under "Scrubgrass Maintenance Outage", the Company made significant repairs to the generator of the Scrubgrass Project during its 1997 annual plant outage which began on April 11, 1997 and ended on May 18, 1997, and which resulted in estimated lost profits of approximately $3.1 million and $600,000 during 1997 and 1996, respectively. As a result of these lost profits, the Company would have experienced a significant cash shortfall beginning in July 1997 when many of its current liabilities were due. However, in June 1997, the Lessor entered into a credit facility with the lenders of the Scrubgrass Project which made additional funds available to the Scrubgrass Project over a three year period to cover the expected cash deficiencies resulting from the extended annual outage of the Scrubgrass Project. Under the terms of this credit facility, the Company can borrow up to $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of September 30, 1997, the Company has borrowed the maximum amount under this credit facility. In addition, the Company has received extended terms from the Scrubgrass generator manufacturer which allow the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. As a result of these additional borrowings, the Company was able to satisfy the liabilities of the Scrubgrass Project incurred during the time frame of the outage within their normal terms with long-term debt payable over periods ranging from three to five years. Furthermore, the Scrubgrass plant has been performing close to 100% of its capacity since the generator repair was made. While the Company is presently negotiating with the generator manufacturer because of continuing excess discharge test results from the generator, it is currently expected that such problem can be remedied without an extended outage period or material additional cost to the Company. Assuming the favorable performance of the Scrubgrass plant, which is expected to continue, the Company expects that the Scrubgrass Project will be capable of supporting the increases in the debt service requirements without compromising any of its existing debt covenants. As such, notwithstanding the Milesburg Project receipts, the Company expects that it will receive sufficient cash from the Scrubgrass Project, which when combined with its available cash balances and investment earnings, would be sufficient to sustain its business activities on a long-term
basis.   See "Certain Factors That May Affect Future Results" below.

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

  Dependence Upon Key Employees

     The success of the Company is largely dependent upon a staff of four full-time employees and one part-time employee, including three executive officers. The loss of any of these employees could adversely affect the Company's operations.

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

  Legal Proceedings

     As discussed in "Part II-Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $1,187,500 and $441,832, respectively as of September 30, 1997. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is being disputed in the legal proceeding with the purchasers who also seek rescission of the purchase and sale agreement and unspecified damages. Although the Company's available cash and cash provided by either operating or financing activities has been sufficient to fund the Company's business activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $7,569,194 as of September 30, 1997. In addition, except during 1996 when the Scrubgrass Project became profitable, the Company has incurred losses in recent years. Financial results can be affected by numerous factors, including without limitation general economic conditions, general industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

     The Company has been pursuing efforts towards either the buy-out of Milesburg's power purchase agreement with West Penn or the development of the Milesburg Project. As discussed under the caption "Results of Operations", Milesburg entered into a Buy-Out Agreement with West Penn on August 26, 1997 whereby West Penn would purchase Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million and West Penn would assume ownership of and responsibility for the Project site. Furthermore, as discussed in Part II under the caption "Item 5-Other Information", the Buy-Out Agreement was approved by the PUC on October 24, 1997 with the PUC's approval subject to reconsideration for 15 days and appeal for 30 days. While, to the Company's knowledge, no party has expressed its intention to request a reconsideration or appeal of the PUC's Order, there can be no assurance that either of these actions will not occur. In the event the PUC approval is appealed or reconsidered, and the Company and its joint development partner seek to continue development efforts, there can be no assurance that the Company will be able to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required for the successful completion of this project. Absent the Buy-Out Agreement, the Company's efforts to develop the Milesburg Project have been proceeding on schedule and the Company is prepared to continue to develop the Milesburg Project if the Buy-Out transaction is not completed. However, in the event the Buy-Out transaction is not completed and development efforts continue, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of the Milesburg Project, or cause the Company to abandon the Milesburg Project and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

  Project Financing

     The successful development of the Milesburg Project would require substantial financing. Presently, if the Company and its joint development partner were to develop the Milesburg Project, the Company believes the Milesburg Project could be financed. However, there can be no assurance that such financing can be successfully arranged. Any such financing is likely to be collateralized by the assets of the Milesburg Project, with repayment to be from the revenues attributable to the Milesburg Project. The Company may also be required to give up significant equity interests in the Milesburg Project or make other concessions in order to arrange the financing.

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

  Customer Concentration

     The Company's power generation revenues are earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company. The Company expects that the concentration of its revenues with this customer will continue for the foreseeable future. Although, if the Company's Milesburg Project were to be developed, it would present an opportunity in the future for the Company to expand its revenue sources and lessen its revenue concentration. However, there can be no assurance that the Milesburg Project will be successfully developed.

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing in 2012, a $20.8 million term loan maturing in 2005, a $10.7 million variable rate term loan maturing in 2004 and $0.9 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing in 2004 and $3 million in advances from the Lessor under the variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $20.8 million term loan and $0.9 million in remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. However, the Scrubgrass Project's financing agreements have terms which limit interest rate increases by requiring the Lessor to enter into interest rate protection agreements if interest rates exceed certain levels as defined in such financing agreements. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $441,832, respectively at September 30, 1997. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.


ITEM 2.  CHANGES IN SECURITIES

    (c) On September 9, 1997, Robert Weisberg, a Director of the Company, exercised options to purchase 50,000 shares of common stock for an aggregate exercise price of $29,375, pursuant to Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

     In a Current Report on Form 8-K filed on September 9, 1997, the Company disclosed that Milesburg entered into a Buy-Out Agreement on August 26, 1997 with West Penn whereby West Penn would purchase Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date (August 29, 1997) the Buy-Out Agreement was filed for PUC approval (the "Cash Proceeds"), plus West Penn would assume ownership of and responsibility for the Milesburg Project facility. The Buy-Out Agreement is subject to, among other closing conditions, West Penn obtaining a final non-appealable Order of the PUC approving the Buy-Out Agreement and the pass-through of the Cash Proceeds to West Penn customers. Under the terms of the Buy-Out Agreement, West Penn would pay the Cash Proceeds within five days after the date (the "Termination Date") when West Penn obtains a final non-appealable Order of the PUC approving the Buy-Out Agreement.

     On October 24, 1997, the PUC entered a favorable Order with respect to PUC Docket No. P-870216 approving the Buy-Out Agreement between Milesburg and West Penn. Pursuant to certain Pennsylvania statutes and regulations, any party to the matter under consideration with respect to Docket No. P-870216 may petition the PUC to reconsider the Order at any time through November 10, 1997. The PUC Order may also be appealed by any party through November 24, 1997. At this time, to the Company's knowledge, no party has expressed its intention to request a reconsideration or appeal of the PUC's Order.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Buy-Out Agreement dated August 26, 1997 between Milesburg
                   Energy, Inc. and West Penn Power Company (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 9,
                   1997).


(b) Exhibit 11 - Computation of Earnings Per Share

(c) Reports on Form 8-K

           (i) On September 9, 1997, the registrant reported on Form 8-K that its subsidiary, Milesburg Energy,Inc., entered into a Buy-Out Agreement with West Penn Power Company.

           (ii) On October 9, 1997, the registrant reported on Form 8-K that it removed its reserve for the impairment in value of its investment in the Milesburg Project during August 1997. The registrant also reported on this Form 8-K that, although it had failed to comply with the minimum capital and surplus requirement of the NASDAQ SmallCap Market as of June 30, 1997, it was in compliance with this requirement as of August 31, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


November 12, 1997                              /s/ William D. Linehan
                                              ---------------------------------
                                                William D. Linehan
                                                Treasurer and
                                                Chief Financial Officer
                                                (principal accounting officer
                                                and authorized officer)