Form 10-K
period 1997-12-31
ENVIRONMENTAL POWER CORP
filed 1998-03-31
CIK 805012

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended             December 31, 1997
                                  --------------------------

                                         OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

               For the transition period from                to
                                              ---------------  ----------------

               Commission File Number  0-15472
                                      ---------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

         Delaware                                             04-2782065
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
                 (Address of principal executive offices)
                                  (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_]

Yes [X]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on March 23, 1998 was $4,017,396.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 23, 1998 there were 11,406,783 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 1998 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                                    PART I

Item 1.  BUSINESS

  Environmental Power Corporation (individually "EPC" or consolidated "the Company") owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company had varying ownership interests (100% to approximately 40%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified Utility Companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility company which had contracted to purchase electricity from the Milesburg Project. On December 5, 1997, pursuant to the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility company and the ongoing litigation was terminated.

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

     On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises, Inc. and Bechtel Enterprises, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The Scrubgrass Project is managed by U.S. Generating Company ("U.S. Gen"), a wholly owned subsidiary of PG&E Enterprises.

     Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates averaging approximately 4.68 cents/Kwh and escalating at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the lease renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility reached commercial operation.

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

     Until December 22, 1995 the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing through 2012, a $20.8 million term loan maturing through 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing through 1999. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds ranging from 3.1% to 4%. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000 which was paid in January 1996, and a note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project.
Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced Buzzard's note payable to $1,267,811 as of December 31, 1997.

     In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying Consolidated Statement of Operations.

     During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believed that the Scrubgrass facility's generator exhibited certain conditions which indicated that a similar failure might occur at some time in the future. As a result, the Scrubgrass facility was shutdown for a period of 6 days in February 1997 to consider matters pertaining to the generator. In light of the results of these generator tests, the generator manufacturer recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which began in April, and which caused the Scrubgrass plant to be inoperative for a period of 37 days during the second quarter of 1997. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative in 1997 for a total of only 18 days to perform normal maintenance during
scheduled spring and fall outages.   As such, because the Scrubgrass plant was
inoperative for a total of 43 days as a result of the maintenance outages, the Scrubgrass facility was inoperative for 25 days longer in 1997 than the Company's original plans. At an average of $80,000 of net revenues per day, this accounts for an approximate reduction in 1997 power generation revenues, net of estimated variable fuel expenses not incurred, of approximately $2 million by comparison to previous expectations. As a result of the extended plant outage, the Company also estimates that it incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency resulting from the extended annual outage of the Scrubgrass Project and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000. In addition, the Company has received extended terms from the Scrubgrass generator manufacturer which allow the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. Furthermore, because substantially all of the additional maintenance expenses incurred during the 1997 outage were deemed to be major overhauls, the Company was able to utilize its restricted cash reserves to finance most of these additional expenses. Under the existing terms of its project agreements, the Company will be able to replenish these restricted funds over a seven year period beginning in 1998. During the year ended December 31, 1997, the Company's Consolidated Statement of Operations reflects the effect of the lost net revenues of approximately $2,000,000, the additional maintenance expenses of approximately $700,000 and the related expenses of approximately $300,000 pertaining to the generator matter. As of December 31, 1996, the Company had recorded the present value of the future installments to finance the generator rewind, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to $564,000. The $96,000 balance of the $660,000 generator rewind cost will be recognized as interest expense over the six year term of the financing contract with the generator manufacturer. The Company has included the next installment of $110,000 in its accounts payable and accrued expenses and the present value of the long-term installments of $364,000 in its maintenance reserve in the accompanying Consolidated Balance Sheet as of December 31, 1997.

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

     In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995 and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 was due on December 31, 1996 and the remaining principal of $1,750,000 was due on December 31, 1997. However, as more fully described in Note N to the Consolidated Financial Statements, the purchasers of the Company's interest in SCA have entered into a legal proceeding with the Company. Pending the resolution of the legal proceeding, the purchasers have withheld all payments of principal and interest due on the promissory notes
since June 1996.    As of December 31, 1997, the purchasers have principal and interest payments in arrears of $2,937,500 and $515,068, respectively. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and 1996, respectively, and received $540,000 to settle a legal proceeding in 1996, which have all been included in other income for the appropriate periods in the accompanying consolidated statements of operations.

  Milesburg

     On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) oil-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 (the "MEI Notes") and a subsidiary of the Company assumed pre-acquisition MEI liabilities totaling $180,000. The MEI Notes, pre-acquisition liabilities and certain other liabilities incurred subsequent to the purchase were to become payable only under certain conditions, the most significant of which related to the closing of construction financing and commencement of construction for the Milesburg Project.

     In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("West Penn") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from West Penn's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, West Penn requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered West Penn to execute a new power purchase agreement with MEI. The new power purchase agreement would include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order had been appealed by the same industrial intervenors and West Penn through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and West Penn pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995.

     Despite ongoing efforts to reach a buy-out arrangement with West Penn, the Company had continued to invest its financial resources during 1996 and 1997 to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms could not be reached with West Penn. In July 1996, in furtherance of those objectives, the Company entered into a joint development agreement with U.S. Gen, a wholly-owned subsidiary of PG&E Enterprises, to increase the financial and technical resources available to pursue development activities and continue ongoing discussions with West Penn concerning a buy-out of the power
purchase contract.   During 1996 and 1997, the Company's development efforts for the Milesburg Project increased considerably and the Company, along with its development partner, was able to establish a significant value for the Milesburg Project as a result of successful development efforts.

     On August 26, 1997, following discussions which lasted almost two years, MEI and West Penn reached a Buy-Out Agreement concerning the Milesburg project. Pursuant to the Buy-Out Agreement, West Penn purchased Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West Penn also assumed ownership of and responsibility for the Milesburg project facility, which consisted of land along with a decommissioned oil-fired electric-generating facility erected thereon, for a stated consideration of $1. On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn as consideration under the Buy-Out Agreement. At the date of the asset disposition, before consideration of any settlements of contingent obligations, the Company had Milesburg project development costs included in its property, plant and equipment of $9,670,788 and Milesburg project borrowings included in its secured promissory notes and other borrowings of $5,858,767. Shortly before the date of the asset disposition, the Company entered into a settlement agreement pertaining to certain Milesburg project contingent obligations, including the MEI Notes. As a result of the settlement agreement, the Company's Milesburg project development costs and Milesburg project borrowings were reduced to $6,170,788 and $2,358,767, respectively. In addition, because certain other Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. As a result of the sale of the Milesburg Project, the Company realized net proceeds before taxes of $10,960,120 which were derived as follows:

      Proceeds from the disposal of Milesburg project assets                              $    15,000,001

      Project costs:
         Development costs                                                                      6,170,788
         Fee paid to development partner                                                        1,405,746
                                                                                          ---------------
                   Total project costs                                                          7,576,534
                                                                                          ---------------

                   Gain on sale of project                                                $     7,423,467

      Adjustments to arrive at net proceeds before taxes from the disposal of Milesburg project assets:
           Development cost reimbursements to the Company for
               obligations which had already been paid                                          2,585,469
           Development costs released from liabilities                                            622,417
           Interest income from West Penn                                                         328,767
                                                                                          ---------------

      Net proceeds before taxes from the disposal of Milesburg project assets             $    10,960,120
                                                                                          ===============

        The Company estimated that, after giving effect to the payment of corporate taxes related to the Milesburg transaction which are accrued as of December 31, 1997, the Company would have available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend on the issued and outstanding shares of Company`s Common Stock in the amount of 87 cents per share payable on January 7, 1998 to Stockholders of record on December 30, 1997 out of the proceeds received from the Company's sale of its Milesburg project assets.

        In December 1997, because MEI did not expect to carry on further business activities after the sale of the Milesburg Project, EPC adopted a Plan of Liquidation under section 332 of the Internal Revenue Code of 1986, as amended. Under the Plan of Liquidation, MEI ceased to carry on business activities except to the extent necessary to liquidate its assets, pay its liabilities, distribute its assets remaining after the payment of its liabilities to EPC and complete its dissolution.

Energy Markets

    United States

        Historically in the United States, regulated and government-owned utilities had been the only significant producers of electricity for sale to third parties. The energy crisis of the 1970's led to the enactment of the Federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric energy business by reducing regulatory constraints. In addition, PURPA, as implemented by Federal Energy Regulatory Commission regulations, created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electricity generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). See "Energy Regulation." As a result of PURPA, a significant market for electricity produced by independent power producers like the Company developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA"), to create new exemptions from PUHCA for independent power producers selling electric energy on a wholesale basis, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. The implementation of federal and state policies, which have increased the availability of transmission access for wholesale and retail transactions, could create additional markets and competition for electric energy sales.

    International

        As a result of increasing demand for power generating capacity around the world, the fastest growing area of the electric industry is the international sector. This increase in demand has led to an increased emphasis by foreign governments toward privatization of state-owned utilities. Many energy experts believe that the international market represents a significant percentage of the world's new and replacement power needs. At the same time, the national, provincial and local laws of each host country, unique political and currency exchange requirements, and the application of new world-wide environmental standards to international projects, create significant risks and obligations which may be difficult to manage. Presently, the Company is not involved in the international sector and has no immediate plans to become involved in the international sector. However, the Company continues to evaluate any business opportunities, as they arise, in the international sector.

Competition

        The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives to provide electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed under the caption "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, as discussed under the caption "Energy Regulation", proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC will seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe it will be significantly impacted by competition in the wholesale energy market in the near term since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

        The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. However, the Company is currently evaluating whether it should seek development opportunities in new areas.

        Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, the Company considers merger and acquisition proposals when they appear to present an opportunity to enhance shareholder value.

Energy Regulation

        The Company's projects are subject to regulation under federal and state energy laws and regulations. The Company's facilities are, or have been, either self-certified as a Qualifying Facility under the PURPA, or formally certified as a Qualifying Facility by the Federal Energy Regulatory Commission ("FERC"). Pursuant to PURPA, FERC has promulgated regulations which exempt certain Qualifying Facilities from the Federal Power Act of 1920, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to qualify under PURPA, the Company's facilities must meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of Qualifying Facilities, PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.

        The Company believes that changes in PURPA, PUHCA and other related federal statutes could occur in the next several years. The nature and impact of such changes on the Company's projects is unknown at this time. Presently, there are several legislative proposals pending in Congress which propose amendments to certain regulations promulgated by PURPA. If Congress amends PURPA, the statutory requirement that electric utilities purchase electricity from Qualifying Facilities at full avoided cost could be repealed or modified. While current legislative proposals specify the honoring of existing contracts, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure for electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments which reduce the contracted rates under the Scrubgrass power purchase agreement, the Company's results of operations and financial position could be negatively impacted.

        State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. Although the FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, although thought to be unlikely, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities and the sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with PENELEC, the Scrubgrass Project is indirectly subject to state legislation in the Commonwealth of Pennsylvania.

        In recent years, in response to changes in the electric industry, the Commonwealth of Pennsylvania has passed new legislation most notably in the area of deregulating the generation portion of the electric business. On December 3, 1996, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act has required that all electric utilities file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market.

        Presently, none of the new or proposed legislation directly impacts the Company since the legislation pertains to the retail market or new contracts in the wholesale market. However, as discussed previously, the Company could be impacted in the future by, among other things, increases in competition as a result of deregulation, or increasing pressure on electric utilities to renegotiate existing power contracts. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

        The Company's projects are subject to regulation under federal, state and local environmental and mining laws and regulations and must also comply with the applicable federal, state and local laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the non-compliances are corrected. The Company is responsible for ensuring compliance of its facilities with all applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Employees

        As of December 31, 1997, and at the time of making this filing, the Company had four full-time employees and one part-time employee, including three executive officers. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

Item 2. PROPERTIES

        The Company, through a subsidiary, leases the Scrubgrass waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The Company, through a subsidiary, owns approximately 80 acres in Fayette County, Pennsylvania for which it has abandoned efforts to development electric generating facilities utilizing coal mine-fire technology. Until December 5, 1997, the Company owned through a subsidiary, the decommissioned Milesburg oil-fired electric generating facility located on approximately 10 acres in Centre County, Pennsylvania. The Milesburg facility was sold to West Penn pursuant to a Buy-Out Agreement dated August 26, 1997. (See "Item 1. Business" for a further discussion of the Company's projects).

        The Company is a tenant pursuant to a three-year lease, which commenced in February 1996, at its headquarters in Portsmouth, New Hampshire for which the current monthly payments are $1,500.

Item 3. LEGAL PROCEEDINGS

        On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively in this Item 3 hereafter "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in SCA, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $515,068, respectively at December 31, 1997 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.

        The Company is a plaintiff in additional litigation related to contract matters. However, other than the aforementioned litigation involving the sale of the Company's interest in SCA, the Company is not engaged in any other litigation which management believes would, if resolved adversely to the Company, have a material impact on the financial position or results of operations of the Company.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

        The Common Stock of the Company (the "Common Stock") trades on The Nasdaq Stock Market ("Nasdaq") under the symbol POWR. As of March 23, 1998 there were approximately 260 record holders and approximately 850 beneficial holders of the Company's Common Stock. The Company has been designated as a SmallCap issuer on Nasdaq.

        The following table shows the quarterly high and low sales prices during 1996 and 1997 as reported to the Company by Nasdaq:


        Year              Period                                                 High          Low
        ----              ------                                                 ----          ---

        1996         First Quarter                                               11/16         1/4
                     Second Quarter                                             1-5/16         5/8
                     Third Quarter                                               31/32         7/16
                     Fourth Quarter                                             1-3/16         7/16

        1997         First Quarter                                                 1           3/4
                     Second Quarter                                               7/8          9/16
                     Third Quarter                                               1-1/2         11/16
                     Fourth Quarter                                              2-1/4         1-1/16

        In December 1995, the Company declared and paid an initial dividend of 8 cents per share. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. During 1996, the Company initiated a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared quarterly dividends of 3 cents per share during each of the quarters in the years ended December 31, 1996 and 1997. In addition, the Company also declared a special year end dividend of 2 cents per share out of operating profits in 1996 and a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg buy-out (See "Item 1. Business - Milesburg") which resulted in aggregate dividends of 14 cents per share in 1996 and 99 cents per share in 1997.

        Under the laws of its state of incorporation, EPC may pay dividends out of its surplus, as defined by statute, on an unconsolidated basis. As of December 31, 1997, although the Company's consolidated capital position reflected a deficit of $3,878,126, EPC maintained a surplus on an unconsolidated basis. As discussed under the caption "Item 1. Business - Scrubgrass", Buzzard receives distributions of 50 percent of the net cash flows from the operations of the Scrubgrass Project and is not required to reinvest such proceeds to finance operating losses of the project. As such, although Buzzard has an accumulated deficit of $854,307 as of December 31, 1997, Buzzard has received cumulative cash distributions of $4,299,397 from the Scrubgrass Project which have all been distributed as dividends to EPC. Furthermore, as discussed under the caption "Item 1. Business - Milesburg", the Company sold the Milesburg project at a substantial gain and adopted a Plan of Liquidation of MEI which resulted in significant liquidating distributions to EPC. As a result of the dividend income received from Buzzard and the liquidating distributions received from MEI, EPC's surplus determined on an unconsolidated basis has been sufficient to support the dividends declared and paid to date. The payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the Company's then current and projected operating performance and capital requirements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

        On August 22, 1997, the Securities Exchange Commission approved new listing standards for companies who are designated as SmallCap issuers on Nasdaq. These changes, which became effective on February 23, 1998, strengthened the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. In addition, the corporate governance requirements previously applicable only to companies designated as National Market issuers on Nasdaq will now extend to SmallCap issuers on Nasdaq. Prior to February 23, 1998,

SmallCap issuers whose securities traded below a $1 minimum bid price (such as the Company) could remain listed if they met an alternative test based on the market value of public float and capital and surplus. However, this alternative to the $1 minimum bid price standard has been eliminated under the new listing standards. As such, SmallCap issuers whose securities trade below a $1 minimum bid price for a period of 30 consecutive trading days will now be subject to delisting from Nasdaq. However, Nasdaq has indicated that SmallCap issuers who fail to meet this $1 minimum bid price standard will be given a grace period of 90 calendar days in which to regain compliance by reporting a minimum bid price of $1 for greater than 10 consecutive trading days during this 90 day grace period. In recent months, the bid price of the Company's stock has been below $1 for extended periods of time. If the Company's stock remains below $1 for 30 consecutive trading days, and the Company cannot regain compliance by reporting a minimum bid price of $1 for greater than 10 consecutive trading days during the 90 day grace period, the Company's Common Stock would be subject to delisting by Nasdaq. The Company's management does not expect that the Company's listing status would be impacted in the near term by any other Nasdaq continuing listing requirement for SmallCap issuers which became effective as of February 23, 1998.

        On December 22, 1997, Peter Blampied, a Director of the Company, exercised options to purchase 10,000 shares of Common Stock for an aggregate exercise price of $6,875, pursuant to Section 4(2) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA

        The following selected financial data for the five years ended December 31, 1997 is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and other financial information included elsewhere herein.

                                                                                Year Ended December 31
                                                      ------------------------------------------------------------------------------
                                                           1997           1996            1995            1994              1993
                                                      ------------    ------------   ------------    -------------   ---------------
                                                                          (000's omitted except per share data)
Results of Operations Data:

Power generation revenues                             $    43,763     $    47,854    $    40,693     $     30,705    $        1,571
                                                      ------------    ------------   ------------    -------------   ---------------

Costs and expenses:
     Operating expenses                                    17,756          18,190         16,975           16,123             1,088
     Lease expenses                                        24,488          24,793         23,020           10,538               ---
     General and administrative expenses                    1,995           3,062          3,668            2,998             1,613
     Reversal of provision for nonrecovery of
           project development costs                         (940)            ---            ---              ---               ---
     Depreciation and amortization                            258             205            167            3,018               428
                                                      ------------    ------------   ------------    -------------   ---------------
                                                           43,557          46,250         43,830           32,677             3,129
                                                      ------------    ------------   ------------    -------------   ---------------

Operating income (loss)                                       206           1,604         (3,137)          (1,972)           (1,558)

Other income (expense):
     Other income                                             622             484          1,285            5,311                 1
     Interest income                                          581             499            468              695               161
     Interest expense                                        (424)           (336)          (107)          (8,830)           (1,376)
     Amortization of deferred gain                            308             308            308              154               ---
     Warranty income                                          ---             900            ---              ---               ---
     Realized gain on sale of marketable securities           ---             ---            ---              ---             1,678
     Gain on sale of affiliate/project                      7,424             ---            ---            3,946               ---
     Minority interest                                        ---             ---            ---            1,866               ---
     Equity in net loss of affiliate                          ---             ---            ---              (84)              ---
                                                      ------------    ------------   ------------    -------------   ---------------
                                                            8,511           1,855          1,954            3,058               464
                                                      ------------    ------------   ------------    -------------   ---------------

Income (loss) before income taxes                           8,717           3,459         (1,183)           1,086            (1,094)

Income tax expense (benefit)                                4,103           1,894           (448)             416              (414)
                                                      ------------    ------------   ------------    -------------   ---------------

Net income (loss)                                     $     4,614     $     1,565    $      (735)    $        670    $         (680)
                                                      ============    ============   ============    =============   ===============

Basic and diluted earnings (loss) per common share    $      0.41     $      0.14    $     (0.07)    $       0.06    $        (0.11)
Dividends paid or payable per common share            $      0.99     $      0.14    $      0.08     $        ---    $          ---
Weighted average number of shares outstanding              11,260          11,286         11,197           11,321             8,592

Balance Sheet Data:

Total assets                                          $    61,583     $    52,503    $    45,226     $     35,962    $      149,788
Working capital                                               536           1,406          3,224            1,212             7,201
Long-term obligations                                      40,032          35,331         24,405           11,533           130,360
Deferred gain (1)                                           5,706           6,014          6,322            6,631             6,785
Deferred revenue (1)                                          ---             ---          3,065            2,826               ---
Deferred interest revenue (1)                                 221             ---            ---              ---               ---
Shareholders' (deficit) equity                             (3,878)          2,680          2,797            4,443             3,303

-----------

(1) See Notes A and B of Notes to Consolidated Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

Overview of the Company

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the inception of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility which had contracted to purchase electricity from the Milesburg Project which was finalized on December 5, 1997. Under the terms of the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility and terminated the ongoing litigation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the years ending December 31, 1997, 1996 and 1995 and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

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

Results of Operations

   Year ended December 31, 1997 ("1997") compared with the year ended December 31, 1996 ("1996")

     Net income in 1997 amounted to $4,613,863 or 41 cents per share as compared to net income of $1,565,279 or 14 cents per share in 1996. The overall increase in net income during 1997 is primarily attributable to the gain on the sale of the Milesburg project, the reversal of the provision for non-recovery of Milesburg project development costs, and a reduction in general and administrative expenses primarily as a result of both the Company's efforts to reduce its corporate overhead expenses and the capitalization of labor and overhead expenses related to the Milesburg project. The Company's overall increase in net income during 1997 was offset in part by an operating loss from the Scrubgrass project primarily as a result of the generator repair discussed under "Item 1. Business - Scrubgrass" which reduced the Company's power
generation revenues and affected certain of the Company's expenses.   In
comparing the Company's net income for 1997 to 1996, it is important to point out that the Company's results of operations during 1996 were beneficially effected by certain non-recurring revenues which included the recognition of certain revenues of $3,064,965 which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In light of the Company's favorable earnings and available cash, the Company declared dividends on its Common Stock in 1997 of $11,265,865 or 99 cents per share as compared to dividends in 1996 of $1,549,250 or 14 cents per share.

     Power generation revenues in 1997 amounted to $43,763,223 as compared to $47,853,639 in 1996 and all pertained to the Scrubgrass Project. The overall decrease in power generation revenues during 1997 is largely attributable to the extended maintenance outage to repair the Scrubgrass generator and a reduction of power generation revenues recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement ($8,905,911 in 1997 as compared to $9,294,789 in 1996). In addition, the 1996 power generation revenues were higher by comparison to 1997 because the Company recognized certain revenues of $3,064,965 during 1996 which were previously deferred under the Scrubgrass power purchase agreement. With reference to the impact of the extended maintenance outage, the Scrubgrass plant was inoperative for approximately 6 days during the first quarter of 1997 to consider generator matters. During the second quarter of 1997, the Scrubgrass annual outage also extended approximately 31 days longer than the 6 day outage in May 1996 due primarily to the generator repair. At an average of $100,000 of revenues per day, the 37 additional outage days in 1997 account for an approximate reduction in power generation revenues for the year ended year ended December 31, 1997 of $3.7 million by comparison to the same period in 1996. However, the impact of the lost revenues from the Scrubgrass outage was mitigated by a 5% increase in certain rates charged to the utility under the terms of the power purchase agreement and improvements in the performance of the Scrubgrass plant after the 1997 extended outage. Specifically, the Scrubgrass plant operated at a 97.5% average capacity for the six months ended December 31, 1997 versus 90.9% for the six months ended December 31, 1996.

     Operating expenses in 1997 amounted to $17,755,882 as compared to $18,190,037 in 1996. The overall decrease is primarily attributable to lower fuel costs and operator bonuses because the overall capacity rate in 1997 was lower by comparison to 1996 as a result of the extended maintenance outage to repair the generator. However, the decrease was offset in part by higher maintenance costs to complete the extended maintenance outage at the Scrubgrass plant, an increase in contracted rates for certain fuel costs and higher personnel costs incurred under the O&M.

     Lease expense in 1997 amounted to $24,488,005 as compared to $24,792,248 in 1996. The overall decrease in lease expense during 1997 is primarily due to a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses ($8,905,911 in 1997 as compared to $9,294,789 in 1996) and the lowering of average interest rates which occurred in 1997 and which reduced the Lessor's loan costs that were passed through to the Company in its facility lease expenses. The decrease was offset in part by an increase in the principal payments under the Scrubgrass Project term loan which increased the Lessor's loan costs that were passed through to the Company in its facility lease expenses.

     General and administrative expenses in 1997 amounted to $1,995,491 as compared to $3,061,931 in 1996. The overall decrease in general and administrative expenses during 1997 is primarily due to the Company's efforts to reduce its corporate overhead expenses and the capitalization of labor and overhead expenses aggregating to $327,583 for development efforts related to the Milesburg project. The Company's major steps to reduce its corporate overhead included a consolidation of its Vermont and New Hampshire offices into one office in New Hampshire (completed by May 1996), a reduction in its executive officer compensation, a reduction in its employee headcount by an equivalent of two full-time employees, and a reduction of its 1997 insurance costs by
restructuring insurance programs.   In addition, the Company has realized
reductions in 1997 management costs for the Scrubgrass project due to additional experience of the Manager's employees and because the negotiation of certain contractual matters required less effort in 1997. The Company continues to incur substantial management and professional fees to defend its position in certain legal matters. Accordingly, the full effect of the Company's efforts to reduce its corporate overhead expenses still has not yet been shown in its recent operating results.

     Reversal of provision for nonrecovery of project development costs relates to the Company's Milesburg project and amounted to $940,144 in 1997. As discussed under "Item 1. Business - Milesburg", the Company sold the Milesburg project to West Penn pursuant to a Buy-Out Agreement dated August 26, 1997. In light of this Buy-Out Agreement, which established a value significantly in excess of the Company's recorded carrying value for its investment in the Milesburg project, the Company removed its reserve for the impairment in value of this investment during the third quarter of 1997. The reserve was established in 1990 by a charge against earnings due to the uncertainties surrounding whether the Company would realize value from its investment in this project.

     Other income amounted to $622,417 in 1997 and consisted of revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development. Other income in 1996 consisted primarily of proceeds from a legal settlement of $540,000 and Sunnyside Project sales tax refunds of approximately $42,000 arising out of activities prior to the date of sale. Other income in 1996 was offset in part by a provision made for the continued decline in value of the Company's preferred stock investment in Hamilton Technologies, Inc., a privately held Massachusetts developer of computer aided software engineering
(CASE) software.

     Interest income in 1997 amounted to $581,336 as compared to interest income of $498,975 in 1996. The increase in interest income is primarily attributable to interest of $328,767 received from West Penn because the proceeds of $15 million committed pursuant to the Buy-Out Agreement dated August 26, 1997 were not received until December 5, 1997. Excluding the aforementioned interest received from West Penn, the Company's interest income decreased in 1997 primarily due to lower investments in cash and cash equivalents, lower investments in restricted cash and less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Part I - Item 3. Legal Proceedings"). While the Company believes its position in this litigation is meritorious, the Company also believes it may take an extended period of time to enforce its rights and collect on these notes receivable. Now that the Sunnyside notes receivable have been in arrears for more than one year and are expected to remain in arrears for the foreseeable future, the Company believes it is in the best interest of its investors to classify these notes receivable, along with the related contingent liabilities, as long-term and defer future interest income so that the Company's financial position and ongoing results of operations are presented more conservatively.

     Interest expense in 1997 amounted to $424,395 as compared to interest expense of $336,449 in 1996. The increase in 1997 is primarily attributable to additional long-term debt for the Scrubgrass Project amounting to $3,000,000. A discussion of this additional long-term debt is included under the caption "Liquidity and Capital Resources - Financing Activities".

     Gain on sale of project amounted to $7,423,467 in 1997 and pertains to a gain recognized as a result of the Company's sale of the Milesburg project. The sale of the Milesburg project and the calculation of the gain is discussed further under the caption "Item 1. Business - Milesburg".

     Warranty income in 1996 amounted to $900,000 and resulted from a settlement with an engineering and construction contractor for the Scrubgrass plant which was received in March 1996. There was no warranty income in 1997.

     Income tax expense in 1997 amounted to $4,103,684, or 47.1% of income before income taxes, as compared to an income tax expense of $1,894,035, or 54.8% of income before income taxes, in 1996. The increase in income tax expense resulted primarily from higher earnings during 1997. The 1996 effective tax rate was higher by comparison to the 1997 rate primarily as a result of the additional charges to deferred state tax expense and because the taxability of temporary differences reversing in 1996 occurred in states with higher tax rates. The overall decrease in the 1997 effective tax rate was offset in part by a difference between the gain for financial reporting purposes and the gain for tax reporting purposes on the sale of the Milesburg project which contributed to a higher effective tax rate in 1997. A significant portion of the Company's income tax expense during 1997 and 1996 resulted in a decrease in the Company's deferred tax asset rather than in cash outlays. See "Liquidity and Capital Resources" for a further discussion.

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

     Operating expenses in 1996 amounted to $18,190,037 as compared to $16,975,186 in 1995. The overall increase is primarily due to higher fuel costs and operator fees because of the higher capacity rate in 1996 and the recognition of maintenance expenses associated with the anticipated repair of the Scrubgrass generator. During 1996, due to maintenance modifications and additional operating experience, fuel costs were only 27% of power generation revenues, as compared to 30% of power generation revenues in 1995. Moreover, the operating expenses incurred during the 1995 annual plant outage were significantly greater by comparison to those incurred during the 1996 annual plant outage. For both of these reasons, the increase in 1996 operating expenses was not as significant as the increase in power generation revenues.

     Lease expense in 1996 amounted to $24,792,248 as compared to $23,020,132 in 1995. The overall increase in lease expense during 1996 is primarily due to an increase in equity rents paid to the lessor based on the favorable performance of the Scrubgrass plant in 1996. The increase is partially offset by a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses ($9,294,789 in 1996 as compared to $9,850,365 in 1995) and the lowering of interest rates which occurred in 1996 and which reduced the lessor's loan costs that were passed through to the Company in its facility lease expenses.

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

    1998 Outlook

         With a view towards 1998, the Company expects to achieve continuing earnings as a result of profits from Scrubgrass project operations and management of corporate general and administrative expenses. The Company offers the following prospective information concerning significant components of its 1998 Consolidated Statement of Operations which are being compared to historical results of operations in 1997:

   Power generation revenues - Power generation revenues are expected to increase in 1998 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement, improvements in the performance of the Scrubgrass facility and the absence of an extended maintenance outage in 1998.

   Operating expenses - Operating expenses are expected to increase in 1998 as a result of a 3% increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the O&M and anticipated increases in personnel costs at the Scrubgrass plant. In addition, because the Company does not expect another extended maintenance outage in 1998, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. However, absent an extended outage in 1998, the Company would expect to incur lower maintenance expenses in 1998. The Company also expects that certain improvements made in 1997 to its fuel handling systems may offset a portion of the increases in fuel costs in 1998.

   Lease expenses - Lease expenses are expected to increase as a result of higher principal payments on the Lessor's term loans which will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. In addition, the Company expects to incur scheduled increases in equity rents for the Scrubgrass Project in 1998. However, largely due to required repayments of $1.2 million on the Company's $3 million credit facility, the Company expects that there would be less cash available from the Scrubgrass Project during 1998. As such, the scheduled increases in equity rent are expected to be offset by a reduction in the additional rent paid to the Lessor which amounts to 50 percent of the net cash flows from the Scrubgrass Project (See further discussion under "Liquidity and Capital Resources - 1998 Outlook").

   General and administrative expenses - General and administrative expenses are expected to reflect a modest increase in 1998 because certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, will be redirected to operating activities during 1998.

   Other revenue - In 1997, the Company enjoyed the benefit of certain non-recurring revenues which included the gain on the sale of the Milesburg project, the reversal of the provision for non-recovery of Milesburg project development costs, interest earnings from proceeds on the sale of the Milesburg project and revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development. The Company does not expect these items to recur in 1998.

Recently Issued Accounting Standards

     See Note B to the Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in 1998.

Liquidity and Capital Resources

  Operating Activities

     Cash used in operating activities amounted to $1,202,561 in 1997 as compared to cash provided by operating activities of $1,324,158 in 1996. During 1997 and 1996, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings. During 1997, primarily because of the financial impact of the generator repair at the Scrubgrass project which is discussed further under "Part I - Item 1. Business - Scrubgrass", the Company incurred a net reduction of cash from its operating activities. The Company offers the following information to discuss the changes in operating assets and liabilities which most notably impacted its cash position during the year ended December 31, 1997:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,538,645 as of December 31, 1997 as compared to $5,892,879 as of December 31, 1996. The increase in receivable from utility as of December 31, 1997 is primarily due to revenues during November and December 1997 which were higher by comparison to those during November and December 1996 as a result of higher contracted rates under the power purchase agreement and improvements in the performance of the Scrubgrass facility. Additionally, revenues during November 1996 were lower by comparison to November 1997 because of a short maintenance outage which lasted approximately 3 days.

   Deferred income tax asset - The Company's deferred income tax asset amounted to $817,755 as of December 31, 1997 as compared to $3,840,105 as of December 31, 1996. The decrease is largely attributable to the utilization of net operating loss carryforwards and the reversal of the tax benefits associated with the provision for nonrecovery of project development costs, which were both recorded during 1997.

   Other assets - The Company's other assets amounted to $701,437 as of December 31, 1997 as compared to $583,383 as of December 31, 1996. The Company's other assets consist primarily of deferred financing costs and long-term deposits in connection with fuel reserves for the Scrubgrass Project. The increase in other assets during 1997 primarily pertains to additional financing costs which were incurred in connection with restructuring certain debt related to the Scrubgrass Project.

   Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $6,325,062 as of December 31, 1997 as compared to $5,781,933 as of December 31, 1996. Due to higher taxable earnings in 1997, the increase during 1997 is largely attributable to income tax accruals which were greater as of December 31, 1997 by comparison to December 31, 1996. The Company believes the overall increase during 1997 was offset in part by reduced spending in 1997 which resulted in lower accounts payable balances as of December 31, 1997.

   Deferred gain, net - The Company's deferred gain, net amounted to $5,705,598 as of December 31, 1997 as compared to $6,014,008 as of December 31, 1996. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

   Receivable from sale of affiliate and deferred interest revenue - The Company's receivable from sale of affiliate amounted to $791,512 as of December 31, 1997 as compared to $497,762 as of December 31, 1996. The increase is attributable to interest payable by the purchasers of the Sunnyside project during 1997. The Company's deferred interest revenue amounted to $220,514 as of December 31, 1997 as compared to $0 as of December 31, 1996. The increase is attributable to interest payable by the purchasers of the Sunnyside project during 1997, but deferred for financial reporting purposes. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See further discussion under "Results of Operations" and "Part I - Item 3. Legal Proceedings").

   Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "Investing Activities-Restricted Cash"). The maintenance reserve increased to $1,995,818 as of December 31, 1997 from $1,533,829 as of December 31, 1996 primarily due to scheduled reserves provided for the ongoing maintenance of the plant.

 Investing Activities

     The Company received $12,206,487 from investing activities during 1997, used $388,939 in investing activities during 1996 and received $3,038,345 from investing activities during 1995. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $36,129 and $482,681 from notes receivable related to the Scrubgrass Project in 1997 and 1996, respectively. During 1995, the Company collected $312,500 from notes receivable related to the 1994 sale of the Sunnyside Project. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $515,068 as of December 31, 1997, are the subject of a legal proceeding. See "Certain Factors That May Impact Future Results", "Item
   3. Legal Proceedings" and Note N to the Company's Consolidated Financial Statements for further information.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the year ended December 31, 1997, the Company's payments for major equipment overhauls exceeded its deposits to the restricted major maintenance fund and interest thereon by $158,238. Whereas, for the year ended December 31, 1996, the Company's deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $614,561. The net decrease to the restricted cash fund during 1997 occurred primarily as a result of expenditures for major overhauls incurred during the 1997 Scrubgrass outage. The restricted cash fund was established at the time of the refinancing of the Scrubgrass Project in December 1995. As such, there were no deposits or withdrawals from restricted cash during 1995.

   Proceeds from sale of project - On December 5, 1997, the Company received $15,000,001 for the sale of the Milesburg project. The Company's sale of the Milesburg project is discussed further under the caption "Item 1. Business - Milesburg". The Company also received $2,792,294 from the sale of its interest in the Sunnyside project on January 5, 1995. The Company's sale of its interest in the Sunnyside project is discussed further under the caption "Item 1. Business - Sunnyside".

   Property, plant and equipment - The Company invested $2,987,881, $257,059 and $66,449 in property, plant and equipment expenditures during the years ended December 31, 1997, 1996 and 1995, respectively. The expenditures primarily relate to development activities for the Company's Milesburg Project for which development efforts were accelerated during the latter part of 1996. During 1997, the Company's property plant and equipment expenditures also included certain improvements to the Scrubgrass facility which amounted to $125,000.

 Financing Activities

     The Company utilized $90,177, $768,517 and $2,632,099 in financing activities during the years ended December 31, 1997, 1996 and 1995, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - The Company declared and paid its first dividend of 8 cents per share in December 1995 which amounted to $923,786. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. Beginning during 1996, the Company initiated a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared quarterly dividends of 3 cents per share during each of the quarters in the years ended December 31, 1996 and 1997. In addition, the Company also declared a special year end dividend of 2 cents per share in 1996 out of operating profits and a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg buy-out which resulted in aggregate dividends of $1,549,250 or 14 cents per share in 1996 and $11,265,865 or 99 cents per share in 1997. As of December 31, 1997, the Company had dividends payable of $10,266,105 or 90 cents per share which were declared on December 10, 1997 and paid on January 7, 1998. During 1997, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $30,178. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date during the second quarter of 1997.

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. During 1997, the Company reduced its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,696,143 as of December 31, 1996 to $2,311,666 as of December 31, 1997. The
   Company believes it was in a position to reduce it outstanding borrowings under the Lessee Working Capital Loan Agreement primarily as a result of better financial management which reduced certain 1997 spending levels. The financial impact of the Scrubgrass extended outage did not prevent the Company from reducing its borrowings under the Lessee Working Capital Loan Agreement because the Company was able to finance the impact of this extended outage with the $3 million term credit facility described below, available restricted cash balances and extended terms for the generator repair from the generator manufacturer.

   Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000.

   Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,005,916 and $1,267,811, respectively as December 31, 1997. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project. The next installment for the Scrubgrass Project long-term obligation amounts to $39,585 and is payable during 1998. The Company had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied during 1996, for which aggregate payments of $139,517 and $186,000 were made during 1996 and 1995, respectively. Until August 26, 1997, the Company had long-term obligations related to the Milesburg project aggregating to $5,858,767. As a result of a settlement agreement dated August 26, 1997, the Milesburg project obligations were reduced to $2,358,767. In addition, because certain Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. The remainder of the Milesburg project obligations, which amounted to $1,800,000, were paid during 1997. On January 5, 1995, the Company paid $1,475,000 in final settlement of a note obligation pertaining to its Preferred Stock.

   Common Stock - The Company received proceeds from the issuance of its Common Stock aggregating $124,238, $14,437 and $25,750 during 1997, 1996 and 1995, respectively. The Common Stock was issued solely pursuant to exercises of stock options.

   Treasury Stock - The Company from time to time makes purchases of its own common stock. The Company did not purchase any treasury stock during 1997. During 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock. During 1995, the Company made open market purchases of its Common Stock for $93,395.

 1998 Outlook

   During 1998, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in Note A to the Consolidated Financial Statements, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied.

   As discussed under the caption "Results of Operations - 1998 Outlook", the Company expects that the Scrubgrass Project will be profitable in 1998 and will generate cash flows from its operating activities. However, the Company anticipates that a significant portion of the expected cash flows in 1998 will be utilized for debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to pay down the $3 million term credit facility to $2,400,000 by July 1, 1998 and to $1,800,000 by January 4, 1999 and make an installment payment in 1998 of $39,585 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will be required to make additional scheduled deposits of $82,275 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed under "Item 1. Business - Scrubgrass", Buzzard is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in 1998 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments.

     The Company continues to address the issue of Year 2000 compliance. During the year ended December 31, 1996, the Company replaced all of the software at its corporate office with software which is Year 2000 compliant. The Company has reviewed all of the software at the Scrubgrass facility for Year 2000 compliance and is in the process of either upgrading or replacing this software in accordance with a schedule which would ensure Year 2000 compliance prior to the year 2000. The Company does not expect that any future expenditures for software upgrades or replacements at the Scrubgrass facility related to Year 2000 compliance would have a material impact on the Company's results of operations or financial position. The Company continues to consider whether there are issues with Year 2000 compliance at its customer, or any of its vendors, which could adversely affect its operations. Presently, the Company's management is unable to assess whether there would be any impact on its operations if its customer, or any of its vendors, fail to ensure that their computer systems are Year 2000 compliant.

   The Company is optimistic about the future performance of the Scrubgrass Project which is expected to achieve consistent earnings for the foreseeable future. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with cash reserves which the Company estimates were approximately $1 million at December 31, 1997, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the

Company's then current and projected operating performance and capital requirements. See "Certain Factors That May Affect Future Results" below.

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

  Third Party Project Management

     The Company has entered into a management services agreement with U.S. Gen to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with U.S. Operating Services to operate the facility. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against the manager and operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse effect on the Company.

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

  Legal Proceedings

     As discussed in Item 3 and Note N to the Company's Consolidated Financial Statements, the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $515,068, respectively as of December 31, 1997. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $2,737,478 as of December 31, 1997. While the Company was profitable overall during 1997, the Company incurred a loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

     From time to time, the Company invests its resources to develop power
generating facilities or invest in other projects of a development nature.   The
successful development of power generating facilities or similar projects typically require the Company to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required to complete such projects. However, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of projects under development, or cause the Company to abandon the pursuit of such development projects and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing through 2012, an $18.6 million remaining term loan maturing through 2005, a $10.7 million variable rate term loan maturing through 2004 and $.7 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing through 2004 and $3 million in advances from the Lessor under a variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $18.6 million remaining term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $18.6 million remaining term loan and $.7 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

Fuel Quality

  The Company obtains waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal which supplies the Scrubgrass power generation facility. The facility operator maintains certain controls over obtaining higher quality waste coal. However certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. The Company cannot predict the extent to which poor fuel quality may impact its future operating results.

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of
capacity which has led to intense competition in this market.   The principal
sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives to providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed under the caption "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, as discussed under the caption "Energy Regulation", proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC will seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

     The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. However, the Company is currently evaluating whether it should seek development opportunities in new areas.

     Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, the Company considers merger and acquisition proposals when they appear to present an opportunity to enhance shareholder value.

Energy Regulation

     The Company's projects are subject to regulation under federal and state energy laws and regulations. The Company's facilities are either self-certified as a Qualifying Facility under the PURPA, or formally certified as a Qualifying Facility by the Federal Energy Regulatory Commission ("FERC"). Pursuant to PURPA, FERC has promulgated regulations which exempt certain Qualifying Facilities from the Federal Power Act of 1920, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to qualify under PURPA, the Company's facilities must meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of Qualifying Facilities, PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.

     The Company believes that changes in PURPA, PUHCA and other related federal statutes could occur in the next several years. The nature and impact of such changes on the Company's projects is unknown at this time. Presently, there are several legislative proposals pending in Congress which propose amendments to certain regulations promulgated by PURPA. If Congress amends PURPA, the statutory requirement that electric utilities purchase electricity from Qualifying Facilities at full avoided cost could be repealed or modified. While current legislative proposals specify the honoring of existing contracts, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure for electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments which reduce the contracted rates under the Scrubgrass power purchase agreement, the Company's results of operations and financial position could be negatively impacted.

         State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. Although the FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, although thought to be unlikely, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities and the sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with PENELEC, the Scrubgrass Project is indirectly subject to state legislation in the Commonwealth of Pennsylvania.

         In recent years, in response to changes in the electric industry, the Commonwealth of Pennsylvania has passed new legislation most notably in the area of deregulating the generation portion of the electric business. On December 3, 1996, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act has required that all electric utilities file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market.

         Presently, none of the new or proposed legislation directly impacts the Company since the legislation pertains to the retail market or new contracts in the wholesale market. However, as discussed previously, the Company could be impacted in the future by, among other things, increases in competition as a result of deregulation, or increasing pressure on electric utilities to renegotiate existing power contracts. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

Environmental Regulation

         The Company's projects are subject to regulation under federal, state and local environmental and mining laws and regulations and must also comply with the applicable federal, state and local laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the non-compliances are corrected. The Company is responsible for ensuring compliance of its facilities with all applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 14 - Exhibits, Index to Financial Statements, and Reports on Form 8-K.

                         Index to Financial Statements


                                                                                                      Page
                                                                                                      ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
Independent Auditors' Report                                                                          F-1
Consolidated Balance Sheets as of  December 31, 1997 and 1996                                         F-2
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995            F-3
Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended
December 31, 1997, 1996 and 1995                                                                      F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995            F-5
Notes to Consolidated Financial Statements                                                            F-6

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           N/A

                                 PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

  Information with respect to the directors of the Company may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 1998. Such information is incorporated herein by reference.

The executive officers of the Company are as follows:


     Name                     Age               Position
     ----                     ---               --------
Joseph E. Cresci              55    Chairman and Chief Executive Officer

Donald A. Livingston          55    President and Chief Operating Officer

William D. Linehan            32    Treasurer, Secretary and Chief Financial Officer

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

Item 11.   EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 1998. Such information is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 1998. Such information is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 1998. Such information is incorporated herein by reference.

                                    PART IV

Item 14. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this annual report:

     (a) 1.    Consolidated Financial Statements


                    ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report                                                                               F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996                                               F-2
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995                 F-3
Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended
December 31, 1997, 1996 and 1995                                                                           F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                 F-5
Notes to Consolidated Financial Statements                                                                 F-6

  (a) 2. Financial Statement Schedules

  The Company is not required to file any financial statement schedules which are outlined in Article 5 of the Securities and Exchange Commission regulations.

  (a) 3.    Exhibits

  The following Exhibits are included in this report:


            Exhibit                                                               Incorporation
            Number      Description                                                 Reference
           --------     -----------                                               -------------
            3.01      Certificate of Incorporation, as amended.                         A

            4.02      Bylaws of the Registrant, as amended.                             B

            10.01     Joint Development Agreement among Milesburg Energy, Inc.,         E
                      U.S. Gen and Environmental Power Corporation dated July 30,
                      1996 (a written request for confidential treatment of certain proprietary information in this agreement has been filed with the United States Securities and Exchange Commission)

            10.12     Stock Purchase Agreement for 20,000 shares of common stock of     F
                      Milesburg Energy, Inc., between Environmental Power
                      Corporation and Neil W. Hedrick, Richard Mase and Sylvia B.
                      Mase, dated April 30, 1987.

            10.13     Non-resource Secured Note of Environmental Power Corporation      F
                      to Neil W. Hedrick, Richard Mase and Sylvia B. Mase for
                      $220,000, dated April 30, 1987.

            10.14     Non-resource Secured Note of Environmental Power Corporation      F
                      to Neil W. Hedrick, Richard Mase and Sylvia B. Mase for
                      $4,900,000, dated April 30, 1987.

            10.15     Note of Milesburg Energy, Inc., to Antrim Mining, Inc., for       F
                      $41,000, dated April 30, 1987.


          10.16    Note of Milesburg Energy, Inc., to Richard Mase and Sylvia B.     F
                   Mase for $139,000, dated April 30, 1987.

          10.17    Electric Energy Purchase Agreement between West Penn Power        F
                   Company and Milesburg Energy, dated February 25, 1987.

          10.18    Agreement for the Sale of Electric Energy from the Scrubgrass     F
                   Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass
                   Generating Company, L.P. on December 15, 1990 and assigned by
                   Scrubgrass Generating Company, L.P. to Buzzard Power
                   Corporation on June 17, 1994.

          10.19    Supplemental Agreement for the Sale of Electric Energy from       F
                   the Scrubgrass Generating Plant by and between Pennsylvania
                   Electric Company and Scrubgrass Power Corporation dated
                   February 22, 1989, as amended by letter agreement dated March
                   28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990
                   and assigned by Scrubgrass Generating Company, L.P. to
                   Buzzard Power Corporation on June 17, 1994.

          10.20    Second Supplemental Agreement for the Sale of Electric Energy     F
                   from the Scrubgrass Generating Plant by and between
                   Pennsylvania Electric Company and Scrubgrass Power
                   Corporation dated September 27, 1989 which was assigned by
                   Scrubgrass Power Corporation to Scrubgrass Generating
                   Company, L.P. on December 15, 1990 and assigned by Scrubgrass
                   Generating Company, L.P. to Buzzard Power Corporation on June
                   17, 1994.

          10.21    Third Supplemental Agreement for the Sale of Electric Energy      F
                   from the Scrubgrass Generating Plant by and between
                   Pennsylvania Electric Company and Scrubgrass Power
                   Corporation dated August 13, 1990 which was assigned by
                   Scrubgrass Power Corporation to Scrubgrass Generating
                   Company, L.P. on December 15, 1990 and assigned by Scrubgrass
                   Generating Company, L.P. to Buzzard Power Corporation on June
                   17, 1994.

          10.22    Amendment to the Third Supplemental Agreement for the Sale of     F
                   Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power
                   Corporation dated November 27, 1990 which was assigned by
                   Scrubgrass Power Corporation to Scrubgrass Generating
                   Company, L.P. on December 15, 1990 and assigned by Scrubgrass
                   Generating Company, L.P. to Buzzard Power Corporation on June
                   17, 1994.

          10.23    Letter Agreement dated December 20, 1990 amending the             F
                   Agreement for the Sale of Electric Energy from the Scrubgrass
                   Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as
                   amended and supplemented from time to time through November
                   27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990
                   and assigned by Scrubgrass Generating Company, L.P. to
                   Buzzard Power Corporation on June 17, 1994.

          10.57    1990 Stock Plan with forms of Incentive Stock Option              F
                   Agreement and Non-Qualified Stock Option Agreement.


          10.60    Management Services Agreement by and between Scrubgrass           F
                   Generating Company, L.P. and PG&E-Bechtel Generating Company
                   dated December 15, 1990 which was assigned by Scrubgrass
                   Generating Company, L.P. to Buzzard Power Corporation on June
                   17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. Exhibit A to this agreement was omitted because it was previously filed as Exhibit 10.67.

          10.61    Agreement for Operation and Maintenance of the Scrubgrass         F
                   Cogeneration Plant between Scrubgrass Generating Company,
                   L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to
                   Buzzard Power Corporation on June 17, 1994.  Bechtel Power
                   Corporation has assigned its rights to this agreement
                   ultimately to U.S. Operating Services Company.

          10.62    First Amendment to the Agreement for Operation and                F
                   Maintenance of the Scrubgrass Cogeneration Plant between
                   Buzzard Power Corporation and U.S. Operating Services Company
                   dated December 22, 1995.

          10.67    Appendix I to the Amended and Restated Participation              D
                   Agreement, dated as of December 22, 1995, among Buzzard Power
                   Corporation, Scrubgrass Generating Company, L.P.,
                   Environmental Power Corporation, Bankers Trust Company and
                   Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.

          10.70    Stock Pledge Agreement, dated December 19, 1991, between
                   Environmental Power Corporation and Scrubgrass Generating
                   Company, L.P.

          10.71    Amended and Restated Participation Agreement, dated as of         D
                   December 22, 1995, among Buzzard Power Corporation,
                   Scrubgrass Generating Company, L.P., Environmental Power
                   Corporation, Bankers Trust Company and Credit Lyonnais.

          10.72    Amendment No. 1, dated as of May 22, 1997, to the Amended and     G
                   Restated Participation Agreement, dated as of December 22,
                   1995, among Buzzard Power Corporation, Scrubgrass Generating
                   Company, L.P., Environmental Power Corporation, Bankers Trust
                   Company and Credit Lyonnais.

          10.73    Director Option Plan.                                             B

          10.80    Amended and Restated Lease Agreement between Scrubgrass           F
                   Generating Company, L.P., a Delaware limited partnership, as
                   Lessor, and Buzzard Power Corporation, a Delaware
                   corporation, as Lessee, dated as of December 22, 1995.
                   Schedules and similar attachments listed in the Lease have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the
                   Securities and Exchange Commission upon request.

          10.81    Purchase and Sale Agreement by and among NRG Sunnyside Inc.       C
                   and B&W Sunnyside L.P. and Kaiser Systems, Inc., Kaiser Power
                   of Sunnyside, Inc., Sunnyside Power Corporation and
                   Environmental Power Corporation, dated December 31, 1994.
                   Schedules and similar attachments of the Purchase and Sale
                   Agreement have been omitted; the Company agrees to furnish supplementally a copy of any omitted schedule to the
                   Securities and Exchange Commission upon request.

          10.82    Lease between Meadow Holdings Corporation and Environmental       F
                   Power Corporation, dated February 20, 1996.


          10.83    Amended and Restated Disbursement and Security Agreement          F
                   between Scrubgrass Generating Company, L.P., as Lessor,
                   Buzzard Power Corporation, as Lessee, Bankers Trust Company
                   as Disbursement Agent and Credit Lyonnais acting through its
                   New York Branch as Agent, dated as of December 22, 1995.
                   Schedules and similar attachments listed in this agreement have been omitted and the Company agrees to furnish
                   supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

          10.84    Amended and Restated Lessee Working Capital Loan Agreement        F
                   between Scrubgrass Generating Company, L.P., as Lender, and
                   Buzzard Power Corporation, as Lessee, dated as of December
                   22, 1995.

          10.85    Amendment No. 1, dated as of May 22, 1997, to the Amended and     G
                   Restated Disbursement and Security Agreement between
                   Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power
                   Corporation, as Lessee, Bankers Trust Company as Disbursement
                   Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.

          10.86    Debt Service (Tranche A) Loan Note, dated June 3, 1997, to        G
                   Credit Lyonnais acting through its New York Branch, as Bank, from Scrubgrass Generating Company, L.P., as Borrower.

          10.87    Debt Service (Tranche B) Loan Note, dated June 3, 1997, to        G
                   Credit Lyonnais acting through its New York Branch, as Bank, from Scrubgrass Generating Company, L.P., as Borrower.

          10.88    Debt Service (Tranche B) Loan Note, dated June 3, 1997, to        G
                   National Westminster Bank acting through its New York Branch, as Bank, from Scrubgrass Generating Company, L.P., as
                   Borrower.

          10.89    Buy-Out Agreement, dated as of August 26, 1997, between West      H
                   Penn Power Company and Milesburg Energy, Inc.

          10.90    Letter Agreement, dated as of August 26, 1997, among              I
                   Environmental Power Corporation, Richard Mase, Sylvia B.
                   Mase, Neil W. Hedrick and Antrim Mining, Inc.

          11       Computation of Earnings per Share

          21       Subsidiaries of the Registrant

          23.1     Consent of Deloitte & Touche LLP

          27       Financial Data Schedule

          99.01    Order of Pennsylvania Public Utility Commission in connection     F
                   with Milesburg Energy, Inc., adopted September 21, 1989.

          Incorporation References:

          A        Previously filed as part of Registration Statement No. 33-9808 (the
                   "Registration Statement"), filed with the Securities and Exchange
                   Commission on October 28, 1986.

          B        Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1993.

          C        Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1994.

          D        Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1995.


  E            Previously filed as part of the Company's Report on Form 10-Q for the period ended September 30, 1996.

  F            Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1996.

  G            Previously filed as part of the Company's Report on Form 10-Q for the period ended June 30, 1997.

  H            Previously filed as part of the Company's Report on Form 8-K dated as of
               September 8, 1997.

  I            Previously filed as part of the Company's Report on Form 8-K dated as of
               December 19, 1997.

 (b)  Reports on Form 8-K

    (i) On December 19, 1997, the Registrant reported that on December 5, 1997, its subsidiary, Milesburg Energy, Inc., received aggregate proceeds of $15,328,768 from West Penn Power Company as consideration under a Buy-Out Agreement between the parties dated August 26, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                 ENVIRONMENTAL POWER CORPORATION

   March 25, 1998                 By       /s/ Joseph E. Cresci
                                      --------------------------------
                                           Joseph E. Cresci, Chairman
                                           and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

         Signature                  Title                    Date

  /s/ Joseph E. Cresci              Chairman, Chief          March 25, 1998
----------------------------        Executive Officer,
     Joseph E. Cresci               & Director (Principal
                                    Executive Officer)


  /s/ Donald A. Livingston          President & Chief        March 25, 1998
----------------------------        Operating Officer
    Donald A. Livingston


   /s/  William D. Linehan          Treasurer, Chief         March 25, 1998
----------------------------        Financial Officer
     William D. Linehan             & Secretary (Principal
                                    Financial Officer)


 /s/ Peter J. Blampied              Director                 March 25, 1998
----------------------------
     Peter J. Blampied

/s/ Edward E. Koehler               Director                 March 25, 1998
----------------------------
    Edward E. Koehler

/s/ Robert I. Weisberg              Director                 March 25, 1998
----------------------------
    Robert I. Weisberg

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
  Environmental Power Corporation


We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries as of December 31, 1997 and 1996 and the related statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


New York, New York
March 23, 1998

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                                      December 31                December 31
                                                                                         1997                        1996
                                                                                  --------------------        -------------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents (Note B)                                        $          12,092,273       $          1,178,524
    Restricted cash (Note B)                                                                  486,659                  1,864,899
    Receivable from utility                                                                 6,538,645                  5,892,879
    Notes receivable (Note A)                                                                  39,128                     36,129
    Other current assets (Note C)                                                             881,938                    911,473
                                                                                  --------------------        -------------------
                                     TOTAL CURRENT ASSETS                                  20,038,643                  9,883,904

PROPERTY, PLANT  AND  EQUIPMENT, NET (Notes A, B, D and I)                                    129,936                  7,312,299

DEFERRED INCOME TAX ASSET (Notes B and J)                                                     817,755                  3,840,105

LEASE RIGHTS, NET (Notes A and B)                                                           2,757,519                  2,906,523

RECEIVABLE FROM SALE OF AFFILIATE (Notes A and N)                                             791,512                    497,762

NOTES  RECEIVABLE (Notes A and N)                                                           2,983,562                  3,022,690

ACCRUED POWER GENERATION REVENUES (Note B)                                                 33,362,389                 24,456,478

OTHER ASSETS (Notes A and E)                                                                  701,437                    583,383
                                                                                  --------------------        -------------------

                                                                                $          61,582,753       $         52,503,144
                                                                                  ====================        ===================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses (Note F)                              $           6,325,062       $          5,781,933
    Dividends payable on common stock (Note K)                                             10,266,105                     --
    Other current liabilities (Note G)                                                      2,911,666                  2,696,143
                                                                                  --------------------        -------------------
                                   TOTAL CURRENT LIABILITIES                               19,502,833                  8,478,076

DEFERRED INTEREST REVENUE (Note B)                                                            220,514                     --

DEFERRED GAIN, NET (Note B)                                                                 5,705,598                  6,014,008

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS (Notes A and H)                                                    4,673,727                  9,340,937

ACCRUED  LEASE  EXPENSE (Note B)                                                           33,362,389                 24,456,478

MAINTENANCE RESERVE (Note B)                                                                1,995,818                  1,533,829
                                                                                  --------------------        -------------------
                                   TOTAL LIABILITIES                                       65,460,879                 49,823,328

SHAREHOLDERS' (DEFICIT) EQUITY (Note K)
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at December 31, 1997 and December 31, 1996, respectively)                     --                          --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at December 31, 1997 and December 31, 1996, respectively)                         100                        100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 and 12,195,423 shares issued at December 31, 1997 and
          December 31, 1996,respectively; 11,406,783 and 11,076,783 shares
         outstanding at December 31, 1997 and December 31, 1996, respectively)                125,254                    121,954
    Additional paid-in capital                                                                      0                 11,057,495
    Accumulated deficit                                                                    (2,737,478)                (7,282,306)
                                                                                  --------------------        -------------------
                                                                                           (2,612,124)                 3,897,243

    Treasury stock (1,118,640 common shares, at cost, as of
         December 31, 1997 and December 31, 1996, respectively)                              (456,271)                  (456,271)
    Notes receivable from officers and board members                                         (809,731)                  (761,156)
                                                                                  --------------------        -------------------
                                   TOTAL SHAREHOLDERS' (DEFICIT) EQUITY                    (3,878,126)                 2,679,816
                                                                                  --------------------        -------------------

                                                                                $          61,582,753       $         52,503,144
                                                                                  ====================        ===================

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year Ended December 31
                                                                   1997                    1996                     1995
                                                           --------------------    --------------------    --------------------
POWER GENERATION REVENUES                                  $        43,763,223     $        47,853,639     $        40,693,465
                                                           --------------------    --------------------    --------------------

COSTS AND EXPENSES:
     Operating expenses                                             17,755,882              18,190,037              16,975,186
     Lease expenses (Notes A,B and L)                               24,488,005              24,792,248              23,020,132
     General and administrative expenses                             1,995,491               3,061,931               3,668,066
     Reversal of provision for nonrecovery of
            project development costs                                 (940,144)                      0                       0
     Depreciation and amortization                                     257,677                 205,341                 167,333
                                                           --------------------    --------------------    --------------------
                                                                    43,556,911              46,249,557              43,830,717
                                                           --------------------    --------------------    --------------------

OPERATING INCOME (LOSS)                                                206,312               1,604,082              (3,137,252)

OTHER INCOME (EXPENSE):
     Other income (Note A)                                             622,417                 484,295               1,284,403
     Interest income                                                   581,336                 498,975                 468,626
     Interest expense (Note I)                                        (424,395)               (336,449)               (106,783)
     Amortization of deferred gain (Note B)                            308,410                 308,411                 308,411
     Gain on sale of project (Note A)                                7,423,467                       0                       0
     Warranty income (Note A)                                                0                 900,000                       0
                                                           --------------------    --------------------    --------------------
                                                                     8,511,235               1,855,232               1,954,657
                                                           --------------------    --------------------    --------------------

INCOME (LOSS) BEFORE INCOME TAXES                                    8,717,547               3,459,314              (1,182,595)

INCOME TAX EXPENSE (BENEFIT) (Notes B and J)                         4,103,684               1,894,035                (447,984)
                                                           --------------------    --------------------    --------------------

NET INCOME (LOSS)                                          $         4,613,863     $         1,565,279     $          (734,611)
                                                           ====================    ====================    ====================

BASIC AND DILUTED EARNINGS (LOSS)
    PER COMMON SHARE (Note B)                              $              0.41     $             0.14      $             (0.07)
                                                           ====================    ====================    ====================

DIVIDENDS PAID OR PAYABLE (Note K)
     COMMON SHARES                                         $        11,265,865     $         1,549,250     $           923,786
     PREFERRED SHARES                                                   30,178                  25,178                  20,178
                                                           ====================    ====================    ====================
                                                           $        11,296,043     $         1,574,428     $           943,964
                                                           ====================    ====================    ====================

DIVIDENDS PAID OR PAYABLE PER COMMON SHARE                 $              0.99     $              0.14     $              0.08
                                                           ====================    ====================    ====================

See Notes to Consolidated Financial Statements.

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY


                                                          Preferred      Preferred        Common
                                                            Stock          Stock           Stock        Additional
                                                          ($.01 Par       (No Par        ($.01 Par       Paid-in
                                                             Value)         Value)          Value)       Capital
                                                        --------------  -------------  --------------  -------------
BALANCE AT JANUARY 1, 1995                            $           187 $          100 $       106,822 $   13,963,993

      Preferred stock retired                                    (187)                                     (890,673)
      Exercise of options                                                                     14,632        443,274
      Dividends paid (Note K)                                                                              (923,786)

                                                        --------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1995                                        0            100         121,454     12,592,808

      Exercise of options                                                                        500         13,937
      Dividends paid (Note K)                                                                            (1,549,250)

                                                        --------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1996                                        0            100         121,954     11,057,495

      Exercise of options                                                                      3,300        169,513
      Dividends paid (Note K)                                                                           (11,227,008)
                                                        --------------  -------------  --------------  -------------

BALANCE AT DECEMBER 31, 1997                          $             0 $          100 $       125,254 $            0
                                                        ==============  =============  ==============  =============
                                                                                                          Notes
                                                                                                        Receivable
                                                          Unearned      Accumulated      Treasury          From
                                                         Compensation     Deficit          Stock         Officers
                                                        -----------------------------  --------------  -------------
BALANCE AT JANUARY 1, 1995                            $      (147,281)$   (8,112,974)$      (965,860)$     (401,876)

      Net loss                                                              (734,611)
      Preferred stock retired                                                                890,860
      Exercise of options                                                                                  (432,156)
      Purchase of common shares                                                              (93,395)
      Amortization of unearned compensation (Note K)           80,340

                                                        --------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1995                                  (66,941)    (8,847,585)       (168,395)      (834,032)

      Net income                                                           1,565,279
      Purchase of common shares                                                             (287,876)        72,876
      Amortization of unearned compensation (Note K)           66,941

                                                        --------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31, 1996                                        0     (7,282,306)       (456,271)      (761,156)

      Net income                                                           4,613,863
      Exercise of options                                                                                   (48,575)
      Dividends paid (Note K)                                                (69,035)
                                                        --------------  -------------  --------------  -------------

BALANCE AT DECEMBER 31, 1997                          $             0 $   (2,737,478)$      (456,271)$     (809,731)
                                                        ==============  =============  ==============  =============

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31
                                                                                1997               1996               1995
                                                                          ----------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $     4,613,863    $     1,565,279    $       (734,611)
    Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                           257,677            205,341             167,333
          Gain on sale of project                                              (7,423,467)               ---
          Deferred income taxes                                                 3,014,660          1,703,124            (547,984)
          Amortization of deferred gain                                          (308,410)          (308,411)           (308,411)
          Reversal of provision for nonrecovery of project
              development costs                                                  (940,144)              ---                 ---
          Amortization of unearned compensation                                      ---              66,941              80,340
          Accrued power generation revenues                                    (8,905,911)        (9,294,789)         (9,850,365)
          Accrued lease expenses                                                8,905,911          9,294,789           9,850,365
          Other expense (income)                                                 (622,417)           100,000             (77,982)
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility                    (645,766)           643,627          (1,166,408)
               Decrease (increase) in other current assets                         29,535            (37,645)            848,475
               (Increase) decrease in receivable from sale of affiliate          (293,750)           (86,606)            649,950
               (Increase) decrease in other assets                               (192,873)            45,869            (420,511)
               Increase (decrease) in accounts payable and
                     accrued expenses                                             614,469            (54,385)            803,436
               Increase in deferred interest revenue                              220,514                ---                 ---
               (Decrease) increase in deferred revenue                                ---         (3,064,965)            238,993
               (Decrease) increase in other current liabilities                       ---           (300,000)            255,497
               Increase in long-term liabilities                                   11,559             11,589              11,503
               Increase in maintenance reserve                                    461,989            834,400             449,429
                                                                          ----------------   ----------------   -----------------
                     Net cash (used in) provided by operating activities       (1,202,561)         1,324,158             249,049
                                                                          ----------------   ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                               36,129            482,681             312,500
    Decrease (increase) in restricted cash                                        158,238           (614,561)                ---
    Proceeds from sale of project                                              15,000,001                ---           2,792,294
    Property, plant and equipment expenditures                                 (2,987,881)          (257,059)            (66,449)
                                                                          ----------------   ----------------   -----------------
                   Net cash provided by (used in) investing activities         12,206,487           (388,939)          3,038,345
                                                                          ----------------   ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                          (1,029,938)        (1,549,250)           (923,786)
    Net (repayments) borrowings under working capital loan                       (384,477)         1,068,000              20,332
    Borrowings under long-term credit facility                                  3,000,000                ---                 ---
    Repayment of secured promissory notes payable and
         other borrowings                                                      (1,800,000)          (139,517)         (1,661,000)
    Proceeds from the issuance of common stock                                    124,238             14,437              25,750
    Purchase of treasury stock                                                        ---           (287,876)            (93,395)
    Proceeds from the collection of notes receivable from officers                    ---             72,876                 ---
    Proceeds from other borrowings                                                    ---             52,813                 ---
                                                                          ----------------   ----------------   -----------------
                  Net cash used in financing activities                           (90,177)          (768,517)         (2,632,099)
                                                                          ----------------   ----------------   -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          10,913,749            166,702             655,295

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,178,524          1,011,822             356,527
                                                                          ----------------   ----------------   -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    12,092,273    $     1,178,524    $      1,011,822
                                                                          ================   ================   =================

See Notes to Consolidated Financial Statements.
See Note B for supplemental disclosure of noncash investing and financing activities.
See Notes I and J for supplemental disclosures of interest paid and income taxes paid, respectively.

NOTE A--BUSINESS AND ORGANIZATION

Item 1.  BUSINESS

  Environmental Power Corporation (individually "EPC" or consolidated "the Company") owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company had varying ownership interests (100% to approximately 40%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified utility companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility company which had contracted to purchase electricity from the Milesburg Project. On December 5, 1997, pursuant to the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility company and the ongoing litigation was terminated.

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

     On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a wholly owned subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of PG&E Enterprises, Inc. and Bechtel Enterprises, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The Scrubgrass Project is managed by U.S. Gen, a wholly owned subsidiary of PG&E Enterprises.

     Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates averaging approximately 4.68 cents/Kwh and escalating at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the lease renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility reached commercial operation.

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

  Until December 22, 1995 the Lessor's debt consisted of $135.6 million of variable rate tax-exempt bonds maturing through 2012, a $20.8 million term loan maturing through 2005, $4.2 million of demand debt and $2.4 million of junior subordinated debt maturing through 1999. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $20.8 million term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds ranging from 3.1% to 4%. On December 22, 1995, the Lessor restructured certain of its project debt, the primary effect of which was to extend the term of its demand debt and a portion of its junior subordinated debt through 2004. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000 which was paid in January 1996, and a note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project.
Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced Buzzard's note payable to $1,267,811 as of December 31, 1997.

  In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying Consolidated Statement of Operations.

  During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believed that the Scrubgrass facility's generator exhibited certain conditions which indicated that a similar failure might occur at some time in the future. As a result, the Scrubgrass facility was shutdown for a period of 6 days in February 1997 to consider matters pertaining to the generator. In light of the results of these generator tests, the generator manufacturer recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which began in April, and which caused the Scrubgrass plant to be inoperative for a period of 37 days during the second quarter of 1997. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative in 1997 for a total of only 18 days to perform normal maintenance during
scheduled spring and fall outages.   As such, because the Scrubgrass plant was
inoperative for a total of 43 days as a result of the maintenance outages, the Scrubgrass facility was inoperative for 25 days longer in 1997 than the Company's original plans. At an average of $80,000 of net revenues per day, this accounts for an approximate reduction in 1997 power generation revenues, net of estimated variable fuel expenses not incurred, of approximately $2 million by comparison to previous expectations. As a result of the extended plant outage, the Company also estimates that it incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency resulting from the extended annual outage of the Scrubgrass Project and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000. In addition, the Company has received extended terms from the Scrubgrass generator manufacturer which allow the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. Furthermore, because substantially all of the additional maintenance expenses incurred during the 1997 outage were deemed to be major overhauls, the Company was able to utilize its restricted cash reserves to finance most of these additional expenses. Under the existing terms of its project agreements, the Company will be able to replenish these restricted funds over a seven year period beginning in 1998. During the year ended December 31, 1997, the Company's Consolidated Statement of Operations reflects the effect of the lost net revenues of approximately $2,000,000, the additional maintenance expenses of approximately $700,000 and the related expenses of approximately $300,000 pertaining to the generator matter. As of December 31, 1996, the Company had recorded the present value of the future installments to finance the generator rewind, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to $564,000. The $96,000 balance of the $660,000 generator rewind cost will be recognized as interest expense over the six year term of the financing contract with the generator manufacturer. The Company has included the next installment of $110,000 in its accounts payable and accrued expenses and the present value of the long-term installments of $364,000 in its maintenance reserve in the accompanying Consolidated Balance Sheet as of December 31, 1997.

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

     In connection with the sale, the Company received consideration of $2.79 million in cash on January 5, 1995 and promissory notes aggregating $3.25 million, bearing interest at 10% per annum. Interest is payable to the Company quarterly and principal of $312,500 was received by the Company on September 30, 1995, principal of $1,187,500 was due on December 31, 1996 and the remaining principal of $1,750,000 was due on December 31, 1997. However, as more fully described in Note N, the purchasers of the Company's interest in SCA have entered into a legal proceeding with the Company. Pending the resolution of the legal proceeding, the purchasers have withheld all payments of principal and
interest due on the promissory notes since June 1996.    As of December 31,
1997, the purchasers have principal and interest payments in arrears of $2,937,500 and $515,068, respectively. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and 1996, respectively, and received $540,000 to settle a legal proceeding in 1996, which have all been included in other income for the appropriate periods in the accompanying consolidated statements of operations.

Milesburg

  On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) oil-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 (the "MEI Notes") and a subsidiary of the Company assumed pre-acquisition MEI liabilities totaling $180,000. The MEI Notes, pre-acquisition liabilities and certain other liabilities incurred subsequent to the purchase were to become payable only under certain conditions, the most significant of which related to the closing of construction financing and commencement of construction for the Milesburg Project.

  In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("West Penn") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from West Penn's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, West Penn requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered
West Penn to execute a new power purchase agreement with MEI.   The new power
purchase agreement would include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order had been appealed by the same industrial intervenors and West Penn through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and West Penn pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995.

     Despite ongoing efforts to reach a buy-out arrangement with West Penn, the Company had continued to invest its financial resources during 1996 and 1997 to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms could not be reached with West Penn. In July 1996, in furtherance of those objectives, the Company entered into a joint development agreement with U.S. Gen, a wholly-owned subsidiary of PG&E Enterprises, to increase the financial and technical resources available to pursue development activities and continue ongoing discussions with West Penn concerning a buy-out of the power
purchase contract.   During 1996 and 1997, the Company's development efforts for the Milesburg Project increased considerably and the Company, along with its development partner, was able to establish a significant value for the Milesburg Project as a result of successful development efforts.

     On August 26, 1997, following discussions which lasted almost two years, MEI and West Penn reached a Buy-Out Agreement concerning the Milesburg project. Pursuant to the Buy-Out Agreement, West Penn purchased Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West Penn also assumed ownership of and responsibility for the Milesburg project facility, which consisted of land along with a decommissioned oil-fired electric-generating facility erected thereon, for a stated consideration of $1. On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn as consideration under the Buy-Out Agreement. At the date of the asset disposition, before consideration of any settlements of contingent obligations, the Company had Milesburg project development costs included in its property, plant and equipment of $9,670,788 and Milesburg project borrowings included in its secured promissory notes and other borrowings of $5,858,767. Shortly before the date of the asset disposition, the Company entered into a settlement agreement pertaining to certain Milesburg project contingent obligations, including the MEI Notes. As a result of the settlement agreement, the Company's Milesburg project development costs and Milesburg project borrowings were reduced to $6,170,788 and $2,358,767, respectively. In addition, because certain other Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. As a result of the sale of the Milesburg Project, the Company realized net proceeds before taxes of $10,960,120 which were derived as follows:

Proceeds from the disposal of Milesburg project assets                            $   15,000,001

Project costs:
     Development costs                                                                 6,170,788
     Fee paid to development partner                                                   1,405,746
                                                                                  --------------
                     Total project costs                                               7,576,534
                                                                                  --------------

                     Gain on sale of project                                      $    7,423,467

Adjustments to arrive at net proceeds before taxes from the disposal of Milesburg project assets:
          Development cost reimbursements to the Company for
                obligations which had already been paid                                2,585,469
          Development costs released from liabilities                                    622,417
          Interest income from West Penn                                                 328,767
                                                                                  --------------

Net proceeds before taxes from the disposal of Milesburg project assets              $10,960,120
                                                                                  ==============

     The Company estimated that, after giving effect to the payment of corporate taxes related to the Milesburg transaction which are accrued as of December 31, 1997, the Company would have available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend on the issued and outstanding shares of Company`s Common Stock in the amount of 87 cents per share payable on January 7, 1998 to Stockholders of record on December 30, 1997 out of the proceeds received from the Company's sale of its Milesburg project assets.

     On December 31, 1997, because MEI did not expect to carry on further business activities after the sale of the Milesburg Project, EPC adopted a Plan of Liquidation under section 332 of the Internal Revenue Code of 1986, as amended, to dissolve MEI. Under the Plan of Liquidation, MEI ceased to carry on business activities except to the extent necessary to liquidate its assets, pay its liabilities and distribute its assets remaining after the payment of its liabilities to EPC.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The Consolidated Financial Statements include the accounts of Environmental Power Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. In 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings in the amount of $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor in a non-cash investing and financing activity. The Company also settled a contingent obligation for the Milesburg project which resulted in a non-cash financing and investing activity reducing secured promissory notes payable and property plant and equipment by $3,500,000 during 1997 (see Note A). In 1995, non-cash investing and financing activities include the retirement of preferred treasury shares ($890,860), the issuance of a non-current obligation to refinance a trade obligation ($250,000), the issuance of a secured note payable ($2,435,000) to refinance certain trade obligations ($1,184,662) and provide restricted cash for plant maintenance ($1,250,338), the exchange of notes receivable for the purchase of the Company's common stock ($439,156) and the issuance of notes receivable to refinance accrued interest receivable ($63,228). There were no non-cash financing and investing activities in 1996.

  Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, notes receivable and receivable from utility. The Company's cash equivalents represent certificates of deposit which are issued from reputable financial institutions and which are substantially backed by U.S. Treasury or U.S. Agency securities with maturities of not more than five years. Notes receivable represent amounts due from the acquirers of the Company's interest in the Sunnyside Project. The Company believes these acquirers are credit worthy entities which have the ability to pay the scheduled note obligations (See Note N regarding the Company's legal proceeding with the acquirers of the Sunnyside Project). Receivable from utility represents amounts due from the Company's sole customer PENELEC, a public utility with a credit rating of A- by Standard & Poors, pursuant to the terms of the 22 year power purchase agreement.

  Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass Project pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note A). The Company makes scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures.

  Fuel Inventory: Fuel inventory consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

  Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Significant renewals and betterments that increase the useful lives of the assets are capitalized while maintenance and dispositions are recorded in current operations as incurred. Facility under development represents project acquisition costs and costs incurred during the development stage of the Milesburg project. The capitalized costs included professional services, salaries and other costs that are directly related to the Milesburg project. In addition, certain indirect costs were also allocated to the Milesburg project. During 1997, the Company expensed its facility under development costs when it sold the assets of the Milesburg project (See Note A). Depreciation for office equipment and furniture is computed using the straight-line method over five years. Leasehold improvements are amortized using the double declining balance method over the asset's useful life or the remaining lease term, whichever period is less. The Company periodically reviews its property plant and equipment and other long-term assets for impairment and recognizes impairment losses in situations where the Company estimates that it will not recover the carrying value of these assets.

  Deferred Financing Costs: In 1997 and 1995, the Company incurred deferred financing costs of $139,925 and $300,000, respectively in connection with restructuring certain debt related to the Scrubgrass Project. Deferred financing costs are being amortized over the respective lives of the related debt which range from three to nine years (See Note E). Accumulated amortization related to deferred financing costs was $110,489 and $35,670 at December 31, 1997 and 1996, respectively.

  Lease Rights: Lease rights are recorded at cost and are being amortized over the 22 year lease term related to the Scrubgrass facility. Accumulated amortization related to the lease rights was $521,541 and $372,537 at December 31, 1997 and 1996, respectively.

  Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with generally accepted accounting principles, revenue has been recorded on the straight-line basis over the 22 year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the Consolidated Financial Statements. Accrued power generation revenue was $33,362,389 and $24,456,478 at December 31, 1997 and 1996, respectively, and represents that portion of revenue earned that has not yet been received.

     As discussed in Note A, the Company has entered into a long term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with generally accepted accounting principles, lease expense has been recorded on the straight-line basis over the 22 year lease term. Accrued lease expense was $33,362,389 and $24,456,478 at December 31, 1997 and 1996, respectively, and represents that portion of lease expense that has not yet been paid.

     Deferred Gain: The sale of the Scrubgrass Project by the Company on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the Scrubgrass Project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the Scrubgrass Project. In December 1993, the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass Project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass Project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain at December 31, 1997 and 1996 was $1,079,437 and $771,027, respectively.

     Deferred Interest Revenue: Beginning in April 1997, the Company has deferred the interest income accrued on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Note N - Legal Proceedings"). As of December 31, 1997, the Company had deferred interest revenue of $220,514.

     Deferred Revenue: Deferred revenue represents amounts received for power generation from the Scrubgrass Project at rates in excess of forecasted rates as set forth in the power sales agreement which are being deferred until earned.
As of December 31, 1995, the Company had deferred revenue of $3,064,965 which was all earned during 1996. There was no deferred revenue as of December 31, 1997 and December 31, 1996.

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

     Earnings (Loss) Per Common Share: In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share", which established new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. The EPS data for all prior periods has been restated in accordance with the provisions of SFAS No. 128. The adoption of this statement did not have a material impact on the Consolidated Financial Statements presented herein. The Company computes basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings (loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995.

                                                               Income          Shares        Per Share
                                                            (Numerator)     (Denominator)     Amounts
                                                          --------------- ----------------- -----------
Year Ended December 31, 1997:
-----------------------------
Income available to shareholders                             $4,613,863       11,120,893         $ .41
Effect of dividends to preferred stockholders                   (30,178)
                                                          --------------- ----------------- -----------
Basic EPS - income available to common shareholders          $4,583,685       11,120,893           .41
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                  138,972
                                                          --------------- ----------------- -----------
Diluted EPS - income available to common shareholders        $4,583,685       11,259,865         $ .41
                                                          =============== ================= ===========

Year Ended December 31, 1996:
-----------------------------
Income available to shareholders                             $1,565,279       11,159,966         $ .14
Effect of dividends to preferred stockholders                   (25,178)
                                                          --------------- ----------------- -----------
Basic EPS - income available to common shareholders           1,540,101       11,159,966           .14
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                  126,320
                                                          --------------- ----------------- -----------
Diluted EPS - income available to common shareholders        $1,540,101       11,286,286         $ .14
                                                          =============== ================= ===========

Year Ended December 31, 1995:
-----------------------------
Loss available to shareholders                               $ (734,611)      10,648,100         $(.07)
Effect of dividends to preferred stockholders                   (20,178)
                                                          --------------- ----------------- -----------
Basic EPS - loss available to common shareholders              (754,789)      10,648,100          (.07)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                  548,940
                                                          --------------- ----------------- -----------
Diluted EPS - loss available to common shareholders          $ (754,789)      11,197,040         $(.07)
                                                          =============== ================= ==========

     As of December 31, 1997, there were outstanding options to purchase 10,000 shares of the Company's common stock at $1 per share which were not included in the computation of diluted EPS because the exercise price of the options exceeded the average market price of the common shares. The options expire in 2006.

     Stock Options: Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for its stock option transactions under the principles of Accounting Principles Board Opinion No. 25 and has disclosed in Note K of its Consolidated Financial Statements the pro forma net income and per share amounts as if the Company had applied the provisions of SFAS No. 123.

     Capital Structure: Effective for the year ended December 31, 1997, the Company adopted SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS No. 129 establishes standards for disclosing information about the Company's capital structure. The adoption of this standard related to disclosures within the financial statements and did not have a material effect on the Company's Consolidated Financial Statements.

     Environmental Remediation Liabilities: Effective January 1, 1997, the Company adopted Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which was issued by the American Institute of Certified Public Accountants in October 1996. Under SOP 96-1, the Company is required to accrue environmental remediation liabilities when the criteria for SFAS No. 5, "Accounting for Contingencies", are met. The adoption of SOP 96-1 had no effect on the Company's consolidated financial position or results of operations.

     New Accounting Standards: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal year ending December 31, 1998. SFAS No. 130 addresses the reporting and display of comprehensive income and its components. The Company does not expect that the adoption of SFAS No. 130 will result in material differences between comprehensive income and net income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. Under SFAS No. 131, companies will be required to define their operating segments using criteria which are more consistent with the methodologies employed by their managements to evaluate segment performance internally. Historically, the Company has always provided significant disclosures to discuss its financial position and results of operations by project which is consistent with how the Company's management defines segments and evaluates segment performance internally. As such, the Company does not expect that the adoption of SFAS No. 131 will result in significant additional disclosures in the financial statements.

     Reclassification: Certain amounts in 1995 and 1996 have been reclassified to conform with the current period presentation.

NOTE C -- OTHER CURRENT ASSETS

Other current assets consists of the following as of December 31, 1997 and 1996:

                                                       1997         1996
                                                   -----------   ----------
Interest receivable                                 $   42,482   $   16,608
Fuel inventory                                         730,060      741,290
Prepaid expenses                                       101,605      150,469
Deposits                                                 1,675        1,675
Other                                                    6,116        1,431
                                                   -----------   ----------
                                                    $  881,938   $  911,473
                                                   ===========   ==========

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 1997 and 1996:

                                                                         1997           1996
                                                                    -------------- --------------
Power generating facilities:
     Leasehold improvements - Scrubgrass                               $125,000     $    ----
     Facility under development - Milesburg                              ----         8,224,348
     Less: Accumulated depreciation                                     (17,863)         ----
     Less: Reserve for non-recovery of costs - Milesburg                 ----          (940,144)
                                                                    -------------- --------------
                                                                        107,137       7,284,204
                                                                    -------------- --------------
Office:
     Equipment and furniture                                            117,403         106,707
     Less: Accumulated depreciation                                     (94,604)        (78,612)
                                                                    -------------- --------------
                                                                         22,799          28,095
                                                                    -------------- --------------

                                                                       $129,936      $7,312,299
                                                                    ============== ==============

     During 1997, the Company disposed of its investment in the Milesburg project prior to the construction phase of its development activities. See Note A for a further discussion of the Milesburg project.

     During 1997 and 1996, the Company capitalized salary costs and indirect costs aggregating $327,583 and $48,983, respectfully, for project development activities. The indirect costs were allocated to the project development activities based on overhead rates applied to direct salary costs incurred for such activities. There were no salary costs or indirect costs capitalized in 1995.

NOTE E -- OTHER ASSETS

Other assets consists of the following as of December 31, 1997 and 1996:

                                                                        1997         1996
                                                                    ------------ ------------
Scrubgrass Project receivable                                        $  258,648   $  210,619
Deferred financing costs - Note B                                       329,436      264,330
Note receivable and accrued interest due from officer                   113,353      108,434
                                                                    ------------ ------------
                                                                     $  701,437   $  583,383
                                                                    ============ ============

Scrubgrass Project receivables represent deposits in connection with fuel reserves under long term leases (See Note L).

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 1997 and 1996:

                                                                         1997           1996
                                                                    -------------- --------------
Accounts payable                                                     $  2,647,807   $  2,854,397
Accrued expenses                                                        2,556,616      2,728,325
Corporate taxes payable                                                 1,120,639        199,211
                                                                    -------------- --------------
                                                                     $  6,325,062   $  5,781,933
                                                                    ============== ==============

     Accounts payable at December 31, 1997 and 1996 includes $2,424,236 and $2,613,968, respectively which are related to Scrubgrass Project operations.

     Accrued expenses at December 31, 1997 and 1996 includes $2,502,583 and $2,502,424, respectively which are related to Scrubgrass Project operations.

NOTE G -- OTHER CURRENT LIABILITIES

Other current liabilities consists of the following as of December 31, 1997 and 1996:

                                                                         1997           1996
                                                                    -------------- --------------
Scrubgrass working capital loan                                      $  2,311,666   $  2,696,143
Scrubgrass Project long-term credit facility - Note H                     600,000           ----
                                                                    -------------- --------------
                                                                     $  2,911,666   $  2,696,143
                                                                    ============== ==============

     The Scrubgrass working capital loan represents outstanding borrowings under a Lessee Working Capital Loan Agreement with the Lessor whereby the Lessor has provided Buzzard with a $4 million line of credit for the ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement incur interest at the LIBOR rate plus 1.125% (ranging from 6.56% to 7.12% during 1997 and 6.44% to 6.75% during 1996).

NOTE H -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

     Secured promissory notes payable and other borrowings consists of the following as of December 31, 1997 and 1996:

                                                                         1997           1996
                                                                    -------------- --------------
Milesburg project obligations                                        $   ----       $  5,858,767
Scrubgrass Project note payable                                         1,267,811      2,487,813
Scrubgrass Project long-term credit facility                            2,400,000       ----
Sunnyside Project obligations                                           1,005,916        994,357
                                                                    -------------- --------------
                                                                     $  4,673,727   $  9,340,937
                                                                    ============================

     The Milesburg project obligations recorded as of December 31, 1996 were primarily noninterest-bearing and payable only under certain conditions, the most significant of which relates to the closing of construction financing and commencement of construction for the Milesburg project. During 1997, the Company disposed of its investment in the Milesburg project whereby the Milesburg obligations were either paid, settled or released. See Note A for a further discussion of the Milesburg project.

     The Scrubgrass Project note payable represents the non-current portion of an obligation which was incurred as part of the Lessor's debt restructuring in December 1995, when Buzzard established a capital improvements fund and extended the term of certain current liabilities through 2004. The outstanding borrowings under the Scrubgrass Project note payable incur interest at the LIBOR rate plus 1.25% (ranging from 6.69% to 7.25% during 1997 and 6.57% to 6.88% during 1996). During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced the Scrubgrass Project note payable to $1,267,811. The scheduled aggregate annual repayments for the Scrubgrass Project note payable are $39,585 in 1998, $39,585 in 1999, $37,053 in 2000, $203,123 in 2001, $149,010 in 2002 and $799,455 thereafter.

     On June 3, 1997, the Lessor of the Scrubgrass Project entered into a long-term credit facility with its agent bank to provide the Scrubgrass Project with up to $3 million to fund general debt service expenses when operating revenues became unavailable as a result of the extended facility outage to perform a complete rewind of the Scrubgrass generator. The loan type (LIBOR-based, Certificate of Deposit rate-based or prime rate based) and the interest period are elected by the Company. As of December 31, 1997, the Company had borrowed $3,000,000 from the Lessor under this long-term credit facility which incurred interest at LIBOR rates plus a 1.125% margin (ranging from 6.76% to 7.12%) during 1997. The maximum loan amount available to the Company during the term of this agreement, which expires on July 3, 2000, is the following:

     June 3, 1997 through June 30, 1998         $3,000,000
     July 1, 1998 though January 3, 1999         2,400,000
     January 4, 1999 through June 30, 1999       1,800,000
     July 1, 1999 through December 30, 1999      1,200,000
     December 31, 1999 through July 2, 2000        600,000

Under the terms of this long-term credit facility, the Company will be required to repay at least $600,000 of this obligation within one year. As such, the Company has classified $600,000 of this obligation in it current liabilities as of December 31, 1997 (See Note G).

     The Sunnyside Project obligations principally represent selling expenses in connection with the sale of the Sunnyside Project which are payable upon receipt of the principal proceeds from the notes receivable which were due by December 31, 1997. The repayment of these obligations is contingent upon the outcome of the litigation with the purchasers of the Sunnyside Project (See Notes A and N).

NOTE I -- INTEREST CAPITALIZED

Interest costs consists of the following for the years ended December 31, 1997, 1996, and 1995:

                                                                      1997         1996         1995
                                                                  ------------ ------------ ------------
Total interest costs incurred                                        $437,948     $347,954     $119,696
Amounts included in operations                                        424,395      336,449      106,783
                                                                  ------------ ------------ ------------
Amounts capitalized in development and construction of projects      $ 13,553     $ 11,505     $ 12,913
                                                                  ============ ============ ============

     Total interest paid during the years ended December 31, 1997, 1996 and 1995 amounted to $407,110, $319,211 and $111,913, respectively.

     Interest costs incurred for each period presented do not include debt service related to the Scrubgrass Project which is included in lease expense.

NOTE J -- INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended December 31, 1997, 1996 and 1995:

                                                               1997           1996          1995
                                                          ------------     ----------     ---------
Current:
     Federal                                                $  316,136     $   22,229     $ 100,000
     State                                                     772,888        168,682            --
                                                          ------------     ----------     ---------
                  Total current tax expense                  1,089,024        190,911       100,000
                                                          ------------     ----------     ---------

Deferred:
     Federal                                                 2,925,237        879,370      (477,175)
     State                                                      89,423        823,754       (70,809)
                                                          ------------     ----------     ---------
                 Total deferred tax expense (benefit)        3,014,660      1,703,124      (547,984)
                                                          ------------     ----------     ---------

                                                            $4,103,684     $1,894,035     $(447,984)
                                                          ============     ==========     =========

     In 1997, the Company's state income tax expense was substantially all current because the Company's taxable income was incurred in states where the Company did not have available net operating loss carryforwards. In 1996, the Company's deferred state income tax expense includes a charge of $205,382 related to state net operating loss carryforwards which had expired. In addition, as of December 31, 1996, the Company had estimated that it would not realize all of the recorded tax benefits of its state net operating loss carryforwards and accordingly, had provided a valuation allowance in the amount of $299,745 in its 1996 provision for deferred state income taxes.

     Total income taxes paid during the years ended December 31, 1997, 1996 and 1995 amounted to $159,906, $91,527 and $9,747, respectively.

     The components of the net deferred income tax asset as of December 31, 1997 and 1996 are as follows:

                                                                             1997            1996
                                                                          -----------    -----------
Deferred tax assets:
     Accrued lease expense                                                $13,542,928    $ 9,927,716
     Accrued expenses                                                         728,109        763,836
     Deferred tax effect of the sale of the Scrubgrass Project for
       which the gain was deferred for financial reporting purposes         1,138,548      1,200,111
     Federal and state net operating loss carryforwards                        10,788      2,800,565
     Federal alternative minimum tax credit carryforwards                     161,362        131,394
     Reserve for non-recovery of certain project costs not currently
       deductible for income tax purposes                                      70,711        433,794
                                                                          -----------    -----------
                                                                           15,652,446     15,257,416
                                                                          -----------    -----------
Deferred tax liabilities:
     Accrued power generation revenue                                      13,542,928      9,927,716
     Installment sale-Sunnyside                                             1,198,801      1,198,801
     Other                                                                     92,962         92,962
                                                                          -----------    -----------
                                                                           14,834,691     11,219,479
                                                                          -----------    -----------
Deferred income tax asset-net                                                 817,755      4,037,937
                                                                          -----------    -----------
Valuation allowance, net of federal benefit                                   -------       (197,832)
                                                                          -----------    -----------
                                                                          $   817,755    $ 3,840,105
                                                                          ===========    ===========

     A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the income (loss) before income taxes, for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                1997          1996          1995
                                                            -----------    -----------   ------------
Federal tax expense (benefit) at 34%                         $2,963,966     $1,176,167     $(402,082)
State tax expense (benefit), net of federal tax                 569,124        655,008       (46,734)
Tax basis difference related to original investment in
 Milesburg project assets                                       568,311             --            --
Deferred compensation                                                --         60,471            --
Nondeductible portion of  meals and entertainment                 1,659          1,873           832
Other                                                               624            516            --
                                                            -----------    -----------   ------------
                                                             $4,103,684     $1,894,035     $(447,984)
                                                            ===========    ===========   ============

     As of December 31, 1996, the Company had Federal net operating loss carryforwards of $7,616,260 which were all used to offset taxable income in 1997. As of December 31, 1997, the Company has remaining state net operating loss carryforwards of $326,919 which expire in 2009 and alternative minimum tax credit carryforwards of $161,362 which do not expire and can be credited against future regular taxes to the extent they exceed alternative minimum taxes.

NOTE K -- SHAREHOLDERS' EQUITY

   Stock Options

     The Company has reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the Company's 1993 Director Plan, and 10,000 shares of common stock for the issuance of stock options granted outside of such plans. The options granted under these plans were intended to constitute incentive stock options under the Internal Revenue Code of 1986 or non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). All options are fully vested at the date of grant and expire on the 10th anniversary of the date of grant. As of December 31, 1997, the Company has options for 365,000 shares available for grant under the 1993 Director Plan.

Stock option transactions during 1997, 1996 and 1995 are summarized as follows:

                                                                               Options Outstanding
                                                                     -------------------------------------
                                                                           Shares               Price
                                                                     ---------------     -----------------
     Balance at January 1, 1995                                            2,023,244        $  .125 - .625
     Options granted                                                          30,000           .25 - .4375
     Options canceled                                                       (250,000)                .5625
     Options exercised                                                    (1,463,244)          .125 - .625
                                                                     ---------------     -----------------
     Balance at December 31, 1995                                            340,000           .14 - .5625
     Options granted                                                          60,000            .6875-1.00
     Options exercised                                                       (50,000)          .14 - .4375
                                                                     ---------------     -----------------
     Balance at December 31, 1996                                            350,000            .25 - 1.00
     Options granted                                                          30,000           .6875-.8125
     Options exercised                                                      (330,000)          .25 - .9375
                                                                     ---------------     -----------------
     Balance at December 31, 1997                                             50,000        $   .25 - 1.00
                                                                     ===============     =================

The following table summarizes information about the Company's options outstanding as of December 31, 1997:


                                   Outstanding         Weighted-Average
Exercise                               and                 Remaining
 Price                             Exercisable         Contractual Life
---------------------------------------------------------------------------
$  .2500                             10,000               7.42 years
   .6250                             10,000               6.42 years
   .6875                             20,000               8.88 years
  1.0000                             10,000               8.42 years
---------------------------------------------------------------------------

$  .6500                             50,000               8.00 years
===========================================================================

     Under the provisions of Accounting Principles Board Opinion ("APB") No. 25, the Company does not recognize compensation expense for stock option awards since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). However, pursuant to the provisions of SFAS No. 123, the Company is required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 1997, 1996 and 1995, the Company would have incurred proforma net income of $4,608,669 and proforma net earnings per share of $.41 in 1997, proforma net income of $1,549,676 and proforma net earnings per share of $.14 in 1996, and proforma net loss of $737,994 and proforma net loss per share of $.07 in 1995.

     The estimated fair market values of the Company's options granted during 1997, 1996 and 1995 were $.33 per share, $.43 per share and $.18 per share, respectively. The fair market values were calculated using the Binomial Option Pricing Model assuming a dividend yield of 12%, a risk free interest rate of 5.99%, an expected useful life of 5 years and an expected volatility of 52.54%, 104.65% and 104.65% during 1997, 1996 and 1995, respectively.

     Dividends

     In December 1995, the Company declared and paid a dividend of 8 cents per share. Prior to that date, the Company's policy had been to retain earnings, if any, for use in its business. During 1996, the Company initiated a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared quarterly dividends of 3 cents per share during each of the quarters during the years ended December 31, 1996 and 1997. In addition, the Company also declared a special year end dividend of 2 cents per share out of operating profits in 1996 and a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg settlement (See Note A) which resulted in aggregate dividends of 14 cents per share in 1996 and 99 cents per share in 1997. As of December 31, 1997, the Company had dividends payable of $10,266,105 or 90 cents per share which were declared on December 10, 1997 and paid on January 7, 1998.

     During 1997, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $30,178. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date during the second quarter of 1997. Upon dissolution or liquidation of the Company, the preferred stockholder has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders.

     Other Equity Transactions

     During 1993 the Company issued 594,356 shares of restricted common stock to executive officers. The shares were subject to a three year vesting period based upon continued employment through November, 1996. The

Company incurred unearned compensation for the market value of the restricted common stock when the shares were issued and amortized the unearned compensation ratably over the restricted period. During 1996 and 1995, the Company amortized unearned compensation of $66,941 and $80,340, respectively, in the Consolidated Statement of Operations. There was no amortization of unearned compensation in 1997.

     The Company has notes receivable from officers for shares purchased in connection with the Company's 1990 Stock Plan which amounted to $809,731 and $761,156 at December 31, 1997 and 1996, respectively, and which are classified as a reduction of shareholders' equity. The notes are payable upon demand and bear interest at a floating rate which is payable monthly.

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

     Future minimum payments due under non-cancelable leases in effect at December 31, 1997, are as follows:

                     1998                                           $ 38,200
                     1999                                             17,853
                     2000                                              6,814
                                                                    --------
                     Total                                          $ 62,867
                                                                    ========

Rent expense totaled $38,844, $44,868 and $70,722 in 1997, 1996 and 1995, respectively.

   Scrubgrass Project

     Pursuant to the lease agreement for the Scrubgrass Project the Company is obligated to make estimated minimum lease payments at December 31, 1997, over the remaining 18.5 year base term of the lease as follows:

                       1998                     $  13,404,000
                       1999                        13,662,000
                       2000                        14,392,000
                       2001                        13,967,000
                       2002                        14,884,000
                 Thereafter                       359,466,000
                                                =============
                      Total                     $ 429,775,000
                                                =============

Lease expense in 1997, 1996 and 1995 was $24,488,005, $24,792,248 and
$23,020,132, respectively.

In addition, the Company has been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

Future minimum payments due under these noncancelable obligations at December 31, 1997 are as follows (See Notes A and E):

                       1998                     $    688,000
                       1999                          715,000
                       2000                          744,000
                       2001                          773,000
                       2002                          165,000
                 Thereafter                        1,129,000
                                                ============
                      Total                     $  4,214,000
                                                ============

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

     The following tables summarize the carrying amount and estimated fair value of financial instruments as of December 31, 1997 and 1996:

                                                                                    December 31, 1997
                                                                       -----------------------------------------
                                                                               Carrying          Estimated  Fair
                                                                                 Amount               Value
                                                                       -----------------------------------------
Assets:
     Cash and cash equivalents                                                $12,092,273            $12,092,273
     Other current assets                                                       7,946,370              7,946,370
     Notes receivable                                                           2,983,562              2,983,562
     Other assets                                                              34,855,338             34,855,338
Liabilities:
     Accounts payable and accrued expenses                                      6,325,062              6,325,062
     Dividends payable                                                         10,266,105             10,266,105
     Other current liabilities                                                  2,911,666              2,911,666
     Secured promissory notes payable and other  borrowings                     4,673,727              4,673,727
     Other liabilities                                                         33,362,389             33,362,389


                                                                                    December 31, 1996
                                                                       -----------------------------------------
                                                                               Carrying          Estimated  Fair
                                                                                 Amount               Value
                                                                       -----------------------------------------
Assets:
     Cash and cash equivalents                                                $ 1,178,524            $ 1,178,524
     Other current assets                                                       8,705,380              8,705,380
     Notes receivable                                                           3,022,690              3,022,690
     Other assets                                                              25,537,623             25,537,623
Liabilities:
     Accounts payable and accrued expenses                                      5,781,933              5,781,933
     Other current liabilities                                                  2,696,143              2,696,143
     Secured promissory notes payable and other  borrowings                     9,340,937              9,340,937
     Other liabilities                                                         24,456,478             24,456,478

NOTE N -- LEGAL PROCEEDINGS

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in Note N "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $515,068, respectively at December 31, 1997. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. The matter is currently in the discovery stage.