Form 10-Q
period 1998-03-31
ENVIRONMENTAL POWER CORP
filed 1998-05-14
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

  [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -------------------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________________ to __________________

       Commission file number                        0-15472
                              --------------------------------------------------

                        ENVIRONMENTAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                           04-2782065
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

                 Number of shares of Common Stock outstanding

                       at May 11, 1998 11,406,783 shares

                     The Exhibit Index appears on Page 25.

                         Total number of pages is 26.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------
     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as
     of March 31, 1998 (unaudited) and December 31, 1997..................................        2

     Condensed Consolidated Statements of Operations (unaudited) for the Three Months
     Ended  March 31, 1998 and March 31, 1997.............................................        3

     Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
     Ended March 31, 1998 and March 31, 1997..............................................        4

     Notes to Condensed Consolidated Financial Statements.................................      5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations...........................................................................     7-22

PART II.  OTHER INFORMATION

     Item 1.       Legal Proceedings......................................................       23

     Item 5.       Other Matters..........................................................       25

     Item 6.       Exhibits and Reports on Form 8-K.......................................       25

     Signatures    .......................................................................       26

                         PART I FINANCIAL INFORMATION
                         ----------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31
                                                                                         1998                December 31
                                                                                      (Unaudited)              1997
                                                                                   ---------------        ---------------
ASSETS
CURRENT ASSETS:
  Cash  and  cash equivalents                                                      $   1,809,181          $ 12,092,273
  Restricted cash                                                                        617,826               486,659
  Receivable from utility                                                              6,668,322             6,538,645
  Notes receivable                                                                        39,915                39,128
  Other current assets                                                                   636,714               881,938
                                                                                   --------------         -------------
          TOTAL CURRENT ASSETS                                                         9,771,958            20,038,643

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                     125,047               129,936

DEFERRED INCOME TAX ASSET                                                                572,755               817,755

LEASE RIGHTS, NET                                                                      2,720,268             2,757,519

RECEIVABLE FROM SALE OF AFFILIATE                                                        864,950               791,512

NOTES  RECEIVABLE                                                                      2,973,283             2,983,562

ACCRUED POWER GENERATION REVENUES                                                     35,368,416            33,362,389

OTHER ASSETS                                                                             676,691               701,437
                                                                                   --------------         -------------
                                                                                   $  53,073,368          $ 61,582,753
                                                                                   ==============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                            $   5,762,641          $  6,325,062
  Dividends payable on common stock                                                      342,203            10,266,105
  Other current liabilities                                                            3,190,046             2,911,666
                                                                                   --------------         -------------
          TOTAL CURRENT LIABILITIES                                                    9,294,890            19,502,833

DEFERRED INTEREST REVENUE                                                                293,952               220,514

DEFERRED GAIN, NET                                                                     5,628,495             5,705,598

SECURED PROMISSORY NOTES PAYABLE
  AND OTHER BORROWINGS                                                                 4,076,546             4,673,727

ACCRUED  LEASE  EXPENSE                                                               35,368,416            33,362,389

MAINTENANCE RESERVE                                                                    2,052,055             1,995,818
                                                                                   --------------         -------------
          TOTAL LIABILITIES                                                           56,714,354            65,460,879

SHAREHOLDERS' DEFICIT
  Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
       issued at March 31, 1998 and December 31, 1997, respectively)                         ---                   ---
  Preferred Stock (no par value, 10 shares authorized; 10 shares
       issued at March 31, 1998 and December 31, 1997, respectively)                         100                   100
  Common Stock ($.01 par value; 20,000,000 shares authorized;
       12,525,423 shares issued at March 31, 1998 and December 31, 1997, respectively; 11,406,783 shares outstanding at March 31, 1998 and
       December 31, 1997, respectively)                                                  125,254               125,254
  Additional paid-in capital                                                                 ---                   ---
  Accumulated deficit                                                                 (2,500,338)           (2,737,478)
                                                                                   --------------         -------------
                                                                                      (2,374,984)           (2,612,124)

  Treasury stock (1,118,640 common shares, at cost, as of
     March 31, 1998 and December 31, 1997, respectively)                                (456,271)             (456,271)
  Notes receivable from officers and board members                                      (809,731)             (809,731)
                                                                                   --------------         -------------
          TOTAL SHAREHOLDERS' DEFICIT                                                 (3,640,986)           (3,878,126)
                                                                                   --------------         -------------

                                                                                   $  53,073,368          $ 61,582,753
                                                                                   ==============         =============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended March 31
                                                    ------------------ ---------------
                                                         1998               1997
                                                    ---------------    ---------------
POWER GENERATION REVENUES                           $    12,178,487    $    11,273,300

COSTS AND EXPENSES:
     Operating expenses                                   4,548,684          4,396,726
     Lease expenses                                       6,037,834          5,706,274
     General and administrative expenses                    545,079            691,839
     Depreciation and amortization                           73,037             49,802
                                                    ---------------    ---------------
                                                         11,204,634         10,844,641
                                                    ---------------    ---------------

OPERATING INCOME                                            973,853            428,659

OTHER INCOME (EXPENSE):
     Interest income                                         53,029            118,145
     Interest expense                                      (119,392)           (86,476)
     Amortization of deferred gain                           77,103             77,102
                                                    ---------------    ---------------
                                                             10,740            108,771
                                                    ---------------    ---------------

INCOME BEFORE INCOME TAXES                                  984,593            537,430

INCOME TAX EXPENSE                                         (404,000)          (226,000)
                                                    ---------------    ---------------

NET INCOME                                          $       580,593    $       311,430
                                                    ===============    ===============

BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                    $          0.05    $          0.03
                                                    ===============    ===============

DIVIDENDS PAID OR PAYABLE
     Common shares                                  $       342,203    $       332,304
     Preferred shares                                         1,250             26,428
                                                    ---------------    ---------------
                                                    $       343,453    $       358,732
                                                    ===============    ===============

DIVIDENDS PAID OR PAYABLE PER
    COMMON SHARE                                    $          0.03    $          0.03
                                                    ===============    ===============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Three Months Ended March 31
                                                                                             ---------------      ---------------
                                                                                                  1998                  1997
                                                                                             ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $      580,593       $       311,430
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                              73,037                49,802
          Deferred income taxes                                                                     245,000               216,000
          Amortization of deferred gain                                                             (77,103)              (77,102)
          Accrued power generation revenues                                                      (2,006,027)           (2,228,457)
          Accrued lease expenses                                                                  2,006,027             2,228,457
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility                                      (129,677)              234,582
               Increase in receivable from sale of affiliate                                        (73,438)              (73,236)
               Decrease in other current assets                                                     245,224               244,373
               Increase in other assets                                                                (955)               (5,069)
               Decrease in accounts payable and
                   accrued expenses                                                                (562,421)             (816,454)
               Increase in deferred interest revenue                                                 73,438                ---
               Increase in long-term liabilities                                                      2,819                 2,850
               Increase in maintenance reserve                                                       56,237               189,830
                                                                                             ---------------       ---------------
                     Net cash provided by operating activities                                      432,754               277,006
                                                                                             ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                                  9,492                 8,764
    Increase in restricted cash                                                                    (131,167)             (500,647)
    Property, plant and equipment expenditures                                                       (5,196)             (259,416)
                                                                                             ---------------       ---------------
                   Net cash used in investing activities                                           (126,871)             (751,299)
                                                                                             ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                                           (10,267,355)             (332,304)
    Net (repayments) borrowings under working capital loan                                         (171,620)              404,755
    Repayment of secured promissory notes payable and
         other borrowings                                                                          (150,000)                ---
                                                                                             ---------------       ---------------
                  Net cash (used in) provided by financing activities                           (10,588,975)               72,451
                                                                                             ---------------       ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (10,283,092)             (401,842)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   12,092,273             1,178,524
                                                                                             ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $    1,809,181       $       776,682
                                                                                             ===============       ===============

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share".
The Company computes basic earnings (loss) per share by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings
(loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 1998 and 1997.

                                                               INCOME                   SHARES                 PER SHARE
                                                             (NUMERATOR)             (DENOMINATOR)              AMOUNTS
                                                          ------------------      --------------------      ---------------
THREE MONTHS ENDED MARCH 31, 1998:
----------------------------------
Income available to shareholders                          $          580,593                11,406,783      $           .05
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                  579,343                11,406,783                  .05
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 16,827
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders     $          579,343                11,423,610      $           .05
                                                          ==================      ====================      ===============

THREE MONTHS ENDED MARCH 31, 1997:
----------------------------------
Income available to shareholders                          $          311,430                11,076,783      $           .03
Effect of dividends to preferred stockholders                        (26,428)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                  285,002                11,076,783                  .03
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                144,208
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders     $          285,002                11,220,991      $           .03
                                                          ==================      ====================      ===============

NOTE C -- NEW ACCOUNTING STANDARD
---------------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 addresses the reporting and display of comprehensive income and its components. SFAS No 130 divides comprehensive income into two categories which are "net income" and "other comprehensive income". The category known as "other comprehensive income" refers to all changes in stockholders' equity during a period except changes resulting from net income or loss, investments by stockholders and distributions to stockholders. There were no items of other comprehensive income, as defined by SFAS No. 130, to report during the three months ended March 31, 1998 and March 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility which had contracted to purchase electricity from the Milesburg Project. Under the terms of the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility on December 5, 1997 and terminated the ongoing litigation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three months ended March 31, 1998 ("1998") to the three months ended March 31, 1997 ("1997").

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

RESULTS OF OPERATIONS

     Power generation revenues for the three months ended March 31, 1998 amounted to $12,178,487 as compared to $11,273,300 for the three months ended March 31, 1997 and all related to the Scrubgrass Project. The overall increase in power generation revenues during 1998 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and an increase in the capacity rate billed during the three months ended March 31, 1998 when compared to the same period in 1997. During the three months ended March 31, 1998, the Scrubgrass Project operated at 97.2% of its capacity as compared to 90.6% for the same period in 1997. The Scrubgrass Project's capacity factor in 1997 was largely impacted by an outage of approximately 6 days in February 1997 to consider issues related to the generator. The aforementioned increase in 1998 power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $2,006,027 for the three months ended March 31, 1998 as compared to $2,228,457 for the three months ended March 31, 1997.

     Operating expenses for the three months ended March 31, 1998 amounted to $4,548,684 as compared to $4,396,726 for the three months ended March 31, 1997 and all pertained to the Scrubgrass Project. The overall increase in 1998 is primarily attributable to the following three reasons. First, the Company incurred higher fuel costs and higher operator fees in 1998 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher fuel expenses because it achieved a higher capacity rate during 1998. Third, because the Company is not projecting an extended outage during 1998, the Company is accruing higher year-end operator bonuses during 1998 than were recorded in 1997. However, the aforementioned increases in 1998 operating expenses were offset in part because certain operating expenses were higher during 1997 by comparison to 1998 primarily for the following reasons. First, in preparation for the generator repair during the 1997 extended outage, the Company purchased certain necessary materials during March 1997 which purchases were not incurred during the first quarter of 1998. Second, due to the approximate 6 day outage in February 1997 to consider generator related matters, the Company incurred higher standby power expenses in 1997 by comparison to 1998. Third, as a result of enhancements made during 1997 to the fuel processing system at the Scrubgrass Project, the Company realized a savings in routine maintenance expenses during 1998. Finally, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during the first quarter in 1998. See a further discussion of these modifications under the caption "Item 5. Other Events".

     Lease expense for the three months ended March 31, 1998 amounted to $6,037,834 as compared to $5,706,274 for the three months ended March 31, 1997. The overall increase in lease expense during 1998 is primarily due to an increase in equity rents paid to the Lessor and higher scheduled principal payments on the Lessor's term loans which were passed through to the Company in its lease expense. The increase in equity rents was primarily attributable to an increase in the scheduled base rent payments and higher additional rents paid based on the improved performance of the Scrubgrass plant in 1998 . The aforementioned increase in 1998 lease expense was partially offset by a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $2,006,027 for the three months ended March 31, 1998 as compared to $2,228,457 for the three months ended March 31, 1997.

     General and administrative expenses for the three months ended March 31, 1998 amounted to $545,079 as compared to $691,839 for the three months ended March 31, 1997. The decrease in general and administrative expenses during 1998 is primarily attributable to the following four factors. First, the Company incurred significant legal expenses in 1997 to review documents in the discovery phase of the Sunnyside project litigation which expenses were incurred to a much lesser extent during 1998. Second, the management fees for the Scrubgrass Project were lower in 1998 because the Company had incurred significant management fees to address the Scrubgrass generator matter and to consider other contract related matters during the three months ended March 31, 1997, which matters did not recur in 1998. Third, the Company restructured its insurance programs at its corporate office and at the Scrubgrass Project in April 1997 which resulted in lower insurance premiums for 1998 by comparison to 1997. Lastly, the Company reduced the amount of certain professional fees during

1998 as compared to 1997 because it used such professional services to a lesser extent during 1998. The effect of the aforementioned reductions in 1998 expenses were offset in part because certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, were redirected to operating activities during 1998.

     Depreciation and amortization for the three months ended March 31, 1998 amounted to $73,037 as compared to $49,802 for the three months ended March 31, 1997. The 1998 increase is primarily attributable to 1997 additions to leasehold improvements and deferred financing costs for the Scrubgrass Project which were not amortized during the three months ended March 31, 1997.

     Interest income for the three months ended March 31, 1998 amounted to $53,029 as compared to $118,145 for the three months ended March 31, 1997. The decrease in interest income is primarily attributable to lower investments in restricted cash and less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Part II - Item 1. Legal Proceedings" and "-Certain Factors That May Impact Future Results-Legal Proceedings"). While the Company believes its position in this litigation is meritorious, the Company also believes it may take an extended period of time to enforce its rights and collect on these notes receivable. Now that the Sunnyside notes receivable have been in arrears for more than one year and are expected to remain in arrears for the foreseeable future, the Company believes it is in the best interest of its investors to classify these notes receivable, along with the related contingent liabilities, as long-term and defer future interest income so that the Company's financial position and ongoing results of operations are presented more conservatively. The aforementioned decrease in interest income during 1998 was offset in part by higher interest earnings in 1998 on the Company's cash reserves which have increased as a result of cash received in December 1997 from the sale of the Milesburg project.

     Interest expense for the three months ended March 31, 1998 amounted to
$119,392 as compared to $86,476 for the three months ended March 31, 1997.   The
1998 increase is primarily attributable to a new term credit facility for the Scrubgrass Project which was executed in June 1997. A discussion of this new term credit facility is included under the caption "--Liquidity and Capital Resources - Financing Activities".

     Income tax expense for the three months ended March 31, 1998 amounted to $404,000 as compared to income tax expense of $226,000 for the three months ended March 31, 1997. The increase in income tax expense during 1998 resulted primarily from higher earnings during the three months ended March 31, 1998. The effective tax rates for both periods were comparable.

     Net income for the three months ended March 31, 1998 amounted to $580,593 as compared to net income of $311,430 for the three months ended March 31, 1997. The overall increase in 1998 is largely attributable to the increase in power generation revenues and the decrease in general and administrative expenses. The overall increase was primarily offset in part by the increases in operating expenses, lease expenses and interest expense, and a decrease in interest income. The changes in the components of net income were discussed more fully in the previous narrative under "Results of Operations".

 Outlook for the Remainder of 1998

     With a view towards the remainder of 1998, the Company currently expects to achieve continuing earnings as a result of profits from Scrubgrass project operations and management of corporate general and administrative expenses.
The Company offers the following prospective information concerning significant components of its 1998 Consolidated Statement of Operations which are being compared to historical results of operations in 1997:

 Power generation revenues - Power generation revenues are expected to increase in 1998 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement, improvements in the performance of the Scrubgrass facility as compared to 1997 and the absence of an extended maintenance outage in 1998. A favorable resolution of the Company's legal action against Pennsylvania Electric Company could have a favorable impact upon power generation revenues. See "Part II - Item 1. Legal Proceedings" and "- Certain Factors That May Impact Future Results-Legal Proceedings" for a further discussion.

 Operating expenses - Operating expenses are expected to increase in 1998 as a result of a 3% increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the operations and maintenance agreement and anticipated increases in personnel costs at the Scrubgrass plant. In addition, because the Company does not expect another extended maintenance outage in 1998, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. However, absent an extended outage in 1998, the Company would expect to incur lower maintenance
 expenses in 1998.   The Company also expects that certain improvements made in
 1997 to its fuel handling systems may offset a portion of the increases in fuel costs and result in decreases in maintenance expenses during 1998.

 Lease expenses Lease expenses are expected to increase as a result of higher principal payments on the Lessor's term loans which will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. In addition, the Company expects to incur scheduled
 increases in equity rents for the Scrubgrass Project in 1998.   However,
 largely due to required repayments of $1.2 million on the Company's $3 million credit facility, the Company expects that there would be less cash available from the Scrubgrass Project during 1998. As such, the scheduled increases in equity rent are expected to be offset by a reduction in the additional rent paid to the Lessor which amounts to 50 percent of the net cash flows from the Scrubgrass Project (See further discussion under "--Liquidity and Capital Resources - 1998 Outlook").

 General and administrative expenses - General and administrative expenses are expected to reflect a modest increase in 1998 primarily because certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, will be redirected to operating activities during 1998.

 Other revenue In 1997, the Company enjoyed the benefit of certain non-recurring revenues which included the gain on the sale of the Milesburg project, the reversal of the provision for non-recovery of Milesburg project development costs, interest earnings from proceeds on the sale of the Milesburg project and revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development. The Company does not expect these items to recur in 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note C to the Condensed Consolidated Financial Statements for a discussion of accounting standards which the Company has adopted effective January 1, 1998. There were no recently issued accounting standards since the Company filed its Annual Report on Form 10-K for the year ended December 31, 1997 which would have any impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Cash provided by operating activities amounted to $432,754 and $277,006 for the three months ended March 31, 1998 and 1997, respectively. During 1998 and 1997, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings from cash reserves. The Company offers the following information to discuss the changes in operating assets and liabilities which most notably impacted its cash position during the three months ended March 31, 1998:

 Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,668,322 as of March 31, 1998 as compared to $6,538,645 as of December 31, 1997. The increase in receivable from utility as of March 31, 1998 is primarily attributable to a 5% increase in certain rates billed to the utility in 1998 under the terms of the Scrubgrass power purchase agreement. However, the increase in the receivable balance associated with the rate escalation was offset in part because the receivable from utility balance at March 31, 1998 includes billings for only 59 days of power generation as compared to 61 days as of December 31, 1997. This difference is seasonal because revenues are billed monthly to the utility and February is a short month.

 Other current assets - The Company's other current assets amounted to $636,714 as of March 31, 1998 as compared to $881,938 as of December 31, 1997. The overall decrease is largely attributable to the expiration of prepaid insurance and a reduction in fuel inventory levels which were higher than usual at December 31, 1997 because the Company had advance purchased certain inventory during 1997 to obtain favorable pricing.

 Deferred income tax asset - The Company's deferred income tax asset amounted to $572,755 as of March 31, 1998 as compared to $817,755 as of December 31, 1997. The decrease is largely attributable to the utilization of alternative minimum tax credits and the reversal of certain temporary differences between the financial statement and income tax bases of assets and liabilities during the three months ended March 31, 1998. Because of the benefit from its deferred tax asset, the Company expects that its current tax expense will be less than its total tax expense during 1998.

 Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,762,641 as of March 31, 1998 as compared to $6,325,062 as of December 31, 1997. The decrease is largely attibutable to the payment of corporate income taxes during the first quarter of 1998 which were accrued as of December 31, 1997. In addition, consistent with the discussion under the caption "--Receivable from Utility" above, the Company believes its accounts payable and accrued expense balances at March 31, 1998 include operating expenses for only 59 days of power generation as compared to 61 days as of December 31, 1997. This difference is seasonal because February is a short month and operating expenses are paid monthly as the Company collects it receivable from utility balances.

 Deferred gain, net - The Company's deferred gain, net amounted to $5,628,495 as of March 31, 1998 as compared to $5,705,598 as of December 31, 1997. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

 Receivable from sale of affiliate and deferred interest revenue - The Company's receivable from sale of affiliate amounted to $864,950 as of March 31, 1998 as compared to $791,512 as of December 31, 1997. The increase is attributable to interest payable by the purchasers of the Sunnyside project during the three months ended March 31, 1998. The Company's deferred interest revenue amounted to $293,952 as of March 31, 1998 as compared to $220,514 as of December 31, 1997. The increase is attributable to interest payable by the purchasers of the Sunnyside project during the three months ended March 31, 1998, but deferred for financial reporting purposes. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See the further discussion under "--Results of Operations" and "Part II - Item 1. Legal Proceedings").

 Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "--Investing Activities-Restricted Cash"). The maintenance reserve increased to $2,052,055 as of March 31, 1998 from $1,995,818 as of December 31, 1997 primarily due to scheduled reserves provided for the ongoing maintenance of the plant. However, the increase attributable to the scheduled maintenance reserves was offset in part by modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities included in the maintenance reserve. See "Item 5. Other Events".

Investing Activities

     The Company used $126,871 and $751,299 in investing activities during the three months ended March 31, 1998 and March 31, 1997, respectively. The Company's investing activities are concentrated primarily in the following areas:

 Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $9,492 and $8,764 from notes receivable related to the Scrubgrass Project during the three months ended March 31, 1998 and March 31, 1997, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $588,506 as of March 31, 1998, are the subject of a legal proceeding. See "--Certain Factors That May Impact Future Results-Legal Proceedings" and "Part II - Item 1. Legal Proceedings" for further information.

 Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the three months ended March 31, 1998 and March 31, 1997, the Company's deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $131,167 and $500,647, respectively. In anticipation of performing significant repairs during the 1997 annual plant outage which began on April 11, 1997, the Company advanced $350,000 to the major maintenance fund during the three months ended March 31, 1997. As such, the deposits to the restricted major maintenance fund and interest thereon were much higher during the three months ended March 31, 1997 by comparison to the same period in 1998.

 Property plant and equipment - The Company invested $5,196 and $259,416 in property, plant and equipment expenditures during the three months ended March 31, 1998 and March 31, 1997, respectively. The expenditures in 1997 were primarily related to development activities for the Company's Milesburg Project which was sold in 1997 and for which development efforts had increased in 1997 prior to the sale. The expenditures in 1998 were primarily purchases of computer equipment for the Company's corporate office.

Financing Activities

     The Company utilized $10,588,975 in financing activities during the three months ended March 31, 1998 and received $72,451 from financing activities during the three months ended March 31, 1997. The Company's financing activities are concentrated primarily in the following areas:

 Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of 3 cents per share during each of the quarters ending March 31, 1998 and March 31, 1997. As of December 31, 1997, the Company had dividends payable for common stock of $10,266,105 or 90 cents per share (consisting of a 3 cent quarterly dividend and an 87 cent special dividend out of the proceeds of the Milesburg buy-out) which were declared on December 10, 1997 and paid on January 7, 1998. The Company also had dividends payable for common stock as of March 31, 1998 of $342,203 or 3 cents per share which were declared on March 25, 1998 and paid on April 10, 1998. As such, dividends paid for common stock amounted to $10,266,105 and $332,304 during the three months ended March 31, 1998 and March 31, 1997, respectively. During 1997, the Company also commenced the payment of dividends to its subsidiary's preferred stockholder. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date through the first quarter of 1997 with a payment of $26,428 in April 1997. Beginning during the second quarter of 1997, the preferred stockholder has been paid its dividends quarterly at a rate of $1,250 per quarter. As such, dividends paid for preferred stock amounted to $1,250 and $0 during the three months ended March 31, 1998 and March 31, 1997, respectively.

 Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. During the three months ended March 31, 1998, the Company reduced its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,311,666 as of December 31, 1997 to $2,140,046 as of March 31, 1998. The Company had excess operating cash available during the three months ended March 31, 1998 to reduce it outstanding borrowings under the Lessee Working Capital Loan Agreement primarily because certain fuel expenses and insurance expenses during that period resulted from a reduction of inventory levels and prepaid insurance. See "--Other Current Assets" above for a further discussion.

 Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage to repair the generator and associated costs and expenses. The maximum allowable borrowings under this credit facility are $3,000,000 through July 1, 1998. Beginning on July 1, 1998, the maximum allowable borrowings under this credit facility will reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000. During the three months ended March 31, 1998, the Company paid down this obligation by $150,000 in order to begin a gradual reduction of this obligation to the maximum allowable borrowing amount of $2,400,000 which becomes effective on July 1, 1998. The current portion of this obligation, which amounted to $1,050,000 as of March 31, 1998, is included in other current liabilities.

 Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,008,735 and $1,267,811, respectively as of March 31, 1998. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which notes are currently the subject of a legal proceeding (See "--Certain Factors That May Impact Future Results-Legal Proceedings" and

 "Part II - Item 1. Legal Proceedings"). The next installment for the Scrubgrass Project long-term obligation amounts to $39,585 and is payable later in 1998.

1998 Outlook

   During 1998, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed more fully in the Company's 1997 Annual Report on Form 10-K, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied.

   As discussed under the caption "-Results of Operations - 1998 Outlook", the Company expects that the Scrubgrass Project will be profitable in 1998 and will generate cash flows from its operating activities. However, the Company anticipates that a significant portion of the expected cash flows in 1998 will be utilized for debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to pay down the $3 million term credit facility to $2,400,000 by July 1, 1998 and to $1,800,000 by January 4, 1999 and make an installment payment later in 1998 of $39,585 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will be required to make additional scheduled deposits aggregating $82,275 during 1998 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed more fully in the Company's 1997 Annual Report on Form 10-K, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in 1998 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments.

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

   The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve consistent earnings for the foreseeable future. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with cash reserves which the Company estimates were approximately $1 million at March 31, 1998, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the Company's then current and projected operating performance and capital requirements. See "Certain Factors That May Affect Future Results" below.

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

  Legal Proceedings

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $588,506, respectively as of March 31, 1998.
In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is also a plaintiff in a legal proceeding with Pennsylvania Electric Company, the utilty which purchases electricity from the Scrubgrass facility.
In this legal proceeding, among other complaints, the Company alleged that PENELEC has breached the power purchase agreement by failing to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and receive contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour.

Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $2,500,338 as of March 31, 1998. While the Company was profitable overall during 1997, the Company incurred a loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclical industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment, and the occurrence of unpredictable events like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing through 2012, an $18.2 million remaining term loan maturing through 2005, a $10.7 million variable rate term loan maturing through 2004 and $.5 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing through 2004 and $2.8 million in advances from the Lessor under a variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $18.2 million remaining term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $18.2 million remaining term loan and $.5 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of
capacity which has led to intense competition in this market.   The principal
sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed more fully in the Company's Annual Report on Form 10-K, the electric industry has been previously affected by legislation such as the Federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992 ("Energy Act") which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, as discussed under the caption "Energy Regulation", proposed changes to repeal or modify the Public Utility Holding Company Act of 1935 ("PUHCA") and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC will seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

     The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alliances with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market when opportunities arise.

Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company.

     Presently, there is significant merger and consolidation activity occurring in the electric industry. From time to time, the Company considers sale or merger strategies and proposals when they appear to present an opportunity to enhance shareholder value.

Energy Regulation

     The Company's projects are subject to regulation under federal and state energy laws and regulations. The Company's facilities are either self-certified as a Qualifying Facility under PURPA, or formally certified as a Qualifying Facility by the Federal Energy Regulatory Commission ("FERC"). Pursuant to PURPA, FERC has promulgated regulations which exempt certain Qualifying Facilities from the Federal Power Act of 1920, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to qualify under PURPA, the Company's facilities must meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of Qualifying Facilities, PURPA requires that electric utilities purchase electric energy produced by qualifying facilities at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.

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

     State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. Although FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, although thought to be unlikely, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities and the sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with PENELEC, the Scrubgrass Project is indirectly subject to state legislation in the Commonwealth of Pennsylvania.

     In recent years, in response to changes in the electric industry, the Commonwealth of Pennsylvania has passed new legislation most notably in the area of deregulating the generation portion of the electric business. On December 3, 1996, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act has required that all electric utilities file restructuring plans with the Pennsylvania Public Utility Commission which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On October 11, 1995, Scrubgrass Generating Company L.P. (the "Lessor") and Buzzard Power Corporation (the "Lessee") (collectively the "Plaintiffs") filed a complaint against Pennsylvania Electric Company ("PENELEC") in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of March 31, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $2.5 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through March 31, 1998, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1.4 million for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 to deny PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. The Court has yet to issue its ruling on the Motion for Partial Judgment on the Pleadings. Presently, pending the Court's determination of its responsibility under the power purchase agreement, PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate and has commenced negotiations with the Company to resolve this matter.

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $588,506, respectively at March 31, 1998. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. The Company is currently awaiting the Plaintiffs' response to its motion. Discovery remains ongoing.

ITEM 5. OTHER MATTERS

   Since the 1997 extended outage at the Scrubgrass Project, the Company has continued to seek to mitigate its losses resulting from the outage. In this regard, on April 15, 1998, the Company reached an agreement with GEC Alsthom ("GEC"), the manufacturer of the Scrubgrass generator, which modified the terms of its original contract to finance the rewind of the Scrubgrass generator performed during the 1997 extended plant outage. Under the terms of the original contract, the Company was to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997, and was to pay an additional $75,000 bonus to GEC for completing its work ahead of a pre-established schedule. The present value of these obligations was recorded on the Company's Consolidated Balance Sheet as of December 31, 1997 in accounts payable and accrued expenses for $185,000 and in maintenance reserves for $364,000. Furthermore, the Company engaged GEC to perform certain maintenance procedures to the generator during the 1998 scheduled outage at the Scrubgrass plant. Under the terms of the revised agreement with GEC, as payment in full for their work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company will pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 is payable upon the completion of their work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of March 31, 1998, the Company has recorded in its Consolidated Balance Sheet the first installment of $50,000 in its accounts payable and accrued expenses and the present value of the remaining four installments, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to approximately $337,000, in its maintenance reserve. The $63,000 balance of the $450,000 revised generator rewind cost is being recognized as interest expense over the remaining four year term of the financing contract with GEC. During the three months ended March 31, 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which reduction amounted to approximately $169,000 as of December 31, 1997. The Company also recognized interest expense of approximately $7,000 during the three months ended March 31, 1998 under the revised agreement with GEC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION




May 11, 1998                             /s/ William D. Linehan
                                         ------------------------
                                         William D. Linehan
                                         Treasurer and
                                         Chief Financial Officer
                                         (principal accounting officer
                                         and authorized officer)