Form 10-Q
period 1998-06-30
ENVIRONMENTAL POWER CORP
filed 1998-08-14
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended          June 30, 1998
                                 ---------------------------------------------
                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to  ________________


          Commission file number                   0-15472
                                ----------------------------------------------


                        ENVIRONMENTAL POWER CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                                   04-2782065
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                 Number of shares of Common Stock outstanding

                    at August 13, 1998   11,406,783 shares

                     The Exhibit Index appears on Page 28.

                         Total number of pages is 29.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                 Page No.
                                                                                               --------
     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as
     of June 30, 1998 (unaudited) and December 31, 1997.......................................        2

     Condensed Consolidated Statements of Operations (unaudited) for the Three and Six
     Months Ended  June 30, 1998 and June 30, 1997............................................        3

     Condensed Consolidated Statements of Cash Flows (unaudited) for the Three and Six
     Months Ended June 30, 1998 and June 30, 1997.............................................        4

     Notes to Condensed Consolidated Financial Statements.....................................      5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations...............................................................................      7-25

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................................     26-27

     Item 4.    Submission of Matters to a Vote of Security Holders...........................        28

     Item 6.    Exhibits and Reports on Form 8-K..............................................        28

     Signatures ..............................................................................        29

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30                        DECEMBER 31
                                                                                    1998                             1997
                                                                            --------------------             --------------------
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
 Cash  and  cash equivalents                                                $            1,039,562           $           12,092,273
 Restricted cash                                                                           968,557                          486,659
 Receivable from utility                                                                 4,972,134                        6,538,645
 Notes receivable                                                                           40,720                           39,128
 Other current assets                                                                      803,288                          881,938
                                                                            ----------------------           ----------------------
    TOTAL CURRENT ASSETS                                                                 7,824,261                       20,038,643

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                       114,949                          129,936

DEFERRED INCOME TAX ASSET                                                                  900,755                          817,755

LEASE RIGHTS, NET                                                                        2,683,017                        2,757,519

RECEIVABLE FROM SALE OF AFFILIATE                                                          938,388                          791,512

NOTES  RECEIVABLE                                                                        2,962,796                        2,983,562

ACCRUED POWER GENERATION REVENUES                                                       37,374,444                       33,362,389

OTHER ASSETS                                                                               654,280                          701,437
                                                                            ----------------------           ----------------------
                                                                            $           53,452,890           $           61,582,753
                                                                            ======================           ======================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                      $            5,379,203           $            6,325,062
 Dividends payable on common stock                                                         342,203                       10,266,105
 Other current liabilities                                                               4,064,450                        2,911,666
                                                                            ----------------------           ----------------------
    TOTAL CURRENT LIABILITIES                                                            9,785,856                       19,502,833

DEFERRED INTEREST REVENUE                                                                  367,388                          220,514

DEFERRED GAIN, NET                                                                       5,551,392                        5,705,598

SECURED PROMISSORY NOTES PAYABLE
 AND OTHER BORROWINGS                                                                    3,479,396                        4,673,727

ACCRUED  LEASE  EXPENSES                                                                37,374,444                       33,362,389

MAINTENANCE RESERVE                                                                      1,841,325                        1,995,818
                                                                            ----------------------           ----------------------
    TOTAL LIABILITIES                                                                   58,399,801                       65,460,879

SHAREHOLDERS' EQUITY
 Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
  issued at June 30, 1998 and December 31, 1997, respectively)                                  --                               --
 Preferred Stock (no par value, 10 shares authorized; 10 shares
  issued at June 30, 1998 and December 31, 1997, respectively)                                 100                              100
 Common Stock ($.01 par value; 20,000,000 shares authorized;
  12,525,423 shares issued at June 30, 1998 and December 31, 1997, respectively; 11,406,783 shares outstanding at June 30, 1998 and
  December 31, 1997, respectively)                                                         125,254                          125,254
 Additional paid-in capital                                                                      0                                0
 Accumulated deficit                                                                    (3,806,263)                      (2,737,478)

                                                                            ----------------------           ----------------------
                                                                                        (3,680,909)                      (2,612,124)

 Treasury stock (1,118,640 common shares, at cost, as of
  June 30, 1998 and December 31, 1997, respectively)                                      (456,271)                        (456,271)

 Notes receivable from officers and board members                                         (809,731)                        (809,731)
                                                                            ----------------------           ----------------------

    TOTAL SHAREHOLDERS' EQUITY                                                          (4,946,911)                      (3,878,126)

                                                                            ----------------------           ----------------------
                                                                            $           53,452,890           $           61,582,753
                                                                            ======================           ======================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                             -----------------------------------   ---------------------------------------
                                                    1998            1997                   1998                1997
                                             ----------------   ----------------   ----------------     ------------------

POWER GENERATION REVENUES                    $     9,546,950      $   8,032,094     $   21,725,437       $     19,305,394
                                             ---------------    ----------------   ----------------     ------------------
COSTS AND EXPENSES:
     Operating expenses                            4,889,564          4,668,847          9,438,248              9,065,573
     Lease expenses                                5,683,982          5,773,271         11,721,816             11,479,545
     General and administrative expenses             551,513            479,981          1,096,592              1,171,820
     Depreciation and amortization                    73,049             50,186            146,086                 99,988
                                             ---------------    ---------------    ---------------      -----------------
                                                  11,198,108         10,972,285         22,402,742             21,816,926
                                             ---------------    ---------------    ---------------      -----------------

OPERATING (LOSS) INCOME                           (1,651,158)        (2,940,191)          (677,305)            (2,511,532)

OTHER INCOME (EXPENSE):
     Interest income                                  40,199             26,328             93,228                144,473
     Interest expense                               (115,459)           (56,476)          (234,851)              (142,952)
     Amortization of deferred gain                    77,102             77,103            154,205                154,205
     Other income                                      2,595                 --              2,595                     --
                                             ---------------    ---------------    ---------------      -----------------
                                                       4,437             46,955             15,177                155,726
                                             ---------------    ---------------    ---------------      -----------------

(LOSS) INCOME BEFORE INCOME TAXES                 (1,646,721)        (2,893,236)          (662,128)            (2,355,806)

INCOME TAX BENEFIT (EXPENSE)                         683,000          1,192,000            279,000                966,000
                                             ---------------    ---------------    ---------------      -----------------
NET (LOSS) INCOME                            $      (963,721)     $  (1,701,236)    $     (383,128)      $     (1,389,806)
                                             ===============    ===============    ===============      =================


BASIC AND DILUTED EARNINGS PER
           COMMON SHARE                      $         (0.08)     $       (0.16)    $        (0.03)      $          (0.13)
                                             ===============    ===============    ===============      =================


DIVIDENDS PAID OR PAYABLE:
     Common shares                           $       342,203      $     332,303     $      684,407       $        664,607
     Preferred shares                                  1,250             26,428              2,500                 27,678
                                             ---------------    ---------------    ---------------      -----------------
                                             $       343,453      $     358,731     $      686,907       $        692,285
                                             ===============    ===============    ===============      =================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                           $          0.03      $        0.03     $         0.06       $           0.06
                                             ===============    ===============    ===============      =================


See notes to condensed consolidated financial statements.

               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended June 30
                                                                                ------------------------
                                                                                  1998                1997
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                         $   (383,128)        $(1,389,806)
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
          Depreciation and amortization                                            146,086              99,988
          Deferred income taxes                                                    (83,000)           (983,000)
          Amortization of deferred gain                                           (154,206)           (154,205)
          Accrued power generation revenues                                     (4,012,055)         (4,450,971)
          Accrued lease expenses                                                 4,012,055           4,450,971
          Changes in operating assets and liabilities:
               Decrease in receivable from utility                               1,566,511           1,344,382
               Decrease (increase) in other current assets                          78,650              (2,645)
               Increase in receivable from sale of affiliate                      (146,876)           (146,474)
               (Decrease) increase in accounts payable and
                   accrued expenses                                               (944,609)            743,400
               Increase in deferred interest revenue                               146,874              73,236
               Increase in long-term liabilities                                     5,669               5,733
               (Decrease) increase in maintenance reserve                         (154,493)            463,200
                                                                              ------------         -----------
                     Net cash provided by operating activities                      77,478              53,809
                                                                              ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                19,174              17,704
    Increase in restricted cash                                                   (481,898)           (242,647)
    Increase in other assets                                                        (4,245)           (133,317)
    Property, plant and equipment expenditures                                      (5,195)           (646,322)
                                                                              ------------         -----------
                   Net cash used in investing activities                          (472,164)         (1,004,582)
                                                                              ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                          (10,610,809)           (691,035)
    Net borrowings under working capital loan                                      552,784             447,043
    Borrowings under long-term credit facility                                         ---             389,155
    Repayment of secured promissory notes payable and
         other borrowings                                                         (600,000)                ---
                                                                              ------------         -----------
                  Net cash (used in) provided by financing activities          (10,658,025)            145,163
                                                                              ------------         -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (11,052,711)           (805,610)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  12,092,273           1,178,524
                                                                              ------------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  1,039,562         $   372,914
                                                                              ============         ===========

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NEW ACCOUNTING STANDARD
---------------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 addresses the reporting and display of comprehensive income and its components. SFAS No 130 divides comprehensive income into two categories which are "net income" and "other comprehensive income". The category known as "other comprehensive income" refers to all changes in stockholders' equity during a period except changes resulting from net income or loss, investments by stockholders and distributions to stockholders. There were no items of other comprehensive income, as defined by SFAS No. 130, to report during the six months ended June 30, 1998 and June 30, 1997.

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share".
The Company computes basic earnings (loss) per share by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings
(loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following tables outline the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 1998 and 1997.

                                                                  LOSS                    SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
THREE MONTHS ENDED JUNE 30, 1998:
---------------------------------
Loss available to shareholders                                   $  (963,721)               11,406,783                $(.08)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (964,971)               11,406,783                 (.08)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 28,360
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $  (964,971)               11,435,143                $(.08)
                                                          ==================      ====================      ===============

THREE MONTHS ENDED JUNE 30, 1997:
---------------------------------
Loss available to shareholders                                   $(1,701,236)               11,076,783                $(.15)
Effect of dividends to preferred stockholders                        (26,428)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                 (1,727,664)               11,076,783                 (.16)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                110,836
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $(1,727,664)               11,187,619                $(.15)
                                                          ==================      ====================      ===============

                                                                  LOSS                    SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
SIX MONTHS ENDED JUNE 30, 1998:
-------------------------------
Loss available to shareholders                                   $  (383,128)               11,406,783                $(.03)
Effect of dividends to preferred stockholders                         (2,500)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (385,628)               11,406,783                 (.03)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,594
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $  (385,628)               11,429,377                $(.03)
                                                          ==================      ====================      ===============

SIX MONTHS ENDED JUNE 30, 1997:
-------------------------------
Loss available to shareholders                                   $(1,389,806)               11,076,783                $(.13)
Effect of dividends to preferred stockholders                        (27,678)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                 (1,417,484)               11,076,783                 (.13)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                127,522
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $(1,417,484)               11,204,305                $(.13)
                                                          ==================      ====================      ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility which had contracted to purchase electricity from the Milesburg Project. Under the terms of the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility on December 5, 1997 and terminated the ongoing litigation. As such, the Company's power generation revenues, operating expenses and lease expenses during 1997 and 1998 pertain solely to the Scrubgrass Project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 1998 ("1998") to the three and six months ended June 30, 1997 ("1997").

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

RESULTS OF OPERATIONS

     Power generation revenues for the three and six months ended June 30, 1998 amounted to $9,546,950 and $21,725,437, respectively, as compared to $8,032,094 and $19,305,394 for the three and six months ended June 30, 1997, respectively. The overall increase in power generation revenues during 1998 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and an increase in the capacity rate billed during the three and six months ended June 30, 1998 when compared to the same periods in 1997. During the three and six months ended June 30, 1998, the Scrubgrass Project operated at 69.6% and 83.3% of its capacity as compared to 56.4% and 73.4% for the same periods in 1997. The following factors contributed principally to the differences in the Scrubgrass Project's capacity factors billed for 1998 by comparison to 1997. First, the Scrubgrass project had its annual maintenance outage during the second quarters in

1998 and 1997. During the 1998 outage, the Scrubgrass plant was inoperative for approximately 14 days to perform scheduled maintenance procedures whereas the 1997 maintenance outage was extended from 12 days to approximately 37 days to perform more extensive repairs to the Scrubgrass generator. Second, the Scrubgrass plant was also inoperative for approximately 6 days during the first quarter of 1997 to consider matters related to the generator. Third, in the second quarter of 1998, the Scrubgrass project incurred several unscheduled shutdowns to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 11 days outside of the scheduled outage timeframe. As discussed in the section "Certain Factors That May Impact Future Results-Scheduled and Unscheduled Shutdowns", unscheduled shutdowns occur from time to time during the ordinary course of business and are not unusual. However, unscheduled shutdowns typically occur sporadically throughout the year so the effect on the Company's operations is not as apparent as when several happen in one quarter which is the case here. The aforementioned increase in 1998 power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $2,006,028 and $4,012,055 for the three and six months ended June 30, 1998, respectively, as compared to $2,222,514 and $4,450,971 for the three and six months ended June 30, 1997, respectively.

     Operating expenses for the three and six months ended June 30, 1998 amounted to $4,889,564 and $9,438,248, respectively, as compared to $4,668,847 and $9,065,573 for the three and six months ended June 30, 1997, respectively. The overall increase in 1998 is primarily attributable to the following five reasons. First, the Company incurred higher fuel costs and higher operator fees in 1998 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher fuel expenses because it achieved a higher capacity rate during 1998 and realized lower average heat rates from fuel consumption in 1998 by comparison to 1997. Third, because the Company is projecting higher overall operating performance during 1998, the Company is accruing higher year-end operator bonuses during 1998 than were recorded in 1997. Fourth, although overall maintenance expenses were higher in 1997 as discussed below, the Company did incur certain additional maintenance expenses in 1998 by comparison to 1997 to make the necessary repairs related to the 1998 equipment malfunctions that occurred during the three months ended June 30, 1998. Finally, due to salary increases and increases in the number of personnel at the Scrubgrass project, the Company incurred higher labor and related costs in 1998. However, the aforementioned increases in 1998 operating expenses were offset in part because certain operating expenses were higher during 1997 by comparison to 1998 primarily for the following reasons. First, because of extensive repairs made during the 1997 extended outage, the Company incurred additional maintenance expenses in 1997 by comparison to 1998. Second, as a result of enhancements made during 1997 to the fuel processing system at the Scrubgrass Project, the Company realized a savings in certain routine maintenance expenses during 1998. Finally, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during the first quarter in 1998. See a further discussion of these modifications under the caption "-Liquidity and Capital Resources -- 1998 Outlook".

     Lease expense for the three and six months ended June 30, 1998 amounted to $5,683,982 and $11,721,816, respectively, as compared to $5,773,271 and
$11,479,545 for the three and six months ended June 30, 1997, respectively. The overall increase in lease expense during 1998 is primarily due to an increase in equity rents paid to the Lessor and higher scheduled principal payments on the Lessor's term loans which were passed through to the Company in its lease expense. The increase in equity rents was primarily attributable to an increase in the scheduled base rent payments and higher additional rents paid based on the improved performance of the Scrubgrass plant in 1998. The comparative increases in equity rents occurred at a higher rate during the first quarter of 1998 which is the primary reason for the decrease in lease expense during the three months ended June 30, 1998 by comparison to the three months ended June 30, 1997. The aforementioned increase in 1998 lease expense was offset in part by a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $2,006,028 and $4,012,055 for the three and six months ended June 30, 1998, respectively, as compared to $2,222,514 and $4,450,971 for the three and six months ended June 30, 1997, respectively.

     General and administrative expenses for the three and six months ended June 30, 1998 amounted to $551,513 and $1,096,592, respectively, as compared to $479,981 and $1,171,820 for the three and six months ended June 30, 1997, respectively. The overall decrease in general and administrative expenses during the 1998 six month period is primarily attributable to the following four factors. First, the Company incurred significant legal expenses in 1997 to review documents in the discovery phase of the Sunnyside project litigation which expenses were incurred to a much lesser extent during 1998. Second, the management fees for the Scrubgrass Project were lower in 1998 because the Company had incurred significant management fees to address the Scrubgrass generator matter and to consider other contract related matters during the six months ended June 30, 1997, which matters either did not recur or recurred to a lesser extent in 1998. Third, the Company restructured its insurance programs at its corporate office and at the Scrubgrass Project in April 1997 which resulted in lower insurance premiums for 1998 by comparison to 1997. Lastly, the Company reduced the amount of certain professional fees during 1998 as compared to 1997 because it used such professional services to a lesser extent during 1998. However, the aforementioned decreases in 1998 general and administrative expenses were offset in part because certain general and administrative expenses were higher during 1998 by comparison to 1997 primarily for the following two reasons. First, certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, were redirected to operating activities during 1998. Second, the Scrubgrass project received a sales tax refund during the three months ended June 30, 1997 which reduced general and administrative expenses by comparison to the same period in 1998. Since the aforementioned differences between expenses incurred during 1998 and 1997 did not occur at an equal rate during the first and second quarters, general and adminstrative expenses increased during the three months ended June 30, 1998 by comparison to the same period in 1997, but decreased for the entire 1998 period by comparison to 1997.

     Depreciation and amortization for the three and six months ended June 30, 1998 amounted to $73,049 and $146,086, respectively, as compared to $50,186 and $99,988 for the three and six months ended June 30, 1997, respectively. The 1998 increase is primarily attributable to 1997 additions to leasehold improvements and deferred financing costs for the Scrubgrass Project which were not amortized during the three and six months ended June 30, 1997.

     Interest income for the three and six months ended June 30, 1998 amounted to $40,199 and $93,228, respectively, as compared to $26,328 and $144,473 for the three and six months ended June 30, 1997, respectively. The overall decrease in interest income for the six months ended June 30, 1998 by comparison to the same period in 1997 is primarily attributable to less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, as discussed in previous filings, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Part II - Item 1. Legal Proceedings" and "- Certain Factors That May Impact Future Results-Legal Proceedings"). The aforementioned decrease in interest income during 1998 was offset in part by higher interest earnings in 1998 on the Company's cash reserves which increased as a result of cash received in December 1997 from the sale of the Milesburg project. Interest income for the three months ended June 30, 1998 increased by comparison to the same period in 1997 principally because of the improvement in
the Company's cash reserves during 1998.   The interest related to the Sunnyside
Project did not effect the second quarter comparison because such interest was being deferred during both the second quarters in 1998 and 1997.

     Interest expense for the three and six months ended June 30, 1998 amounted to $115,459 and $234,851, respectively, as compared to $56,476 and $142,952 for the three and six months ended June 30, 1997, respectively. Interest expense increased in 1998 primarily because of additional long-term debt for the Scrubgrass Project which was incurred during the second quarter of 1997 to finance a cash deficiency which occurred shortly after the 1997 extended maintenance outage. The additional long-term debt consists of a $3 million term credit facility which is discussed further in the section "--Liquidity and Capital Resources - Financing Activities" and installment debt which financed the generator repair that is discussed further in the section "--Liquidity and Capital Resources -- 1998 Outlook". The aforementioned increases in 1998 interest expense were offset in part by a decrease in interest incurred on the Scrubgrass Project working capital loan during 1998 by comparison to 1997. The interest on working capital loan decreased primarily due to lower average outstanding borrowings during 1998.

     Income tax benefit for the three and six months ended June 30, 1998 amounted to $683,000 and $279,000, respectively as compared to an income tax benefit of $1,192,000 and $966,000 for the three and six months ended June 30, 1997, respectively. The income tax benefit during 1998 decreased by comparison to 1997 primarily because the Company's loss before taxes was lower in 1998. The effective tax rates for 1998 and 1997 are expected to be comparable and may vary within 1% depending on the apportionment of income between state taxing jurisdictions.

     Net loss for the three and six months ended June 30, 1998 amounted to $963,721 and $383,128, respectively, as compared to net loss of $1,701,236 and $1,389,806 for the three and six months ended June 30, 1997, respectively. The overall decrease in the 1998 net loss is largely attributable to the increase in power generation revenues and the decrease in general and administrative expenses. The overall decrease in the net loss was offset in part by the increases in operating expenses, lease expenses and interest expense, and decrease in interest income. The changes in these components of the net loss were discussed more fully in the previous narrative under "Results of Operations".

  Outlook for the Remainder of 1998

     With a view towards the remainder of 1998, the Company currently expects to achieve earnings on an annual basis as a result of profits from Scrubgrass project operations and management of corporate general and administrative
expenses.   The Company offers the following prospective information concerning significant components of its 1998 Consolidated Statement of Operations which are being compared to historical results of operations in 1997:

 Power generation revenues - Power generation revenues are expected to increase in 1998 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and improvements in the expected annual capacity rate for 1998. The Scrubgrass capacity rate, which was significantly effected by the extended maintenance outage in 1997, is expected to improve in 1998 primarily because maintenance shutdowns are presently expected to occur to a lesser extent during 1998. Although, such increases in 1998 power generation revenues are expected to be offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain
 revenues under the power purchase agreement.   A favorable resolution of the
 Company's legal action against Pennsylvania Electric Company could also have a favorable impact upon power generation revenues. See "Part II - Item 1. Legal Proceedings" and "-Certain Factors That May Impact Future Results-Legal Proceedings" for a further discussion of the legal action against Pennsylvania Electric Company.

 Operating expenses - Operating expenses are expected to increase in 1998 as a result of an approximate 3% increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the operations and maintenance agreement and anticipated increases in personnel costs at the Scrubgrass plant. In addition, largely because the Company is anticipating that maintenance shutdowns will occur to a lesser extent during 1998, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. However, absent an extended outage in 1998, the Company would expect to incur lower maintenance expenses in 1998. However, after performing certain machinery and equipment inspections during the 1998 outage, the Company is now expecting to accelerate certain estimated timeframes for completing maintenance in future years. The changes in these estimates are expected to increase maintenance reserves for the remainder of 1998 which would partially offset the savings in maintenance expense which would otherwise have been realized from the absence of an extended outage in
 1998.   The Company also expects that certain improvements made in 1997 to its fuel handling systems may offset a portion of the increases in fuel costs and result in decreases in maintenance expenses during 1998.

 Lease expenses - Lease expenses are expected to increase as a result of higher scheduled principal payments on the Lessor's term loans which will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. In addition, the Company expects to incur scheduled increases in equity rents for the Scrubgrass Project in 1998. However, largely due to required repayments of $1.2 million on the Company's $3 million credit facility, the Company expects that there would be less cash available from the Scrubgrass Project during 1998. As such, the scheduled increases in the aforementioned lease expenses are expected to be partially offset by a reduction in the additional rent paid to the Lessor which amounts to 50 percent of the net cash flows from the Scrubgrass Project (See the further discussion under "--Liquidity and Capital Resources - 1998 Outlook"). The aforementioned increases in 1998 lease expense are also expected to be offset in part by a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease.

 General and administrative expenses - General and administrative expenses are expected to increase in 1998 primarily because certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, will be redirected to operating activities during 1998. However, such increase is expected to be largely offset by decreases in professional fees, management fees and insurance expenses during 1998.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note B to the Condensed Consolidated Financial Statements for a discussion of accounting standards which the Company has adopted effective January 1, 1998. There were no recently issued accounting standards since the Company filed its Annual Report on Form 10-K for the year ended December 31, 1997 which would have any impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

     Cash provided by operating activities amounted to $77,478 and $53,809 for the six months ended June 30, 1998 and 1997, respectively. During 1998 and 1997, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings from cash reserves. The Company offers the following information to discuss the changes in operating assets and liabilities which most notably impacted its cash position during the six months ended June 30, 1998:

 Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $4,972,134 as of June 30, 1998 as compared to $6,538,645 as of December 31, 1997. The decrease in receivable from utility as of June 30, 1998 is primarily attributable to a decrease in revenues during May 1998 and June 1998 as a result of the 1998 planned maintenance outage and several unscheduled shutdowns. However, the aforementioned decrease was offset in part by a 5% increase in certain rates billed to the utility in 1998 under the terms of the Scrubgrass power purchase agreement.

 Other current assets - The Company's other current assets amounted to $803,288 as of June 30, 1998 as compared to $881,938 as of December 31, 1997. The overall decrease is largely attributable to a reduction in fuel inventory levels which were higher than usual at December 31, 1997 because the Company had advance purchased certain inventory during 1997 to obtain favorable pricing. The aforementioned decrease was substantially offset by an increase in prepaid insurance because the Company made a large prepayment when it renewed its insurance policies during the second quarter.

 Deferred income tax asset - The Company's deferred income tax asset amounted to $900,755 as of June 30, 1998 as compared to $817,755 as of December 31, 1997. The increase is largely attributable to the the recorded tax benefits of the net loss for the six months ended June 30, 1998. The Company expects that it will realize the recorded tax benefits of the net loss for the six months ended June 30, 1998 because the Company expects that this net loss will be completely offset by profitable operating results for the remainder of 1998.

 Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,379,203 as of June 30, 1998 as compared to $6,325,062 as of December 31, 1997. The overall decrease is largely attibutable to the following two factors. First, the Company had significant accruals for corporate income taxes and additional rent as of December 31, 1997 which either did not exist or existed to a lesser extent as of June 30, 1998. Second, due to the decrease in the capacity rate during the second quarter of 1998, the liabilities for certain variable expenses existed to a lesser extent as of June
 30, 1998 when compared to December 31, 1997.   The aforementioned decreases in
 accounts payable and accrued expenses were offset in part by the following two factors. First, the Company incurred significant maintenance expenses for scheduled and unscheduled outages which occurred during the second quarter of 1998 that increased its accounts payable and accrued expenses as of June 30, 1998 when compared to December 31, 1997. Second, similar to the comparison of expenses between the second quarter of 1998 and 1997 discussed in the section "Results of Operations", certain of the Company's expenses during the second quarter of 1998 also increased by comparison to the fourth quarter of 1997 which resulted in higher accounts payable and accrued expenses balances as of June 30, 1998 by comparison to December 31, 1997.

 Deferred gain, net - The Company's deferred gain, net amounted to $5,551,392 as of June 30, 1998 as compared to $5,705,598 as of December 31, 1997. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

 Receivable from sale of affiliate and deferred interest revenue - The Company's receivable from sale of affiliate amounted to $938,388 as of June 30, 1998 as compared to $791,512 as of December 31, 1997. The increase is attributable to interest payable by the purchasers of the Sunnyside project during the six months ended June 30, 1998. The Company's deferred interest revenue amounted to $367,388 as of June 30, 1998 as compared to $220,514 as of December 31, 1997. The increase is attributable to interest payable by the purchasers of the Sunnyside project during the six months ended June 30, 1998, but deferred for financial reporting purposes. Beginning in April 1997, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See the further discussion under "--Results of Operations" and "Part II - Item 1. Legal Proceedings").

 Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "--Investing Activities-Restricted Cash"). The maintenance reserve decreased to $1,841,325 as of June 30, 1998 from $1,995,818 as of December 31, 1997 primarily due to cash outlays for major equipment overhauls of approximately $343,000 made during the 1998 Scrubgrass outage and because certain modifications to the financing contract with the manufacturer of the Scrubgrass generator reduced long-term liabilities included in the maintenance reserve. For a further discussion of the modifications to the financing contract with the manufacturer of the Scrubgrass generator, refer to the section "--Liquidity and Capital Resources -- 1998 Outlook". However, the aforementioned decreases were offset in part by scheduled reserves provided for the ongoing maintenance of the plant.

Investing Activities

     The Company used $472,164 and $1,004,582 in investing activities during the six months ended June 30, 1998 and June 30, 1997, respectively. The Company's investing activities are concentrated primarily in the following areas:

 Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $19,174 and $17,704 from notes receivable related to the Scrubgrass Project during the six months ended June 30, 1998 and June 30, 1997, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $661,944 as of June 30, 1998, are the subject of a legal proceeding. See "--Certain Factors That May Impact Future Results-Legal Proceedings" and "Part II - Item 1. Legal Proceedings" for further information about the notes receivable related to the Sunnyside Project.

 Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the six months ended June 30, 1998 and June 30, 1997, the Company's net deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $481,898 and $242,647, respectively. The Company's expenditures for major equipment overhauls were significantly higher during the 1997 extended outage by comparison to the 1998 outage. As such, the net deposits to the restricted major maintenance fund and interest thereon were much higher during the three months ended June 30, 1998 by comparison to the same period in 1997.

 Property plant and equipment - The Company invested $5,195 and $646,322 in property, plant and equipment expenditures during the six months ended June 30, 1998 and June 30, 1997, respectively. The expenditures in 1997 were primarily related to development activities for the Company's Milesburg Project which was sold in 1997 and for which development efforts had increased in 1997 prior to the sale. The expenditures in 1998 were primarily purchases of computer equipment for the Company's corporate office.

Financing Activities

     The Company utilized $10,658,025 in financing activities during the six months ended June 30, 1998 and received $145,163 from financing activities during the six months ended June 30, 1997. The Company's financing activities are concentrated primarily in the following areas:

 Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of 3 cents per share during each of the quarters in the periods ending June 30, 1998 and June 30, 1997. As of December 31, 1997, the Company had dividends payable for common stock of $10,266,105 or 90 cents per share (consisting of a 3 cent quarterly dividend and an 87 cent special dividend out of the proceeds of the Milesburg buy-out) which were declared on December 10, 1997 and paid on January 7, 1998. The Company also had dividends payable for common stock as of June 30, 1998 of $342,203 or 3 cents per share which were declared on June 23, 1998 and paid on July 10, 1998. As such, dividends paid for common stock amounted to $10,608,309 and $664,607 during the six months ended June 30, 1998 and June 30, 1997, respectively. During 1997, the Company also commenced the payment of dividends to its subsidiary's preferred stockholder. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date through the first quarter of 1997 with a payment of $26,428 in April 1997. Beginning during the second quarter of 1997, the preferred stockholder has been paid its dividends quarterly at a rate of $1,250 per quarter during the month following the end of each quarter. As such, dividends paid for preferred stock amounted to $2,500 and $26,428 during the six months ended June 30, 1998 and June 30, 1997, respectively and dividends payable for preferred stock amounted to $1,250 and $1,250 as of June 30, 1998 and June 30, 1997, respectively.

 Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. During the six months ended June 30, 1998, the Company increased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,311,666 as of December 31, 1997 to $2,864,450 as of June 30, 1998. The increase in the working capital loan as of June 30, 1998 was primarily used to cover the cash deficiency which resulted from reduced revenues during the second quarter (See further discussion under the section " --Operating Activities - Accounts Payable and Accrued Expenses"). This increase in the working capital loan tends to be seasonal and occur shortly after the scheduled maintenance outage each year.

 Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage to repair the generator and associated costs and expenses. The maximum allowable borrowings under this credit facility were $3,000,000 through July 1, 1998 at which time the maximum
 allowable borrowings were reduced to $2,400,000.   Beginning on January 4,
 1999, the maximum allowable borrowings will continue to reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000. During the six months ended June 30, 1998, the Company paid down this obligation by $600,000 in order to reduce this obligation to the maximum allowable borrowing amount of $2,400,000 which became effective on July 1, 1998. The current portion of this obligation, which amounted to $1,200,000 as of June 30, 1998, is included in other current liabilities.

 Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,011,585 and $1,267,811, respectively as of June 30, 1998. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which notes are currently the subject of a legal proceeding (See "--Certain Factors That May Impact Future Results-Legal Proceedings" and "Part II - Item 1. Legal Proceedings"). The next installment for the Scrubgrass Project long-term obligation amounts to $39,585 and is payable later in 1998.

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

   As discussed under the caption "-Results of Operations - 1998 Outlook", the Company expects that the Scrubgrass Project will be profitable in 1998 and will generate cash flows from its operating activities. However, the Company anticipates that a significant portion of the expected cash flows in 1998 will be utilized for debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to pay down the $3 million term credit facility to $1,800,000 by January 4, 1999 and make an installment payment later in 1998 of $39,585 under the $1.3 million Scrubgrass Project note. Furthermore, the Company is expecting to make deposits to the major maintenance reserve fund which are in excess of normal requirements aggregating $248,795 during 1998 to replenish restricted cash balances which were used to finance expenditures for major cash overheauls during previous outages. However, as discussed more fully in the Company's 1997 Annual Report on Form 10-K, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in 1998 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments.

   As discussed in a previous filing, the Company improved its financial position by revising the terms of its installment contract to finance the 1997 repair of the Scrubgrass generator. Under the terms of the revised agreement with the manufacturer of the Scrubgrass generator ("GEC"), as payment in full for their recent work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company will pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 was payable upon the completion of their work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of June 30, 1998, the Company has recorded in its Consolidated Balance Sheet the first installment of $50,000 in its accounts payable and accrued expenses and the present value of the remaining four installments, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to approximately $344,000, in its maintenance reserve. The $56,000 balance of the $450,000 revised generator rewind cost is being recognized as interest expense over the remaining four year term of the financing contract with GEC. During the first quarter in 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which reduction amounted to approximately $169,000 as of December 31, 1997. The Company has also recognized interest expense of approximately $14,000 during the six months ended June 30, 1998 under the revised agreement with GEC.

   The Company continues to address the issue of Year 2000 compliance. During the year ended December 31, 1996, the Company replaced all of the hardware and software at its corporate office with products which are Year 2000 compliant. The Company has reviewed all of the hardware and software at the Scrubgrass facility for Year 2000 compliance and, where necessary, is either upgrading or replacing this software in accordance with a schedule which would ensure Year 2000 compliance prior to the year 2000. The Company presently does not expect that any future expenditures for hardware and software upgrades or replacements at the Scrubgrass facility related to Year 2000 compliance would have a material impact on the Company's results of operations or financial position. The Company continues to consider whether there are issues with Year 2000 compliance at its customer, or any of its vendors, which could adversely affect its operations. In this regard, the Company has presently developed a list of vendors for which compliance letters will be sent to ensure such vendors have systems which are Year 2000 compliant. Presently, pending feedback from its customer and vendors, the Company's management is unable to assess whether there would be any impact on its operations if its customer, or any of its vendors, fail to ensure that their computer systems are Year 2000 compliant.

   The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with cash reserves which the Company estimates were approximately $700,000 at June 30, 1998, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the Company's then current and projected operating performance and capital requirements. See "--Certain Factors That May Affect Future Results" below.

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

  Legal Proceedings

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $661,944, respectively as of June 30, 1998. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995. The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is also a plaintiff in a legal proceeding with Pennsylvania Electric Company ("PENELEC"), the utilty which purchases electricity from the Scrubgrass facility. In this legal proceeding, among other complaints, the Company alleged that PENELEC has breached the power purchase agreement by failing to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and receive contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour.

Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $3,806,263 as of June 30, 1998. While the Company was profitable overall during 1997, the Company incurred a loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. While the Company continues to expect to be profitable for 1998, the Company's 1998 results to date have been adversely affected by several unscheduled shutdowns during the second quarter resulting from equipment malfunctions. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclical industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment, and the occurrence of unpredictable events like the generator repair and the equipment malfunctions. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

     From time to time, the Company invests its resources to develop power
generating facilities or invest in other projects of a development nature.   The
successful development of power generating facilities or similar projects typically require the Company to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required to complete such projects. However, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of projects under development, or cause the Company to abandon the pursuit of such development projects and incur the loss of its investment to date, which could materially impact the Company's business and results of operations. As of June 30, 1998, the Company has no projects which are in the development stage.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing through 2012, a $17.7 million remaining term loan maturing through 2005, a $10.7 million variable rate term loan maturing through 2004 and $.5 million in remaining junior subordinated debt obligations which mature through 2004. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing through 2004 and $2.4 million in advances from the Lessor under a variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $17.7 million remaining term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $17.7 million remaining term loan and $.5 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of
capacity which has led to intense competition in this market.   The principal
sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed more fully in the Company's latest Annual Report on Form 10-K, the electric industry has been previously affected by legislation such as the Federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and the Energy Policy Act of 1992 ("Energy Act") which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "--Energy Regulation" below, there has been new state legislation to deregulate the generation component of the electric business. Furthermore, as discussed under the caption "Energy Regulation", proposed changes to repeal or modify the Public Utility Holding Company Act of 1935 ("PUHCA") and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC will seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe it will be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On October 11, 1995, Scrubgrass Generating Company L.P. (the "Lessor") and Buzzard Power Corporation (the "Lessee") (collectively the "Plaintiffs") filed a complaint against Pennsylvania Electric Company ("PENELEC") in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of June 30, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $2.7 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through June 30, 1998, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1.5 million for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 to deny PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. On June 8, 1998, the Venango County Court of Common Pleas ruled in favor of the Plaintiffs that, under the terms and conditions of the Scrubgrass power purchase agreement, "PENELEC is required to purchase all energy produced in good faith, so long as the quantity is not unreasonably disproportionate to estimate of 80 MW". On July 9, 1998, the Plaintiffs were notified that PENELEC filed an appeal to the court order.

Presently, pending the ultimate determination of its responsibility under the power purchase agreement, PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate. The Plaintiffs had been in discussions with PENELEC concerning a proposal made by PENELEC to settle the litigation. However, because the Plaintiffs and PENELEC could not come to a mutual agreement on all of the terms of the proposal, PENELEC withdrew its proposal offer in July 1998.

   On May 3, 1996, B&W Sunnyside L.P., NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah. The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $661,944, respectively at June 30, 1998. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 30, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company is in the process of drafting a response to the Plaintiffs' correspondence dated June 5, 1998. Discovery remains ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders, held on Tuesday June 23, 1998, the following actions were submitted to a vote of security holders:

1. The Company elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                                       NUMBER OF SHARES
                                    ---------------------

                                                     WITHHELD
     ELECTED DIRECTOR                FOR             AUTHORITY
     ----------------                ---             ---------

     Joseph E. Cresci             10,802,708          22,200
     Donald A. Livingston         10,802,708          22,200
     Peter J. Blampied            10,803,108          21,800
     Edward B. Koehler            10,803,108          21,800
     Robert I. Weisberg           10,803,108          21,800

2. The Company ratified the selection of the firm Deloitte and Touche LLP as auditors for the Company for the fiscal year ending December 31, 1998. The results of the voting were as follows:

     RESULT                            NUMBER OF SHARES
     ------                            ----------------

     For                                     10,824,532
     Against                                        376



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 13, 1998                                 /s/ William D. Linehan
                                                -------------------------------
                                                William D. Linehan
                                                Treasurer and
                                                Chief Financial Officer
                                                (principal accounting officer
                                                and authorized officer)