Form 10-Q
period 1998-09-30
ENVIRONMENTAL POWER CORP
filed 1998-11-16
CIK 805012

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended           September 30, 1998
                                 ---------------------------------------------

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

                 Number of shares of Common Stock outstanding

                  at   November 9, 1998     11,406,783 shares

                     The Exhibit Index appears on Page 32.

                         Total number of pages is 33.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                              Page No.
                                                                                           --------
     Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets as
     of September 30, 1998 (unaudited) and December 31, 1997...............................        2

     Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine
     months Ended September 30, 1998 and September 30, 1997................................        3

     Condensed Consolidated Statements of Cash Flows (unaudited) for the Three and Nine
     months Ended September 30, 1998 and September 30, 1997................................        4

     Notes to Condensed Consolidated Financial Statements..................................      5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations............................................................................     7-29

PART II.  OTHER INFORMATION

     Item 1.               Legal Proceedings...............................................    30-32

     Item 6.               Exhibits and Reports on Form 8-K................................       32

     Signatures            ................................................................       33

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30               December 31
                                                                                    1998                      1997
                                                                              -----------------         ------------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
    Cash  and  cash equivalents                                             $          366,366        $        12,092,273
    Restricted cash                                                                    698,978                    486,659
    Receivable from utility                                                          6,223,922                  6,538,645
    Notes receivable                                                                    41,539                     39,128
    Other current assets                                                               784,804                    881,938
                                                                              -----------------         ------------------
                                     TOTAL CURRENT ASSETS                            8,115,609                 20,038,643

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                   104,853                    129,936

DEFERRED INCOME TAX ASSET                                                            1,073,755                    817,755

LEASE RIGHTS, NET                                                                    2,645,766                  2,757,519

RECEIVABLE FROM SALE OF AFFILIATE                                                      570,998                    570,998

NOTES RECEIVABLE                                                                     2,952,099                  2,983,562

ACCRUED POWER GENERATION REVENUES                                                   39,380,472                 33,362,389

OTHER ASSETS                                                                           635,345                    701,437
                                                                              -----------------         ------------------
                                                                            $       55,478,897        $        61,362,239
                                                                              =================         ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                   $        5,524,720        $         6,325,062
    Dividends payable on common stock                                                  171,102                 10,266,105
    Other current liabilities                                                        4,005,998                  2,911,666
                                                                              -----------------         ------------------
                                   TOTAL CURRENT LIABILITIES                         9,701,820                 19,502,833

DEFERRED GAIN, NET                                                                   5,474,290                  5,705,598

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                             3,482,246                  4,673,727

ACCRUED LEASE EXPENSES                                                              39,380,472                 33,362,389

MAINTENANCE RESERVE                                                                  2,120,900                  1,995,818
                                                                              -----------------         ------------------
                                   TOTAL LIABILITIES                                60,159,728                 65,240,365

SHAREHOLDERS' DEFICIT
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at September 30, 1998 and December 31, 1997, respectively)                --                        --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at September 30, 1998 and December 31, 1997, respectively)                 100                        100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423  shares  issued at September 30, 1998 and December 31, 1997, respectively; 11,406,783 shares outstanding at September 30, 1998 and
         December 31, 1997, respectively)                                              125,254                    125,254
    Additional paid-in capital                                                               0                          0
    Accumulated deficit                                                             (3,540,183)                (2,737,478)
                                                                              -----------------         ------------------
                                                                                    (3,414,829)                (2,612,124)

    Treasury stock (1,118,640 common shares, at cost, as of
         September 30, 1998 and December 31, 1997, respectively)                      (456,271)                  (456,271)
    Notes receivable from officers and board members                                  (809,731)                  (809,731)
                                                                              -----------------         ------------------
                                   TOTAL SHAREHOLDERS' DEFICIT                      (4,680,831)                (3,878,126)
                                                                              -----------------         ------------------

                                                                            $       55,478,897        $        61,362,239
                                                                              =================         ==================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended September 30
                                                  ------------------------------------------
                                                           1998                   1997
                                                  -------------------     ------------------
POWER GENERATION REVENUES                         $        11,820,273     $       12,195,445
                                                  -------------------     ------------------
COSTS AND EXPENSES:
     Operating expenses                                     4,875,561              4,494,388
     Lease expenses                                         5,579,583              6,510,104
     General and administrative expenses                      550,397                260,857
     Reversal of provision for nonrecovery of
              project development costs                                             (940,144)
     Depreciation and amortization                             69,693                 76,433
                                                  -------------------     ------------------
                                                           11,075,234             10,401,638
                                                  -------------------     ------------------

OPERATING INCOME (LOSS)                                       745,039              1,793,807

OTHER INCOME (EXPENSE):
     Interest income                                           34,506                 31,459
     Interest expense                                        (122,313)              (125,451)
     Amortization of deferred gain                             77,103                 77,103
     Other income                                              10,847                   ----
                                                  -------------------     ------------------
                                                                  143                (16,889)
                                                  -------------------     ------------------

INCOME (LOSS) BEFORE INCOME TAXES                             745,182              1,776,918

INCOME TAX (EXPENSE) BENEFIT                                 (308,000)              (674,000)
                                                  -------------------     ------------------

NET INCOME (LOSS)                                 $           437,182     $        1,102,918
                                                  ===================     ==================

BASIC AND DILUTED EARNINGS (LOSS)
           PER COMMON SHARE                       $              0.04     $             0.10
                                                  ===================     ==================

DIVIDENDS PAID OR PAYABLE
     Common shares                                $           171,102     $          335,153
     Preferred shares                                           1,250                  1,250
                                                  ===================     ==================
                                                  $           172,352     $          336,403
                                                  ===================     ==================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                                $             0.015     $            0.030
                                                  ===================     ==================


                                                         Nine Months Ended September 30
                                                   ------------------------------------------
                                                            1998                   1997
                                                   -------------------     ------------------
POWER GENERATION REVENUES                          $        33,545,710     $       31,500,839
                                                   -------------------     ------------------

COSTS AND EXPENSES:
     Operating expenses                                     14,313,809             13,559,961
     Lease expenses                                         17,301,399             17,982,701
     General and administrative expenses                     1,646,989              1,432,677
     Reversal of provision for nonrecovery of
              project development costs                                              (940,144)
     Depreciation and amortization                             215,779                181,633
                                                   -------------------     ------------------
                                                            33,477,976             32,216,828
                                                   -------------------     ------------------

OPERATING INCOME (LOSS)                                         67,734               (715,989)

OTHER INCOME (EXPENSE):
     Interest income                                           127,734                175,932
     Interest expense                                         (357,164)              (270,139)
     Amortization of deferred gain                             231,308                231,308
     Other income                                               13,442                   ----
                                                   -------------------     ------------------
                                                                15,320                137,101
                                                   -------------------     ------------------

INCOME (LOSS) BEFORE INCOME TAXES                               83,054               (578,888)

INCOME TAX (EXPENSE) BENEFIT                                   (29,000)               292,000
                                                   -------------------     ------------------

NET INCOME (LOSS)                                  $            54,054     $         (286,888)
                                                   ===================     ==================

BASIC AND DILUTED EARNINGS (LOSS)
           PER COMMON SHARE                        $              0.00     $            (0.03)
                                                   ===================     ==================

DIVIDENDS PAID OR PAYABLE
     Common shares                                 $           855,509     $          999,760
     Preferred shares                                            3,750                 28,928
                                                   ===================     ==================
                                                   $           859,259     $        1,028,688
                                                   ===================     ==================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                                 $             0.075     $            0.090
                                                   ===================     ==================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended September 30
                                                                  ------------------------------------------
                                                                        1998                  1997
                                                                  ----------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $        54,054       $      (286,888)
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Depreciation and amortization                                   215,779               181,633
          Deferred income taxes                                          (256,000)             (272,000)
          Amortization of deferred gain                                  (231,308)             (231,308)
          Reversal of provision for nonrecovery of project
              development costs                                               ---              (940,144)
          Accrued power generation revenues                            (6,018,083)           (6,678,441)
          Accrued lease expenses                                        6,018,083             6,678,441
          Changes in operating assets and liabilities:
               Decrease (increase) in receivable from utility             314,723              (759,063)
               Decrease in other current assets                            97,134               101,912
               Increase in receivable from sale of affiliate                  ---               (73,236)
               Increase in other assets                                    (7,654)             (151,417)
               Decrease in accounts payable and accrued
                   expenses                                              (797,842)             (495,239)
               Increase in long-term liabilities                            8,519                 8,646
               Increase in maintenance reserve                            125,082               575,180
                                                                  ----------------      ----------------
                  Net cash used by operating activities                  (477,513)           (2,341,924)
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                       29,052                26,825
    (Increase) decrease in restricted cash                               (212,319)              313,256
    Property, plant and equipment expenditures                             (5,197)           (1,052,819)
                                                                  ----------------      ----------------
                  Net cash used in investing activities                  (188,464)             (712,738)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                 (10,954,262)           (1,028,688)
    Net borrowings under working capital loan                             494,332               368,903
    Borrowings under long-term credit facility                                ---             3,000,000
    Repayment of secured promissory notes payable and
         other borrowings                                                (600,000)                  ---
    Proceeds from the issuance of common stock                                ---                 7,362
                                                                  ----------------      ----------------
                  Net cash (used in) provided by financing
                   activities                                         (11,059,930)            2,347,577
                                                                  ----------------      ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (11,725,907)             (707,085)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         12,092,273             1,178,524
                                                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       366,366       $       471,439
                                                                  ================      ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NEW ACCOUNTING STANDARD
---------------------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 addresses the reporting and display of comprehensive income and its components. SFAS No 130 divides comprehensive income into two categories which are "net income" and "other comprehensive income". The category known as "other comprehensive income" refers to all changes in stockholders' equity during a period except changes resulting from net income or loss, investments by stockholders and distributions to stockholders. There were no items of other comprehensive income, as defined by SFAS No. 130, to report during the nine months ended September 30, 1998 and September 30, 1997.

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share".
The Company computes basic earnings (loss) per share by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings
(loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following tables outline the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three and nine months ended September 30, 1998 and 1997.

                                                                 INCOME                   SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
THREE MONTHS ENDED SEPTEMBER 30, 1998:
--------------------------------------
Income available to shareholders                                  $  437,182                11,406,783                 $.04
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                  435,932                11,406,783                  .04
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,597
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders             $  435,932                11,429,380                 $.04
                                                          ==================      ====================      ===============

THREE MONTHS ENDED SEPTEMBER 30, 1997:
--------------------------------------
Income available to shareholders                                  $1,102,918                11,097,870                 $.10
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                1,101,668                11,097,870                  .10
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                147,365
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders             $1,101,668                11,245,235                 $.10
                                                          ==================      ====================      ===============

                                                              INCOME (LOSS)               SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
NINE MONTHS ENDED SEPTEMBER 30, 1998:
-------------------------------------
Income available to shareholders                                   $  54,054                11,406,783                $ ---
Effect of dividends to preferred stockholders                         (3,750)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                   50,304                11,406,783                  ---
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,595
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders              $  50,304                11,429,378                $ ---
                                                          ==================      ====================      ===============

NINE MONTHS ENDED SEPTEMBER 30, 1997:
-------------------------------------
Loss available to shareholders                                     $(286,888)               11,083,889                $(.03)
Effect of dividends to preferred stockholders                        (28,928)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (315,816)               11,083,889                 (.03)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                134,137
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders                $(315,816)               11,218,026                $(.03)
                                                          ==================      ====================      ===============

NOTE D--RECLASSIFICATIONS
-------------------------

The Company has made certain reclassifications to the consolidated financial statements as of December 31, 1997 and for the three and nine months ended September 30, 1997 in order to conform to the presentation of the consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company also held varying ownership interests (100% to approximately 40%) in and oversaw the operation of an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility which had contracted to purchase electricity from the Milesburg Project. Under the terms of the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility on December 5, 1997 and terminated the ongoing litigation. As such, the Company's power generation revenues, operating expenses and lease expenses during 1997 and 1998 pertain solely to the Scrubgrass Project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 1998 ("1998") to the three and nine months ended September 30, 1997 ("1997").

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

RESULTS OF OPERATIONS

  Revenues

     Power generation revenues for the nine months ended September 30, 1998 amounted to $33,545,710 as compared to $31,500,839 for the nine months ended September 30, 1997. The overall increase in power generation revenues during 1998 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and an increase in the capacity rate billed during 1998. During the nine months ended September 30, 1998, the Scrubgrass Project operated at 85% of its capacity as compared to 81.3% for the same period in 1997. The following factors contributed principally to the differences in the Scrubgrass Project's capacity factors billed for the nine months ended September 30, 1998 by comparison to the same period in 1997. First, the Scrubgrass project had its annual maintenance outages during the second quarters in 1998 and 1997. During the 1998 outage, the Scrubgrass plant was inoperative for approximately 14 days to perform scheduled maintenance procedures whereas the 1997 maintenance outage was extended from 12 days to approximately 37 days to perform more extensive repairs to the Scrubgrass generator. Second, the Scrubgrass plant was inoperative for approximately 6 days during the first quarter of 1997 to consider matters related to the generator. Third, in the second quarter of 1998, the Scrubgrass project incurred several unscheduled shutdowns to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 11 days outside of the scheduled outage timeframe. Fourth, in the third quarter of 1998, the Scrubgrass project incurred several unscheduled shutdowns to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 7 days. As such, other than normal curtailments of output from the utility which occurred from time to time, the Scrubgrass plant did not operate for an aggregate of approximately 32 days and 43 days as a result of scheduled and unscheduled shutdowns during 1998 and 1997, respectively. The aforementioned increase in 1998 power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $6,018,083 and $6,678,441 during the nine months ended September 30, 1998 and September 30, 1997, respectively.

     Power generation revenues for the three months ended September 30, 1998 amounted to $11,820,273 as compared to $12,195,445 for the three months ended September 30, 1997. Power generation revenues decreased during the 1998 period primarily for two reasons. First, due to several unscheduled shutdowns to respond to equipment malfunctions and seven curtailments of output by the utility, the Scrubgrass Project operated at 90.7% of its capacity during the three months ended September 30, 1998 as compared to 97% for the same period in 1997. Second, the Company recognized a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $2,006,028 and $2,227,470 for the three months ended September 30, 1998 and September 30, 1997, respectively. The aforementioned decrease in power generation revenues was offset in part because the Company had a 5% increase in certain rates billed to the utility during 1998 under the terms of the power purchase agreement.

  Operating Expenses

     Operating expenses for the nine months ended September 30, 1998 amounted to $14,313,809 as compared to $13,559,961 for the nine months ended September 30, 1997. The overall increase during 1998 is primarily attributable to the following five reasons. First, the Company incurred higher fuel costs and higher operator fees in 1998 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher fuel expenses because it achieved a higher capacity rate during 1998 and realized lower average heat rates from fuel consumption in 1998 by comparison to 1997. Third, because the Company is projecting higher overall operating performance during 1998, the Company is accruing higher year-end operator bonuses during 1998 than were recorded in 1997. Fourth, although overall maintenance expenses were higher in 1997 as discussed below, the Company did incur certain additional maintenance expenses in 1998 by comparison to 1997 to make the necessary repairs related to certain 1998 equipment malfunctions and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. Finally, due to salary increases and increases in the number of personnel at the Scrubgrass project, the Company incurred higher labor and related costs in 1998. However, the aforementioned increases in 1998 operating expenses were offset in part because certain operating expenses were higher during 1997 by comparison to 1998 primarily for the following reasons. First, because of extensive repairs made during the 1997 extended outage, the Company incurred additional maintenance expenses in 1997 by comparison to 1998. Second, as a result of enhancements made during 1997 to the fuel processing system at the Scrubgrass Project, the Company realized a savings in certain routine maintenance expenses during 1998. Finally, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during the first quarter in 1998. See a further discussion of these modifications under the caption "--Liquidity and Capital Resources--Cash Flow Outlook".

     Operating expenses for the three months ended September 30, 1998 amounted to $4,875,561 as compared to $4,494,388 for the three months ended September 30, 1997. Similar to the discussion in the previous paragraph, operating expenses for the three months ended September 30, 1998 also increased by comparison to the same period in 1997 due to cost escalations in fuel and supply agreements, higher labor costs, higher operator bonuses and higher maintenance expenses. However, because the Scrubgrass Project operated at a reduced capacity rate, the Company's variable fuel expenses were lower during the three months ended September 30, 1998 when compared to the same period in 1997.

  Lease Expense

     Lease expense for the nine months ended September 30, 1998 amounted to $17,301,399 as compared to $17,982,701 for the nine months ended September 30, 1997. The overall decrease in lease expense during 1998 is primarily due to the
following three reasons.   First, because there was less cash available from the
Scrubgrass Project during 1998 (see a further discussion under "--Liquidity and Capital Resources"), the Company realized a decrease in additional rent paid to the Lessor. Second, due to favorable interest rates in 1998, the Company realized a decrease in the Lessor's interest costs which were passed through to the Company under the terms of its Scrubgrass facility lease. Third, the Company had a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $6,018,083 and $6,678,441 for nine months ended September 30, 1998 and September 30, 1997, respectively. The aforementioned decrease in 1998 lease expense was offset in part by an increase in scheduled base lease payments under the Scrubgrass lease and an increase in scheduled principal payments for the Lessor's term loans which were passed through to the Company under the terms of its Scrubgrass facility lease.

     Lease expense for the three months ended September 30, 1998 amounted to $5,579,583 as compared to $6,510,104 for the three months ended September 30, 1997. Similar to the discussion in the previous paragraph, lease expense for the three months ended September 30, 1998 also decreased by comparison to the same period in 1997 due to the decreases in additional rent, the Lessor's interest costs and the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $2,006,028 and $2,227,470 for the three months ended September 30, 1998 and September 30, 1997, respectively. In addition, because the schedule of Scrubgrass base lease payments is uneven, the Company had lower scheduled base lease payments under the Scrubgrass lease during the three months ended September 30, 1998 by comparison to the same period in 1997. Such decreases in lease expense during the three months ended September 30, 1998 were offset in part by an increase in scheduled principal payments for the Lessor's term loans which were passed through to the Company under the terms of its Scrubgrass facility lease.

  General and Administrative Expenses

     General and administrative expenses for the nine months ended September 30, 1998 amounted to $1,646,989 as compared to $1,432,677 for the nine months ended September 30, 1997. The overall increase in general and administrative expenses during the 1998 nine month period is primarily attributable to the following three factors. First, certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, were redirected to operating activities during 1998. Second, the Scrubgrass project received a sales tax refund during the three months ended September 30, 1997 which reduced general and administrative expenses by comparison to the same period in 1998. Third, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor costs to the Company. However, the aforementioned increases in 1998 general and administrative expenses were offset in part because certain general and administrative expenses were lower during 1998 by comparison to 1997 primarily for the following four reasons. First, the Company incurred significant legal expenses in 1997 to review documents in the discovery phase of the Sunnyside project litigation which expenses were incurred to a much lesser extent during 1998. Second, while overall management costs were higher in 1998 as discussed above, the Company incurred significant management fees during the nine months ended September 30, 1997 to address the Scrubgrass generator matter and to consider other contract related matters, which matters either did not recur or recurred to a lesser extent in 1998. Third, the Company restructured its insurance programs at its corporate office and at the Scrubgrass Project in April 1997 which resulted in lower insurance premiums for 1998 by comparison to 1997. Lastly, the Company reduced the amount of certain professional fees during 1998 as compared to 1997 because it used such professional services to a lesser extent during 1998.

     General and administrative expenses for the three months ended September 30, 1998 amounted to $550,397 as compared to $260,857 for the three months ended September 30, 1997. Similar to the discussion in the previous paragraph, general and administrative expenses for the three months ended September 30, 1998 also increased by comparison to the same period in 1997 due to the increase in management fees, the sales tax refund received in 1997 and because certain labor and overhead expenses, which were capitalized in 1997, were redirected to operating activities in 1998. In addition, as discussed in the previous paragraph, such increases were also offset in part by a reduction in legal expenses, insurance expenses and professional fees during the three months ended September 30, 1998.

  Reversal of Provision for Nonrecovery of Project Development Costs

     Reversal of provision for nonrecovery of project development costs relates to the Company's Milesburg Project and amounted to $940,144 for both the three and nine months ended September 30, 1997. This provision was originally established in 1990 by a charge against earnings when there was uncertainty concerning whether the Company would realize the full value of its investment in the Milesburg project. The provision was reversed in August 1997 when the Company entered into an agreement to sell the Milesburg project at a substantial profit.

  Interest Income

     Interest income for the three and nine months ended September 30, 1998 amounted to $34,506 and $127,734, respectively, as compared to $31,459 and $175,932 for the three and nine months ended September 30, 1997, respectively. The overall decrease in interest income for the nine months ended September 30, 1998 by comparison to the same period in 1997 is primarily attributable to less interest recognized on the Company's notes receivable related to the sale of its interest in the Sunnyside Project. Beginning in April 1997, as discussed in previous filings, the Company has deferred the interest income on the notes receivable related to the sale of its interest in the Sunnyside Project until the litigation with the purchasers is resolved (See "Part II - Item 1. Legal Proceedings" and "--Certain Factors That May Impact Future Results--Legal Proceedings"). The aforementioned decrease in interest income during the 1998 nine month period was offset in part by higher interest earnings on the Company's cash reserves and restricted cash which had higher average balances during the 1998 nine month period. The interest related to the Sunnyside Project did not effect the third quarter comparison because such interest was being deferred during both the third quarters in 1998 and 1997.

  Interest Expense

     Interest expense for the nine months ended September 30, 1998 amounted to $357,164 as compared to $270,139 for the nine months ended September 30, 1997. Interest expense increased during 1998 primarily because of additional long-term debt for the Scrubgrass Project which was incurred during the second quarter of 1997 to finance a cash deficiency which occurred shortly after the 1997 extended maintenance outage. The additional long-term debt consists of a $3 million term credit facility which is discussed further in the section "--Liquidity and Capital Resources--Financing Activities" and installment debt which financed the generator repair that is discussed further in the section "--Liquidity and Capital Resources--Cash Flow Outlook". The aforementioned increase in interest expense was offset in part by the following two decreases in interest expense during 1998. First, due to lower average outstanding borrowings in 1998, the Company incurred less interest on the Scrubgrass Project working capital loan during 1998 by comparison to 1997. Second, due to favorable interest rates during 1998, the Company had a general lowering of interest expense on its variable rate loans.

  Interest expense for the three months ended September 30, 1998 amounted to $122,313 as compared to $125,451 for the three months ended September 30, 1997. Similar to the discussion in the previous paragraph, the Company's interest expense for the three months ended September

30, 1998 decreased by comparison to the same period in 1997 primarily because of lower interest rates and lower average outstanding borrowings on the Scrubgrass Project working capital loan.

  Income Tax Expense

     Income tax expense for the three and nine months ended September 30, 1998 amounted to $308,000 and $29,000, respectively as compared to an income tax expense of $674,000 for the three months ended September 30, 1997 and an income tax benefit of $292,000 for the nine months ended September 30, 1997. The fluctuations in income tax expense or benefit between 1998 and 1997 pertained directly to fluctuations between the earnings or loss before taxes for such periods. The effective tax rates for 1998 and 1997 are expected to be comparable and may vary within 1% depending on the apportionment of income between state taxing jurisdictions.

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

 Power generation revenues - Power generation revenues are expected to increase in 1998 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and improvements in the expected annual capacity rate for 1998. The Scrubgrass capacity rate, which was significantly effected by the extended maintenance outage in 1997, is expected to improve in 1998 primarily because maintenance shutdowns are presently expected to occur to a lesser extent during 1998. However, such increases in 1998 power generation revenues are expected to be offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement. A favorable resolution of the Company's legal action against Pennsylvania Electric Company could also have a favorable impact upon power generation revenues. See "Part II - Item 1. Legal Proceedings" and "-Certain Factors That May Impact Future Results-Legal Proceedings" for a further discussion of the legal action against Pennsylvania Electric Company.

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

 Lease expenses - Lease expenses are expected to increase as a result of higher scheduled principal payments on the Lessor's term loans which will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. In addition, the Company expects to incur scheduled increases in equity rents for the Scrubgrass Project in 1998. However, largely due to required repayments of $1.2 million on the Company's $3 million credit facility and accelerated deposits to the maintenance reserve fund, the Company expects that there would be less cash available from the Scrubgrass Project during 1998. As such, the scheduled increases in the aforementioned lease expenses are expected to be partially offset by a reduction in the additional rent paid to the Lessor which amounts to 50 percent of the net cash flows from the Scrubgrass Project (See the further discussion under "--Liquidity and Capital Resources--Cash Flow Outlook"). The aforementioned increases in 1998 lease expense are also expected to be offset in part by decreases in the interest costs which would be passed through to the Company in its facility lease expense and the lease expense which would be recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease.

 General and administrative expenses - General and administrative expenses are expected to increase in 1998 primarily because certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, will be redirected to operating activities during 1998. However, such increase is expected to be largely offset by decreases in professional fees, certain management fees and insurance expenses during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

     Cash used by operating activities amounted to $477,513 and $2,341,924 for the nine months ended September 30, 1998 and 1997, respectively. During 1998 and 1997, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings from cash reserves. The Company offers the following information to discuss the changes in operating assets and liabilities which most notably impacted its cash position during the nine months ended September 30, 1998:

 Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,223,922 as of September 30, 1998 as compared to $6,538,645 as of December 31, 1997. The decrease in receivable from utility as of September 30, 1998 is attributable to a decrease in revenues during September 1998 and August 1998 by comparison to December 1997 and November 1997 primarily as a result of unscheduled shutdowns. However, the aforementioned decrease was offset in part by a 5% increase in certain rates billed to the utility in 1998 under the terms of the Scrubgrass power purchase agreement.

 Other current assets - The Company's other current assets amounted to $784,804 as of September 30, 1998 as compared to $881,938 as of December 31, 1997. The overall decrease is largely attributable a reduction in fuel inventory levels which were higher than usual at December 31, 1997 because the Company had advance purchased certain inventory during 1997 to obtain favorable pricing. The aforementioned decrease was substantially offset by an increase in prepaid insurance because the Company made a large prepayment when it renewed its insurance policies during the second quarter of 1998.

 Deferred income tax asset - The Company's deferred income tax asset amounted to $1,073,755 as of September 30, 1998 as compared to $817,755 as of December 31, 1997. The increase is largely attributable to the recorded tax benefits of expenses incurred during the nine months ended September 30, 1998 for financial reporting purposes such as maintenance reserves which will be deductible for tax reporting purposes in future years.

 Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,524,720 as of September 30, 1998 as compared to $6,325,062 as of December 31, 1997. The overall decrease is largely attributable to the following two factors. First, the Company had significant accruals for corporate income taxes and additional rent as of December 31, 1997 which either did not exist or existed to a lesser extent as of September 30, 1998. Second, due to a decrease in the capacity rate during the third quarter of 1998 by comparison to the fourth quarter of 1997, the liabilities for certain variable expenses existed to a lesser extent as of September 30, 1998 when compared to December 31, 1997. The aforementioned decreases in accounts payable and accrued expenses were offset in part by the following two factors. First, the Company incurred additional maintenance expenses for unscheduled outages during the third quarter of 1998 that increased its accounts payable and accrued expenses as of September 30, 1998 when compared to December 31, 1997. Second, as discussed in the section "Results of Operations", the Company has seen expected increases in certain 1998 expenses by comparison to 1997 which resulted in higher accounts payable and accrued expenses balances as of September 30, 1998 by comparison to December 31, 1997.

 Deferred gain, net - The Company's deferred gain, net amounted to $5,474,290 as of September 30, 1998 as compared to $5,705,598 as of December 31, 1997. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

 Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "--Investing Activities-Restricted Cash"). The maintenance reserve increased to $2,120,900 as of September 30, 1998 from $1,995,818 as of December 31, 1997 primarily due to scheduled reserves provided for the ongoing maintenance of the plant. The increase was offset in part by cash outlays for major equipment overhauls made during the 1998 Scrubgrass outage and because certain modifications to the financing contract with the manufacturer of the Scrubgrass generator reduced long-term liabilities included in the maintenance reserve. For a further discussion of the modifications to the financing contract with the manufacturer of the Scrubgrass generator, refer to the section "--Liquidity and Capital Resources--Cash Flow Outlook".

Investing Activities

     The Company used $188,464 and $712,738 in investing activities during the nine months ended September 30, 1998 and September 30, 1997, respectively. The Company's investing activities are concentrated primarily in the following areas:

 Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $29,052 and $26,825 from notes receivable related to the Scrubgrass Project during the nine months ended September 30, 1998 and September 30, 1997, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $735,380 as of September 30, 1998, are the subject of a legal proceeding. See "--Certain Factors That May Impact Future Results-Legal Proceedings" and "Part II - Item 1. Legal Proceedings" for further information about the notes receivable related to the Sunnyside Project.

 Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the nine months ended September 30, 1998, the Company's net deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by

 $212,319 while the Company's payments for major equipment overhauls exceeded its net deposits to the restricted major maintenance fund by $313,256 during the nine months ended September 30, 1997. The Company's expenditures for major equipment overhauls were significantly higher during the 1997 extended outage by comparison to the 1998 outage. For this reason, the Company's expenditures for major equipment overhauls exceeded its scheduled deposits to the restricted major maintenance fund during the nine months ended September 30, 1997.

 Property plant and equipment - The Company invested $5,197 and $1,052,819 in property, plant and equipment expenditures during the nine months ended September 30, 1998 and September 30, 1997, respectively. The expenditures in 1997 were primarily related to development activities for the Company's Milesburg Project which was sold in December 1997 and for which development efforts had increased in 1997 prior to the sale. The expenditures in 1998 were primarily purchases of computer equipment for the Company's corporate office.

Financing Activities

     The Company utilized $11,059,930 in financing activities during the nine months ended September 30, 1998 and received $2,347,577 from financing activities during the nine months ended September 30, 1997. The Company's financing activities are concentrated primarily in the following areas:

 Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, other than special dividends declared from time to time, the Company declared dividends of 3 cents per share during each of the quarters in the nine month period ending September 30, 1997, 3 cents per share during each of the quarters in the six month period ending June 30, 1998 and 1.5 cents per share during the quarter ending September 30, 1998. As of December 31, 1997, the Company had dividends payable for common stock of $10,266,105 or 90 cents per share (consisting of a 3 cent quarterly dividend and an 87 cent special dividend out of the proceeds of the Milesburg buy-out) which were declared on December 10, 1997 and paid on January 7, 1998. The Company also had dividends payable for common stock as of September 30, 1998 of $171,102 or 1.5 cents per share which were declared on September 22, 1998 and paid on October 9, 1998. As such, dividends paid for common stock amounted to $10,950,512 and $999,760 during the nine months ended September 30, 1998 and September 30, 1997, respectively. During 1997, the Company also commenced the payment of dividends to its subsidiary's preferred stockholder. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date in April 1997. The Company paid dividends to its subsidiary's preferred stockholder of $3,750 and $28,928 during the nine months ended September 30, 1998 and September 30, 1997.

 Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. During the nine months ended September 30, 1998, the Company increased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,311,666 as of December 31,

 1997 to $2,805,998 as of September 30, 1998. The increase in the working capital loan as of September 30, 1998 was primarily used to cover the cash deficiency which resulted from reduced revenues during the second and third quarters as a result of scheduled and unscheduled shutdowns at the Scrubgrass plant. This increase in the working capital loan tends to be seasonal and occur shortly after the scheduled maintenance outage each year. However, because the Scrubgrass plant incurred several unscheduled shutdowns for equipment repairs during the third quarter of 1998, the balance of working capital loan remains at a higher level as of September 30, 1998.

 Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project to make additional funds available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage to repair the generator and associated costs and expenses. The maximum allowable borrowings under this credit facility were $3,000,000 through July 1, 1998 at which time the maximum
 allowable borrowings were reduced to $2,400,000.   Beginning on January 4,
 1999, the maximum allowable borrowings will continue to reduce in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. As of December 31, 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $3,000,000. During the nine months ended September 30, 1998, the Company paid down this obligation by $600,000 in order to reduce this obligation to the maximum allowable borrowing amount of $2,400,000 which became effective on July 1, 1998. The current portion of this obligation, which amounted to $1,200,000 as of September 30, 1998, is included in other current liabilities.

 Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,014,435 and $1,267,811, respectively as of September 30, 1998. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which notes are currently the subject of a legal proceeding (See "--Certain Factors That May Impact Future Results--Legal Proceedings" and "Part II - Item
 1. Legal Proceedings"). The next installment for the Scrubgrass Project long-term obligation amounts to $39,585 and is payable later in 1998.

Cash Flow Outlook

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

   As discussed under the caption "--Results of Operations--1998 Outlook", the Company expects that the Scrubgrass Project will be profitable in 1998 and will generate cash flows from its operating activities. However, the Company anticipates that a significant portion of the expected cash flows in 1998 will be utilized for debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to pay down the $3 million term credit facility to $1,800,000 by January 4, 1999 and make an installment payment later in 1998 of $39,585 under the $1.3 million Scrubgrass Project note. Furthermore, the Company is expecting to make deposits to the major maintenance reserve fund which are in excess of normal requirements through April 1999 to ensure that sufficient funds are available for major overhauls which are expected to be performed during the 1999 planned annual outage at Scrubgrass. However, as discussed more fully in the Company's 1997 Annual Report on Form 10-K, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in 1998 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments.

   In September 1998, the Company filed its 1997 corporate income tax returns which clarified its corporate income tax position. Prior to 1997, the Company had substantial net operating loss carryforwards which sheltered the Company from paying Federal and certain state corporate income taxes in those years. However, primarily as a result of the 1997 Milesburg project sale, the Company had substantial taxable income in 1997 which utilized all of the Company's previous net operating loss carryforwards. As such, for tax years beginning in 1997, the Company expects to owe significant corporate Federal and state income taxes. Earlier in 1998, the Company made certain estimates of taxes which would be owed for tax year 1998. However, based on information gathered during the process of completing the 1997 corporate income tax returns, the Company's income tax estimates for 1998 were slightly increased.

   As discussed in a previous filing, the Company improved its financial position by revising the terms of its installment contract to finance the 1997 repair of the Scrubgrass generator. Under the terms of the revised agreement with the manufacturer of the Scrubgrass generator ("GEC"), as payment in full for their recent work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company will pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 was payable upon the completion of their work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of September 30, 1998, the initial payment of $50,000 has been paid and the Company has recorded in its Consolidated Balance Sheet the present value of the remaining four installments, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to approximately $364,000, in its maintenance reserve. During the first quarter in 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which reduction amounted to approximately $169,000 as of December 31, 1997.

   The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. The Scrubgrass power purchase agreement has contracted rate escalations which, assuming the Scrubgrass project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed in "Part II. Other Information - Item 1. Legal Proceedings", the Company is involved in discussions with PENELEC to settle the ongoing litigation. A settlement of the litigation with PENELEC could further enhance future revenues and could result in a material settlement for the Company's claims that the Scrubgrass Project is owed contract rates for previous power generation supplied in excess of 80 MW. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with cash reserves which the Company estimates were approximately $300,000 at September 30, 1998, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on their dividend policy and the Company's then current and projected operating performance and capital requirements. See the further discussions under "--Dividend Program" and "--Certain Factors That May Affect Future Results" below.

Dividend Program

   The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, in addition to special dividends which have been declared from time to time, the Company has historically declared dividends of 3 cents per share during each of the last ten quarters through June 30, 1998. However, during the quarter ended September 30, 1998, the Company reduced its dividend to
1.5 cents per share. The recent change in dividend amount reflects the Company's policy of seeking to distribute the maximum funds available each quarter to shareholders. The maximum funds available for distribution is determined by the Board each quarter and represents the amount the Company does not expect it will need for ongoing operations and any planned projects assuming expected operating results are achieved. In addition, the Board considers the level of reserves and determines what is reasonable as a buffer against surprises, variations from expectations and reasonable contingencies in the upcoming periods. Behind all of these considerations is the philosophy that the Company should not be holding reserves that it does not expect are reasonably needed for continuing operations and contingencies. Historically, the Company has not operated using a philosophy of holding reserves for future dividends since such a philosophy would represent the Company's "investment" of its shareholder's money which would be given out later if the Company was not generating sufficient cash at that time to continue the dividend. The Board's position has been that the Company's shareholders acquired their shares in the Company for its management of power generation facilities and that shareholders would be better served investing for themselves the money that the Company can distribute.

   The "downside" of the Company's philosophy of seeking to distribute the maximum funds available each quarter to shareholders is the risk that dividends need to be reduced when cash flow is reduced and/or projected expenses and contingencies are greater than foreseen. That risk became a reality in the third quarter of 1998 when operating results were not as strong as anticipated primarily due to unscheduled outages for repairs. This followed unplanned maintenance outages in the second quarter which had weakened the Company's opening cash position for the third quarter. Furthermore, as discussed under the section "--Cash Flow Outlook", the Company recently increased its forecasted cash requirements for major maintenance at the Scrubgrass project and for corporate income taxes. These increases placed further restrictions on the Company's available cash flows in the near term.

   While the Company has been recently experiencing cash flow restraints, the
Company currently expects that these cash flow restraints are temporary.   As
discussed in the Section "--Cash Flow Outlook", the Company currently expects the Scrubgrass project will realize contracted increases in revenue and be profitable in future years. In addition, as discussed in "Part II. Other Information. - Part 1. Legal Proceedings", the Company is involved in discussions with PENELEC to settle the ongoing litigation which could further enhance future revenues and cash flows. In keeping with the Company's current policy of seeking to distribute the maximum funds available each quarter to shareholders, the Company presently expects that its Board would continue to authorize dividends in the future as cash becomes available. However, there can be no assurance that cash will become available in the future, that the Company will make dividends to shareholders in the future or that dividends, if declared, would remain consistent from period to period.

Year 2000 Readiness

  GENERAL

   The Company continues to address the issue of Year 2000 Readiness ("the Y2K Project") and is proceeding on a schedule designed to complete the Y2K Project by June 1999. In 1997, the Company began establishing procedures to assess the risks associated with the Y2K Project. The Company's procedures to assess the risks of the Y2K Project have included an inventory of stand-alone hardware and software ("IT Systems"), an inventory of all system components embedded in the Scrubgrass plant operating control systems ("Non-IT Systems"), the identification of critical vendors, customers and business partners, the testing of both IT Systems and Non-IT systems and a solicitation of responses from all critical vendors, customers and business partners indicating their readiness for the Year 2000.

   Presently, the Company has completed its testing of IT Systems and Non-IT Systems. Based on the results of these tests, the Company has identified IT Systems and components of Non-IT Systems which are not Year 2000 compliant.
With respect to IT systems, the Company has either already upgraded such systems or has placed orders to upgrade such systems in the near future. As far as Non-IT Systems, the Company is presently awaiting the recommendations of third parties regarding solutions to either upgrade or replace non-compliant system components. At this time, the Company has received assurances from such third parties that solutions to remedy the non compliant system components are readily available and could be implemented within the Company's time parameters for the Y2K Project.

   The Company has made substantial progress in securing responses from most critical vendors and business partners indicating their readiness for Year 2000. Based on the responses received to date, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business.

  COSTS

   The Company does not expect that the total costs to remediate Year 2000 issues would be material to its financial position. The Company has incurred cumulative costs to remediate Year 2000 issues of approximately $61,000 through September 30, 1998. The Company estimates that it will incur additional costs of approximately $127,000 to remediate Year 2000 issues. The Company expects to fund such costs from its operating cash flows.

  RISKS AND CONTINGENCY PLANS

   The Company believes that it has established a viable plan designed to ensure that the Y2K Project is completed prior to the year 2000. However, in connection with its Y2K Project, the Company is also developing a contingency plan which describes the steps the Company would take if the Y2K Project is not completed as planned. The Y2K Project efforts are ongoing and the Company will endeavor to update the Y2K Project activities and its contingency plans as new information becomes available.

   The Year 2000 problem is a world-wide concern and there is a tremendous amount of uncertainty about the effect this problem will have on any business. The Company is endeavoring to understand the impact that failures of third parties could have on its business. However, even with a diligent effort, the Company may not be able to conceive every scenario in which a third party failure could impact its business. However, through direct solicitation, the Company has taken steps to assess the risk that known third parties with whom it has significant business relationships are sufficiently prepared for the Year 2000.

   The Company has key relationships with numerous vendors and business partners. Presently, the Company has received responses from most key vendors and business partners indicating their readiness for the Year 2000. Based on the responses received to date, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business. The Company has considered its relationships with the vendors and business partners who have not yet indicated their readiness for Year 2000. Based on this review, the Company does not believe that its business would be materially effected if any of these vendors or key business partners failed to ensure that they were Year 2000 compliant.

   The Company has one customer, PENELEC, a public utility which is contractually obligated to purchase all of the power supplied by the Scrubgrass facility. While the Company believes that PENELEC is taking the appropriate steps to ensure that it is ready for the Year 2000, the

Company has received no formal correspondence which indicates that PENELEC expects to be ready. While the computer systems at Scrubgrass are not directly connected to those at PENELEC, it is conceivable that the Company could still experience business interruptions if PENELEC fails to ensure that its systems are Year 2000 compliant. Because the Company is dependent on this one customer, any business interruptions could have a material impact on the Company's financial position and results of operations.

   The Company has taken steps it deems prudent to understand its Year 2000 risks, to estimate the costs to complete its Y2K Project and to understand the extent to which it could be impacted by third parties who fail to ensure they are ready for the Year 2000. However, there can be no assurance that all non-compliant systems or system components will be identified, that the Company's systems will be Year 2000 compliant, that the Company will achieve its estimated remediation costs or timetable, or that a failure by a third party to be Year 2000 compliant would not have a material adverse affect on the Company's business. However, by completing its Y2K Project, the Company believes it will have taken appropriate steps to mitigate the risk that any of the aforementioned items would have a material adverse affect on its business.

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

  Legal Proceedings

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $735,380, respectively as of September 30, 1998. In addition, the Company recorded in 1994 a receivable related to a purchase price adjustment, as provided for in the Purchase and Sale Agreement, of approximately $1.1 million, of which $708,000 was received in April 1995.
The balance of purchase price adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed under the caption "Part II. Item 1.-Legal Proceedings", the Company is also a plaintiff in a legal proceeding with Pennsylvania Electric Company ("PENELEC"), the utility which purchases electricity from the Scrubgrass facility. In this legal proceeding, among other complaints, the Company alleged that PENELEC has breached the power purchase agreement by failing to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and receive contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour.

Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $3,540,183 as of September 30, 1998. While the Company was profitable overall during 1997, the Company incurred a loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. While the Company continues to expect to be profitable for 1998, the Company's 1998 results to date have been adversely affected by several unscheduled shutdowns during the second and third quarters resulting from equipment malfunctions. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclical industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment, and the occurrence of unpredictable events like the generator repair and the equipment malfunctions. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

  Development Uncertainties

     From time to time, the Company invests its resources to develop power
generating facilities or invest in other projects of a development nature.   The
successful development of power generating facilities or similar projects typically require the Company to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required to complete such projects. However, the failure to accomplish any of the aforementioned steps could materially increase the cost or prevent the successful completion of projects under development, or cause the Company to abandon the pursuit of such development projects and incur the loss of its investment to date, which could materially impact the Company's business and results of operations. As of September 30, 1998, the Company has no projects which are in the development stage.

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

 Year 2000

     The Company faces risks and uncertainties relating to the Year 2000 problem which are described under "--Year 2000 Readiness" above.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which primarily consists of $135.6 million of variable rate tax-exempt bonds maturing through 2012, a $17.1 million remaining term loan maturing through 2005, a $10.7 million variable rate term loan maturing through 2004 and $0.4 million in remaining junior subordinated debt obligations which mature through 1999. The Company's subsidiary is also required to fund a variable rate working capital loan, a $1.3 million variable rate term loan maturing through 2004 and $2.4 million in advances from the Lessor under a variable rate credit agreement executed in June 1997. The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of the $17.1 million remaining term loan at 6.42%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds. As such, except for the Lessor's $17.1 million remaining term loan and $0.4 million remaining junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On October 11, 1995, Scrubgrass Generating Company L.P. (the "Lessor") and Buzzard Power Corporation (the "Lessee") (collectively the "Plaintiffs") filed a complaint against Pennsylvania Electric Company ("PENELEC") in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of September 30, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $2.7 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through September 30, 1998, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1.6 million for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 to deny PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. On June 8, 1998, the Venango County Court of Common Pleas ruled in favor of the Plaintiffs that, under the terms and conditions of the Scrubgrass power purchase agreement, "PENELEC is required to purchase all energy produced in good faith, so long as the quantity is not unreasonably disproportionate to estimate of 80 MW". Presently, pending the ultimate determination of its responsibility under the power purchase agreement,

PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate. The Plaintiffs had been in discussions with PENELEC concerning a proposal made by PENELEC to settle the litigation. However, because the Plaintiffs and PENELEC could not come to a mutual agreement on all of the terms of the proposal, PENELEC withdrew its proposal offer in July 1998 and settlement discussions dissipated. On July 7, 1998, PENELEC filed an appeal to the Court's order dated June 8, 1998 with the Superior Court of Pennsylvania. On July 27, 1998, the Plaintiffs filed with the Superior Court of Pennsylvania a Motion to Quash the Appeal. On September 4, 1998, the Superior Court of Pennsylvania granted the Plaintiff's Motion to Quash the Appeal. Since the decision of the Superior Court of Pennsylvania, PENELEC has indicated its desire to resume settlement discussions. The Plaintiffs and PENELEC are tentatively scheduled to meet on November 12, 1998 to discuss a possible settlement of this litigation.

   On May 3, 1996, B&W Sunnyside L.P., Babcock & Wilcox Investment Company, NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, against the Company and three of its wholly-owned subsidiaries (collectively hereafter in this Item 1 "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates, a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $735,380, respectively at September 30, 1998. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On July 26, 1996, in response to the Plaintiffs' amended complaint, the Company filed an answer and counterclaim. In the answer to the amended complaint, the Company denied all material allegations of the amended complaint and asserted numerous affirmative defenses. In the counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On August 30, 1996, the Plaintiffs filed a reply to the Company's counterclaim in which they denied all material allegations of the counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the amended complaint and vigorously pursue the causes of action stated in the counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the plaintiffs are scheduled to appear in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement. Discovery remains ongoing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


November 9, 1998                                 /s/ William D. Linehan
                                                 ------------------------------
                                                 William D. Linehan
                                                 Treasurer and
                                                 Chief Financial Officer
                                                 (principal accounting officer
                                                 and authorized officer)