Form 10-K
period 1998-12-31
ENVIRONMENTAL POWER CORP
filed 1999-03-31
CIK 805012

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
(Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1998
                                  ------------------------------------------

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

        For the transition period from                    to
                                         ----------------    ----------------
         Commission File Number               0-15472
                                ----------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                     04-2782065
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                      Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on March 23, 1999 was $2,761,960.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 23, 1999 there were 11,406,783 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1999 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                               TABLE OF CONTENTS

Description of Contents                                                                                    Page #
-----------------------                                                                                    ------
PART I:
-------
Item 1.     Business                                                                                           3
Item 2.     Properties                                                                                        12
Item 3.     Legal Proceedings                                                                                 12
Item 4.     Submission of Matters to a Vote of Security Holders                                               14

PART II:
--------
Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters                             15
Item 6.     Selected Financial Data                                                                           18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations             19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                        36
Item 8.     Financial Statements and Supplementary Data                                                       37
Item 9.     Disagreements on Accounting and Financial Disclosure                                              37

PART III:
---------
Item 10.    Directors and Executive Officers                                                                  38
Item 11.    Executive Compensation                                                                            39
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                    39
Item 13.    Certain Relationships and Related Transactions                                                    39

PART IV:
--------
Item 14.    Index to Financial Statements, Exhibits, and Reports on Form 8-K                                  40
            Signature Page                                                                                    45


                             CAUTIONARY STATEMENT

     This Annual Report on Form 10K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Item 7.--Certain Factors That May Affect Future Results".

                                    PART I

Item 1.  BUSINESS

  Environmental Power Corporation (individually "EPC" or consolidated "the Company") owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company had varying ownership interests (100% to approximately 40%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified utility companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility company which had contracted to purchase electricity from the Milesburg Project. On December 5, 1997, pursuant to the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility company and the ongoing litigation was terminated. The Company's projects are discussed in more detail in the following sections.

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

     On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly-owned subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly-owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The Scrubgrass Project is managed by U.S. Generating Company ("U.S. Gen"), a wholly-owned indirect subsidiary of U.S. Generating Company, LLC ("USGenLLC"), which in turn is a wholly-owned indirect subsidiary of PG&E Corporation.

     Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates initially averaging approximately 4.68 cents/Kwh and escalating at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the lease renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility reached commercial operation. Since October 1995, the Company has been involved in a legal proceeding with PENELEC whereby, among other complaints, the Company alleges that PENELEC has failed to pay the Lessor and Buzzard contract rates for power in excess of 80 MW produced by the Scrubgrass facility. The Company is presently involved in discussions with PENELEC to settle this litigation which, if settled, could significantly improve the Company's results of operations and financial position. See "Item 3. Legal Proceedings" for a further discussion of this litigation.

     The Facility is being operated by U.S. Operating Services Company (the "Operator"), a wholly-owned indirect subsidiary of USGenLLC, pursuant to a 15-year Operations and Maintenance Agreement (the "O & M"). The Operator prepares a budget for all operational expenses, including a fixed management fee and certain targeted output performance levels, which is approved annually. The Operator's failure to achieve approved annual budgets can result in operator liability not to exceed its management fees and/or termination of the O & M.

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

  Revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which include the Lessor's debt as described below), certain maintenance reserve payments (See Note B to the Consolidated Financial Statements) and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

     On December 22, 1995, the Lessor restructured certain of the Scrubgrass Project's debt, the primary effect of which was to extend the term of its demand debt through 2004 and extend a portion of its junior subordinated debt through 1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000 which was paid in January 1996, and a variable note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced Buzzard's note payable. Since the Lessor's debt restructuring, Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation resulting from this restructuring which are described in the following table:

                                            Balance at        Balance at                                     Matures
Description of the Obligation                12/31/98          12/31/97          Interest Rate               Through
-----------------------------------------------------------------------------------------------------------------------
Lessor's term debt obligations:
     Variable rate tax exempt bonds        $135,600,000      $135,600,000    Quoted Bond Rates                 2012
     Variable rate term loan                 16,623,087        18,621,663    Fixed swap rate of 6.4225%        2005
     Variable rate term loan                 10,575,218        10,732,189    LIBOR rate plus 1.250%            2004
     Junior subordinated debt                   318,796           556,630    Fixed rate of 8%                  1999

Buzzard's term debt obligation:
     Variable rate term loan                  1,249,268         1,267,811    LIBOR rate plus 1.250%            2004

  On December 22, 1995, the Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the variable rate tax exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of its variable rate term loan which matures in 2005 at 6.4225%. After May 18, 1996, the Lessor's tax-exempt bonds incurred interest at floating rates ranging from 2.95% to 4%. The remainder of the term debt obligations incur interest at either fixed rates or variable rates which are based on the London Interbank Offering Rate (LIBOR).

  In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying 1996 Consolidated Statement of Operations.

   During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believed that the Scrubgrass facility's generator exhibited certain conditions which indicated that a similar failure might occur at some time in the future. As a result, the Scrubgrass facility was shutdown for a period of six days in February 1997 to consider matters pertaining to the generator. In light of the results of these generator tests, the generator manufacturer recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which began in April, and which caused the Scrubgrass plant to be inoperative for a period of 37 days during the second quarter of 1997. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative in 1997 for a total of only 18 days to perform normal maintenance during
scheduled spring and fall outages.   As such, because the Scrubgrass plant was
inoperative for a total of 43 days as a result of the maintenance outages, the Scrubgrass facility was inoperative for 25 days longer in 1997 than the Company's original plans. At an average of $80,000 of net revenues per day, this accounted for an approximate reduction in 1997 power generation revenues, net of estimated variable fuel expenses not incurred, of approximately $2 million by comparison to previous expectations. As a result of the extended plant outage, the Company incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. During 1997, the Company's Consolidated Statement of Operations reflects the effect of the lost net revenues of approximately $2,000,000, the additional maintenance expenses of approximately $700,000 and the related expenses of approximately $300,000 pertaining to the generator matter. During 1996, the Company had recorded the present value of the future installments to finance the generator rewind, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to $564,000, and was recognizing the $96,000 remaining balance as an interest cost over the term of the financing agreement.

   The Scrubgrass extended outage also created a significant cash flow deficiency because of the loss of revenues plus associated costs and expenses. The Company addressed this cash deficiency by securing debt financing, negotiating agreements with the generator manufacturer and utilizing available maintenance cash reserves which are each discussed as follows:

  Term Credit Facility:    In June 1997, the Lessor entered into a three year
  ---------------------
  credit facility with the lenders of the Scrubgrass Project to provide up to $3
  million to fund general debt service expenses.   The maximum allowable
  borrowings under this credit facility were $3,000,000 through July 1, 1998. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 at which time the credit facility will be payable in full. As of December 31, 1998 and 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $2,150,000 and $3,000,000, respectively.

  Agreements with Generator Manufacturer:  Prior to the 1997 outage, the Company
  ---------------------------------------
  negotiated extended financing terms with GEC Alsthom ("GEC"), the manufacturer of the Scrubgrass generator, which allowed the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. On April 15, 1998, the Company reached an agreement with GEC which modified the terms of its original financing contract. Under the terms of the original contract, the Company had yet to pay five installments of $110,000 and had also agreed to pay an additional $75,000 bonus to GEC for completing its work ahead of a pre-established schedule. Furthermore, the Company had engaged GEC to perform certain maintenance procedures to the generator during the 1998 scheduled outage at the Scrubgrass plant. Under the terms of the revised agreement with GEC, as payment in full for GEC's work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company agreed to pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 was payable upon the completion of their work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 1998, the Company has recorded in its Consolidated Balance Sheet the next installment of $100,000 in its accounts payable and accrued expenses and the present value of the remaining three installments, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to approximately $257,000, in its maintenance reserve. The $43,000 balance of the $300,000 revised generator rewind cost is being recognized as interest expense over the remaining three year term of the financing contract with GEC. As of December 31, 1997, the Company had recorded on its Consolidated Balance Sheet in accounts payable and accrued expenses for $185,000 and in maintenance reserves for $364,000, the present value of the remaining obligations under the previous agreement. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to approximately $169,000. The Company also recognized interest expense of approximately $27,000 and $20,000 during 1998 and 1997, respectively under the agreements with GEC.

  Utilization of Maintenance Reserves:  The Company was able to utilize its
  ------------------------------------
  restricted cash reserves to finance most of its additional maintenance expenditures incurred during the 1997 outage since substantially all of such expenditures were deemed to be major overhauls. Under the terms of its project agreements, the Company will be able to replenish these restricted funds over a seven year period beginning in 1998.

  Sunnyside

     The Sunnyside Project is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah which was constructed by Parsons Main, Inc., ("PMI"). The facility reached commercial operation on November 19, 1993. The Sunnyside Project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which the Company owned varying majority interests from 100% to approximately 70% until September 28, 1994 and thereafter an approximate 40% interest until December 31, 1994 at which time the Company sold its remaining interest in SCA to B&W Sunnyside, Inc. and NRG Sunnyside, Inc. (collectively, "the Purchasers").

     In connection with the sale, the Company received total consideration of $6,042,294 which included cash of $2,792,294 received on January 5, 1995 and promissory notes aggregating $3,250,000, bearing interest at 10% per annum, received on December 31, 1994. In addition, after audits were performed to verify certain financial information for SCA, the Purchasers were required to pay a purchase price closing adjustment of $1,061,107 in 1995. Under the terms of the promissory notes, interest is payable quarterly to the Company and aggregate principal payments of $312,500, $1,187,500 and $1,750,000 were due on September 30, 1995, December 31, 1996 and December 31, 1997, respectively. To date, the Purchasers have made principal payments aggregating $312,500 and quarterly interest payments through March 31, 1996 pursuant to the promissory notes. The Purchasers have also made aggregate payments of $708,000 toward the purchase price closing adjustment. However, as more fully described in "Item 3. Legal Proceedings", the Purchasers commenced a legal proceeding with the Company on May 3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 1998, in addition to the balance of the purchase price closing adjustment, the purchasers have principal and interest payments in arrears under the promissory notes of $2,937,500 and $808,818, respectively (collectively the "Purchasers' Obligations"). The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and

1996, respectively, and a litigation settlement of $540,000 during 1996. The sales tax refunds aggregating $42,078 and litigation settlement of $540,000 are included in other income in the accompanying 1996 Consolidated Statement of Operations.

     As discussed further in "Item 3. Legal Proceedings", the litigation with the Purchasers includes claims for alleged breaches by the Company of the agreement to sell its interest in SCA to the Purchasers. The alleged breaches of contract are numerous and the litigation continues in discovery where it has been for almost three years. In November 1998, the Company presented to the Seventh District Court for Carbon County, State of Utah (the "Court") a motion for Partial Summary Judgment concerning one of the numerous claims by the Purchasers. To date, the Court has not ruled on this matter. If successful in this motion and considering the possibility of further similar motions, the Company hopes over time to eliminate or limit the matters that might be presented in a jury trial or discourage the Purchasers from continuing the litigation if the anticipated costs exceed the benefits from litigating the remaining matters. After this initial Court appearance, the Company continues to feel optimistic about the strength of its position in the litigation. However, the Company perceives that the Purchasers are unlikely to settle these matters unless required through Court proceedings, there currently being little economic incentive for them to do so. Accordingly, in view of the length and inherent risk of the litigation process and a jury trial, the Company at this time cannot predict how long it will take to enforce its rights and collect the Purchasers' Obligations. The Purchasers' Obligations have been in arrears for almost three years now and are expected to remain in arrears for the foreseeable future. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, the Company is required to recognize impairment losses on loans whenever changes in circumstances indicate that the carrying amounts of the loans exceed their fair market values. In the case of the Purchasers' Obligations, because there are no quoted market values, the best indication of fair market value is the present value of the expected future cash flows from the Purchasers' Obligations. Given the uncertainty surrounding the timing of collecting the Purchasers' Obligations, the Company cannot reasonably estimate a fair market value for such obligations. As such, the Company opted to take a conservative position and write-off the Purchasers' Obligations in its 1998 Consolidated Financial Statements. The write-off was reported as a charge to other expense for $3,508,498 in the accompanying 1998 Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Notwithstanding, the Company maintains its entitlement to the Purchasers' Obligations and continues to vigorously pursue such amounts, as well as punitive damages for abuse of the litigation process, in the Court. Should the Company prevail in the litigation in a future period and collect the Purchasers' Obligations, or a portion thereof, and/or punitive damages, the Company would report such collections as other income in the period received. See Note B to the Consolidated Financial Statements for the Company's accounting policies for reporting income on the Purchasers' Obligations.

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

  In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("West Penn") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from West Penn's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, West Penn requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered
West Penn to execute a new power purchase agreement with MEI.   The new power
purchase agreement was to include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order had been appealed by the same industrial intervenors and West Penn through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and West Penn pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995.

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

Proceeds from the disposal of Milesburg project assets                                        $15,000,001
Project costs:
     Development costs                                                                          6,170,788
     Fee paid to development partner                                                            1,405,746
                                                                                  -----------------------
                     Total project costs                                                        7,576,534
                                                                                  -----------------------
                     Gain on sale of project                                                  $ 7,423,467
Adjustments to arrive at net proceeds before taxes from the disposal of Milesburg project assets:
          Development cost reimbursements to the Company for
                obligations which had already been paid                                         2,585,469
          Development costs released from liabilities                                             622,417
          Interest income from West Penn                                                          328,767
                                                                                  -----------------------
Net proceeds before taxes from the disposal of Milesburg project assets                       $10,960,120
                                                                                  =======================

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

     On December 31, 1997, because MEI did not expect to carry on further business activities after the sale of the Milesburg Project, EPC adopted a Plan of Liquidation to dissolve MEI. Under the Plan of Liquidation, MEI ceased to carry on business activities except to the extent necessary to liquidate its assets, pay its liabilities and distribute its assets remaining after the payment of its liabilities to EPC. During 1998, MEI's assets remaining after the payment of its liabilities were distributed to EPC.

Energy Markets

  United States

     Historically in the United States, regulated and government-owned utilities had been the only significant producers of electricity for sale to third parties. The energy crisis of the 1970's led to the enactment of the Federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric energy business by reducing regulatory constraints. In addition, PURPA, as implemented by Federal Energy Regulatory Commission regulations, created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electricity generated in cogeneration plants meeting certain requirements
(referred to as "Qualifying Facilities"). See "Energy Regulation" below.   As a
result of PURPA, a significant market for electricity produced by independent power producers like the Company developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA"), to create new exemptions from PUHCA for independent power producers selling electric energy on a wholesale basis, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. The implementation of federal and state policies, which have increased the availability of transmission access for wholesale and retail transactions, could create additional markets and competition for electric energy sales.

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

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed under the caption "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC would seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe the Scrubgrass Project would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

     The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market if and when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. However, the Company is currently evaluating whether it should seek development opportunities in new areas.

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

     On December 3, 1996, in response to changes in the electric industry, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act provides for the deregulation of the generation portion of electric business by permitting all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. As such, PENELEC filed a proposed restructuring plan in 1997 with the PUC which was heavily contested by a number of affected parties. Eventually, the litigation resulted in a settlement which was approved by the PUC on October 20, 1998, and which satisfied all but one of the litigants. This settlement set forth a comprehensive plan for restructuring PENELEC's service and for ensuring there would be competition for electric generation for all of PENELEC's customers beginning on January 1, 1999. The settlement is currently being appealed in the Commonwealth Court of Pennsylvania by the party which opposed such settlement. However, the Company presently does not anticipate that such appeal will have a significant effect, if any, on PENELEC's restructuring plan as far as that plan affects the Scrubgrass Project. Most pertinently, the restructuring plan, as approved by the PUC, provided for PENELEC to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. Therefore, the restructuring plan is designed, in pertinent part, to enable PENELEC to recover all of its costs from non-utility generators such as the Scrubgrass plant and should serve to decrease the pressure on PENELEC to renegotiate existing power contracts with non-utility generators.

     Presently, neither the Customer Choice Act (and PENELEC's restructuring plan filed thereunder), nor proposed legislation directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, the Company could possibly be impacted in the future by, among other things, increases in competition as a result of deregulation, or the chance that PENELEC would attempt to renegotiate the existing power contract. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

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

Employees

     As of December 31, 1998, and at the time of making this filing, the Company had four full-time employees and one part-time employee, including three executive officers. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

Item 2.  PROPERTIES

     The Company, through a subsidiary, leases the Scrubgrass waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. Until February 16, 1999, the Company, owned through a subsidiary approximately 80 acres in Fayette County, Pennsylvania for which it had abandoned efforts to develop electric generating facilities utilizing coal mine-fire technology. The land was sold pursuant to a written contract executed on December 31, 1998. Until December 5, 1997, the Company owned through a subsidiary, the decommissioned Milesburg oil-fired electric generating facility located on approximately 10 acres in Centre County, Pennsylvania. The Milesburg facility was sold to West Penn pursuant to a Buy-Out Agreement dated August 26, 1997. (See "Item 1. Business" for a further discussion of the Company's projects).

     Since February 1996, the Company has been a tenant pursuant to a three-year lease at its corporate headquarters in Portsmouth, New Hampshire. The lease, which was renewed in January 1999 for three additional years, currently requires monthly payments of $1,520.

Item 3.  LEGAL PROCEEDINGS

     On October 11, 1995, Scrubgrass Generating Company L.P. and Buzzard Power Corporation (collectively the "Plaintiffs") filed a complaint against Pennsylvania Electric Company ("PENELEC") in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of December 31, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $3 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through December 31, 1998, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1,678,247 million for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 by denying PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. On June 8, 1998, the Venango County Court of Common Pleas ruled in favor of the Plaintiffs that, under the terms and conditions of the Scrubgrass power purchase agreement, "PENELEC is required to purchase all energy produced in good faith, so long as the quantity is not unreasonably disproportionate to estimate of 80 MW". Presently, pending the ultimate determination of its responsibility under the power purchase agreement, PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate. The Plaintiffs had been in discussions with PENELEC concerning a proposal made by PENELEC to settle the litigation. However, because the Plaintiffs and PENELEC could not come to a mutual agreement on all of the terms of the proposal, PENELEC withdrew its proposal offer in July 1998 and settlement discussions dissipated. On July 7, 1998, PENELEC filed an appeal to the Court's order dated June 8, 1998 with the Superior Court of Pennsylvania. On July 27, 1998, the Plaintiffs filed with the Superior Court of Pennsylvania a Motion to Quash the Appeal. On September 4, 1998, the Superior Court of Pennsylvania granted the Plaintiff's Motion to Quash the Appeal. Since the decision of the Superior Court of Pennsylvania, PENELEC has indicated its desire to resume settlement discussions. On November 12, 1998, the Plaintiffs and PENELEC met to discuss possible settlement scenarios. At the time of the meeting, the parties were in essential agreement on the amount currently due assuming the correctness of the Court's Order of June 8, 1998. The primary matter discussed at the meeting was the manner of calculating future payments for power in excess of 80 MW. At the meeting, PENELEC made a proposal which was taken into consideration by the Plaintiffs. On December 21, 1998, the Plaintiffs counterproposed with an alternative to the PENELEC proposal. To date, the Plaintiffs have not received a response from PENELEC regarding their counterproposal. The Company is unable to predict whether a settlement will ultimately be reached. However, because PENELEC's November 12, 1998 calculation of the amount due to the Plaintiffs pursuant to the court's ruling was similar to the Plaintiffs' calculation, it is currently believed that the prospect of a final settlement of all outstanding issues is good. In the event such a settlement is not reached, the litigation will resume, and a final adjudication of the of the amount due from PENELEC to the Plaintiffs will be sought.

     On May 3, 1996, B&W Sunnyside L.P., Babcock & Wilcox Investment Company, NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996 and December 21, 1998, against EPC and three of its wholly-owned subsidiaries (collectively hereafter in this Item 3 "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The second amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The second amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $808,818, respectively at December 31, 1998. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On January 21, 1999, in response to the Plaintiffs' second amended complaint, the Company filed an answer and restatement of its earlier counterclaim dated July 26, 1996. In the answer to the second amended complaint, the Company denied all material allegations of the second amended complaint and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On February 12, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the second amended complaint and vigorously pursue the causes of action in the restated counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement. The Court has not yet rendered a decision on such motion. On February 12, 1999, the Plaintiffs moved for leave of the Court to file an amended third complaint which would omit rescission of the purchase and sale agreement as a remedy to their second amended complaint. On February 25, 1999, the Company filed a stipulation with the Court accepting the Plaintiffs motion to file an amended third complaint. The parties are presently awaiting the Court's grant of the leave. On February 12, 1999, the Plaintiffs also filed a Motion for Partial Summary Judgment wherein the Plaintiffs allege that the Company misrepresented whether SCA had a basis to make legal claims as of December 31, 1994 against Pacificorp, the utility purchasing energy from the Sunnyside facility. Presently, the Company is preparing a response to the Plaintiffs' Motion for Partial Summary Judgment. Discovery remains ongoing.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

Stock Market Trading:

     Until March 12, 1999, the Common Stock of the Company (the "Common Stock") traded on The Nasdaq Stock Market ("Nasdaq") under the symbol POWR. As of March 23, 1999 there were approximately 260 record holders and approximately 1,100 beneficial holders of the Company's Common Stock. The Company had been designated as a SmallCap issuer on Nasdaq.

     The following table shows the quarterly high and low sales prices during 1997 and 1998 as reported to the Company by Nasdaq:

        Year           Period                          High         Low
        ----           ------                          ----         ---
        1997       First Quarter                         1          3/4
                   Second Quarter                       7/8         9/16
                   Third Quarter                       1-1/2       11/16
                   Fourth Quarter                      2-1/4       1-1/16

        1998       First Quarter                      1-13/16        3/4
                   Second Quarter                      1-7/8        15/16
                   Third Quarter                       1-5/8        11/16
                   Fourth Quarter                      1-1/8         5/8

     On August 22, 1997, the Securities Exchange Commission approved new listing standards for companies who are designated as SmallCap issuers on Nasdaq. These changes, which became effective on February 23, 1998, strengthened the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. In addition, the corporate governance requirements previously applicable only to companies designated as National Market issuers on Nasdaq now extend to SmallCap issuers on Nasdaq. Prior to February 23, 1998, SmallCap issuers whose securities traded below a $1 minimum bid price (such as the Company) could remain listed if they met an alternative test based on the
market value of public float and capital and surplus.   However, this
alternative to the $1 minimum bid price standard was eliminated under the new listing standards. As such, SmallCap issuers whose securities trade below a $1 minimum bid price for a period of 30 consecutive trading days are now subject to delisting from Nasdaq. However, SmallCap issuers who fail to meet this $1 minimum bid price standard are given a grace period of 90 calendar days in which to regain compliance by reporting a minimum bid price of $1 for greater than 10 consecutive trading days during this 90 day grace period.

     On October 27, 1998, the Company's stock began consistently trading below a $1 minimum bid price. As a result, on December 11, 1998, the Company was notified by Nasdaq that its stock would be subject to delisting from Nasdaq unless the Company's stock would resume trading with a minimum bid price of $1 for greater than 10 consecutive trading days during a 90 day grace period which expired on March 11, 1999. On March 12, 1999, because the Company's stock failed to regain compliance during the 90 day grace period, the Company's stock was delisted from Nasdaq. After delisting from Nasdaq, the Company's Common Stock began trading on the NASD OTC Bulletin Board ("OTC-BB") under the symbol POWR.

Dividends:

     The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends in each quarter during 1996, 1997 and 1998 as follows:

                                                                                   Dividends
                                                                 Dividends         Declared
          Year          Period                                   Declared          per Share
          ----          ------                                   ---------         ---------
          1996       First Quarter                                $   330,805            $.030
                     Second Quarter                                   332,303             .030
                     Third Quarter                                    332,303             .030
                     Fourth Quarter                                   553,839             .050
                                                             ----------------    -------------
                                                                  $ 1,549,250            $.140
                                                             ================    =============

          1997       First Quarter                                $   332,303            $.030
                     Second Quarter                                   332,303             .030
                     Third Quarter                                    335,153             .030
                     Fourth Quarter                                10,266,105             .900
                                                             ----------------    -------------
                                                                  $11,265,864            $.990
                                                             ================    =============

          1998       First Quarter                                $   342,203            $.030
                     Second Quarter                                   342,204             .030
                     Third Quarter                                    171,102             .015
                     Fourth Quarter                                   171,102             .015
                                                             ----------------    -------------
                                                                  $ 1,026,611            $.090
                                                             ================    =============

     Historically, in addition to special dividends which have been declared from time to time, the Company has declared quarterly dividends of 3 cents per share during each of the ten quarters through June 30, 1998. However, during each of the two quarters through December 31, 1998, the Company reduced its dividend to 1.5 cents per share to preserve its cash resources to address certain sudden changes in its financial position and changes to its projected cash requirements. These changes are discussed further in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". The Company continues to investigate business strategies to increase the cash which may become available from its operations for future dividends. In addition to its quarterly dividends, the Company also declared a special dividend of 2 cents per share in 1996 out of operating profits and a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg buy-out (See "Item 1. Business-- Milesburg") which resulted in aggregate dividends declared of 14 cents per share in 1996 and 99 cents per share in 1997.

     The recent reduction in dividend amount reflects the Company's policy of seeking to distribute the maximum funds available each quarter to shareholders. The maximum funds available for distribution is determined by the Board each quarter and represents the amount the Company does not expect it will need for ongoing operations and any planned projects assuming expected operating results are achieved. In addition, the Board considers the level of reserves and determines what is reasonable as a buffer against surprises, variations from expectations and reasonable contingencies in the upcoming periods. Behind all of these considerations is the philosophy that the Company should not be holding reserves that it does not expect are reasonably needed for continuing operations and contingencies. The downside of this approach is the risk that dividends need to be reduced when cash flow is reduced and/or projected expenses and contingencies are greater than foreseen. Historically, the Company has not operated using a philosophy of holding reserves for future dividends since such a philosophy would represent the Company's investment of its shareholder's money which would be given out later if the Company was not generating sufficient cash at that time to continue the dividend. The Board's position has been that the Company's shareholders acquired their shares in the Company for its management of power generation facilities and that shareholders would be better served investing for themselves the money that the Company can distribute.

     As of December 31, 1997, the Company had dividends payable of $10,266,105 which were declared on December 10, 1997 and paid on January 7, 1998. Distributions are taxed to shareholders when they are received as ordinary dividends to the extent that the distributing corporation has earnings and profits during the tax year in which the dividend is paid. The portion of the distribution which is in excess of the distributing corporation's earnings and profits is treated as a tax-free return of capital and reduces the shareholder's basis in the stock. Once the shareholder's basis in the distributing corporation's stock is reduced to zero, any remaining excess distribution is treated as a payment for the stock or capital gain if the stock is a capital asset in the shareholder's hand. Due to the substantial earnings and profits incurred during 1997 primarily from the sale of the Milesburg project, the Company deferred the payment of its dividend declared on December 10, 1997 to 1998 so that the dividend would receive a more favorable tax treatment. By deferring the payment of the dividend declared on December 10, 1997 to 1998, distributions of $11,166,752 paid in 1998 were characterized as a return of capital.

     Under the laws of its state of incorporation, EPC may pay dividends out of its surplus, as defined by statute, on an unconsolidated basis. As of December 31, 1998, although the Company's consolidated capital position reflected a deficit of $6,558,923, EPC maintained a surplus on an unconsolidated basis. As discussed under the caption "Item 1. Business -- Scrubgrass", after satisfying certain reserves required by Scrubgrass Project agreements, Buzzard retains 50 percent of the net cash flows from the operations of the Scrubgrass Project and is not required to reinvest such proceeds to finance operating losses of the project. To date, Buzzard has retained cumulative cash distributions of $5,671,087 from the Scrubgrass Project which have all been distributed as dividends to EPC. Furthermore, as discussed under the caption "Item 1. Business Milesburg", the Company sold the Milesburg project at a substantial gain and adopted a Plan of Liquidation of MEI which resulted in significant liquidating distributions to EPC. As a result of the dividend income received from Buzzard and the liquidating distributions received from MEI, EPC's surplus determined on an unconsolidated basis has been sufficient to support the dividends declared and paid to date. The payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the Company's then current and projected operating performance and capital requirements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1998 is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and other financial information included elsewhere herein.

                                                                                Year Ended December 31
                                                          -------------------------------------------------------------------
                                                             1998          1997         1996          1995           1994
                                                          ----------    ----------   ----------    -----------   ------------
                                                                           (000's omitted except per share data)
Results of Operations Data:

Power generation revenues                                 $  45,721     $  43,763    $  47,854     $   40,693    $    30,705
                                                          ----------    ----------   ----------    -----------   ------------

Costs and expenses:
     Operating expenses                                      19,215        17,756       18,190         16,975         16,123
     Lease expenses                                          22,971        24,488       24,793         23,020         10,538
     General and administrative expenses                      2,197         1,995        3,062          3,668          2,998
     Reversal of provision for nonrecovery of
           project development costs                                         (940)       -----          -----          -----
     Depreciation and amortization                              285           258          205            167          3,018
                                                          ----------    ----------   ----------    -----------   ------------
                                                             44,668        43,557       46,250         43,830         32,677
                                                          ----------    ----------   ----------    -----------   ------------

Operating income (loss)                                       1,053           206        1,604         (3,137)        (1,972)

Other income (expense):
     Other income                                                 8           622          484          1,285          5,311
     Interest income                                            156           581          499            468            695
     Interest expense                                          (461)         (424)        (336)          (107)        (8,830)
     Amortization of deferred gain                              308           308          308            308            154
     Warranty income                                          -----         -----          900          -----          -----
     Write-off of receivables in litigation                  (3,508)        -----        -----          -----          -----
     Gain on sale of affiliate/project                        -----         7,424        -----          -----          3,946
     Minority interest                                        -----         -----        -----          -----          1,866
     Equity in net loss of affiliate                          -----         -----        -----          -----            (84)
                                                           ---------     ---------    ---------     ----------    -----------
                                                             (3,497)        8,511        1,855          1,954          3,058
                                                          ----------    ----------   ----------    -----------   ------------

Income (loss) before income taxes                            (2,444)        8,717        3,459         (1,183)         1,086

Income tax (expense) benefit                                    795        (4,103)      (1,894)           448           (416)
                                                          ----------    ----------   ----------    -----------   ------------

Net income (loss)                                         $  (1,649)    $   4,614    $   1,565     $     (735)   $       670
                                                          ==========    ==========   ==========    ===========   ============

Basic and diluted earnings (loss) per common share        $   (0.14)    $    0.41    $    0.14     $    (0.07)   $      0.06
Dividends paid or payable per common share                $    0.09     $    0.99    $    0.14     $     0.08    $     -----
Weighted average number of shares outstanding                11,424        11,260       11,286         11,197         11,321

Balance Sheet Data:

Total assets                                              $  55,163     $  61,362    $  52,503     $   45,226    $    35,962
Working capital                                              (1,190)          536        1,406          3,224          1,212
Long-term obligations                                        46,511        40,032       35,331         24,405         11,533
Deferred gain (1)                                             5,397         5,706        6,014          6,322          6,631
Deferred revenue (1)                                          -----         -----        -----          3,065          2,826
Shareholders' (deficit) equity                               (6,559)       (3,878)       2,680          2,797          4,443

___________
(1)   See Notes A and B of Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchaser's obligations for the sale. The Company sold its development rights for the Milesburg Project on August 26, 1997 to the utility which had contracted to purchase electricity from such project pursuant to an agreement which was finalized on December 5, 1997. The Company's projects are discussed further in "Item 1. Business". The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the years ending December 31, 1998, 1997 and 1996 and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

     This Annual Report on Form 10-K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

Results of Operations

 Year ended December 31, 1998 ("1998") compared with the year ended December 31, 1997 ("1997")

     Net loss in 1998 amounted to $1,649,186 or 14 cents per share as compared to net income of $4,613,863 or 41 cents per share in 1997. The overall decrease in net results during 1998 is primarily attributable to a write-off of certain receivables in litigation, the absence in 1998 of the gain and other income related to the sale of the Milesburg Project, the absence in 1998 of the reversal of the provision for non-recovery of Milesburg project development costs, an increase in operating expenses and a decrease in interest income.
The Company's overall decrease in net results during 1998 was offset in part by an increase in power generation revenues and a decrease in lease expenses. The reasons for the decrease in the Company's 1998 net results are discussed in more detail in the following paragraphs.

     Power generation revenues in 1998 amounted to $45,721,473 as compared to $43,763,223 in 1997 and all pertained to the Scrubgrass Project. The overall increase in power generation revenues during 1998 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and an increase in the capacity rate billed during 1998. During 1998, the Scrubgrass Project operated at 87.9% of its capacity as compared to 85.6% for the same period in 1997. The following factors contributed principally to the differences in the Scrubgrass Project's capacity factors billed for 1998 and 1997. First, the Scrubgrass project had its annual maintenance outages during the second quarters in 1998 and 1997. During the 1998 outage, the Scrubgrass plant was inoperative for approximately 14 days to perform scheduled maintenance procedures whereas the 1997 maintenance outage was extended from 12 days to approximately 37 days to perform more extensive repairs to the Scrubgrass generator. Second, the Scrubgrass plant was inoperative for approximately six days during the first quarter of 1997 to consider matters related to the generator. Third, the Scrubgrass project incurred numerous unscheduled shutdowns during 1998 to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 11 days during the second quarter, seven days during the third quarter and five days during the fourth quarter outside of the scheduled outage timeframe. As such, other than normal curtailments of output from the utility which occurred from time to time, the Scrubgrass plant did not operate for an aggregate of approximately 37 days and 43 days as a result of scheduled and unscheduled shutdowns during 1998 and 1997, respectively. The aforementioned increase in 1998 power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $8,024,111 and $8,905,911 in 1998 and 1997, respectively.

     Operating expenses in 1998 amounted to $19,215,459 as compared to $17,755,882 in 1997 and all pertain to the Scrubgrass Project. The overall increase during 1998 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs and higher operator fees in 1998 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher fuel expenses because the Scrubgrass plant achieved a higher capacity rate during 1998 and realized lower average heat rates from fuel consumption in 1998 by comparison to 1997. Third, because the Scrubgrass plant achieved a higher capacity rate during 1998, the Company accrued higher year-end operator bonuses during 1998 than were recorded in 1997. Fourth, although maintenance expenses incurred during the 1997 extended outage were higher than the Company's original expectations, the Company incurred higher maintenance expenses in 1998 to make the necessary repairs related to the 1998 equipment malfunctions and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. Finally, due to salary increases and increases in the number of personnel at the Scrubgrass project, the Company incurred higher labor and related costs in 1998. However, the aforementioned increases in 1998 operating expenses were offset in part because certain operating expenses were higher during 1997 by comparison to 1998 primarily for the following reasons. First, as a result of enhancements made during 1997 to the fuel processing system at the Scrubgrass Project, the Company realized a savings in certain routine maintenance expenses during 1998. Second, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during 1998. See a further discussion of these modifications under the captions "Item 1. Business--Scrubgrass" and "-Liquidity and Capital Resources--Cash Flow Outlook".

     Lease expenses in 1998 amounted to $22,971,201 as compared to $24,488,005 in 1997 and all pertain to the Scrubgrass Project. The overall decrease in lease expenses during 1998 is primarily due to the following three reasons. First, because there was less cash available from the Scrubgrass Project during 1998 (see a further discussion under "--Liquidity and Capital Resources"), the Company realized a decrease in additional rent paid to the Lessor. Second, the scheduled principal and interest payments under the Lessor's junior subordinated debt obligations were lower in 1998 which reduced the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Third, the Company had a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $8,024,111 and $8,905,911 in 1998 and 1997, respectively. The overall decrease was offset in part by an increase in the principal payments under the Scrubgrass Project term loan which increased the Lessor's loan costs that were passed through to the Company in its facility lease expenses.

  General and administrative expenses in 1998 amounted to $2,196,929 as compared to $1,995,491 in 1997. The overall increase in general and administrative expenses during 1998 is primarily attributable to the following four reasons. First, certain labor and overhead expenses, which were capitalized in 1997 as a result of development activities for the Milesburg project, were redirected to operating activities during 1998. Second, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor costs to the Company. Third, the Company incurred pension expense for a defined benefit pension plan which was established in 1998. Fourth, the Scrubgrass project received a sales tax refund during 1997 which reduced general and administrative expenses by comparison to 1998. However, the aforementioned increases in 1998 general and administrative expenses were substantially offset because certain general and administrative expenses were lower during 1998 by comparison to 1997 primarily for the following five reasons. First, two executive officers, who are also significant shareholders of the Company, elected to repay their 1998 salaries in an amount equal to the cash benefit they would receive from the Company's 1998 contribution to the defined benefit pension plan. Second, the Company incurred significant legal expenses in 1997 to review documents in the discovery phase of the Sunnyside project litigation, which expenses were incurred to a much lesser extent during 1998. Third, while overall management costs were higher in 1998 as discussed above, the Company incurred significant management fees during 1997 to address the Scrubgrass generator matter and to consider other contract related matters, which matters either did not recur or recurred to a lesser extent in 1998. Fourth, the Company restructured its insurance programs at its corporate office and at the Scrubgrass Project in April 1997 which resulted in lower insurance premiums in 1998. Lastly, the Company reduced the amount of certain professional fees during 1998 because it used such professional services to a lesser extent during 1998.

     Reversal of provision for nonrecovery of project development costs relates to the Company's Milesburg project and amounted to $940,144 in 1997. As discussed under "Item 1. Business--Milesburg", the Company sold the Milesburg project to West Penn pursuant to a Buy-Out Agreement dated August 26, 1997. In light of this Buy-Out Agreement, which established a value significantly in excess of the Company's recorded carrying value for its investment in the Milesburg project, the Company removed its reserve for the impairment in value of this investment during 1997. The reserve was established in 1990 by a charge against earnings due to the uncertainties surrounding whether the Company would realize value from its investment in this project. The reversal of provision for nonrecovery of project development costs pertains to an event which occurred in 1997 and did not recur in 1998.

     Interest income in 1998 amounted to $156,546 as compared to interest income of $581,336 in 1997. The decrease in interest income is primarily attributable to the absence in 1998 of interest income related to the sale of the Milesburg Project. During 1997, pursuant to the terms of the Buy-Out Agreement dated August 26, 1997, the Company earned 8% interest on the $15 million selling price from August 27, 1997 until the closing date (December 5, 1997). The Company's interest income also decreased in 1998 primarily due to lower investments in cash and cash equivalents and less interest recognized on the Company's notes receivable related to the 1994 sale of SCA.

     Interest expense in 1998 amounted to $460,812 as compared to interest expense of $424,395 in 1997. Interest expense increased during 1998 primarily because of the additional long-term debt obligations for the Scrubgrass Project which were incurred during the second quarter of 1997. The additional long-term debt obligations, which were outstanding for a full year in 1998, consist of a $3 million term credit facility which is discussed further in the section "-- Liquidity and Capital Resources--Financing Activities" and installment debt which financed the generator repair that is discussed further in the section "--
Liquidity and Capital Resources--Cash Flow Outlook".   Due to lower average
outstanding borrowings in 1998, the aforementioned increase in interest expense was offset in part by a decrease in interest incurred on the Lessee Working Capital Loan.

     Write-off of receivables in litigation amounted to $3,508,498 in 1998 and represents the aggregate balances as of December 31, 1998 of the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998 related to the 1994 sale of SCA. This write-off was discussed further in "Item
1. Business--Sunnyside".

     Gain on sale of project amounted to $7,423,467 in 1997 and pertains to a gain recognized as a result of the Company's sale of the Milesburg project.
This gain, which is discussed further in "Item 1. Business--Milesburg", pertains to an event which occurred in 1997 and did not recur in 1998.

     Other income amounted to $7,810 in 1998 and consisted primarily of a gain on the sale of the Company's land in Fayette County, Pennsylvania. Other income in 1997 amounted to $622,417 and consisted of revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development.

          Income tax benefit in 1998 amounted to $794,945, or 32.5% of loss before income taxes, as compared to income tax expense of $4,103,684, or 47.1% of income before income taxes, in 1997. The 1997 effective tax rate was higher by comparison to the 1998 rate primarily because of the following reasons. First, the 1997 income tax expense includes the effect of a permanent difference between the gain for financial reporting purposes and the gain for tax reporting purposes on the sale of the Milesburg project. Second, due to a second layer of state income tax incurred on distributions received by EPC from the Scrubgrass Project, the Company was not able to realize the full benefit of its 1998 net loss for tax reporting purposes. A significant portion of the Company's income tax expense during 1997 resulted in a decrease in the Company's deferred tax asset rather than in cash outlays. See "Liquidity and Capital Resources" for a further discussion.

Year ended December 31, 1997 ("1997") compared with the year ended December 31, 1996 ("1996")

     Net income in 1997 amounted to $4,613,863 or 41 cents per share as compared to net income of $1,565,279 or 14 cents per share in 1996. The overall increase in net income during 1997 is primarily attributable to the gain on the sale of the Milesburg project, the reversal of the provision for non-recovery of Milesburg project development costs, and a reduction in general and administrative expenses primarily as a result of both the Company's efforts to reduce its corporate overhead expenses and the capitalization of labor and overhead expenses related to the Milesburg project. The Company's overall increase in net income during 1997 was offset in part by an operating loss from the Scrubgrass project primarily as a result of the generator repair discussed under "Item 1. Business--Scrubgrass" which reduced the Company's power
generation revenues and affected certain of the Company's expenses.   In
comparing the Company's net income for 1997 to 1996, it is important to point out that the Company's results of operations during 1996 were beneficially effected by certain non-recurring revenues which included the recognition of certain revenues of $3,064,965 which were previously deferred under the Scrubgrass power purchase agreement, the settlement of a warranty issue related to the Scrubgrass Project for $900,000 and the settlement of a legal proceeding for approximately $340,000, net of legal fees. In light of the Company's favorable earnings and available cash, the Company declared dividends on its Common Stock in 1997 of $11,265,865 or 99 cents per share as compared to dividends in 1996 of $1,549,250 or 14 cents per share.

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

     Reversal of provision for nonrecovery of project development costs relates to the Company's Milesburg project and amounted to $940,144 in 1997. This item was discussed in more detail in the comparison of 1998 and 1997 results above.

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

     Gain on sale of project amounted to $7,423,467 in 1997 and pertains to a gain recognized as a result of the Company's sale of the Milesburg project. The sale of the Milesburg project and the calculation of the gain is discussed further under the caption "Item 1. Business--Milesburg".

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

 1999 Outlook

  With a view towards 1999, the Company expects to achieve continuing operating earnings as a result of profits from Scrubgrass project operations and
management of its corporate general and administrative expenses.   The Company
offers the following prospective information concerning significant components of its 1999 results of operations which are being compared to historical results of operations in 1998:

   Power generation revenues - Power generation revenues are expected to increase in 1999 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and improvements in the performance of the Scrubgrass facility. During 1998, the Scrubgrass facility was inoperative for approximately 23 days for unscheduled shutdowns to respond to equipment malfunctions. While the Company expects that the Scrubgrass facility will incur equipment malfunctions from time to time, the Company does not believe that 1998 results are necessarily indicative of results expected for 1999.

   Operating expenses - Operating expenses are expected to increase in 1999 as a result of a 4% average increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the O&M and anticipated increases in personnel costs at the Scrubgrass plant. In addition, because the Company expects improvements in the performance of the Scrubgrass facility in 1999, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. However, because the Company is not projecting it will respond to as many equipment malfunctions in 1999, the Company would expect to incur lower maintenance expenses in 1999.

   Lease expenses - Lease expenses are expected to increase significantly in 1999 for the following reasons. First, the Company expects that higher contracted principal payments on the Lessor's term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in equity rents for the Scrubgrass Project in 1999. Third, due to projected increases in cash from Scrubgrass Project operations (See further discussion under "Liquidity and Capital Resources--1999 Outlook"), the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in 1999. However, the Company has experienced improvements in its variable interest rates in recent months. Should recent interest rates remain consistent during 1999, the Company would expect to incur a decrease in lease expense due to reductions in the Lessor's loan costs that would be passed through to the Company in its facility lease expenses.

   General and administrative expenses - General and administrative expenses are expected to remain fairly consistent during 1999. The principal administrative costs which are subject to considerable variation pertain to the Company's two legal proceedings. Depending on the demands of these legal proceedings, the Company can incur significant fluctuations in its professional fees and management costs.

   Other expense - In 1998, the Company wrote-off its aggregate balances as of December 31, 1998 of the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998 related to the 1994 sale of SCA. This charge against operating results will not recur in 1999. See "Item 1. Business--Sunnyside"

   Other income - The Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances (`NOx Credits"). The Company expects to generate other income from sales of its NOx Credits beginning in 1999. The sales of NOx credits are discussed further in Note O to the Consolidated Financial Statements and "-Liquidity and Capital Resources--1999 Outlook".

   Litigation recoveries - As of December 31, 1998, the Company is seeking to recover approximately $4.1 million owed by the Purchasers of SCA and approximately $3 million (of which 50% or approximately $1.5 million would be retained by the Lessor) by PENELEC which are the subject of legal proceedings. See "Item 1. Business--Sunnyside" and "Item 3. Legal Proceedings". Furthermore, should these legal proceedings resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include interest, punitive damages and reimbursements for attorney's expenses. Any future recoveries from either of these legal proceedings would be recorded as additional income in the Company's Consolidated Statement of Operations.

Recently Issued Accounting Standards

     See Note B to the Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in 1999.

Liquidity and Capital Resources

  Operating Activities

     The Company had cash provided by operating activities of $635,735 in 1998, cash used by operating activities of $1,202,561 in 1997 and cash provided by operating activities of $1,324,158 in 1996. During all of these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings. During 1997, primarily because of the financial impact of the generator repair at the Scrubgrass project which is discussed further under "Part I - Item 1. Business -- Scrubgrass", the Company incurred a significant decrease in cash from its operating activities. The Scrubgrass Project was profitable during 1998 and 1996 and contributed cash to the Company's operating activities.

     While the Company reported an overall net loss of $1,649,186 during 1998, the Company generated significant cash from its operating activities. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 1998 net loss to its net cash provided by operating activities.

   Depreciation and amortization - During 1998, the Company recognized depreciation and amortization for its lease rights of $149,004, deferred financing costs of $96,090, machinery and equipment modifications of $30,612 and equipment and furniture of $9,765.

   Write-off of receivables in litigation As of December 31, 1997, the Company had recorded on its Consolidated Balance Sheet notes receivable of $2,937,500 and receivable from sale of affiliate of $570,998 related to the 1994 sale of SCA. As discussed further in "Item 1. Business--Sunnyside", the Company is involved in a litigation with the Purchasers of SCA and wrote off the notes receivable and receivable from sale of affiliate during 1998 to present its financial statements conservatively.

   Deferred income tax asset - The Company's net deferred income tax asset amounted to $1,826,561 as of December 31, 1998 as compared to $817,755 as of December 31, 1997. As discussed in the previous paragraph, the Company wrote off receivables of $3,508,498 associated with the 1994 sale of SCA. Since the Company was reporting the income from this sale for tax purposes using the installment method, the Company's also reversed its deferred income tax liability of $1,198,801 associated with this sale. The reversal of this deferred income tax liability was the primary reason for the increase in the net deferred income tax asset as of December 31, 1998.

   Deferred gain, net - The Company's deferred gain, net amounted to $5,397,187 as of December 31, 1998 as compared to $5,705,598 as of December 31, 1997. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 1998:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,598,864 as of December 31, 1998 as compared to $6,538,645 as of December 31, 1997. The increase in receivable from utility as of December 31, 1998 is primarily due to an approximate 5% increase in rates billed during 1998 under the power purchase agreement. However, primarily due to several unscheduled short maintenance outages during the fourth quarter of 1998, the rate increase was substantially offset by a lower capacity rate billed during the fourth quarter of 1998 by comparison to the same period in 1997.

   Other current assets - The Company's other current assets amounted to $821,462 as of December 31, 1998 as compared to $881,938 as of December 31, 1997. The decrease is largely due to lower interest receivable as of December 31, 1998. As of December 31, 1997, interest receivable was unusually high since the Company was investing the net proceeds retained from the sale of the Milesburg Project.

   Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,873,689 as of December 31, 1998 as compared to $6,325,062 as of December 31, 1997. The decrease in 1998 is primarily attributable to a reduction in corporate taxes payable which amounted to $156,682 and $1,120,639 as of December 31, 1998 and 1997, respectively. As of December 31, 1997, the Company's corporate tax liabilities were significantly higher primarily because of taxes associated with the gain on the sale of the Milesburg project. The overall decrease was offset in part primarily by the following three factors which increased accounts payable and accrued expenses in 1998. First, the Company established a defined benefit pension plan in 1998 for which the Company recognized an accrued pension expense of $165,342 as of December 31, 1998. Second, due to improvements in the profitability of the Scrubgrass Project in 1998, the Company accrued a higher year end bonus to the Operator as of December 31, 1998. Third, the Company realized cost escalations in various operating and administrative contracts which increased its operating and administrative costs in 1998.

   Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see further discussion under the caption "Investing Activities-Restricted Cash"). The maintenance reserve increased to $2,258,049 as of December 31, 1998 from $1,995,818 as of December 31, 1997 primarily due to scheduled reserves
   provided for the ongoing maintenance of the plant.   The scheduled reserves
   were offset in part by cash outlays of $384,100 for major equipment overhauls and the settlement with GEC for approximately $169,000 (See "Item 1. Business --Scrubgrass").

 Investing Activities

     The Company used $277,331 in investing activities during 1998, received $12,206,487 from investing activities during 1997 and used $388,939 in investing activities during 1996. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $39,128, $36,129 and $482,681 from notes receivable related to the Scrubgrass Project in 1998, 1997 and 1996, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and accrued interest balance of $808,818 as of December 31, 1998, are the subject of a legal proceeding. See "Item 1. Business Sunnyside", "Item 3. Legal Proceedings" and Note P to the Company's Consolidated Financial Statements for further information about the Sunnyside Project and this litigation.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During 1998, 1997 and 1996, the Company made scheduled deposits to the restricted major maintenance fund of $682,275, $644,500 and $600,000, respectively. During 1998 and 1996, such deposits and interest thereon exceeded the payments for major equipment overhauls by $311,263 and $614,561, respectively. In 1997, the payments for major equipment overhauls exceeded the deposits and interest thereon by $158,238. The Company's cost of major equipment overhauls in 1997 were significant by comparison to the other periods primarily because of extensive maintenance performed during the 1997 extended outage.

   Proceeds from sale of project - On December 5, 1997, the Company received $15,000,001 for the sale of the Milesburg project. The Company's sale of the Milesburg project is discussed further under the caption "Item 1. Business-- Milesburg".

   Property, plant and equipment - The Company invested $5,196, $2,987,881 and $257,059 in property, plant and equipment expenditures during 1998, 1997 and 1996, respectively. The 1998 expenditures were primarily purchases of computer equipment for the Company's corporate office. The 1997 and 1996 expenditures primarily pertain to development activities for the Company's Milesburg Project for which development efforts were accelerated during the latter part of 1997. During 1997, the Company also made expenditures of $125,000 for machinery and equipment modifications at the Scrubgrass facility.

 Financing Activities

     The Company utilized $12,088,261, $90,177 and $768,517 in financing activities during the years ended December 31, 1998, 1997 and 1996, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - During 1996, the Company initiated a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of 3 cents per share during each of the quarters during 1996 and 1997.
   During 1998, the Company declared dividends of 3 cents per share during the first and second quarters and dividends of 1.5 cents per share during the third and fourth quarters. The Company also declared special dividends of 2 cents per share in 1996 out of operating profits and 87 cents per share in 1997 out of the proceeds from the Milesburg settlement (See "Item 1. Business --Milesburg"). Therefore, the Company declared aggregate dividends of 14 cents per share in 1996, 99 cents per share in 1997 and 9 cents per share in 1998. During 1997 and 1998, the Company also paid dividends to its subsidiary's preferred stockholder of $30,178 and $5,000, respectively. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividends up to date during the second quarter of 1997.

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company increased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,311,666 as of December 31, 1997 to $2,389,664 as of December 31, 1998 primarily as a result of cost escalations in various operating and administrative contracts which increased certain costs in 1998. The Scrubgrass Project pays its accounts payable according to a date schedule which is fixed by certain operating contracts. As a result, the outstanding balances under the Lessee Working Capital Loan Agreement can occasionally vary slightly due to the timing of receiving and paying vendor invoices. The outstanding balances under the Lessee Working Capital Loan Agreement were fairly consistent as of December 31, 1998 and 1997.

   Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. During 1998, the Company paid $850,000 which reduced this obligation from $3,000,000 as of December 31, 1997 to $2,150,000 as of December 31, 1998.

   Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,017,316 and $1,249,268, respectively as of December 31, 1998. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Item 3. Legal Proceedings". The Scrubgrass Project obligation has scheduled annual maturities which began in 1998 and continue through 2005. The Company paid its initial installment of $18,543 for the Scrubgrass Project obligation in 1998 and will be required to make its next installment of $60,695 in 1999. Until August 26, 1997, the Company had long-term obligations related to the Milesburg project aggregating to $5,858,767. As a result of a settlement agreement dated August 26, 1997, the Milesburg project obligations were reduced to $2,358,767. In addition, because certain Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. The remainder of the Milesburg project obligations, which amounted to $1,800,000, were paid during 1997. The Company had short-term installment obligations related to its Sunnyside Project and Milesburg Project which were fully satisfied during 1996 with aggregate payments of $139,517.

   Common Stock - The Company received proceeds from the issuance of its Common Stock aggregating $0, $124,238 and $14,437 during 1998, 1997 and 1996, respectively. The Common Stock was issued solely pursuant to exercises of stock options.

   Treasury Stock - The Company from time to time makes purchases of its own common stock. During 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock. The Company did not purchase any treasury stock during 1998 or 1997.

 Cash Flow Outlook

     During 1999, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in "Item 1. Business--Scrubgrass", the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied.

     As discussed under the caption "Results of Operations--1999 Outlook", the Company expects that the Scrubgrass Project will be profitable in 1999 and will generate cash flows from its operating activities. Due to an approximate 5% increase in the contracted rates under the Scrubgrass power purchase agreement and expected improvements in the performance of the Scrubgrass facility, the Company believes that such expected cash flows would exceed previous 1998
levels.   Nevertheless, the Company anticipates that its expected cash flows in
1999 would continue to be affected by debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to reduce the outstanding balance of its term credit facility in 1999 by $1,550,000 and will be required to make an installment payment in 1999 of $60,695 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will be required to make additional scheduled deposits of $82,275 in 1999 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed under "Item 1. Business-- Scrubgrass", Buzzard is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in 1999 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments.

     In April 1998, the Company improved its financial position by revising the terms of its installment contract to finance the 1997 repair of the Scrubgrass generator. Under the terms of the revised agreement with the manufacturer of the Scrubgrass generator ("GEC"), as payment in full for GEC'S work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company will pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 was payable upon the completion of GEC'S work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof.

     During December 1998 and January 1999, the Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). Each year, the Environmental Protection Agency and the Pennsylvania Department of Environmental Protection grant NOx Credits to Buzzard based on numerous factors which pertain to the design and operation of the Scrubgrass facility. The NOx Credits establish the quantity (in tons) of nitrogen oxide that the Scrubgrass facility can emit into the environment before Buzzard will be fined by the EPA. During 1999, Buzzard plans to install machinery, with a cost of approximately $600,000, which is expected to significantly lower the quantity of nitrogen oxide which the Scrubgrass facility would emit into the environment. As such, Buzzard anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with EPA standards. Because NOx Credits are transferable and marketable, Buzzard contracted to sell 839 tons of its projected available NOx Credits which it anticipates may not be required to comply with EPA standards. Under the terms of the contracts, Buzzard currently expects to receive aggregate proceeds from sales of anticipated NOx Credits of $2,240,933 through 2000, from which $600,000 would be utilized to purchase and install the machinery discussed above. The sales of NOx Credits are discussed further in Note O to the Consolidated Financial Statements.

     As of December 31, 1998, the Company is seeking to recover approximately $4.1 million owed by the Purchasers of SCA and approximately $3 million (of which 50% or approximately $1.5 million would be retained by the Lessor) owed by PENELEC which are the subject of legal proceedings. See "Item 1. Business Sunnyside" and "Item 3. Legal Proceedings". In addition, the Company is seeking financial recoveries which include interest, punitive damages and/or reimbursements for attorney's expenses. The Company believes its positions in both of these litigations are meritorious and, should they resolve or settle in favor of the Company, they could materially enhance the Company's financial position in the future. Recently, the Company has been in discussions with PENELEC regarding a settlement of that legal proceeding. The Company currently believes that the prospect of a final settlement of all outstanding issues with PENELEC is good. However, there can be so assurance if or when the Company will resolve or settle either of these legal proceedings.

   In September 1998, the Company filed its 1997 corporate tax returns which clarified its corporate tax position. Prior to 1997, the Company had substantial net operating loss carryforwards which sheltered the Company from paying Federal and certain state corporate taxes during its profitable periods. However, primarily as a result of the 1997 Milesburg project sale, the Company had substantial taxable income in 1997 which utilized all of the Company's previous net operating loss carryforwards. As such, for tax years beginning in 1997, the Company's cash flows have been negatively effected by the payment of significant Federal and state corporate taxes. Presently, the Company is reviewing its corporate tax position and is considering tax strategies which could mitigate the effect that corporate taxes are expected to have on its future cash flows.

   The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. The Scrubgrass power purchase agreement has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the Company is involved in settlement discussions with PENELEC regarding its legal proceeding and has entered into contracts for the sale of NOx Credits which could both materially enhance the anticipated increases in the Company's cash flows. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements.

See the further discussions under "Item 5.- Dividend Program" and "--Certain Factors That May Affect Future Results" below.

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

   Presently, the Company has completed its testing of IT Systems and Non-IT Systems. Based on the results of these tests, the Company has identified IT Systems and components of Non-IT Systems which are not Year 2000 compliant.
With respect to IT systems, the Company has either already upgraded such systems or has placed orders to upgrade such systems in the near future. As far as Non-IT Systems, the Company has received recommendations from third parties regarding solutions to either upgrade or replace non-compliant system components. At this time, the Company has received assurances from such third parties that solutions to remedy the non compliant system components are readily available and could be implemented within the Company's time parameters for the Y2K Project. The upgrades and/or replacements of non-compliant system components are expected to be performed during the Scrubgrass Project annual outage which is scheduled to begin in April 1999.

   The Company has made substantial progress in securing responses from most critical vendors, and business partners indicating their readiness for Year 2000. Based on the responses received to date, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business.

   Costs

   The Company does not expect that the total costs to remediate Year 2000 issues would be material to its financial position. The Company has incurred cumulative costs to remediate Year 2000 issues of approximately $139,000 through December 31, 1998. The Company estimates that it will incur additional costs of approximately $95,000 to remediate Year 2000 issues. The Company expects to fund such costs from its operating cash flows.

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

  Legal Proceedings

     As discussed in Item 1. Business--Sunnyside and Item 3. Legal Proceedings, the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $808,818, respectively as of December 31, 1998. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed in Item 1. Business--Scrubgrass and Item 3. Legal Proceedings, the Company has been involved in a legal proceeding with PENELEC since October 1995 whereby, among other complaints, the Company alleges that PENELEC has failed to pay the Lessor and Buzzard contract rates for power in excess of 80 MW
produced by the Scrubgrass facility.   The Company is presently involved in
discussions with PENELEC to settle this litigation which, if settled, could significantly improve the Company's results of operations and financial position. However, there can be no assurance that the Company would be successful in settling this litigation.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $5,418,275 as of December 31, 1998. While the Company was profitable from operating activities during 1998, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

 Interest Rates

     The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. The Company's subsidiary also has a variable rate working capital loan, a variable rate term loan and a variable rate term credit facility all of which were advanced from the Lessor under various Scrubgrass project agreements. The Company offers the following information about these debt obligations:

                                                 Balance at                                             Matures
Description of the Obligation                     12/31/98             Interest Rate                    Through
--------------------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds             $135,600,000     Quoted Tax Exempt Bond Rate              2012
     Variable rate term loan                      16,623,087     Fixed swap rate of 6.4225%               2005
     Variable rate term loan                      10,575,218     LIBOR rate plus 1.250%                   2004
     Fixed rate junior subordinated debt             318,796     8%                                       1999
Buzzard debt obligations:
     Variable rate working capital loan            2,389,664     LIBOR rate plus 1.125%                 Revolving
     Variable rate term loan                       1,249,268     LIBOR rate plus 1.250%                   2004
     Variable rate term credit facility            2,150,000     LIBOR rate plus 1.125%                   2000


     The Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the tax-exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate for its term loan which matures in 2005 at 6.4225%. After May 18, 1996, the Company's specified base rent was incurred based on floating rates on the Lessor's tax-exempt bonds which ranged from 2.95% to 4%. As such, except for the Lessor's term loan which matures in 2005 and the Lessor's junior subordinated debt obligations, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See Notes H, I and M of the Consolidated Financial Statements for further information about the Company's debt and lease obligations.

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

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of
capacity which has led to intense competition in this market.   The principal
sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, as discussed under the caption "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC would seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe the Scrubgrass Project would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the

Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

     The Company also competes in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market if and when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. However, the Company is currently evaluating whether it should seek development opportunities in new areas.

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

     On December 3, 1996, in response to changes in the electric industry, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act provides for the deregulation of the generation portion of electric business by permitting all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. As such, PENELEC filed a proposed restructuring plan in 1997 with the PUC which was heavily contested by a number of affected parties. Eventually, the litigation resulted in a settlement which was approved by the PUC on October 20, 1998, and which satisfied all but one of the litigants. This settlement set forth a comprehensive plan for restructuring PENELEC's service and for ensuring there would be competition for electric generation for all of PENELEC's customers beginning on January 1, 1999. The settlement is currently being appealed in the Commonwealth Court of Pennsylvania by the party which opposed such settlement. However, the Company presently does not anticipate that such appeal will have a significant effect, if any, on PENELEC's restructuring plan as far as that plan affects the Scrubgrass Project. Most pertinently, the restructuring plan, as approved by the PUC, provided for PENELEC to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. Therefore, the restructuring plan is designed, in pertinent part, to enable PENELEC to recover all of its costs from non-utility generators such as the Scrubgrass plant and should serve to decrease the pressure on PENELEC to renegotiate existing power contracts with non-utility generators.

     Presently, neither the Customer Choice Act (and PENELEC's restructuring plan filed thereunder), nor proposed legislation directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, the Company could possibly be impacted in the future by, among other things, increases in competition as a result of deregulation, or the chance that PENELEC would attempt to renegotiate the existing power contract. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects and also to evaluate new business opportunities created by the restructuring of the electric industry.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's most significant market risk exposure is changing interest rates which may affect its short-term investments, its debt and certain of its lease expenses. The Company offers the following information about these market risks:

  Short-term investments - The Company invests cash balances which are in excess
  ----------------------
  of its normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, the Company does not believe its short-term investments are subject to material market risk.

  Debt - The Company has borrowings which bear interest at variable rates which
  ----
  are based on the London Interbank Offering Rate (LIBOR). The Company monitors market conditions for interest rates and, from time to time, enters into
  interest rate swaps to manage its interest payments.   The interest rate swaps
  have the effect of converting the variable rate borrowings to fixed rate
  borrowings for specified time periods.   For further information on the
  Company's interest rate risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Impact Future Results -- Interest Rates".

  Lease Expense- The Company, as a lease cost of the Scrubgrass facility, is
  -------------
  required to fund the Lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate (LIBOR). U.S Gen monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for the
  Scrubgrass facility.   The interest rate swaps have the effect of converting
  the variable rate borrowings to fixed rate borrowings for specified time
  periods.   For further information on the Company's interest rate risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Impact Future Results -- Interest Rates".


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


                         Index to Financial Statements

                                                                                                         Page
                                                                                                         ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                                                             F-1

Consolidated Balance Sheets as of  December 31, 1998 and 1997                                            F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996               F-3

Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended
December 31, 1998, 1997 and 1996                                                                         F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996               F-5

Notes to Consolidated Financial Statements                                                               F-6

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

  Information with respect to the directors of the Company may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1999. Such information is incorporated herein by reference.

The executive officers of the Company are as follows:

       Name                                Age                    Position
       ----                                ---                    --------
Joseph E. Cresci                           56        Chairman and Chief Executive Officer

Donald A. Livingston                       56        President and Chief Operating Officer

William D. Linehan                         33        Treasurer, Secretary and Chief Financial Officer



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

Item 11.   EXECUTIVE COMPENSATION

  Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1999. Such information is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1999. Such information is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1999. Such information is incorporated herein by reference.

                                    PART IV

Item 14. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this annual report:

     (a) 1.    Consolidated Financial Statements


               ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report                                                                              F-1

Consolidated Balance Sheets as of  December 31, 1998 and 1997                                             F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996                F-3

Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended
December 31, 1998, 1997 and 1996                                                                          F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                F-5

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

             10.70    Stock Pledge Agreement, dated December 19, 1991, between            J
                      Environmental Power Corporation and Scrubgrass Generating
                      Company, L.P.

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

             10.91    Amendment No. 2, dated as of September 2, 1998, to the
                      Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation,
                      Scrubgrass Generating Company, L.P., Environmental Power
                      Corporation, Bankers Trust Company and Credit Lyonnais.

             10.92    Amendment No. 1, updated as of October 9, 1998, to the
                      Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor,
                      Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.

             10.93 Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease
                      Agreement between Scrubgrass Generating Company, L.P., a
                      Delaware limited partnership, as Lessor, and Buzzard Power
                      Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.

             10.94    Lease between Adams Realty Trust and Environmental Power
                      Corporation, dated January 26, 1999.



             10.95    Settlement Agreement and Release between GEC Alsthom
                      International, Inc. and Buzzard Power Corporation dated May
                      28, 1998.

             10.96    Purchase and Sale Agreements, dated as of December 16, 1998,
                      January 4, 1999 and January 8, 1999, between PG&E Energy
                      Trading  Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget
                      Allowances

             10.97    Environmental Power Corporation Medical Expense Reimbursement
                      Plan effective as of September 1, 1998 and dated as of
                      December 18, 1998

             10.98    Environmental Power Corporation Defined Benefit Pension Plan
                      effective as of January 1, 1998 and dated as of December 23,
                      1998

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

          J             Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1997.

  (b)  Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                  ENVIRONMENTAL POWER CORPORATION

      March 29, 1999    By /s/ Joseph E. Cresci
                           -----------------------------
                           Joseph E. Cresci, Chairman
                           and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature                              Title                Date

  /s/ Joseph E. Cresci        Chairman, Chief          March 29, 1999
----------------------------  Executive Officer,
     Joseph E. Cresci         & Director (Principal
                              Executive Officer)


  /s/ Donald A. Livingston    President & Chief        March 29, 1999
----------------------------  Operating Officer
    Donald A. Livingston


   /s/  William D. Linehan    Treasurer, Chief         March 29, 1999
----------------------------  Financial Officer
     William D. Linehan       & Secretary (Principal
                              Financial Officer)


 /s/ Peter J. Blampied        Director                 March 29, 1999
----------------------------
     Peter J. Blampied

/s/ Edward E. Koehler         Director                 March 29, 1999
----------------------------
    Edward E. Koehler

/s/ Robert I. Weisberg        Director                 March 29, 1999
----------------------------
    Robert I. Weisberg

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
  Environmental Power Corporation


We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Boston, Massachusetts
March 19, 1999

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                December 31               December 31
                                                                                    1998                      1997
                                                                             -----------------         -----------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                               $        362,416          $     12,092,273
    Restricted cash                                                                    797,922                   486,659
    Receivable from utility                                                          6,598,864                 6,538,645
    Notes receivable                                                                    42,376                    39,128
    Other current assets                                                               821,462                   881,938
                                                                              -----------------         -----------------
                      TOTAL CURRENT ASSETS                                           8,623,040                20,038,643

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                    94,755                   129,936

DEFERRED INCOME TAX ASSET                                                            1,826,561                   817,755

LEASE RIGHTS, NET                                                                    2,608,515                 2,757,519

RECEIVABLE FROM SALE OF AFFILIATE                                                          ---                   570,998

NOTES  RECEIVABLE                                                                        3,686                 2,983,562

ACCRUED POWER GENERATION REVENUES                                                   41,386,500                33,362,389

OTHER ASSETS                                                                           619,693                   701,437
                                                                              -----------------         -----------------

                     TOTAL ASSETS                                             $     55,162,750          $     61,362,239
                                                                              =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $      5,873,689          $      6,325,062
    Dividends payable on common stock                                                      ---                10,266,105
    Other current liabilities                                                        3,939,664                 2,911,666
                                                                              -----------------         -----------------
                    TOTAL CURRENT LIABILITIES                                        9,813,353                19,502,833

DEFERRED GAIN, NET                                                                   5,397,187                 5,705,598

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                             2,866,584                 4,673,727

ACCRUED  LEASE  EXPENSES                                                            41,386,500                33,362,389

MAINTENANCE RESERVE                                                                  2,258,049                 1,995,818
                                                                              -----------------         -----------------
                   TOTAL LIABILITIES                                                61,721,673                65,240,365

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at December 31, 1998 and December 31, 1997, respectively)                 --                        --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at December 31, 1998 and December 31, 1997, respectively)                  100                       100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at December 31, 1998 and
         December 31, 1997, respectively; 11,406,783 shares outstanding
         at December 31, 1998 and December 31, 1997, respectively)                     125,254                   125,254
    Accumulated deficit                                                             (5,418,275)               (2,737,478)
                                                                              -----------------         -----------------
                                                                                    (5,292,921)               (2,612,124)

    Treasury stock (1,118,640 common shares, at cost, as of
         December 31, 1998 and December 31, 1997, respectively)                       (456,271)                 (456,271)
    Notes receivable from officers and board members                                  (809,731)                 (809,731)
                                                                              -----------------         -----------------
                    TOTAL SHAREHOLDERS' DEFICIT                                     (6,558,923)               (3,878,126)
                                                                              -----------------         -----------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $     55,162,750          $     61,362,239
                                                                              =================         =================

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31

                                                                1998                   1997                    1996
                                                        -------------------    -------------------     -------------------
POWER GENERATION REVENUES                               $       45,721,473     $       43,763,223      $       47,853,639

COSTS AND EXPENSES:
     Operating expenses                                         19,215,459             17,755,882              18,190,037
     Lease expenses                                             22,971,201             24,488,005              24,792,248
     General and administrative expenses                         2,196,929              1,995,491               3,061,931
     Reversal of provision for nonrecovery of
              project development costs                                ---               (940,144)                    ---
     Depreciation and amortization                                 285,471                257,677                 205,341
                                                        -------------------    -------------------     -------------------
                                                                44,669,060             43,556,911              46,249,557
                                                        -------------------    -------------------     -------------------

OPERATING INCOME                                                 1,052,413                206,312               1,604,082

OTHER INCOME (EXPENSE):
     Interest income                                               156,546                581,336                 498,975
     Interest expense                                             (460,812)              (424,395)               (336,449)
     Amortization of deferred gain                                 308,410                308,410                 308,411
     Write-off of receivables in litigation                     (3,508,498)                   ---                     ---
     Gain on sale of project                                           ---              7,423,467                     ---
     Warranty income                                                   ---                    ---                 900,000
     Other income                                                    7,810                622,417                 484,295
                                                        -------------------    -------------------     -------------------
                                                                (3,496,544)             8,511,235               1,855,232
                                                        -------------------    -------------------     -------------------

INCOME (LOSS) BEFORE INCOME TAXES                               (2,444,131)             8,717,547               3,459,314

INCOME TAX (EXPENSE) BENEFIT                                       794,945             (4,103,684)             (1,894,035)
                                                        -------------------    -------------------     -------------------

NET INCOME (LOSS)                                       $       (1,649,186)    $        4,613,863      $        1,565,279
                                                        ===================    ===================     ===================

BASIC AND DILUTED EARNINGS (LOSS)
           PER COMMON SHARE                             $            (0.14)    $             0.41      $             0.14
                                                        ===================    ===================     ===================

DIVIDENDS PAID OR PAYABLE:
     Common shares                                      $        1,026,611     $       11,265,865      $        1,549,250
     Preferred shares                                                5,000                 30,178                  25,178
                                                        -------------------    -------------------     -------------------
                                                        $        1,031,611     $       11,296,043      $        1,574,428
                                                        ===================    ===================     ===================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                                      $            0.090     $            0.990      $            0.140
                                                        ===================    ===================     ===================

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                      Preferred        Common
                                                        Stock           Stock        Additional
                                                       (No Par        ($.01 Par       Paid-in        Unearned
                                                         Value)          Value)       Capital      Compensation
                                                     -------------  --------------  -------------  --------------
BALANCE AT JANUARY 1, 1996                           $        100   $     121,454   $ 12,592,808   $     (66,941)

      Net income
      Exercise of stock options                                               500         13,937
      Purchase of common shares
      Dividends paid                                                                  (1,549,250)
      Amortization of unearned compensation                                                               66,941

                                                     -------------  --------------  -------------  --------------
BALANCE AT DECEMBER 31, 1996                                  100         121,954     11,057,495               0

      Net income
      Exercise of stock options                                             3,300        169,513
      Dividends paid                                                                 (11,227,008)

                                                     -------------  --------------  -------------  --------------
BALANCE AT DECEMBER 31, 1997                                  100         125,254              0               0

      Net loss
      Dividends paid
                                                     -------------  --------------  -------------  --------------

BALANCE AT DECEMBER 31, 1998                         $        100   $     125,254   $          0   $           0
                                                     =============  ==============  =============  ==============

                                                                                       Notes
                                                                                     Receivable        Total
                                                                                    from Officers  Stockholders'
                                                     Accumulated      Treasury       and Board       (Deficit)
                                                       Deficit          Stock         Members         Equity
                                                     -------------  --------------  -------------  --------------

BALANCE AT JANUARY 1, 1996                           $ (8,847,585)  $    (168,395)  $   (834,032)  $   2,797,409

      Net income                                        1,565,279                                      1,565,279
      Exercise of stock options                                                                           14,437
      Purchase of common shares                                          (287,876)        72,876        (215,000)
      Dividends paid                                                                                  (1,549,250)
      Amortization of unearned compensation                                                               66,941

                                                     -------------  --------------  -------------  --------------
BALANCE AT DECEMBER 31, 1996                           (7,282,306)       (456,271)      (761,156)      2,679,816

      Net income                                        4,613,863                                      4,613,863
      Exercise of stock options                                                          (48,575)        124,238
      Dividends paid                                      (69,035)                                   (11,296,043)

                                                     -------------  --------------  -------------  --------------
BALANCE AT DECEMBER 31, 1997                           (2,737,478)       (456,271)      (809,731)     (3,878,126)

      Net loss                                         (1,649,186)                                    (1,649,186)
      Dividends paid                                   (1,031,611)                                    (1,031,611)

                                                     -------------  --------------  -------------  --------------
BALANCE AT DECEMBER 31, 1998                         $ (5,418,275)  $    (456,271)  $   (809,731)  $  (6,558,923)
                                                     =============  ==============  =============  ==============

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
                                                                         1998                  1997                1996
                                                                  ----------------      ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                             $    (1,649,186)      $     4,613,863     $      1,565,279
    Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                   285,471               257,677              205,341
          Gain on sale of project                                             ---            (7,423,467)                 ---
          Deferred income taxes                                        (1,008,806)            3,014,660            1,703,124
          Amortization of deferred gain                                  (308,411)             (308,410)            (308,411)
          Write-off of receivables in litigation                        3,508,498                   ---                  ---
          Reversal of provision for nonrecovery of project
              development costs                                               ---              (940,144)                 ---
          Amortization of unearned compensation                               ---                   ---               66,941
          Accrued power generation revenues                            (8,024,111)           (8,905,911)          (9,294,789)
          Accrued lease expenses                                        8,024,111             8,905,911            9,294,789
          Other (income) expense                                              ---              (622,417)             100,000
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility             (60,219)             (645,766)             643,627
               Decrease (increase) in other current assets                 60,476                29,535              (37,645)
               Increase in receivable from sale of affiliate                  ---               (73,236)             (86,606)
               (Increase) decrease in other assets                        (14,346)             (192,873)              45,869
               (Decrease) increase in accounts payable and
                   accrued expenses                                      (451,373)              614,469              (54,385)
               Decrease in deferred revenue                                   ---                   ---           (3,064,965)
               Decrease in other current liabilities                          ---                   ---             (300,000)
               Increase in long-term liabilities                           11,400                11,559               11,589
               Increase in maintenance reserve                            262,231               461,989              834,400
                                                                  ----------------      ----------------    -----------------
                     Net cash provided by (used in)
                        operating activities                              635,735            (1,202,561)           1,324,158
                                                                  ----------------      ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                       39,128                36,129              482,681
    (Increase) decrease in restricted cash                               (311,263)              158,238             (614,561)
    Proceeds from sale of project                                             ---            15,000,001                  ---
    Property, plant and equipment expenditures                             (5,196)           (2,987,881)            (257,059)
                                                                  ----------------      ----------------    -----------------
                   Net cash (used in) provided by
                      investing activities                               (277,331)           12,206,487             (388,939)
                                                                  ----------------      ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                 (11,297,716)           (1,029,938)          (1,549,250)
    Net borrowings (repayments) under working capital loan                 77,998              (384,477)           1,068,000
    Borrowings under long-term credit facility                                ---             3,000,000                  ---
    Repayment of secured promissory notes payable and
         other borrowings                                                (868,543)           (1,800,000)            (139,517)
    Proceeds from the issuance of common stock                                ---               124,238               14,437
    Purchase of treasury stock                                                ---                   ---             (287,876)
    Proceeds from the collection of notes receivable from officers            ---                   ---               72,876
    Proceeds from other borrowings                                            ---                   ---               52,813
                                                                  ----------------      ----------------    -----------------
                  Net cash used in financing activities               (12,088,261)              (90,177)            (768,517)
                                                                  ----------------      ----------------    -----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (11,729,857)           10,913,749              166,702

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         12,092,273             1,178,524            1,011,822
                                                                  ----------------      ----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       362,416       $    12,092,273     $      1,178,524
                                                                  ================      ================    =================

See Notes to Consolidated Financial Statements.

NOTE A--BUSINESS AND ORGANIZATION

  Environmental Power Corporation (individually "EPC" or consolidated "the Company") owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Until December 31, 1994 the Company had varying ownership interests (100% to approximately 40%) in, and oversaw the operation of, an approximately 51 Mw (net) waste coal-fired electric generating facility located in Utah. Both facilities sell power under long-term contracts to specified utility companies whose contracts have been approved by the respective Public Utility Commission. In the case of these two projects, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of their waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of their output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects. Until December 5, 1997, the Company had one additional project (the "Milesburg Project") which had been in the development stage since 1987 and involved in significant contract litigation since the early stages of its development activities. On August 26, 1997, the Company entered into a Buy-Out Agreement with the utility company which had contracted to purchase electricity from the Milesburg Project. On December 5, 1997, pursuant to the Buy-Out Agreement, the Company sold substantially all of the assets of the Milesburg project to this utility company and the ongoing litigation was terminated. The Company's projects are discussed in more detail in the following sections.

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

     On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly-owned subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly-owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. The Scrubgrass Project is managed by U.S. Generating Company ("U.S. Gen"), a wholly-owned indirect subsidiary of U.S. Generating Company, LLC ("USGenLLC"), which in turn is a wholly-owned indirect subsidiary of PG&E Corporation.

     Electric output is being sold to Pennsylvania Electric Company ("PENELEC") pursuant to a 25-year agreement, which commenced in 1993, at fixed rates initially averaging approximately 4.68 cents/Kwh and escalating at 5% per year for the calendar years' 1994-1999. Commencing in the year 2000 and through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the lease renewal term option is exercised, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less 1%. On June 8, 1993, the Facility reached commercial operation. Since October 1995, the Company has been involved in a legal proceeding with PENELEC whereby, among other complaints, the Company alleges that PENELEC has failed to pay the Lessor and Buzzard contract rates for power in excess of 80 MW produced by the
Scrubgrass facility.   The Company is presently
involved in discussions with PENELEC to settle this litigation which, if settled, could significantly improve the Company's results of operations and financial position. See Note P for a further discussion of this litigation.

     The Facility is being operated by U.S. Operating Services Company (the "Operator"), a wholly-owned indirect subsidiary of USGenLLC, pursuant to a 15-year Operations and Maintenance Agreement (the "O & M"). The Operator prepares a budget for all operational expenses, including a fixed management fee and certain targeted output performance levels, which is approved annually. The Operator's failure to achieve approved annual budgets can result in operator liability not to exceed its management fees and/or termination of the O & M.

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

  Revenues earned by the Scrubgrass Project are deposited into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which include the Lessor's debt as described below), certain maintenance reserve payments (See Note B) and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, consisting of all of the Lessor's debt service and related fees and expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from project operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

     On December 22, 1995, the Lessor restructured certain of the Scrubgrass Project's debt, the primary effect of which was to extend the term of its demand debt through 2004 and extend a portion of its junior subordinated debt through 1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000 which was paid in January 1996, and a variable note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced Buzzard's note payable. Since the Lessor's debt restructuring, Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation resulting from this restructuring which are described in the following table:

                                             Balance at         Balance at                                    Matures
Description of the Obligation                  12/31/98          12/31/97          Interest Rate              Through
-----------------------------------------------------------------------------------------------------------------------
Lessor's term debt obligations:
     Variable rate tax exempt bonds        $135,600,000      $135,600,000    Quoted Bond Rates                 2012
     Variable rate term loan                 16,623,087        18,621,663    Fixed swap rate of 6.4225%        2005
     Variable rate term loan                 10,575,218        10,732,189    LIBOR rate plus 1.250%            2004
     Junior subordinated debt                   318,796           556,630    Fixed rate of 8%                  1999

Buzzard's term debt obligation:
     Variable rate term loan                  1,249,268         1,267,811    LIBOR rate plus 1.250%            2004

  On December 22, 1995, the Lessor entered into interest rate swaps which had the effect of fixing the interest rate on the variable rate tax exempt bonds until May 18, 1996 at approximately 3.72% and fixing the interest rate over the life of its variable rate term loan which matures in 2005 at 6.4225%. After May 18, 1996, the Lessor's tax-exempt bonds incurred interest at floating rates ranging from 2.95% to 4%. The remainder of the term debt obligations incur interest at either fixed rates or variable rates which are based on the London Interbank Offering Rate (See Notes H and I).

  In March 1996, the Company received proceeds of $900,000 from Bechtel Power Corporation in final settlement of certain warranty and start-up matters which is included in other income in the accompanying 1996 Consolidated Statement of Operations.

   During the fourth quarter of 1996, after learning about a generator failure at an electric generating facility with an identical generator to the Scrubgrass facility, the manufacturer asked the Company to perform certain tests to determine the Scrubgrass generator's condition. Based on the results of these tests, which became available during the first quarter of 1997, the Company believed that the Scrubgrass facility's generator exhibited certain conditions which indicated that a similar failure might occur at some time in the future. As a result, the Scrubgrass facility was shutdown for a period of six days in February 1997 to consider matters pertaining to the generator. In light of the results of these generator tests, the generator manufacturer recommended that the Company perform a complete rewind on the Scrubgrass facility's generator during its 1997 annual plant outage which began in April, and which caused the Scrubgrass plant to be inoperative for a period of 37 days during the second quarter of 1997. Originally, without knowledge of the necessary generator repair, the Company had planned that the Scrubgrass plant would be inoperative in 1997 for a total of only 18 days to perform normal maintenance during
scheduled spring and fall outages.   As such, because the Scrubgrass plant was
inoperative for a total of 43 days as a result of the maintenance outages, the Scrubgrass facility was inoperative for 25 days longer in 1997 than the Company's original plans. At an average of $80,000 of net revenues per day, this accounted for an approximate reduction in 1997 power generation revenues, net of estimated variable fuel expenses not incurred, of approximately $2 million by comparison to previous expectations. As a result of the extended plant outage, the Company incurred $660,000 to have the manufacturer repair the generator, incurred approximately $700,000 in additional maintenance expenses which were not originally scheduled during this outage and incurred approximately $300,000 in related costs such as legal fees, management costs, bank fees, etc. As such, the Company believes that the financial impact of this outage aggregated approximately $3.7 million. During 1997, the Company's Consolidated Statement of Operations reflects the effect of the lost net revenues of approximately $2,000,000, the additional maintenance expenses of approximately $700,000 and the related expenses of approximately $300,000 pertaining to the generator matter. During 1996, the Company had recorded the present value of the future installments to finance the generator rewind, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to $564,000, and was recognizing the $96,000 remaining balance as an interest cost over the term of the financing agreement.

   The Scrubgrass extended outage also created a significant cash flow deficiency because of the loss of revenues plus associated costs and expenses. The Company addressed this cash deficiency by securing debt financing, negotiating agreements with the generator manufacturer and utilizing available maintenance cash reserves which are each discussed as follows:

  Term Credit Facility:    In June 1997, the Lessor entered into a three year
  ---------------------
  credit facility with the lenders of the Scrubgrass Project to provide up to $3
  million to fund general debt service expenses.   The maximum allowable
  borrowings under this credit facility were $3,000,000 through July 1, 1998. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 at which time the credit facility will be payable in full. As of December 31, 1998 and 1997, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $2,150,000 and $3,000,000, respectively.

  Agreements with Generator Manufacturer:  Prior to the 1997 outage, the Company
  ---------------------------------------
  negotiated extended financing terms with GEC Alsthom ("GEC"), the manufacturer of the Scrubgrass generator, which allowed the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. On April 15, 1998, the Company reached an agreement with GEC which modified the terms of its original financing contract. Under the terms of the original contract, the Company had yet to pay five installments of $110,000 and had also agreed to pay an additional $75,000 bonus to GEC for completing its work ahead of a pre-established schedule. Furthermore, the Company had engaged GEC to perform certain maintenance procedures to the generator during the 1998 scheduled outage at the Scrubgrass plant. Under the terms of the revised agreement with GEC, as payment in full for GEC's work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company agreed to pay GEC a total of $450,000 over a four year period. The revised agreement provides that $50,000 was payable upon the completion of their work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 1998, the Company has recorded in its Consolidated Balance Sheet the next installment of $100,000 in its accounts payable and accrued expenses and the present value of the remaining three installments, discounted at the Scrubgrass Project's incremental borrowing rate (6.75%), which amounted to approximately $257,000, in its maintenance reserve. The $43,000 balance of the $300,000 revised generator rewind cost is being recognized as interest expense over the remaining three year term of the financing contract with GEC. As of December 31, 1997, the Company had recorded on its Consolidated Balance Sheet in accounts payable and accrued expenses for $185,000 and in maintenance reserves for $364,000, the present value of the remaining obligations under the previous agreement. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to approximately $169,000. The Company also recognized interest expense of approximately $27,000 and $20,000 during 1998 and 1997, respectively under the agreements with GEC.

  Utilization of Maintenance Reserves:  The Company was able to utilize its
  ------------------------------------
  restricted cash reserves to finance most of its additional maintenance expenditures incurred during the 1997 outage since substantially all of such expenditures were deemed to be major overhauls. Under the terms of its project agreements, the Company will be able to replenish these restricted funds over a seven year period beginning in 1998.

  Sunnyside

     The Sunnyside Project is an approximately 51 Mw (net) waste coal-fired facility at a site located adjacent to the Sunnyside Coal Mine in Carbon County, Utah which was constructed by Parsons Main, Inc., ("PMI"). The facility reached commercial operation on November 19, 1993. The Sunnyside Project is owned by Sunnyside Cogeneration Associates ("SCA"), a joint venture in which the Company owned varying majority interests from 100% to approximately 70% until September 28, 1994 and thereafter an approximate 40% interest until December 31, 1994 at which time the Company sold its remaining interest in SCA to B&W Sunnyside, Inc. and NRG Sunnyside, Inc. (collectively, "the Purchasers").

     In connection with the sale, the Company received total consideration of $6,042,294 which included cash of $2,792,294 received on January 5, 1995 and promissory notes aggregating $3,250,000, bearing interest at 10% per annum, received on December 31, 1994. In addition, after audits were performed to verify certain financial information for SCA, the Purchasers were required to pay a purchase price closing adjustment of $1,061,107 in 1995. Under the terms of the promissory notes, interest is payable quarterly to the Company and aggregate principal payments of $312,500, $1,187,500 and $1,750,000 were due on September 30, 1995, December 31, 1996 and December 31, 1997, respectively. To date, the Purchasers have made principal payments aggregating $312,500 and quarterly interest payments through March 31, 1996 pursuant to the promissory notes. The Purchasers have also made aggregate payments of $708,000 toward the purchase price closing adjustment. However, as more fully described in Note P, the Purchasers commenced a legal proceeding with the Company on May 3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 1998, in addition to the balance of the purchase price closing adjustment, the purchasers have principal and interest payments in arrears under the promissory notes of $2,937,500 and $808,818, respectively (collectively the "Purchasers' Obligations"). The Company also retained certain inchoate rights, including potential refundable sales taxes and certain legal settlements arising out of activities prior to the date of the sale. The retained rights were fully satisfied after the Company received sales tax refunds aggregating $1.1 million and $42,078 in 1995 and 1996, respectively, and a litigation settlement of $540,000 during 1996. The sales tax refunds aggregating $42,078 and litigation settlement of $540,000 are included in other income in the accompanying 1996 Consolidated Statement of Operations.

     As discussed further in Note P, the litigation with the Purchasers includes claims for alleged breaches by the Company of the agreement to sell its interest in SCA to the Purchasers. The alleged breaches of contract are numerous and the litigation continues in discovery where it has been for almost three years. In November 1998, the Company presented to the Seventh District Court for Carbon County, State of Utah (the "Court") a motion for Partial Summary Judgment concerning one of the numerous claims by the Purchasers. To date, the Court has not ruled on this matter. If successful in this motion and considering the possibility of further similar motions, the Company hopes over time to eliminate or limit the matters that might be presented in a jury trial or discourage the Purchasers from continuing the litigation if the anticipated costs exceed the benefits from litigating the remaining matters. After this initial Court appearance, the Company continues to feel optimistic about the strength of its position in the litigation. However, the Company perceives that the Purchasers are unlikely to settle these matters unless required through Court proceedings, there currently being little economic incentive for them to do so. Accordingly, in view of the length and inherent risk of the litigation process and a jury trial, the Company at this time cannot predict how long it will take to enforce its rights and collect the Purchasers' Obligations. The Purchasers' Obligations have been in arrears for almost three years now and are expected to remain in arrears for the foreseeable future. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, the Company is required to recognize impairment losses on loans whenever changes in circumstances indicate that the carrying amounts of the loans exceed their fair market values. In the case of the Purchasers' Obligations, because there are no quoted market values, the best indication of fair market value is the present value of the expected future cash flows from the Purchasers' Obligations. Given the uncertainty surrounding the timing of collecting the Purchasers' Obligations, the Company cannot reasonably estimate a fair market value for such obligations. As such, the Company opted to take a conservative position and write-off the Purchasers' Obligations in its 1998 Consolidated Financial Statements. The write-off was reported as a charge to other expense for $3,508,498 in the accompanying 1998 Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Notwithstanding, the Company maintains its entitlement to the Purchasers' Obligations and continues to vigorously pursue such amounts, as well as punitive damages for abuse of the litigation process, in the Court. Should the Company prevail in the litigation in a future period and collect the Purchasers' Obligations, or a portion thereof, and/or punitive damages, the Company would report such collections as other income in the period received. See Note B for the Company's accounting policies for reporting income on the Purchasers' Obligations.

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

  In 1987, MEI executed a 30 year power purchase agreement with West Penn Power Company ("West Penn") for the sale of all of the facility's electrical output with a fixed capacity rate component and an additional fluctuating rate component which is derived from West Penn's avoided energy cost. The power purchase agreement was approved by the Public Utilities Commission of the State of Pennsylvania ("PUC"), and was subsequently appealed to the Commonwealth Court of Pennsylvania by certain industrial intervenors. During the lengthy appeals process, which extended beyond certain contract milestone dates in the power purchase agreement, West Penn requested that its original petition to approve the power purchase agreement be dismissed by the PUC since the power purchase agreement had expired by its own terms. In September 1989, in response to MEI's efforts to preserve its contractual rights, the PUC, by court order, ordered
West Penn to execute a new power purchase agreement with MEI.   The new power
purchase agreement was to include extended contract milestone dates and rates which would be recalculated due to the later start-up date for this project necessitated by the delays caused by the appeal. This order had been appealed by the same industrial intervenors and West Penn through various courts, including the United States Supreme Court, and upheld in every case in favor of MEI. In August 1995, the PUC issued a tentative order for final contract rates. The order had been temporarily stayed by mutual agreement of MEI and West Penn pending discussions pertaining to a buy-out of the power purchase agreement which began in October 1995.

     Despite ongoing efforts to reach a buy-out arrangement with West Penn, the Company had continued to invest its financial resources during 1996 and 1997 to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms could not be reached with West Penn. In July 1996, in furtherance of those objectives, the Company entered into a joint development agreement with U.S. Gen to increase the financial and technical resources available to pursue development activities and continue ongoing discussions with West Penn concerning a buy-out of the power purchase contract. During 1996 and 1997, the Company's development efforts for the Milesburg Project increased considerably and the Company, along with its development partner, was able to establish a significant value for the Milesburg Project as a result of successful development efforts.

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

Proceeds from the disposal of Milesburg project assets                                        $15,000,001
Project costs:
     Development costs                                                                          6,170,788
     Fee paid to development partner                                                            1,405,746
                                                                                      -------------------
                     Total project costs                                                        7,576,534
                                                                                      -------------------

                     Gain on sale of project                                                  $ 7,423,467

Adjustments to arrive at net proceeds before taxes from the disposal of Milesburg project assets:
          Development cost reimbursements to the Company for
                obligations which had already been paid                                         2,585,469
          Development costs released from liabilities                                             622,417
          Interest income from West Penn                                                          328,767
                                                                                      -------------------

Net proceeds before taxes from the disposal of Milesburg project assets                       $10,960,120
                                                                                      ===================

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

     On December 31, 1997, because MEI did not expect to carry on further business activities after the sale of the Milesburg Project, EPC adopted a Plan of Liquidation to dissolve MEI. Under the Plan of Liquidation, MEI ceased to carry on business activities except to the extent necessary to liquidate its assets, pay its liabilities and distribute its assets remaining after the
payment of its liabilities to EPC.    During 1998, MEI's assets remaining after
the payment of its liabilities were distributed to EPC.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The Consolidated Financial Statements include the accounts of Environmental Power Corporation and its wholly-owned or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. In 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings in the amount of $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor in a non-cash investing and financing activity. The Company also settled a contingent obligation for the Milesburg project which resulted in a non-cash financing and investing activity reducing secured promissory notes payable and property plant and equipment by $3,500,000 during 1997 (see Note A). There were no non-cash financing and investing activities in 1998 and 1996.

  Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, notes receivable and receivable from utility. The Company's cash equivalents represent certificates of deposit which are issued from reputable financial institutions and which are substantially backed by U.S. Treasury or U.S. Agency securities with maturities of not more than five years. Notes receivable represent amounts due from the acquirers of the Company's interest in the Sunnyside Project. The Company believes these acquirers are credit worthy entities which have the ability to pay the scheduled note obligations (See Note P regarding the Company's legal proceeding with the acquirers of the Sunnyside Project). Receivable from utility represents amounts due from the Company's sole customer PENELEC, a public utility with a credit rating of A by Standard & Poors, pursuant to the terms of the 25 year power purchase agreement.

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

  Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes significant renewals and betterments that increase the useful lives of assets while repairs and maintenance are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. The Company depreciates its property plant and equipment using straight-line and accelerated methods over the estimated useful lives of the assets. The Company records depreciation for office equipment and furniture using the straight-line method over five years and for machinery and equipment modifications using the double declining balance method over seven years. The Company previously capitalized facility under development costs in its property plant and equipment which represented acquisition costs and development costs for the Milesburg project. The development costs included expenditures for professional services, salaries, other direct costs and certain allocated indirect costs related to the Milesburg project. During 1997, the Company expensed its facility under development costs when it sold the assets of the Milesburg project (See Note A). The Company periodically reviews its property plant and equipment and other long-term assets for impairment and recognizes impairment losses in situations where the Company estimates that it will not recover the carrying value of these assets.

  Receivable from Sale of Affiliate: Receivable from sale of affiliate represents the recognized portion of interest income and the purchase price closing adjustment which remain uncollected from the Purchasers of SCA. Beginning in April 1997, in order to present its financial statements conservatively, the Company stopped recognizing interest income on the Purchasers' notes receivable until the litigation with the Purchasers is resolved (See Note P). Furthermore, as discussed in Note A, the Company wrote off the Purchasers' notes receivable and the remaining balance of the receivable from sale of affiliate during 1998 to present its financial statements conservatively. As of December 31, 1998 and 1997, the Company had aggregate uncollected balances for interest and the purchase price closing adjustment due from the Purchasers of $1,161,925 and $868,175, respectively. The recognized portion of such amounts which remained on the Company's Consolidated Balance Sheets as of December 31, 1998 and 1997 was $-0- and $570,998, respectively. During 1998, 1997 and 1996, the Company was entitled to interest income from the Purchasers of $293,750, $293,750 and $293,750, respectively. However, in light of the Company's interest income reporting policy, the Company recorded interest income from the Purchasers of $0, $73,236 and $293,750 during 1998, 1997 and 1996, respectively.

  Deferred Financing Costs: In 1997 and 1995, the Company incurred deferred financing costs of $139,925 and $300,000, respectively in connection with restructuring certain debt related to the Scrubgrass Project. Deferred financing costs are being amortized over the respective lives of the related debt which range from three to nine years (See Note E). Accumulated amortization related to deferred financing costs was $206,579 and $110,489 at December 31, 1998 and 1997, respectively.

  Lease Rights: Lease rights are recorded at cost and are being amortized over the 22 year lease term related to the Scrubgrass facility. Accumulated amortization related to the lease rights was $670,545 and $521,541 at December 31, 1998 and 1997, respectively.

  Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with generally accepted accounting principles, revenue has been recorded on the straight-line basis over the 22 year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the Consolidated Financial Statements. Accrued power generation revenue was $41,386,500 and $33,362,389 at December 31, 1998 and 1997, respectively, and represents that portion of revenue earned that has not yet been received.

     As discussed in Note A, the Company has entered into a long term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with generally accepted accounting principles, the scheduled lease expense has been recorded on the straight-line basis over the 22 year lease term.

Accrued lease expense was $41,386,500 and $33,362,389 at December 31, 1998 and 1997, respectively, and represents that portion of lease expense that has not yet been paid.

  Deferred Gain: The sale of the Scrubgrass Project by the Company on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the Scrubgrass Project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the Scrubgrass Project. In December 1993, the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass Project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass Project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain at December 31, 1998 and 1997 was $1,387,848 and $1,079,437, respectively.

  Deferred Revenue: Deferred revenue represents amounts received for power generation from the Scrubgrass Project at rates in excess of forecasted rates as set forth in the power sales agreement which are being deferred until earned.
As of January 1, 1996, the Company had deferred revenue of $3,064,965 which was all earned during 1996. There was no deferred revenue as of December 31, 1998 and December 31, 1997.

  Maintenance Reserve: The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to restricted cash accounts.

  Income Taxes: The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes". This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

  Earnings (Loss) Per Common Share: In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share", which established new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. The EPS data for all prior periods has been restated in accordance with the provisions of SFAS No. 128. The adoption of this statement did not have a material impact on the Consolidated Financial Statements presented herein. The Company computes basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings (loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996.

                                                                Income                    Shares                Per Share
                                                              (Numerator)              (Denominator)             Amounts
                                                          ------------------      --------------------      ---------------
Year Ended December 31, 1998:
-----------------------------
Loss available to shareholders                                   $(1,649,186)               11,406,783                $(.14)
Effect of dividends to preferred stockholders                         (5,000)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                 (1,654,186)               11,406,783                 (.14)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $(1,654,186)               11,406,783                $(.14)
                                                          ==================      ====================      ===============

Year Ended December 31, 1997:
-----------------------------
Income available to shareholders                                 $ 4,613,863                11,120,893                $ .41
Effect of dividends to preferred stockholders                        (30,178)
                                                          ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                4,583,685                11,120,893                  .41
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                138,972
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders            $ 4,583,685                11,259,865                $ .41
                                                          ==================      ====================      ===============

Year Ended December 31, 1996:
-----------------------------
Income available to shareholders                                 $ 1,565,279                11,159,966                $ .14
Effect of dividends to preferred stockholders                        (25,178)
                                                          ------------------      --------------------      ---------------
Basic EPS  income available to common shareholders                 1,540,101                11,159,966                  .14
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                126,320
                                                          ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders            $ 1,540,101                11,286,286                $ .14
                                                          ==================      ====================      ===============

  As of December 31, 1998, there were outstanding options to purchase 20,000 shares of the Company's common stock which were not included in the computation of diluted EPS because the Company had a loss in 1998. The options expire in 2008.

     Stock Options: Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for its stock option transactions under the principles of Accounting Principles Board Opinion No. 25 and has disclosed in Note L of its Consolidated Financial Statements the pro forma net income and per share amounts as if the Company had applied the provisions of SFAS No. 123.

  Segment Information: Effective January 1, 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which modified current segment reporting requirements and established, for public companies, criteria for reporting disclosures about their products and services, geographic areas and major customers in annual and interim financial statements. Under the guidelines established by SFAS No. 131, the Company operates only in one business segment which pertains to the development and operation of independent power facilities.

     New Accounting Standards: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge to the exposure to variable cash flows of a forecasted transaction. The Lessor of the Scrubgrass Project has entered into certain interest rate swaps with financial institutions that may meet the definition of derivative instruments under SFAS No. 133. The Company will be required to adopt SFAS No. 133 by January 1, 2000 and is presently assessing whether the adoption of SFAS No. 133 will have any impact on its Consolidated Financial Statements.

  Reclassifications: The Company made certain reclassifications to its 1997 and 1996 consolidated financial statements to conform to the presentation of the 1998 consolidated financial statements.

NOTE C -- OTHER CURRENT ASSETS

Other current assets consists of the following as of December 31, 1998 and 1997:

                                                                              1998                       1997
                                                                    ----------------------     ----------------------
Interest receivable                                                               $    307                   $ 42,482
Fuel inventory                                                                     711,727                    730,060
Prepaid expenses                                                                   102,261                    101,605
Deposits                                                                             1,300                      1,675
Other                                                                                5,867                      6,116
                                                                    ----------------------     ----------------------
                                                                                  $821,462                   $881,938
                                                                    ======================     ======================

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 1998 and 1997:

                                                                              1998                        1997
                                                                    ----------------------      ----------------------
Power generating facilities:
     Machinery and equipment modifications - Scrubgrass                          $ 125,000                    $125,000
     Less: Accumulated depreciation                                                (48,475)                    (17,863)
                                                                    ----------------------     ----------------------
                                                                                    76,525                     107,137
                                                                    ----------------------      ----------------------
Office:
     Equipment and furniture                                                       122,599                     117,403
     Less: Accumulated depreciation                                               (104,369)                    (94,604)
                                                                    ----------------------     ----------------------
                                                                                    18,230                      22,799
                                                                    ----------------------      ----------------------

                                                                                 $  94,755                    $129,936
                                                                    ======================      ======================

     On December 5, 1997, the Company disposed of its investment in the Milesburg project prior to the construction phase of its development activities. Prior to the asset disposition, the Company capitalized its Milesburg project development costs in its property, plant and equipment. See Note A for a further discussion of the Milesburg project.

     During 1997 and 1996, the Company capitalized salary costs and indirect costs aggregating $327,583 and $48,983, respectfully, for Milesburg project development activities. The indirect costs were allocated to the project development activities based on overhead rates applied to direct salary costs incurred for such activities.

NOTE E -- OTHER ASSETS

Other assets consists of the following as of December 31, 1998 and 1997:

                                                                              1998                       1997
                                                                    ----------------------     ----------------------
Scrubgrass Project receivables                                                    $268,125                   $258,648
Deferred financing costs - Note B                                                  233,346                    329,436
Note receivable and accrued interest due from officer                              118,222                    113,353
                                                                    ----------------------     ----------------------
                                                                                  $619,693                   $701,437
                                                                    ======================     ======================

Scrubgrass Project receivables are deposits in connection with fuel reserves under long term leases (See Note M).

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                              1998                       1997
                                                                    ----------------------     ----------------------
Accounts payable                                                                $3,011,216                 $2,647,807
Accrued expenses                                                                 2,705,791                  2,556,616
Corporate taxes payable                                                            156,682                  1,120,639
                                                                    ----------------------     ----------------------
                                                                                $5,873,689                 $6,325,062
                                                                    ======================     ======================

     Accounts payable at December 31, 1998 and 1997 includes $2,765,184 and $2,424,236, respectively which are related to Scrubgrass Project operations.

     Accrued expenses at December 31, 1998 and 1997 includes $2,501,222 and $2,502,583, respectively which are related to Scrubgrass Project operations.

NOTE G -- RETIREMENT PLAN

     Effective January 1, 1998 the Company established a non-contributory defined benefit pension plan (the "Plan") covering all of its employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at normal retirement age are based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement which would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. The Company's general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

     As of January 1, 1998, the commencement date for the Plan, the Company had a projected benefit obligation of $871,130. The projected benefit obligation as of January 1, 1998 is being amortized as a prior service cost over 19 years which represents the average future years of service for the participants in the Plan at that date.

The following table sets forth the changes during 1998 in the projected benefit obligation for the Plan:

                                                                              1998
                                                                    ----------------------
Projected benefit obligation, beginning of the year                               $871,130
Service cost                                                                        67,225
Interest cost                                                                       52,268
                                                                    ----------------------
Projected benefit obligation, end of the year                                     $990,623
                                                                    ======================

The following table sets forth a reconciliation of the funded status of the Plan as of December 31, 1998:

                                                                              1998
                                                                    ----------------------
Projected benefit obligation                                                     $ 990,623
Plan assets at fair value                                                               --
                                                                    ----------------------
Unfunded projected benefit obligation                                              990,623
Unrecognized prior service cost                                                   (825,281)
                                                                    ----------------------
Accrued pension cost                                                             $ 165,342
                                                                    ======================

The amounts recognized in the balance sheet as of December 31, 1998 for the Plan consist of:

                                                                              1998
                                                                    ----------------------
Accumulated benefit obligation                                                    $213,081
Intangible asset                                                                   (47,739)
                                                                    ----------------------
Accrued pension cost                                                              $165,342
                                                                    ======================

     As of December 31, 1998, there were no assets in the Plan. The Company expects to make a contribution of $255,062 to the Plan prior to the due date for filing its 1998 Federal income tax return.

The Company's net periodic pension cost for 1998 is comprised of the following components.

                                                                              1998
                                                                    ----------------------
Service cost                                                                      $ 67,225
Interest cost                                                                       52,268
Amortization of prior service cost                                                  45,849
                                                                    ----------------------
Net periodic pension cost                                                         $165,342
                                                                    ======================

     As of December 31, 1998, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets with accumulated benefit obligations in excess of plan assets were $990,623, $213,081 and $0, respectively.

The actuarial assumptions used in 1998 to determine the pension benefits for the Plan were:

                                                                              1998
                                                                    ----------------------
Weighted average discount rate                                                         5.5%
Expected long-term return on plan assets                                               5.0%
Weighted average rate of increase in compensation levels                               0.0%

NOTE H -- OTHER CURRENT LIABILITIES

Other current liabilities consists of the following as of December 31, 1998 and 1997:

                                                                              1998                       1997
                                                                    ----------------------     ----------------------
Scrubgrass working capital loan                                                 $2,389,664                 $2,311,666
Scrubgrass Project long-term credit facility - Note I                            1,550,000                    600,000
                                                                    ----------------------     ----------------------
                                                                                $3,939,664                 $2,911,666
                                                                    ======================     ======================

     The Scrubgrass working capital loan represents outstanding borrowings under a Lessee Working Capital Loan Agreement with the Lessor whereby the Lessor has provided Buzzard with a $4 million line of credit for the ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement incur interest at the LIBOR rate plus 1.125% (6.19% as of December 31, 1998 and ranging from 6.19% to 7.26% during 1998 and 6.56% to 7.12% during 1997).

NOTE I -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings consists of the following as of December 31, 1998 and 1997:

                                                                              1998                       1997
                                                                    ----------------------     ----------------------
Scrubgrass Project note payable                                                 $1,249,268                 $1,267,811
Scrubgrass Project long-term credit facility                                       600,000                  2,400,000
Sunnyside Project obligations                                                    1,017,316                  1,005,916
                                                                    ----------------------     ----------------------
                                                                                $2,866,584                 $4,673,727
                                                                    ======================     ======================

     The Scrubgrass Project note payable represents the non-current portion of an obligation which was incurred as part of the Lessor's debt restructuring in December 1995, when Buzzard established a capital improvements fund and extended the term of certain current liabilities through 2004. The outstanding borrowings under the Scrubgrass Project note payable incur interest at the LIBOR rate plus 1.25% (6.31% as of December 31, 1998 and ranging from 6.31% to 7.38% during 1998 and 6.69% to 7.25% during 1997). During the second quarter of 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor which reduced the Scrubgrass Project note payable to $1,267,811. The scheduled aggregate annual repayments for the Scrubgrass Project note payable are $60,695 in 1999, $0 in 2000, $202,826 in 2001, $148,310 in 2002, $447,902 in 2003 and
$389,535 in 2004.

     On June 3, 1997, the Lessor of the Scrubgrass Project entered into a long-term credit facility with its agent bank to provide the Scrubgrass Project with up to $3 million to fund general debt service expenses when operating revenues became unavailable as a result of the extended facility outage to perform a complete rewind of the Scrubgrass generator. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will expire. The loan type (LIBOR-based, Certificate of Deposit rate-based or prime rate based) and the interest period are elected by the Company. As of December 31, 1998 and 1997, the Company had outstanding borrowings of $2,150,000 and $3,000,000, respectively from the Lessor under this long-term credit facility which incurred interest at LIBOR rates plus a 1.125% margin (6.19% as of December 31, 1998 and ranging from 6.19% to 7.26% during 1998 and 6.56% to 7.12% during 1997). The maximum loan amount available to the Company during the term of this agreement is the following:

     July 1, 1998 though January 3, 1999       2,400,000
     January 4, 1999 through June 30, 1999     1,800,000
     July 1, 1999 through December 30, 1999    1,200,000
     December 31, 1999 through July 2, 2000      600,000

     The Company considers reductions in the outstanding borrowings under this long-term credit facility which are required within one year to be current liabilities. As such, the Company has classified $1,550,000 and $600,000 of this obligation in its current liabilities as of December 31, 1998 and 1997, respectively (See Note H).

     The Sunnyside Project obligations principally represent selling expenses in connection with the sale of the Sunnyside Project which are payable upon receipt of the principal proceeds from the notes receivable which were due by December 31, 1997. The repayment of these obligations is contingent upon the outcome of the litigation with the purchasers of the Sunnyside Project (See Notes A and P).

NOTE J -- INTEREST CAPITALIZED

Interest costs consists of the following for the years ended December 31, 1998, 1997, and 1996:

                                                                        1998                1997                1996
                                                                  ---------------     ---------------     --------------
Total interest costs incurred                                            $460,812            $437,948           $347,954
Amounts included in operations                                            460,812             424,395            336,449
                                                                  ---------------     ---------------     --------------
Amounts capitalized in development and construction of projects          $      0            $ 13,553           $ 11,505
                                                                  ===============     ===============     ==============

     Total interest paid during the years ended December 31, 1998, 1997 and 1996 amounted to $455,146, $407,110 and $319,211, respectively.

     Interest costs incurred for each period presented do not include debt service related to the Scrubgrass Project which is included in lease expense.

NOTE K -- INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 1998, 1997 and 1996:

                                                                   1998                   1997                  1996
                                                          --------------------     -----------------     -----------------
Current:
     Federal                                                       $       594            $  316,136            $   22,229
     State                                                             213,268               772,888               168,682
                                                          --------------------     -----------------     -----------------
                  Total current tax expense                            213,862             1,089,024               190,911
                                                          --------------------     -----------------     -----------------

Deferred:
     Federal                                                          (838,439)            2,925,237               879,370
     State                                                            (170,368)               89,423               823,754
                                                          --------------------     -----------------     -----------------
                 Total deferred tax expense (benefit)               (1,008,807)            3,014,660             1,703,124

                                                                   $  (794,945)           $4,103,684            $1,894,035
                                                          ====================     =================     =================

     A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the income (loss) before income taxes, for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                   1998                  1997                  1996
                                                          -------------------     -----------------     -----------------
Federal tax expense at 34%                                          $(831,005)           $2,963,966            $1,176,167
State tax expense, net of federal tax benefit                          28,315               569,124               655,008
Tax basis difference related to original investment in
 Milesburg project assets                                                 ---               568,311                   ---

Deferred compensation                                                     ---                   ---                60,471
Nondeductible portion of  meals and entertainment                       3,525                 1,659                 1,873
Other                                                                   4,220                   624                   516
                                                          -------------------     -----------------     -----------------
                                                                    $(794,945)           $4,103,684            $1,894,035
                                                          ===================     =================     =================

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

     Total income taxes paid during the years ended December 31, 1998, 1997 and 1996 amounted to $1,187,057, $159,906 and $91,527, respectively.

The components of the net deferred income tax asset as of December 31, 1998 and 1997 are as follows:

                                                                                1998                     1997
                                                                       --------------------     ---------------------
Deferred tax assets:
     Accrued lease expense                                                      $16,800,187               $13,542,928
     Accrued expenses                                                               733,947                   631,559
     Deferred tax effect of the sale of the Scrubgrass Project for
      which the gain was deferred for financial reporting purposes                1,076,985                 1,138,548
     Capital loss carryforwards                                                      96,550                    96,550
     State net operating loss carryforwards                                          20,509                    10,788
     Federal alternative minimum tax credit carryforwards                            26,182                   161,362
     Reserve for non-recovery of certain project costs not currently
          deductible for income tax purposes                                            ---                    70,711
                                                                       --------------------     ---------------------
                                                                                 18,754,360                15,652,446
                                                                       --------------------     ---------------------
Deferred tax liabilities:
     Accrued power generation revenue                                            16,800,187                13,542,928
     Defined benefit pension plan contribution                                       34,650                       ---
     Installment sale-Sunnyside                                                         ---                 1,198,801
     Other                                                                           92,962                    92,962
                                                                       --------------------     ---------------------
                                                                                 16,927,799                14,834,691
                                                                       --------------------     ---------------------
                                                                                $ 1,826,561               $   817,755
                                                                       ====================     =====================

     As of December 31, 1998, the Company has remaining state net operating loss carryforwards of $621,473 which expire in 2013 and alternative minimum tax credit carryforwards of $26,182 which do not expire and can be credited against future regular taxes to the extent they exceed alternative minimum taxes.

NOTE L -- SHAREHOLDERS' EQUITY

   Stock Options

     The Company has reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the Company's 1993 Director Plan. The options granted under the 1993 Director Plan were intended to constitute non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant. All options are fully vested at the date of grant and expire on the 10th anniversary of the date of grant. As of December 31, 1998, the Company has options for 385,000 shares available for grant under the 1993 Director Plan.

The following table summarizes information about the Company's options outstanding as of December 31, 1998:

                                   Outstanding         Weighted-Average
           Exercise                    and                 Remaining
            Price                  Exercisable         Contractual Life
---------------------------------------------------------------------------

$     1.688                          10,000               9.42 years
      1.500                          10,000               9.50 years
---------------------------------------------------------------------------

$     1.594                          20,000               9.46 years
===========================================================================

Stock option transactions during 1998, 1997 and 1996 are summarized as follows:

                                                                               Options Outstanding
                                                                     -------------------------------------
                                                                           Shares               Price
                                                                     ---------------     -----------------
     Balance at January 1, 1996                                              340,000         $ .14 - .5625
     Options granted                                                          60,000          .6875 - 1.00
     Options exercised                                                       (50,000)          .14 - .4375
                                                                     ---------------     -----------------
     Balance at December 31, 1996                                            350,000           .25 -  1.00
     Options granted                                                          30,000         .6875 - .8125
     Options exercised                                                      (330,000)          .25 - .9375
                                                                     ---------------     -----------------
     Balance at December 31, 1997                                             50,000           .25 -  1.00
     Options granted                                                          30,000          1.50 - 1.688
     Option surrendered                                                      (60,000)          .25 - 1.625
                                                                     ---------------     -----------------
     Balance at December 31, 1998                                             20,000         $1.50 - 1.688
                                                                     ===============     =================

     Under the provisions of Accounting Principles Board Opinion ("APB") No. 25, the Company does not recognize compensation expense for stock option awards since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). However, pursuant to the provisions of SFAS No. 123, the Company is required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 1998, 1997 and 1996, the Company would have incurred proforma net loss of $1,657,178 and proforma net loss per share of $.15 in 1998, proforma net income of $4,608,669 and proforma net earnings per share of $.41 in 1997, and proforma net income of $1,549,676 and proforma net income per share of $.14 in 1996.

     The estimated fair market values of the Company's options granted during 1998, 1997 and 1996 were $.59 per share, $.33 per share and $.43 per share, respectively. The fair market values were calculated using the Binomial Option Pricing Model with the following assumptions:

                                                        1998             1997             1996
                                                 -------------------------------------------------
Dividend yield                                              8%               12%             12%
Risk free rate of return                                 5.99%             5.99%           5.99%
Expected useful life                                   5 years           5 years         5 years
Expected stock volatility rate                          59.27%            52.54%         104.65%

     Dividends

     During 1996, the Company initiated a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of 3 cents per share during each of the quarters during 1996 and 1997. During 1998, the Company declared dividends of 3 cents per share during the first and second quarters and dividends of 1.5 cents per share during the third and fourth quarters. The Company also declared special dividends of 2 cents per share in 1996 out of operating profits and 87 cents per share in 1997 out of the proceeds from the Milesburg settlement (See Note A). Therefore, the Company declared aggregate dividends of 14 cents per share in 1996, 99 cents per share in 1997 and 9 cents per share in 1998.

     During 1997 and 1998, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $30,178 and $5,000, respectively. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its cumulative dividends through 1996 of $25,178 during the second quarter of 1997. Beginning in 1997, the Company paid its subsidiary's preferred stockholder dividends at a rate of

$1,250 per quarter. Upon dissolution or liquidation of the Company, the preferred stockholder has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders.

     Other Equity Transactions

     During 1993 the Company issued 594,356 shares of restricted common stock to executive officers. The shares were subject to a three year vesting period based upon continued employment through November, 1996. The Company incurred unearned compensation for the market value of the restricted common stock when the shares were issued and amortized the unearned compensation ratably over the restricted period. During 1996, the Company amortized unearned compensation of $66,941 in the Consolidated Statement of Operations. There was no amortization of unearned compensation in 1997 and 1998.

     The Company has notes receivable from officers and directors for shares purchased in connection with the Company's 1990 Stock Plan and 1993 Directors' Plan which amounted to $809,731 at both December 31, 1998 and 1997, respectively, and which are classified as a reduction of shareholders' equity. The notes are payable upon demand and bear interest at a floating rate which is payable monthly. The Company has collected all of the interest payable by the officers and directors on these notes receivable through December 31, 1998.

     In March 1996, the Company purchased 520,540 shares of common stock from a resigning executive officer for $287,876 representing all of the officer's holdings in the Company. The Company's note receivable from the officer in the amount of $72,876 was collected by reducing the proceeds paid to the officer for the common stock.

NOTE M -- COMMITMENTS

   Corporate

     The Company is obligated to make payments under various operating leases for office space and automotive vehicles. The Company is also obligated under leases or other agreements relating to the Scrubgrass Project (see Note A).

     Future minimum payments due under non-cancelable leases in effect at December 31, 1998, are as follows:

                 1999                                  $    50,594
                 2000                                       50,834
                 2001                                       30,585
                 2002                                        1,560
                                                    --------------
                 Total                                 $   133,573
                                                    ==============

Rent expense totaled $42,787, $38,844 and $44,868 in 1998, 1997 and 1996, respectively.

   Scrubgrass Project

     Pursuant to the lease agreement for the Scrubgrass Project the Company is obligated to make estimated minimum lease payments at December 31, 1998, over the remaining 17.5 year base term of the lease as follows:

                 1999                                 $ 13,662,000
                 2000                                   14,392,000
                 2001                                   13,967,000
                 2002                                   14,884,000
                 2003                                   16,306,000
              Thereafter                               343,160,000
                                                  ----------------
                Total                                 $416,371,000
                                                  ================

Lease expense in 1998, 1997 and 1996 was $22,971,201, $24,488,005 and
$24,792,248, respectively.

In addition, the Company has been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

Future minimum payments due under these noncancelable obligations at December 31, 1998 are as follows (See Notes A and E):


                 1999                                  $   715,000
                 2000                                      744,000
                 2001                                      773,000
                 2002                                      165,000
                 2003                                      171,000
               Thereafter                                  958,000
                                               -------------------
                 Total                                 $ 3,526,000
                                               ===================

NOTE N -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, receivable from sale of affiliate, note receivable from the Scrubgrass Project, notes receivable from the Sunnyside Project, accounts payable, Lessee working capital loan and several long-term debt obligations. As of December 31, 1998 and 1997, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, note receivable from the Scrubgrass Project, accounts payable and Lessee working capital loan approximate fair value because of the short maturity of these instruments. As of December 31, 1998 and 1997, the carrying amounts for the long-term debt obligations also approximate fair value because such obligations incur interest at variable rates. As of December 31, 1998, as discussed in Note A, the receivable from sale of affiliate and the notes receivable from the Sunnyside Project were written-off since the Company cannot reasonably estimate their fair market values. As of December 31, 1997, the fair market values for the receivable from sale of affiliate and the notes receivable from the Sunnyside Project approximated their carrying values.

NOTE O -- SUBSEQUENT EVENTS

     During December 1998 and January 1999, Buzzard entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). Each year, the Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") grant NOx Credits to Buzzard based on numerous factors which pertain to the design and operation of the Scrubgrass facility. The NOx Credits establish the quantity (in tons) of nitrogen oxide that the Scrubgrass facility can emit into the environment before Buzzard will be fined by the EPA. During 1999, Buzzard plans to install machinery, with a cost of approximately $600,000, which is expected to significantly lower the quantity of nitrogen oxide which the Scrubgrass facility would emit into the environment. As such, Buzzard anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with EPA standards. Because NOx Credits are transferable and marketable, Buzzard has contracted to sell 839 tons of its projected available NOx Credits which it anticipates may not be required to comply with EPA standards. Under the terms of the contracts, Buzzard would receive payment for the NOx Credits within 15 business days from the date the NOx Credits become certified and allocated by the Regional Authorities and delivered by Buzzard to the buyers. The contracts also have provisions which protect Buzzard in the event the NOx Credits are not certified and allocated by the Regional Authorities.

The following table sets forth the details of NOx Credits which are subject to sales contracts:

     Allowance            Expected                  Allowance      Net Selling       Net Selling
       Year            Allocation Date              Quantity      Price per Ton         Price
----------------------------------------------------------------------------------------------------
        1999          Early 1999                    182 tons         $3,460        $  629,720
        1999          Mid to Late 1999               86 tons          4,075           350,450
        1999          Mid to Late 1999               25 tons          3,955            98,875
        2000          Late 1999/Early 2000          182 tons          2,128           387,296
        2001          Late 1999/Early 2000          182 tons          2,128           387,296
        2002          Late 1999/Early 2000          182 tons          2,128           387,296
                                               ------------------------------------------------------
                                                    839 tons         $2,671        $2,240,933
                                               ======================================================


     In February 1999, the Regional Authorities certified and allocated 182 tons of NOx Credits to Buzzard at which time Buzzard received and reported as revenue $629,720. Buzzard has designated that $600,000 of such proceeds be used to purchase and install the machinery discussed above.

     In February 1999, Duquesne Light Company ("Duquesne") filed an appeal with the Pennsylvania Environmental Hearings Board pertaining to the NOx Credits allocated to Buzzard and several other Pennsylvania waste coal independent power producers. In this appeal, Duquesne alleges that the Pennsylvania Department of Environmental Protection ("PADEP") inappropriately allocated certain NOx Credits to Buzzard and the other waste coal independent power producers. If Duquesne is successful in this matter, the PADEP could change its methodology for allocating NOx Credits to waste coal independent power producers in the future. Presently, Buzzard is participating with the other waste coal independent power producers in a joint rebuttal to this matter.

NOTE P -- LEGAL PROCEEDINGS

     On October 11, 1995, the Lessor and Buzzard (collectively the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of December 31, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $3 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through December 31, 1998, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1,678,247 million for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 by denying PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. On June 8, 1998, the Venango County Court of Common Pleas ruled in favor of the Plaintiffs that, under the terms and conditions of the Scrubgrass power purchase agreement, "PENELEC is required to purchase all energy produced in good faith, so long as the quantity is not unreasonably disproportionate to estimate of 80 MW". Presently, pending the ultimate determination of its responsibility under the power purchase agreement, PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate. The Plaintiffs had been in discussions with PENELEC concerning a proposal made by PENELEC to settle the litigation. However, because the Plaintiffs and PENELEC could not come to a mutual agreement on all of the terms of the proposal, PENELEC withdrew its proposal offer in July 1998 and settlement discussions dissipated. On July 7, 1998, PENELEC filed an appeal to the Court's order dated June 8, 1998 with the Superior Court of Pennsylvania. On July 27, 1998, the Plaintiffs filed with the Superior Court of Pennsylvania a Motion to Quash the Appeal. On September 4, 1998, the Superior Court of Pennsylvania granted the Plaintiff's Motion to Quash the Appeal. Since the decision of the Superior Court of Pennsylvania, PENELEC has indicated its desire to resume settlement discussions. On November 12, 1998, the Plaintiffs and PENELEC met to discuss possible settlement scenarios. At the time of the meeting, the parties were in essential agreement on the amount currently due assuming the correctness of the Court's Order of June 8, 1998. The primary matter discussed at the meeting was the manner of calculating future payments for power in excess of 80 MW. At the meeting, PENELEC made a proposal which was taken into consideration by the Plaintiffs. On December 21, 1998, the Plaintiffs counterproposed with an alternative to the PENELEC proposal. To date, the Plaintiffs have not received a response from PENELEC regarding their counterproposal. The Company is unable to predict whether a settlement will ultimately be reached. However, because PENELEC's November 12, 1998 calculation of the amount due to the Plaintiffs pursuant to the Court's ruling was similar to the Plaintiffs' calculation, it is currently believed that the prospect of a final settlement of all outstanding issues is good. In the event such a settlement is not reached, the litigation will resume, and a final adjudication of the of the amount due from PENELEC to the Plaintiffs will be sought.

     On May 3, 1996, B&W Sunnyside L.P., Babcock & Wilcox Investment Company, NRG Sunnyside Inc., NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996 and December 21, 1998, against EPC and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The second amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The second amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $808,818, respectively at December 31, 1998. In addition to alleging unspecified damages, the Plaintiffs also request rescission of the purchase and sale agreement. On January 21, 1999, in response to the Plaintiffs' second amended complaint, the Company filed an answer and restatement of its earlier counterclaim dated July 26, 1996. In the answer to the second amended complaint, the Company denied all material allegations of the second amended complaint and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On February 12, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the second amended complaint and vigorously pursue the causes of action in the restated counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement. The Court has not yet rendered a decision on such motion. On February 12, 1999, the Plaintiffs moved for leave of the Court to file an amended third complaint which would omit rescission of the purchase and sale agreement as a remedy to their second amended complaint. On February 25, 1999, the Company filed a stipulation with the Court accepting the Plaintiffs motion to file an amended third complaint. The parties are presently awaiting the Court's grant of the leave. On February 12, 1999, the Plaintiffs also filed a Motion for Partial Summary Judgment wherein the Plaintiffs allege that the Company misrepresented whether SCA had a basis to make legal claims as of December 31, 1994 against Pacificorp, the utility purchasing energy from the Sunnyside facility. Presently, the Company is preparing a response to the Plaintiffs' Motion for Partial Summary Judgment. Discovery remains ongoing.