Form 10-Q
period 1999-03-31
ENVIRONMENTAL POWER CORP
filed 1999-05-14
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________________ to ______________________

     Commission file number                          0-15472
                           -----------------------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

             Delaware                                       04-2782065
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                      Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

                 Number of shares of Common Stock outstanding
                                       -
                       at May 11, 1999 11,406,783 shares

                     The Exhibit Index appears on Page 29.

                         Total number of pages is 30.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                           Page No.
                                                                                                         --------
     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as
     of March 31, 1999 (unaudited) and December 31, 1998...............................................        2

     Condensed Consolidated Statements of Operations (unaudited)
     for the Three Months Ended  March 31, 1999
     and March 31, 1998................................................................................        3

     Condensed Consolidated Statements of Cash Flows (unaudited) for the
     Three Months Ended March 31, 1999
     and March 31, 1998................................................................................        4


     Notes to Condensed Consolidated Financial Statements..............................................      5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations.....................................................................................     7-26

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................       26

PART II.  OTHER INFORMATION

     Item 1.       Legal Proceedings....................................................................   27-29

     Item 6.       Exhibits and Reports on Form 8-K.....................................................      29

     Signatures     ....................................................................................      30

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31                December 31
                                                                                   1999                      1998
                                                                             -----------------         -----------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
    Cash  and  cash equivalents                                           $           538,868       $           362,416
    Restricted cash                                                                 1,619,903                   797,922
    Receivable from utility                                                         3,619,108                 6,598,864
    Notes receivable                                                                   32,310                    42,376
    Other current assets                                                              702,795                   821,462
                                                                             -----------------         -----------------
                      TOTAL CURRENT ASSETS                                          6,512,984                 8,623,040

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                  122,056                    94,755

DEFERRED INCOME TAX ASSET                                                           1,808,561                 1,826,561

LEASE RIGHTS, NET                                                                   2,571,264                 2,608,515

NOTES  RECEIVABLE                                                                         ---                     3,686

ACCRUED POWER GENERATION REVENUES                                                  43,327,905                41,386,500

OTHER ASSETS                                                                          602,593                   619,693
                                                                             -----------------         -----------------
                     TOTAL ASSETS                                         $        54,945,363       $        55,162,750
                                                                             =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                 $         3,978,885       $         5,873,689
    Dividends payable on common stock                                                 171,102                       ---
    Other current liabilities                                                       2,668,224                 3,939,664
                                                                             -----------------         -----------------
                    TOTAL CURRENT LIABILITIES                                       6,818,211                 9,813,353

DEFERRED GAIN, NET                                                                  5,320,084                 5,397,187

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                            2,848,358                 2,866,584

ACCRUED  LEASE  EXPENSES                                                           43,327,905                41,386,500

MAINTENANCE RESERVE                                                                 2,351,279                 2,258,049
                                                                             -----------------         -----------------
                   TOTAL LIABILITIES                                               60,665,837                61,721,673
                                                                             -----------------         -----------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at March 31, 1999 and December 31, 1998, respectively)                   --                        --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at March 31, 1999 and December 31, 1998, respectively)                    100                       100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423  shares  issued at March 31,  1999 and  December  31,  1998, respectively; 11,406,783 shares outstanding
         at March 31, 1999 and December 31, 1998, respectively)                       125,254                   125,254
    Accumulated deficit                                                            (4,579,826)               (5,418,275)
                                                                             -----------------         -----------------
                                                                                   (4,454,472)               (5,292,921)

    Treasury stock (1,118,640 common shares, at cost, as of
         March 31, 1999 and December 31, 1998, respectively)                         (456,271)                 (456,271)
    Notes receivable from officers and board members                                 (809,731)                 (809,731)
                                                                             -----------------         -----------------
                    TOTAL SHAREHOLDERS' DEFICIT                                    (5,720,474)               (6,558,923)
                                                                             -----------------         -----------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $        54,945,363       $        55,162,750
                                                                             =================         =================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three Months Ended March 31
                                                                    -----------------------------------------------
                                                                               1999                     1998
                                                                    -----------------------     -------------------

POWER GENERATION REVENUES                                           $           12,347,003      $       12,178,487
                                                                    -----------------------     -------------------
COSTS AND EXPENSES:
     Operating expenses                                                          4,914,497               4,548,684
     Lease expenses                                                              5,628,452               6,037,834
     General and administrative expenses                                           679,397                 545,079
     Depreciation and amortization                                                  63,369                  73,037
                                                                    -----------------------     -------------------
                                                                                11,285,715              11,204,634
                                                                    -----------------------     -------------------

OPERATING INCOME                                                                 1,061,288                 973,853
                                                                    -----------------------     -------------------

OTHER INCOME (EXPENSE), NET:
     Interest income                                                                29,605                  53,029
     Interest expense                                                              (84,883)               (119,392)
     Sale of NOx emission credits                                                  629,720                     ---
     Other expense                                                                     (32)                    ---
     Amortization of deferred gain                                                  77,103                  77,103
                                                                    -----------------------     -------------------
                                                                                   651,513                  10,740
                                                                    -----------------------     -------------------

INCOME BEFORE INCOME TAXES                                                       1,712,801                 984,593

INCOME TAX EXPENSE                                                                (702,000)               (404,000)
                                                                    -----------------------     -------------------

NET INCOME                                                          $            1,010,801      $          580,593
                                                                    =======================     ===================

BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                                    $                 0.09      $             0.05
                                                                    =======================     ===================

DIVIDENDS PAID OR PAYABLE
     Common shares                                                  $              171,102      $          342,203
     Preferred shares                                                                1,250                   1,250
                                                                    -----------------------     -------------------
                                                                    $              172,352      $          343,453
                                                                    =======================     ===================

DIVIDENDS PAID OR PAYABLE PER
    COMMON SHARE                                                    $                0.015      $            0.030
                                                                    =======================     ===================

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                  --------------------------------------
                                                                         1999                  1998
                                                                  ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $     1,010,801       $       580,593
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                    63,369                73,037
          Deferred income taxes                                            18,000               245,000
          Amortization of deferred gain                                   (77,103)              (77,103)
          Accrued power generation revenues                            (1,941,405)           (2,006,027)
          Accrued lease expenses                                        1,941,405             2,006,027
          Changes in operating assets and liabilities:
               Decrease (increase) in receivable from utility           2,979,756              (129,677)
               Decrease in other current assets                           118,667               245,224
               Increase in other assets                                    (1,884)                 (955)
               Decrease in accounts payable and
                   accrued expenses                                    (1,894,804)             (562,421)
               Increase in long-term liabilities                            2,850                 2,819
               Increase in maintenance reserve                             93,230                56,237
                                                                  ----------------      ----------------
                     Net cash provided by operating activities          2,312,882               432,754
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                       13,752                 9,492
    Increase in restricted cash                                          (821,981)             (131,167)
    Property, plant and equipment expenditures                            (34,435)               (5,196)
                                                                  ----------------      ----------------
                   Net cash used in investing activities                 (842,664)             (126,871)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                      (1,250)          (10,267,355)
    Net repayments of working capital loan                               (621,440)             (171,620)
    Repayment of secured promissory notes payable and
         other borrowings                                                (671,076)             (150,000)
                                                                  ----------------      ----------------
                  Net cash used in financing activities                (1,293,766)          (10,588,975)
                                                                  ----------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          176,452           (10,283,092)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            362,416            12,092,273
                                                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       538,868       $     1,809,181
                                                                  ================      ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 1999 and 1998.

                                                                 INCOME                   SHARES                 PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)              AMOUNTS
                                                            ------------------      --------------------      ---------------
THREE MONTHS ENDED MARCH 31, 1999:
----------------------------------
Income available to shareholders                                $    1,010,801                11,406,783       $          .09
Effect of dividends to preferred stockholders                           (1,250)
                                                            ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                  1,009,551                11,406,783                  .09
Effect of dilutive securities:
     Assumed exercise of dilutive stock options
                                                            ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders           $    1,009,551                11,406,783       $          .09
                                                            ==================      ====================      ===============

THREE MONTHS ENDED MARCH 31, 1998:
----------------------------------
Income available to shareholders                                $      580,593                11,406,783       $          .05
Effect of dividends to preferred stockholders                           (1,250)
                                                            ------------------      --------------------      ---------------
Basic EPS - income available to common shareholders                    579,343                11,406,783                  .05
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                   16,827
                                                            ------------------      --------------------      ---------------
Diluted EPS - income available to common shareholders           $      579,343                11,423,610       $          .05
                                                            ==================      ====================      ===============

NOTE C -- NEW ACCOUNTING STANDARD
---------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchasers' obligations for the sale. The Company sold its development rights and real estate for the Milesburg Project on August 26, 1997 to the utility which had contracted to purchase electricity from such project pursuant to an agreement which was finalized on December 5, 1997. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three months ended March 31, 1999 ("1999") with the results of operations for the three months ended March 31, 1998 ("1998"). Historical results and trends which might appear should not be taken as indicative of future operations.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "-- Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

     Net income in 1999 amounted to $1,010,801 or nine cents per share as compared to net income of $580,593 or five cents per share in 1998. The overall increase in net results during 1999 is primarily attributable to an increase in power generation revenues, a decrease in lease expenses and the sale of NOx emission credits referred to below. The Company's overall increase in net results during 1999 was offset in part by an increase in operating expenses and an increase in general and administrative expenses. The reasons for the net increase in the Company's 1999 net results are discussed in more detail in the following paragraphs.

     Power generation revenues in 1999 amounted to $12,347,003 as compared to $12,178,487 in 1998 and all pertained to the Scrubgrass Project. The overall increase in power generation revenues during 1999 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement. The increase was offset in part by a decrease in the capacity rate billed in 1999 since the Scrubgrass Project operated at 94.1% of its capacity in 1999 as compared to 97.2% in 1998. The 1999 capacity factor was affected by unscheduled shutdowns to respond to equipment malfunctions which were similar to the unscheduled shutdowns which occurred during the year ended December 31, 1998. The Company is addressing these troublesome areas during its scheduled Scrubgrass plant outage during the second quarter of 1999 with major overhauls which are expected to lessen the frequency of such equipment malfunctions in the future.

     Operating expenses in 1999 amounted to $4,914,497 as compared to $4,548,684 in 1998 and all pertained to the Scrubgrass Project. The overall increase during 1999 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs and higher operator fees in 1999 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher maintenance expenses in 1999 to make the necessary repairs related to the equipment malfunctions discussed above and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. Third, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during 1998 by comparison to 1999. However, because of the lower capacity rate achieved in 1999, the Scrubgrass plant consumed less fuel in 1999 which lessened the impact from the cost escalations in the fuel supply agreements.

     Lease expenses in 1999 amounted to $5,628,452 as compared to $6,037,834 in 1998 and all pertained to the Scrubgrass Project. The overall decrease in lease expenses during 1999 is primarily attributable to favorable interest rates which decreased the Lessor's loan costs that were passed through to the Company in its facility lease expenses. This decrease was offset in part by scheduled increases in the base rent paid to the Lessor. However, because there was less cash available from the Scrubgrass Project during 1999 (see a further discussion under "--Liquidity and Capital Resources"), the Company realized a decrease in additional rent paid to the Lessor which substantially offset the scheduled increases in the base rent.

     General and administrative expenses in 1999 amounted to $679,397 as compared to $545,079 in 1998. The overall increase in general and administrative expenses during 1999 is primarily attributable to the following reasons. First, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor costs to the Company. Second, the Company incurred pension expense in the first quarter of 1999 for a defined benefit pension plan which was established in December 1998 for which there was no pension expense reported during the first quarter of 1998. Third, since legal efforts for both of its litigations accelerated in 1999, the Company incurred higher legal expenses in 1999 by comparison to 1998 (See "Part II. Other Information - Item 1. Legal Proceedings" for further information).

     Sale of NOx emission credits amounted to $629,720 in 1999 and represented the aggregate proceeds received in February 1999 from sales of Nitrogen Oxide Ozone Transport Region Budget

Allowances ("NOx Credits"). The sale of NOx Credits is discussed further under "-- Liquidity and Capital Resources - Cash Flow Outlook".

     Income tax expense in 1999 amounted to $702,000 as compared to income tax expense of $404,000 in 1998. The increase in income tax expense for 1999 is primarily attributable to increased pre-tax earnings in 1999. The effective income tax rate for 1999 is currently projected to be approximately 41% which is consistent with rate reported for the comparative period in 1998.

  1999 OUTLOOK

     With a view towards the remainder of 1999, the Company expects to achieve continuing operating earnings as a result of profits from Scrubgrass project operations and management of its corporate general and administrative expenses. The Company offers the following prospective information concerning significant components of its results of operations for the year ending December 31, 1999 ("Fiscal 1999") which are being compared to historical results of operations for the year ended December 31, 1998 ("Fiscal 1998"):

  Power generation revenues - Power generation revenues are expected to increase in Fiscal 1999 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and improvements in the performance of the Scrubgrass facility. During Fiscal 1998, the Scrubgrass facility was inoperative for approximately 23 days for unscheduled shutdowns to respond to equipment malfunctions. While the Company expects that the Scrubgrass facility will incur equipment malfunctions from time to time, the Company does not believe that Fiscal 1998 results are necessarily indicative of results expected for Fiscal 1999.

  Operating expenses - Operating expenses are expected to increase in Fiscal 1999 as a result of a 4% average increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the Operations and Maintenance Agreement for the Scrubgrass Project and anticipated increases in personnel costs at the Scrubgrass plant. In addition, because the Company expects improvements in the performance of the Scrubgrass facility for Fiscal 1999, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. However, since the Company is not projecting it will respond to as many equipment malfunctions during Fiscal 1999, the Company expects that certain maintenance expenses would be lower for Fiscal 1999. However, because the Company has been accelerating its reserves for future scheduled maintenance which the Company now expects will be performed earlier than its previous schedule, maintenance expenses on the whole may increase for Fiscal 1999.

  Lease expenses - Lease expenses are expected to increase significantly in Fiscal 1999 for the following reasons. First, the Company expects that higher contracted principal payments on the Lessor's term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in equity rents for the Scrubgrass Project in Fiscal 1999. Third, due to projected increases in cash from Scrubgrass Project operations (See further discussion under "--Liquidity and Capital Resources - Cash Flow Outlook"), the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in Fiscal 1999. However, the Company has experienced improvements in its variable interest rates in recent months. Should recent interest rates remain consistent during Fiscal 1999, the Company would expect to incur a decrease in lease expense due to reductions in the Lessor's loan costs that would be passed through to the Company in its facility lease expenses.

  General and administrative expenses - General and administrative expenses are expected to increase slightly during Fiscal 1999 primarily as a result of increases in management fees for the Scrubgrass Project and increases in payroll expense for two of the Company's executive officers. During Fiscal 1998, such executive officers had repaid a portion of their annual salaries in an amount equal to the benefit they expected to receive from the Company's Fiscal 1998 contribution to its defined benefit pension plan. While the annual salaries for such executive officers were decreased by an aggregate of $100,000 during Fiscal 1999, such decrease was less than their aggregate salary repayments made during Fiscal 1998. Depending on the demands of the Company's two legal proceedings, the Company could also incur significant fluctuations in its professional fees and management costs which cannot be estimated at this time.

  Other expense - In Fiscal 1998, the Company wrote-off its aggregate balances as of December 31, 1998 of the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998 related to the 1994 sale of the Sunnyside Project. This charge against operating results will not recur in Fiscal 1999.

  Other income - The Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The Company expects to generate other income from sales of its NOx Credits beginning in Fiscal 1999. The sales of NOx credits are discussed further under "--Liquidity and Capital Resources - Cash Flow Outlook".

  Litigation recoveries - As of March 31, 1999, the Company is seeking to recover approximately $4.2 million owed by the Purchasers of the Sunnyside Project and approximately $3.2 million (of which 50% or approximately $1.6 million would be retained by the Lessor) by PENELEC which are the subject of legal proceedings. See "Part II. Other Information - Item 1. Legal Proceedings". Furthermore, should these legal proceedings resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include interest, punitive damages and reimbursements for attorney's expenses. Any future recoveries from either of these legal proceedings would be recorded as additional income in the Company's Consolidated Statement of Operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note C to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

     The Company had cash provided by operating activities of $2,312,882 and $432,754 in 1999 and 1998, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings.

     The Company's net income during 1999 and 1998 contributed a significant portion of the cash provided by operations. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 1999 net income to its net cash provided by operating activities.

   Depreciation and amortization - During 1999, the Company recognized depreciation and amortization for its lease rights of $37,251, deferred financing costs of $18,984, machinery and equipment modifications of $5,466 and equipment and furniture of $1,668.

   Deferred income tax asset - The Company's net deferred income tax asset amounted to $1,808,561 as of March 31, 1999 as compared to $1,826,561 as of December 31, 1998. The deferred tax asset decreased in 1999 primarily because the Company's maintenance reserves and deferred gain are reported in different periods for financial reporting purposes than for income tax reporting purposes.

   Deferred gain, net - The Company's deferred gain, net, amounted to $5,320,084 as of March 31, 1999 as compared to $5,397,187 as of December 31, 1998. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

     The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 1999:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $3,619,108 as of March 31, 1999 as compared to $6,598,864 as of December 31, 1998. The Scrubgrass Project collects its receivable from utility on a monthly basis 23 business days after the month of power generation. Typically, the Company's balance sheet at the end of each quarter reflects two months of outstanding receivables from the utility. However, because March had 23 business days in 1999, the Company collected its revenues for power generation in February 1999 on March 31, 1999. As such, the Company's receivable from utility as of March 31, 1999, which included power generation revenues for March 1999, decreased significantly by comparison to the balance as December 31, 1998, which included power generation revenues for November and December of 1998. The aforementioned decrease in receivable from utility as of March 31, 1999 was offset in part by the increases in revenues discussed above under "Results of Operations".

Other current assets - The Company's other current assets amounted to $702,795 as of March 31, 1999 as compared to $821,462 as of December 31, 1998. The change in other current assets is largely due to seasonal decreases in fuel inventory and prepaid insurance.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $3,978,885 as of March 31, 1999 as compared to $5,873,689 as of December 31, 1998. The decrease as of March 31, 1999 is
primarily attributable to the following reasons.   First, due to the
requirements of certain operating agreements, the Scrubgrass Project must pay certain accounts payable and accrued expenses on the same day it collects the receivable from utility. As such, the Company's accounts payable and accrued expenses had a comparable decrease to the receivable from utility (see "Receivable from utility" above). Second, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of March 31, 1999 included only three months of expense as compared to 12 months of expense as of December 31, 1998. The overall decrease was offset in part primarily by the following factors which increased accounts payable and accrued expenses as of March 31, 1999. First, the Company is projecting its taxable income for the year ending December 31, 1999 will be significantly greater than the same period in 1998. As such, the Company's accounts payable and accrued expenses includes corporate taxes payable of $1,004,165 as of March 31, 1999 versus $156,682 as of December 31, 1998. Second, the Company's 1998 contribution to its defined benefit pension plan had not been funded as of March 31, 1999. As such, the accrued pension liability increased as of March 31, 1999 by the 1999 periodic pension cost. Third, primarily due to the increases in operating expenses and general and administrative expenses discussed under "Results of Operations" above, the Company realized an increase in certain accounts payable and accrued expenses as of March 31, 1999.

Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see "Investing Activities-Restricted Cash" below). The maintenance reserve increased to $2,351,279 as of March 31, 1999 from $2,258,049 as of December 31, 1998 primarily due to scheduled reserves
provided for the ongoing maintenance of the plant.   The scheduled reserves were
offset in part by expenditures of $88,130 for major equipment overhauls.

 Investing Activities

     The Company used $842,664 and $126,871 in investing activities during 1999 and 1998, respectively. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $13,752 and $9,492 from notes receivable related to the Scrubgrass Project in 1999 and 1998, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $882,256 as of March 31, 1999, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes. "See Part II. Other Information - Item 1. Legal Proceedings" for further information about this litigation.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During 1999 and 1998, such deposits and interest thereon exceeded the payments for major equipment overhauls by $218,932 and $131,167, respectively. During 1999, the Company received $629,720 from the sale of a portion of its NOx Credits (see the discussion under "--Cash Flow Outlook") and designated that $600,000 of such proceeds be used to purchase and install certain machinery related to the production of NOx Credits. Pending the purchase and installation of this machinery, the Company has invested such proceeds in restricted cash, which investments have increased restricted cash by $603,049 during 1999.

   Property, plant and equipment - The Company invested $34,435 and $5,196 in property, plant and equipment expenditures during 1999 and 1998, respectively. The 1999 expenditures were machinery and equipment modifications made at the Scrubgrass facility. The 1998 expenditures were primarily purchases of computer equipment for the Company's corporate office.

  Financing Activities

     The Company utilized $1,293,766 and $10,588,975 in financing activities during 1999 and 1998, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $171,102 (1.5 cents per share) during the first quarter of 1999 which were paid on April 17, 1999 and $342,203 (3 cents per share) during the first quarter of 1998 which were paid on April 10, 1998. The Company also had dividends payable as of December 31, 1997 of $10,266,105 or 90 cents per share (consisting of a 3 cent quarterly dividend and an 87 cent special dividend out of the proceeds of the Milesburg buy-

   out) which were declared during the fourth quarter of 1997 and paid on January 7, 1998. As such, dividends paid for common stock amounted to $-0-and $10,266,105 during the first quarter of 1999 and first quarter of 1998, respectively. The Company also paid dividends to its subsidiary's preferred stockholder of $1,250 during both the first quarter of 1999 and first quarter of 1998. As such, the Company paid total dividends of $1,250 and $10,267,355 during the first quarter of 1999 and first quarter of 1998, respectively.

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company decreased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,389,664 as of December 31, 1998 to $1,768,224 as of March 31, 1999. As discussed under the caption "Receivable from utility" above, the Company collected an extra payment during 1999 from the utility, a portion of which was used to reduce the borrowings under the Lessee Working Capital Loan.

   Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. The Company made payments to reduce this obligation by $650,000 and $150,000 during 1999 and 1998, respectively to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated.

   Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,020,166 and $1,228,192, respectively as of March 31, 1999. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. Other Information - Item 1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in 1998 and continue through 2005. The Company made payments of $21,076 and $-0- for the Scrubgrass Project obligation in 1999 and 1998, respectively.

  Cash Flow Outlook

     During Fiscal 1999, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in its Annual Report on Form 10-K for Fiscal 1998, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied.

     As discussed under the caption "--Results of Operations - 1999 Outlook", the Company expects that the Scrubgrass Project will be profitable in Fiscal 1999 and will generate cash flows from its operating activities. Due primarily to an approximate 5% increase in the contracted rates under the Scrubgrass power purchase agreement and expected improvements in the performance of the Scrubgrass facility, the Company believes that such expected cash flows would exceed previous Fiscal 1998 levels. Nevertheless, the Company anticipates that its expected cash flows in Fiscal 1999 would continue to be affected by debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to reduce the outstanding balance of its term credit facility in Fiscal 1999 by $1,550,000 and will be required to make installment payments in Fiscal 1999 aggregating $60,695 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will also be required to make additional scheduled deposits of $82,275 in Fiscal 1999 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed in its Annual Report on Form 10-K for Fiscal 1998, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in Fiscal 1999 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments. During Fiscal 1998, the Company received distributions of $1,371,690 from the Scrubgrass Project. During Fiscal 1999 through the date of this filing, the Company has received distributions from the Scrubgrass Project of $637,365, of which $268,222 was received during the first quarter of 1999. Due to restrictions in certain operating agreements, cash is not expected to be distributed as quickly from the Scrubgrass Project during the first half of 1999 when compared to same period in 1998. However, as discussed above, the Company presently expects that distributions for Fiscal 1999 will exceed distributions for Fiscal 1998.

     During December 1998 and January 1999, the Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). Each year, the Environmental Protection Agency and the Pennsylvania Department of Environmental Protection grant NOx Credits to the Company based on numerous factors which pertain to the design and operation of the Scrubgrass facility. The NOx Credits establish the quantity (in tons) of nitrogen oxide that the Scrubgrass facility can emit into the environment before the Company will be fined by the EPA. During Fiscal 1999, the Company plans to install machinery, with a cost of approximately $600,000, which is expected to significantly lower the quantity of nitrogen oxide which the Scrubgrass facility would emit into the environment. As such, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with EPA standards. Because NOx Credits are transferable and marketable, the Company contracted to sell 839 tons of its projected available NOx Credits which it anticipates may not be required to comply with EPA standards. Under the terms of the contracts, the Company currently expects to receive aggregate proceeds from sales of anticipated NOx Credits of $2,240,933 through 2000, from which $600,000 would be utilized to purchase and install the machinery discussed above. The Company has received proceeds of $629,720 from sales of NOx Credits through March 31, 1999.

     As of March 31, 1999, the Company is seeking to recover approximately $4.2 million owed by the Purchasers of SCA and approximately $3.2 million (of which 50% or approximately $1.6 million would be retained by the Lessor) owed by PENELEC which are the subject of legal proceedings. See "Part II. - Other Information - Item 1. Legal Proceedings". In addition, the Company is seeking financial recoveries which include interest, punitive damages and/or reimbursements for attorney's expenses. The Company believes its positions in both of these litigations are meritorious and, should they resolve or settle in favor of the Company, they could materially enhance the Company's financial position in the future. Recently, the Company has been in discussions with PENELEC regarding a settlement of that legal proceeding. The Company currently believes that the prospect of a final settlement of all outstanding issues with PENELEC is good. However, there can be so assurance if or when the Company will resolve or settle either of these legal proceedings.

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

     The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. The Scrubgrass power purchase agreement has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the Company is involved in settlement discussions with PENELEC regarding its legal proceeding and has entered into contracts for the sale of NOx Credits which could both materially enhance the anticipated increases in the Company's cash flows. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the 1997 extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements. See the further discussions under "-- Certain Factors That May Affect Future Results" below.

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

     Presently, the Company has completed its testing of IT Systems and Non-IT Systems. Based on the results of these tests, the Company has identified IT Systems and components of Non-IT Systems which are not Year 2000 compliant.
With respect to IT systems, the Company has either already upgraded such systems or has placed orders to upgrade such systems in the near future. As far as Non-IT Systems, the Company has received recommendations from third parties regarding solutions to either upgrade or replace non-compliant system components. At this time, the Company has received assurances from such third parties that solutions to remedy the non compliant system components are readily available and could be implemented within the Company's time parameters for the Y2K Project. The upgrades and/or replacements of non-compliant system components are expected to be performed during the Scrubgrass Project annual outage which began on April 24, 1999 and was in process at the time of this filing.

     The Company has made substantial progress in securing responses from most critical vendors, and business partners indicating their readiness for Year 2000. Based on the responses received to date, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business.

     Costs

     The Company does not expect that the total costs to remediate Year 2000 issues would be material to its financial position. The Company has incurred cumulative costs to remediate Year 2000 issues of approximately $178,000 through March 31, 1999. The Company estimates that it will incur additional costs of approximately $87,000 to remediate Year 2000 issues. The Company expects to fund such costs from its operating cash flows.

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

  Legal Proceedings

     As discussed in "Part II. - Other Information - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $882,256, respectively as of March 31, 1999. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed in "Part II. - Other Information - Item 1. Legal Proceedings", the Company has been involved in a legal proceeding with PENELEC since October 1995 whereby, among other complaints, the Company alleges that PENELEC has failed to pay the Lessor and the Company contract rates for power in excess of
80 MW produced by the Scrubgrass facility.   The Company is presently involved
in discussions with PENELEC to settle this litigation which, if settled, could significantly improve the Company's results of operations and financial position. However, there can be no assurance that the Company would be successful in settling this litigation.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $4,579,826 as of March 31, 1999. While the Company was profitable from operating activities during 1998, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

                                            BALANCE AT                                                   MATURES
DESCRIPTION OF THE OBLIGATION                3/31/99                 INTEREST RATE                       THROUGH
-------------------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds        $135,600,000        Quoted Tax Exempt Bond Rate                2012
     Variable rate term loan                 15,942,751        Fixed swap rate of 6.4225%                 2005
     Variable rate term loan                 10,396,808        LIBOR rate plus 1.250%                     2004
     Fixed rate junior subordinated debt        223,622        8%                                         1999

The Company's debt obligations:
     Variable rate working capital loan       1,768,224        LIBOR rate plus 1.125%                  REVOLVING
     Variable rate term loan                  1,228,192        LIBOR rate plus 1.250%                     2004
     Variable rate term credit facility       1,500,000        LIBOR rate plus 1.125%                     2000

     The Lessor entered into interest rate swaps which had the effect of fixing the interest rate for its term loan which matures in 2005 at 6.4225%. The Lessor also has junior subordinated debt obligations which incur interest at a fixed rate of 8%. However, the remainder of the Lessor's debt obligations and all of the Company's debt obligations incur interest at rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its lease expense or debt service. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  Debt - The Company has borrowings which bear interest at variable rates which
  ----
  are based on the London Interbank Offering Rate (LIBOR). The Company monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage its interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods. For further information on the Company's interest rate risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

  Lease Expense- The Company, as a lease cost of the Scrubgrass facility, is
  -------------
  required to fund the Lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate (LIBOR). U.S. Generating Company, the Manager of the Scrubgrass Project, monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for the Scrubgrass facility. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods. For further information on the Company's interest rate risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On October 11, 1995, the Lessor and Buzzard (collectively the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. As a result of PENELEC's alleged failure to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, the Plaintiffs estimate that as of December 31, 1998, after giving effect to certain payments made by PENELEC which are discussed below, they have incurred damages of approximately $3.2 million. Should the Plaintiffs prevail in this litigation and be awarded all of these damages, the Company, as Lessee, would expect to retain 50% of these damages because of its requirement to pay 50% of any net proceeds retained by the Scrubgrass Project to the Lessor as additional rent. The Plaintiffs have yet to quantify their damages from PENELEC's alleged late payments for energy purchased from the Scrubgrass facility but do not expect that these damages would be material relative to the other allegations. The Plaintiffs are unable to quantify the damages they have incurred from PENELEC's alleged misuse of certain automatic regulation equipment. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. Through March 31, 1999, the Scrubgrass Project has recognized cumulative power generation revenues of approximately $1,749,218 for energy in excess of 80 MW in any hour based on the terms established in the letter agreement. On September 27, 1996, the Plaintiffs provided written notice of their intention to resume the litigation. Consequently, on October 24, 1996, PENELEC filed preliminary objections to the complaint to the Court which principally suggested that the primary jurisdiction for this dispute lies with the Pennsylvania Public Utility Commission ("PUC"). On November 12, 1996, the Plaintiffs filed a response to PENELEC's preliminary objections. The Court heard oral arguments on this matter on January 31, 1997 for which the Court ultimately decided in favor of the Plaintiffs on September 9, 1997 by denying PENELEC's motion to transfer the jurisdiction of this dispute to the PUC. On January 8, 1998, as a result of this ruling by the Court, PENELEC filed its response to the allegations made in the Plaintiffs' complaint. On February 4, 1998, the Plaintiffs filed a Motion for Partial Judgment on the Pleadings which was heard by the Court on March 30, 1998. On June 8, 1998, the Venango County Court of Common Pleas ruled in favor of the Plaintiffs that, under the terms and conditions of the Scrubgrass power purchase agreement, "PENELEC is required to purchase all energy produced in good faith, so long as the quantity is not unreasonably disproportionate to estimate of 80 MW". Presently, pending the ultimate determination of its responsibility under the power purchase agreement, PENELEC continues to pay for energy in excess of 80 MW at a rate equal to 90% of a market based rate. The Plaintiffs had been in discussions with PENELEC concerning a proposal made by PENELEC to settle the litigation. However, because the Plaintiffs and PENELEC could not come to a mutual agreement on all of the terms of the proposal, PENELEC withdrew its proposal offer in July 1998 and settlement discussions dissipated. On July 7, 1998, PENELEC filed an appeal to the Court's order dated June 8, 1998 with the Superior Court of Pennsylvania. On July 27, 1998, the Plaintiffs filed with the Superior Court of Pennsylvania a Motion to Quash the Appeal. On September 4, 1998, the Superior Court of Pennsylvania granted the Plaintiff's Motion to Quash the Appeal. Since the decision of the Superior Court of Pennsylvania, PENELEC has indicated its desire to resume settlement discussions. On November 12, 1998, the Plaintiffs and PENELEC met to discuss possible settlement scenarios. At the time of the meeting, the parties were in essential agreement on the amount currently due assuming the correctness of the Court's Order of June 8, 1998. The primary matter discussed at the meeting was the manner of calculating future payments for power in excess of 80 MW. At the meeting, PENELEC made a proposal which was taken into consideration by the Plaintiffs. On December 21, 1998, the Plaintiffs counterproposed with an alternative to the PENELEC proposal which was considered by PENELEC during the first quarter of 1999. On April 12, 1999, the Plaintiffs and PENELEC met and reached a tentative agreement in settlement of all outstanding issues (the "Settlement Agreement"). Under the terms of the Settlement Agreement, which is subject to approval by the senior management and lenders involved with the Scrubgrass Project, the parent Company of PENELEC, and the PUC, PENELEC will pay for all previous production in excess of 80 MW at contract rates and future production in excess of 80 MW at contract rates, subject to certain hourly and annual limits. The Settlement Agreement also provides that PENELEC would pay for energy supplied in excess of these hourly and annual limits at a negotiated rate.

     On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, December 21, 1998, and March 17, 1999 against EPC and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by B&W Sunnyside L.P. and NRG Sunnyside, Inc. under certain notes receivable, which amounted to $2,937,500 and $882,256, respectively at March 31, 1999. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages;
(2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions which require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. The Plaintiffs have not yet responded to the restated counterclaim. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement. The Court has not yet rendered a decision on such motion. On February 12, 1999, the Plaintiffs also filed a Motion for Partial Summary Judgment wherein the Plaintiffs allege that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against Pacificorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' Motion for Partial Summary Judgment and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserts that the claim on which the Plaintiffs move for partial summary judgment should be dismissed as a matter of law. Briefing on the Plaintiffs' and the Company's cross motions for partial summary judgment is not yet completed. Discovery remains ongoing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


May 11, 1999                               /s/ William D. Linehan
                                         --------------------------------------

                                           William D. Linehan
                                           Treasurer and
                                           Chief Financial Officer
                                           (principal accounting officer
                                           and authorized officer)