Form 10-Q
period 1999-06-30
ENVIRONMENTAL POWER CORP
filed 1999-08-13
CIK 805012

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1999
                                    -------------------------------------------
                                                  OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   _______________ to ________________

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

                 Number of shares of Common Stock outstanding

                   at August 12, 1999   11,406,783 shares

                     The Exhibit Index appears on Page 33.

                         Total number of pages is 34.
================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                 Page No.
                                                                                               -------
      Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets as
      of June 30, 1999 (unaudited) and December 31, 1998.....................................       2

      Condensed Consolidated Statements of Operations (unaudited) for the Three and Six
       Months Ended  June 30, 1999 and June 30, 1998.........................................       3

      Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
       June 30, 1999 and June 30, 1998.......................................................       4

      Notes to Condensed Consolidated Financial Statements...................................      5-7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations............................................................................      8-30

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................     30-31

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................................     31-33

      Item 4.  Submission of Matters to a Vote of Security Holders...........................       33

      Item 6.  Exhibits and Reports on Form 8-K..............................................       33

      Signatures.............................................................................       34

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30                 December 31
                                                                                   1999                      1998
                                                                             -----------------         -----------------
ASSETS                                                                         (Unaudited)
CURRENT ASSETS:
    Cash  and  cash equivalents                                              $        329,369          $        362,416
    Restricted cash                                                                 1,877,263                   797,922
    Receivable from utility                                                         5,460,233                 6,598,864
    Notes receivable                                                                   25,296                    42,376
    Other current assets                                                              749,559                   821,462
                                                                             ----------------          ----------------
                                     TOTAL CURRENT ASSETS                           8,441,720                 8,623,040

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                  607,804                    94,755

DEFERRED INCOME TAX ASSET                                                           1,829,561                 1,826,561

LEASE RIGHTS, NET                                                                   2,534,013                 2,608,515

NOTES  RECEIVABLE                                                                        --                       3,686

ACCRUED POWER GENERATION REVENUES                                                  45,269,315                41,386,500

OTHER ASSETS                                                                          584,061                   619,693
                                                                             -----------------         ----------------
                                                                             $     59,266,474          $     55,162,750
                                                                             =================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    $      7,928,322          $      5,873,689
    Dividends payable on common stock                                                 171,102                        --
    Other current liabilities                                                       3,322,971                 3,939,664
                                                                             ----------------          ----------------
                                     TOTAL CURRENT LIABILITIES                     11,422,395                 9,813,353

DEFERRED GAIN, NET                                                                  5,242,982                 5,397,187

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                            2,851,208                 2,866,584

ACCRUED  LEASE  EXPENSES                                                           45,269,315                41,386,500

MAINTENANCE RESERVE                                                                 1,598,678                 2,258,049
                                                                             ----------------          ----------------
                                     TOTAL LIABILITIES                             66,384,578                61,721,673

SHAREHOLDERS' EQUITY
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at June 30, 1999 and December 31, 1998, respectively)                      --                        --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at June 30, 1999 and December 31, 1998, respectively)                     100                       100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at June 30, 1999 and December 31, 1998, respectively; 11,406,783 shares outstanding at June 30, 1999 and
         December 31, 1998, respectively)                                             125,254                   125,254
    Additional paid-in capital                                                             --                        --
    Accumulated deficit                                                            (5,977,456)               (5,418,275)
                                                                             ----------------          ----------------
                                                                                   (5,852,102)               (5,292,921)

    Treasury stock (1,118,640 common shares, at cost, as of
         June 30, 1999 and December 31, 1998, respectively)                          (456,271)                 (456,271)
    Notes receivable from officers and board members                                 (809,731)                 (809,731)
                                                                             ----------------          ----------------
                                     TOTAL SHAREHOLDERS' EQUITY                    (7,118,104)               (6,558,923)
                                                                             ----------------          ----------------
                                                                             $     59,266,474          $     55,162,750
                                                                             ================          ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended June 30
                                                   ------------------------------------------
                                                           1999                   1998
                                                   -------------------    -------------------
POWER GENERATION REVENUES                          $       10,230,357     $        9,546,950
                                                   -------------------    -------------------

COSTS AND EXPENSES:
     Operating expenses                                     5,955,940              4,889,564
     Lease expenses                                         5,613,036              5,683,982
     General and administrative expenses                      697,595                551,513
     Depreciation and amortization                             63,370                 73,049
                                                   -------------------    -------------------
                                                           12,329,941             11,198,108
                                                   -------------------    -------------------

OPERATING LOSS                                             (2,099,584)            (1,651,158)

OTHER INCOME (EXPENSE):
     Interest income                                           30,502                 40,199
     Interest expense                                         (84,298)              (115,459)
     Sale of NOx emission credits                                   0                      0
     Amortization of deferred gain                             77,102                 77,102
     Other income                                                   0                  2,595
                                                   -------------------    -------------------
                                                               23,306                  4,437
                                                   -------------------    -------------------

LOSS BEFORE INCOME TAXES                                   (2,076,278)            (1,646,721)

INCOME TAX BENEFIT                                            851,000                683,000
                                                   -------------------    -------------------

NET LOSS                                           $       (1,225,278)    $         (963,721)
                                                   ===================    ===================

BASIC AND DILUTED LOSS PER
      COMMON SHARE                                 $            (0.11)    $            (0.08)
                                                   ===================    ===================

DIVIDENDS PAID OR PAYABLE
     Common shares                                 $          171,102     $          342,203
     Preferred shares                                           1,250                  1,250
                                                   ===================    ===================
                                                   $          172,352     $          343,453
                                                   ===================    ===================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                                 $            0.015     $            0.030
                                                   ===================    ===================

                                                            Six Months Ended June 30
                                                   -------------------------------------------
                                                           1999                    1998
                                                   -------------------    --------------------
POWER GENERATION REVENUES                          $       22,577,360     $        21,725,437
                                                   -------------------    --------------------

COSTS AND EXPENSES:
     Operating expenses                                    10,870,437               9,438,248
     Lease expenses                                        11,241,488              11,721,816
     General and administrative expenses                    1,376,992               1,096,592
     Depreciation and amortization                            126,739                 146,086
                                                   -------------------    --------------------
                                                           23,615,656              22,402,742
                                                   -------------------    --------------------

OPERATING LOSS                                             (1,038,296)               (677,305)

OTHER INCOME (EXPENSE):
     Interest income                                           60,107                  93,228
     Interest expense                                        (169,181)               (234,851)
     Sale of NOx emission credits                             629,720                       0
     Amortization of deferred gain                            154,205                 154,205
     Other income                                                 (32)                  2,595
                                                   -------------------    --------------------
                                                              674,819                  15,177
                                                   -------------------    --------------------

LOSS BEFORE INCOME TAXES                                     (363,477)               (662,128)

INCOME TAX BENEFIT                                            149,000                 279,000
                                                   -------------------    --------------------

NET LOSS                                           $         (214,477)    $          (383,128)
                                                   ===================    ====================

BASIC AND DILUTED LOSS PER
      COMMON SHARE                                 $            (0.02)    $             (0.03)
                                                   ===================    ====================

DIVIDENDS PAID OR PAYABLE
     Common shares                                 $          342,204     $           684,407
     Preferred shares                                           2,500                   2,500
                                                   -------------------    --------------------
                                                   $          344,704     $           686,907
                                                   ===================    ====================

DIVIDENDS PAID OR PAYABLE PER
      COMMON SHARE                                 $            0.030     $             0.060
                                                   ===================    ====================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended June 30
                                                                  --------------------------------------
                                                                         1999                  1998
                                                                  ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $      (214,477)      $      (383,128)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                   126,739               146,086
          Deferred income taxes                                            (3,000)              (83,000)
          Amortization of deferred gain                                  (154,205)             (154,205)
          Accrued power generation revenues                            (3,882,815)           (4,012,055)
          Accrued lease expenses                                        3,882,815             4,012,055
          Changes in operating assets and liabilities:
               Decrease in receivable from utility                      1,138,631             1,566,511
               Decrease in other current assets                            71,903                78,650
               Increase in other assets                                    (2,336)               (4,248)
               Increase (decrease) in accounts payable and
                   accrued expenses                                     1,591,866              (944,609)
               Increase in long-term liabilities                            5,700                 5,669
               Decrease in maintenance reserve                           (659,371)             (154,493)
                                                                  ----------------      ----------------
                     Net cash provided by operating activities          1,901,450                73,233
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                       20,766                19,174
    Increase in restricted cash                                        (1,079,341)             (481,898)
    Property, plant and equipment expenditures                            (64,551)               (5,195)
                                                                  ----------------      ----------------
                   Net cash used in investing activities               (1,123,126)             (467,919)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                    (173,602)          (10,610,809)
    Net borrowings under working capital loan                             333,307               552,784
    Repayment of secured promissory notes payable and
         other borrowings                                                (971,076)             (600,000)
                                                                  ----------------      ----------------
                  Net cash used in financing activities                  (811,371)          (10,658,025)
                                                                  ----------------      ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (33,047)          (11,052,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            362,416            12,092,273
                                                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       329,369       $     1,039,562
                                                                  ================      ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings (loss) per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings
(loss) per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following tables outline the calculations of basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 1999 and 1998.

                                                                 Income                   Shares                Per Share
                                                               (Numerator)             (Denominator)             Amounts
                                                          ------------------      --------------------      ---------------
Three Months Ended June 30, 1999:
---------------------------------
Loss available to shareholders                                   $(1,225,278)               11,406,783         $       (.11)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                 (1,226,528)               11,406,783                 (.11)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    113
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $(1,226,528)               11,406,896         $       (.11)
                                                          ==================      ====================      ===============

Three Months Ended June 30, 1998:
---------------------------------
Loss available to shareholders                                   $  (963,721)               11,406,783         $       (.08)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (964,971)               11,406,783                 (.08)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 28,360
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $  (964,971)               11,435,143         $       (.08)
                                                          ==================      ====================      ===============

-----------------------------------------------

                                                                  Loss                    Shares                Per Share
                                                               (Numerator)             (Denominator)             Amounts
                                                          ------------------      --------------------      ---------------
Six Months Ended June 30, 1999:
-------------------------------
Loss available to shareholders                                 $    (214,477)               11,406,783         $       (.02)
Effect of dividends to preferred stockholders                         (2,500)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (216,977)               11,406,783                 (.02)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                     57
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders            $    (216,977)               11,406,840         $       (.02)
                                                          ==================      ====================      ===============

Six Months Ended June 30, 1998:
-------------------------------
Loss available to shareholders                                 $    (383,128)               11,406,783         $       (.03)
Effect of dividends to preferred stockholders                         (2,500)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (385,628)               11,406,783                 (.03)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,594
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders            $    (385,628)               11,429,377         $       (.03)
                                                          ==================      ====================      ===============


NOTE C -- NEW ACCOUNTING STANDARD
---------------------------------

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge to the exposure to variable cash flows of a forecasted transaction. The Lessor of the Scrubgrass Project has entered into certain interest rate swaps with financial institutions that may meet the definition of derivative instruments under SFAS No. 133. The Company will be required to adopt SFAS No. 133 by January 1, 2001 and is presently assessing whether the adoption of SFAS No. 133 will have any impact on its Consolidated Financial Statements.


NOTE D --  NON-CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------

     The Company made certain machinery and equipment modifications to the Scrubgrass facility during the three months ended June 30, 1999 for $462,767 which were considered non-cash investing activities because they were included in accounts payable and accrued expenses as of June 30, 1999.

NOTE E  -- SUBSEQUENT EVENT
---------------------------

     In July 1999, the Company and the Lessor of the Scrubgrass Project ("the Plaintiffs"), jointly entered into a Settlement Agreement with Pennsylvania Electric Company ("PENELEC") to terminate an ongoing litigation. The Settlement Agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the Settlement Agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the Settlement Agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at the rates set forth in the Power Purchase Agreement, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the Settlement Agreement to pay for future net deliveries of electric energy at the rates set forth in the Power Purchase Agreement subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of June 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were $3,379,816 and $436,632, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from July 1, 1999 to the Effective Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchasers' obligations for the sale. The Company sold its development rights and real estate for the Milesburg Project on August 26, 1997 to the utility which had contracted to purchase electricity from such project pursuant to an agreement which was finalized on December 5, 1997. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 1999 with the results of operations for the three and six months ended June 30, 1998. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

     This Quarterly Report on Form 10-Q contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "--Certain Factors That May Affect Future Results".

Results of Operations

     Net loss amounted to $1,225,278 (11 cents per share) and $214,477 (2 cents per share) for the three and six months ended June 30, 1999, respectively, as compared to a net loss of $963,721 (8 cents per share) and $383,128 (3 cents per share) for the three and six months ended June 30, 1998, respectively. The reasons for the changes in the Company's results of operations for the three and six months ended June 30, 1999 from the results of operations for the three and six months ended June 30, 1998 are discussed in more detail in the following sections.

Revenues

     Power generation revenues for the six months ended June 30, 1999 amounted to $22,577,360 as compared to $21,725,437 for the six months ended June 30, 1998 and all pertained to the Scrubgrass Project. The overall increase in power generation revenues during the first half of 1999 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement. This increase was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $3,882,815 and $4,012,055 for the six months ended June 30, 1999 and June 30, 1998, respectively. The Scrubgrass Project operated at 83.7% of its capacity for the first half of 1999 as compared to 83.3% for the first half of 1998. As such, the capacity factor did not materially affect the comparison for these periods.

     Power generation revenues amounted to $10,230,357 and $9,546,950 for the three months ended June 30, 1999 and June 30, 1998, respectively. The increase in power generation revenues during the three months ended June 30, 1999 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and an increase in the capacity rate billed during this period when compared to the same period in 1998. During the three months ended June 30, 1999, the Scrubgrass Project operated at 73.7% of its capacity as compared to 69.6% for the same period in 1998. The second quarter capacity rates were primarily affected by the following two factors. First, the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 1999 and 1998. During the 1999 and 1998 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 13 days and 14 days, respectively, to perform scheduled maintenance procedures. Second, the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 3 days and 11 days outside of the scheduled outage timeframes during the second quarters of 1999 and 1998, respectively. The aforementioned increase in power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $1,941,410 and $2,006,028 for the three months ended June 30, 1999 and June 30, 1998, respectively.

Operating expenses

     Operating expenses for the six months ended June 30, 1999 amounted to $10,870,437, as compared to $9,438,248 for the six months ended June 30, 1998 and all pertained to the Scrubgrass Project. The overall increase during the first half of 1999 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs and higher operator fees in 1999 as a result of cost escalations in certain operating and supply agreements. Second, pursuant to the terms of the Operations and Maintenance Agreement, the operator of Scrubgrass Project passed along certain increases in its labor and related costs to the Company. Third, as discussed in more detail in the following paragraph, the Company incurred higher maintenance expenses in 1999 to perform repairs during the planned maintenance outage and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. Fourth, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during 1998 by comparison to 1999. The aforementioned increases in operating expenses were offset in part by a decrease in 1999 standby power expenses. The Company's standby power expenses were higher in 1998 because the Company had more unscheduled outages in 1998 and therefore had more occasions to seek its internal power from alternative sources.

     Operating expenses for the three months ended June 30, 1999 amounted to $5,955,940 as compared to $4,889,564 for the three months ended June 30, 1998. Similar to the discussion in the previous paragraph, the second quarter comparison was affected by the same changes in fuel, operator fees, labor and related costs, maintenance and standby power expenses. However, because the modifications to the financing contract with the generator manufacturer were reported in the first quarter of 1998, this change did not effect the second quarter comparison. Furthermore, it is important to point out that the 1999 increase in maintenance expenses occurred mostly in the second quarter. The Company spent $2,477,590 and $898,300 for planned maintenance outage expenses during the three months ended June 30, 1999 and June 30, 1998, respectively, of which $1,198,490 and $342,847 were considered major equipment overhauls and funded from major maintenance reserves as of June 30, 1999 and June 30, 1998, respectively. Planned maintenance outage expenses are performed on a schedule which differs from year to year. The selection of equipment for service and/or replacement each year depends on factors such as expected wear and tear and recommendations made by the equipment manufacturer. The Company's policy is to expense planned maintenance outage expenses in the year incurred for items which do not meet the definition of a major equipment overhaul. Because of their long-term nature, the Company records the expense of major equipment overhauls to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls.

Lease expenses

     Lease expenses for the six months ended June 30, 1999 amounted to $11,241,488 as compared to $11,721,816 for the six months ended June 30, 1998 and all pertained to the Scrubgrass Project. The overall decrease in lease expenses during the first half of 1999 is primarily attributable to the following two reasons. First, favorable interest rates decreased the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Second, the Company realized a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under Scrubgrass lease which amounted to $3,882,815 and $4,012,055 for the six months ended June 30, 1999 and June 30, 1998, respectively. The aforementioned decreases in lease expense were offset in part by scheduled increases in the base rent paid to the Lessor.

     Lease expenses for the three months ended June 30, 1999 and June 30, 1998 amounted to $5,613,036 and $5,683,982, respectively. Similar to the discussion in the previous paragraph, a comparison of the lease expenses during the three months ended June 30, 1999 to the same period in 1998 would show decreases due to favorable interest rates and lower straight-line lease expenses which decreases were offset in part by increases in the base rents paid to the Lessor. However, due to the timing of when cash flows became available for distribution from the Scrubgrass Project, the Company realized an increase in additional rent paid to the Lessor during the three months ended June 30, 1999 by comparison to the same period in 1998 which offset most of the second quarter decrease in lease expenses. Since there was a decrease in additional rent paid to the Lessor during the first quarter of 1999 by comparison to the same period in 1998, this change did not materially affect the previous six month comparison of lease expenses.

General and administrative expenses

     General and administrative expenses for the three and six months ended June 30, 1999 amounted to $697,595 and $1,376,992, respectively, as compared to $551,513 and $1,096,592 for the three and six months ended June 30, 1998. The overall increases in general and administrative expenses during both the three and six months ended June 30, 1999 by comparison to the same periods in 1998 are primarily attributable to the following reasons. First, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor and related costs to the Company and because certain contract matters required more management attention during 1999. Second, the Company incurred pension expense in 1999 for a defined benefit pension plan which was established in December 1998 for which there was no pension expense reported during the the six months ended June 30, 1998. Third, since legal efforts for both of its litigations accelerated in 1999, the Company incurred significant increases in legal expenses during 1999 by comparison to 1998. However, such increases in general and administrative expenses were offset in part by reductions in executive salaries during the three and six months ended June 30, 1999 by comparison to the same periods in 1998 which are described in the following paragraph.

     As discussed under the Caption "1999 Outlook - General and Administrative Expenses", two of the Company's executive officers repaid in December 1998 a portion of their annual salaries which is expected to result in an increase in annual executive salaries for 1999 by comparison to 1998 since the officers are not expected to make similar repayments in 1999. However, because the 1998 salary repayments were not made until December 1998, the results of operations for the three and six months ended June 30, 1998 include executive officer salaries at their original levels before the salary repayments. As such, since the annual 1999 salaries for such executive officers were reduced from their original annual 1998 salaries, executive salaries were reduced during the three and six months ended June 30, 1999 by comparison to the same periods in 1998.

Other income (expense)

     Interest expense for the three and six months ended June 30, 1999 amounted to $84,298 and $169,181, respectively, as compared to $115,459 and $234,851 for the three and six months ended June 30, 1998, respectively. The overall decreases in interest expense during both the three and six months ended June 30, 1999 by comparison to the same periods in 1998 are primarily attributable to reductions in interest rates and reductions in the outstanding borrowings under the 1997 term credit facility relating to the Scrubgrass Project which is reducing in $600,000 increments every six months through July 2000.

     Sale of NOx emission credits amounted to $629,720 for the six months ended June 30, 1999 and represented the aggregate proceeds received in February 1999 from sales of Nitrogen Oxide

Ozone Transport Region Budget Allowances ("NOx Credits"). The sale of NOx Credits is discussed further under "--Liquidity and Capital Resources - Cash Flow Outlook".

Income Tax Benefit

     Income tax benefit for the three and six months ended June 30, 1999 amounted to $851,000 and $149,000, respectively, as compared to $683,000 and $279,000 for the three and six months ended June 30, 1998. The income tax benefit reported for the three and six months ended June 30, 1999 changed from the comparable periods in 1998 primarily due to associated changes in the loss before income taxes. The effective income tax rate for 1999 is currently projected to be approximately 41% which is consistent with rate reported for the comparative periods in 1998. The Company's effective income tax rate projections vary primarily because of changes in the allocation of taxable income between state taxing jurisdictions.

1999 Outlook

     With a view towards the remainder of 1999, the Company expects to achieve operating earnings as a result of profits from Scrubgrass project operations and management of its corporate general and administrative expenses. The Company offers the following prospective information concerning significant components of its results of operations for the year ending December 31, 1999 ("Fiscal 1999") which are being compared to historical results of operations for the year ended December 31, 1998 ("Fiscal 1998"):

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

   Operating expenses - Operating expenses are expected to increase in Fiscal 1999 as a result of the following factors. First, the Company expects to incur a 4% average increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the Operations and Maintenance Agreement for the Scrubgrass Project and increases in personnel costs at the Scrubgrass plant. Second, because the Company expects improvements in the performance of the Scrubgrass facility for Fiscal 1999, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. Third, the Company expects to incur higher maintenance expenses in Fiscal 1999 for two reasons: 1) the Fiscal 1999 planned maintenance outage required more extensive repairs than the Fiscal 1998 planned maintenance outage and 2) the Company expects to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. However, since the Company is not projecting it will respond to as many equipment malfunctions during Fiscal 1999, the aforementioned increases in maintenances expenses are expected to be offset in part by lower maintenance expenses resulting from unscheduled shutdowns.

   Lease expenses - Lease expenses are expected to increase in Fiscal 1999 for the following reasons. First, the Company expects that higher contracted principal payments on the Lessor's term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in
   equity rents for the Scrubgrass Project in Fiscal 1999.   Third, due to
   projected increases in cash from Scrubgrass Project operations (See further discussion under "--Liquidity and Capital Resources - Cash Flow Outlook"), the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in Fiscal 1999. However, the Company has experienced improvements in its variable interest rates in recent months. Should recent interest rates remain consistent during Fiscal 1999, the Company would expect to incur a decrease in a portion of its lease expense due to reductions in the Lessor's loan costs that would be passed through to the Company in its facility lease expenses.

   General and administrative expenses - General and administrative expenses are expected to increase during Fiscal 1999 primarily as a result of increases in management fees for the Scrubgrass Project and increases in payroll expense for two of the Company's executive officers. During Fiscal 1998, such executive officers had repaid a portion of their annual salaries in an amount equal to the benefit they expected to receive from the Company's Fiscal 1998 contribution to its defined benefit pension plan. While the annual salaries for such executive officers is expected to be decreased by an aggregate of $100,000 during Fiscal 1999, such decrease is less than their aggregate salary repayments of $241,847 made during Fiscal 1998. Depending on the demands of the Company's two legal proceedings, the Company could also incur significant fluctuations in its professional fees and management costs which cannot be estimated at this time.

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

   Litigation recoveries - As of June 30, 1999, the Company is seeking to recover approximately $4.2 million owed by the Purchasers of the Sunnyside Project and the Company and the Lessor of the Scrubgrass Project are jointly seeking to recover approximately $3.8 million (of which 50% or approximately $1.9 million would be retained by the Lessor) owed by PENELEC, which recoveries are both the subject of legal proceedings. In July 1999, the Company and the Lessor of the Scrubgrass Project jointly entered into a Settlement Agreement with PENELEC which does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving such agreement in form and substance acceptable to PENELEC. Under the terms of the Settlement Agreement, if approved by the PAPUC, the Company and the Lessor of the Scrubgrass Project expect to recover their entire claim of approximately $3.8 million as of June 30, 1999. Furthermore, should the Sunnyside Project legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include additional interest, punitive damages and reimbursements for attorney's expenses. Any future recoveries from either of these legal proceedings would be recorded as additional income in the Company's Consolidated Statement of Operations. See "Part II. Other Information - Item 1. Legal Proceedings".

Recently Issued Accounting Standards

     See Note C to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.

Liquidity and Capital Resources

  Operating Activities

     The Company had cash provided by operating activities of $1,901,450 and $73,233 for the six months ended June 30, 1999 and June 30, 1998, respectively. During these periods, the Company's only sources of cash from operating activities were operating cash flows from the Scrubgrass Project and investment earnings.

     The Company had a net loss of $214,477 and $383,128 during the six months ended June 30, 1999 and June 30, 1998, respectively, which offset a portion of the Company's cash provided by operating activities. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's net loss for the six months ended June 30, 1999 to its net cash provided by operating activities.

   Depreciation and amortization - During the six months ended June 30, 1999, the Company recognized depreciation and amortization for its lease rights of $74,502, deferred financing costs of $37,968, machinery and equipment modifications of $10,932 and equipment and furniture of $3,337.

   Deferred gain, net - The Company's deferred gain, net, amounted to $5,242,982 as of June 30, 1999 as compared to $5,397,187 as of December 31, 1998. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

     The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 1999:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $5,460,233 as of June 30, 1999 as compared to $6,598,864 as of December 31, 1998 The decrease in receivable from utility as of June 30, 1999 is primarily attributable to a decrease in revenues during May 1999 as a result of the 1999 planned maintenance outage and several unscheduled shutdowns. However, the aforementioned decrease was offset in part by a 5% increase in certain rates billed to the utility in 1999 under the terms of the Scrubgrass power purchase agreement.

   Other current assets - The Company's other current assets amounted to $749,559 as of June 30, 1999 as compared to $821,462 as of December 31, 1998. The change in other current assets is largely due to seasonal decreases in fuel inventory and prepaid insurance.

   Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $7,928,322 as of June 30, 1999 as compared to $5,873,689 as of December 31, 1998. The increase as of June 30, 1999 is primarily attributable to the following reasons. First, due to the timing of the annual maintenance outage and vendor billing practices, a significant portion of the Company's $2,477,590 in annual maintenance outage expenses was paid in July 1999. As such, accounts payable and accrued expenses increased as of June 30, 1999 by comparison to December 31, 1998. Second, the Company made certain machinery and equipment modifications to the Scrubgrass Project during the three months ended June 30, 1999 for which $462,767 remained unpaid as of June 30, 1999 (See "Investing Activities - Restricted Cash"). Third, the Company's 1998 contribution to its defined benefit pension plan had not been funded as of June 30, 1999. As such, the accrued pension liability as of June 30, 1999 increased by the periodic pension cost for the six months ended June 30, 1999. Fourth, primarily due to the increases in certain 1999 operating expenses and general and administrative expenses discussed under "Results of Operations" above, the Company realized an increase in accounts payable and accrued expenses as of June 30, 1999. The overall increase was offset in part primarily by the following factors which decreased accounts payable and accrued expenses as of June 30, 1999 by comparison to December 31, 1998. First, due to its 1999 tax loss for the first half of 1999, the Company had lower corporate taxes payable as of June 30, 1999 by comparison to December 31, 1998. Second, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of June 30, 1999 included only six months of expense as compared to 12 months of expense as of December 31, 1998. Third, the Company had an additional rent accrual of $223,679 as of December 31, 1998. However, due to the effect of the annual maintenance outage on the cash flows of the Scrubgrass Project, there was no additional rent to accrue as of June 30, 1999.

   Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see "Investing Activities-Restricted Cash" below). The maintenance reserve decreased to $1,598,678 as of June 30, 1999 from $2,258,049 as of December 31, 1998 primarily due to expenditures of approximately $1.2 million for major equipment overhauls during the 1999 planned maintenance outage. This decrease was offset in part by scheduled reserves provided for the ongoing maintenance of the plant. As of June 30, 1999, the Company had unpaid expenditures of approximately $974,000 for major equipment overhauls which were included in its Accounts Payable and Accrued Expenses and which did not reduce the cash in the restricted major maintenance fund until the third quarter of 1999.

Investing Activities

     The Company used $1,123,126 and $467,919 in investing activities during the six months ended June 30, 1999 and June 30, 1998, respectively. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $20,766 and $19,174 from notes receivable related to the Scrubgrass Project during the six months ended June 30, 1999 and June 30, 1998, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $955,694 as of June 30, 1999, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes. "See Part II. Other Information - Item 1. Legal Proceedings" for further information about this litigation.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the six months ended June 30, 1999 and June 30, 1998, such deposits and interest thereon exceeded the payments for major equipment overhauls by $536,036 and $481,898, respectively. In February 1999, the Company received $629,720 from the sale of a portion of its NOx Credits (see the discussion under "--Cash Flow Outlook") and designated that $600,000 of such proceeds be used to purchase and install certain machinery related to the production of NOx Credits. Pending the purchase and installation of this machinery, the Company has invested such proceeds in a restricted cash account. As of June 30, 1999, the Company had $543,305 in restricted cash available for the installation of this machinery. During the six months ended June 30, 1999, the Company reported investment earnings of $7,856 and made capital expenditures of $64,551 related to the cash restricted for the installation of this machinery. As discussed under the caption "Operating Activities - Accounts Payable and Accrued Expenses", the Company made certain machinery and equipment modifications to the Scrubgrass Project during the three months ended June 30, 1999 for which $462,767 remained unpaid as of June 30, 1999. These expenditures decreased restricted cash during the third quarter of 1999.

   Property, plant and equipment - The Company invested $64,551 and $5,195 in property, plant and equipment expenditures during the six months ended June 30, 1999 and June 30, 1998, respectively. The 1999 expenditures were machinery and equipment modifications made at the Scrubgrass facility. The 1998 expenditures were primarily purchases of computer equipment for the Company's corporate office. The Company made certain additional machinery and equipment modifications to the Scrubgrass facility during the three months ended June 30, 1999 for $462,767 which were considered non-cash investing activities because they remained unpaid as of June 30, 1999.

 Financing Activities

     The Company utilized $811,371 and $10,658,025 in financing activities during the six months ended June 30, 1999 and June 30, 1998, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $342,204 (three cents per share) and $684,407 (six cents per share) during the six months ended June 30, 1999 and June 30, 1998, respectively, and had dividends payable of $171,102 and $342,203 as of June 30, 1999 and June 30, 1998,
   respectively. The Company also had dividends payable of $10,266,105 ( 90 cents per share) as of December 31, 1997 which were declared during the fourth quarter of 1997 and paid on January 7, 1998. As such, dividends paid for common stock amounted to $171,102 and $10,608,309 during the six months ended June 30, 1999 and six months ended June 30, 1998, respectively. The Company also paid dividends to its subsidiary's preferred stockholder of $2,500 during both the six months ended June 30, 1999 and six months ended June 30, 1998. As such, the Company paid total dividends of $173,602 and $10,610,809 during the six months ended June 30, 1999 and six months ended June 30, 1998, respectively.

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company increased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,389,664 as of December 31, 1998 to $2,722,971 as of June 30, 1999. The increase in the outstanding borrowings under Lessee Working Capital Loan is primarily due to the loss of revenues in May 1999 and increased expenses associated with the scheduled and and unscheduled shutdowns. See the further discussions above under the captions "Operating Activities - Accounts Payable and Accrued Expenses" and "Results of Operations -Revenues."

   Term Credit Facility - The Company, through advances from the Lessor, has a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project in June 1997 to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. The Company made payments to reduce this obligation by $950,000 and $600,000 during the six months ended June 30, 1999 and June 30, 1998, respectively to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated in the credit facility. The Company considers reductions in the outstanding borrowings until this term credit facility which are required within one year to be current liabilities. As such, the Company has classified $600,000 and $1,550,000 of this obligation in its Other Current Liabilities as of June 30, 1999 and December 31, 1998, respectively.

   Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,023,016 and $1,228,192, respectively as of June 30, 1999. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. Other Information - Item
   1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in 1998 and continue through 2005. The Company made payments of $21,076 and $-0- for the Scrubgrass Project obligation during the six months ended June 30, 1999 and June 30, 1998, respectively.

 Cash Flow Outlook

     During 1999, the Company expects that its principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in its Annual Report on Form 10-K for 1998, the Company is not able to receive cash from the Scrubgrass Project until all operating expenses, base lease payments (which include the Lessor's debt service), certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are first satisfied.

     As discussed under the caption "--Results of Operations - 1999 Outlook", the Company expects that the Scrubgrass Project will be profitable for Fiscal 1999 and will generate cash flows from its operating activities. Due primarily to an approximate 5% increase in the contracted rates under the Scrubgrass power purchase agreement and expected improvements in the performance of the Scrubgrass facility, the Company believes that such expected cash flows would exceed previous 1998 levels. Nevertheless, the Company anticipates that its expected cash flows in Fiscal 1999 would continue to be affected by debt and maintenance reserve repayments. According to the terms of certain Scrubgrass Project obligations, the Company will be required to reduce the outstanding balance of its term credit facility in Fiscal 1999 by $1,550,000 and will be required to make installment payments in Fiscal 1999 aggregating $60,695 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will also be required to make additional scheduled deposits of $82,275 in Fiscal 1999 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed in its Annual Report on Form 10-K for Fiscal 1998, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in Fiscal 1999 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments. During Fiscal 1998, the Company received distributions of $1,371,690 from the Scrubgrass Project. During the six months ended June 30, 1999, the Company has received distributions from the Scrubgrass Project of $637,364. Due to restrictions in certain operating agreements, cash was not expected to be distributed as quickly from the Scrubgrass Project during the first half of 1999 when compared to same period in 1998. However, as discussed above, the Company presently expects that distribution levels will increase in the latter part of Fiscal 1999 and that aggregate Fiscal 1999 distributions will exceed distributions for Fiscal 1998.

     During December 1998 and January 1999, the Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). Each year, the Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") grant NOx Credits to the Company based on numerous factors which pertain to the design and operation of the Scrubgrass facility. The NOx Credits establish the quantity (in tons) of nitrogen oxide that the Scrubgrass facility can emit into the environment before the Company will be fined by the EPA. During Fiscal 1999, the Company plans to install machinery, with a cost of approximately $600,000, which is expected to significantly lower the quantity of nitrogen oxide which the Scrubgrass facility would emit into the environment. As such, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with EPA standards. Because NOx Credits are transferable and marketable, the Company contracted to sell 839 tons of its projected available NOx Credits which it anticipates may not be required to comply with EPA standards. However, the Company was recently notified by the Regional Authorities that 111 tons of its projected available NOx Credits would not be certified and, accordingly, the Company terminated the sales contracts associated with such NOx Credits. Through June 30, 1999, the Regional Authorities have certified 182 tons of NOx credits and the Company has collected proceeds from sales of NOx Credits of $629,720, from which $600,000 has been designated to purchase and install the machinery discussed above. The Company is currently awaiting certification of the remaining 546 tons of its projected available NOx Credits. The Company currently expects to receive aggregate proceeds from sales of the remaining 546 tons of anticipated NOx Credits of $1,161,888 through 2000.

     In July 1999, the Company and the Lessor of the Scrubgrass Project ("the Plaintiffs"), jointly entered into a Settlement Agreement with Pennsylvania Electric Company ("PENELEC") to terminate an ongoing litigation (see "Part II. Other Information - Item 1. Legal Proceedings"). The Settlement Agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the Settlement Agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the Settlement Agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at the rates set forth in the Power Purchase Agreement, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%.

PENELEC also agreed in the Settlement Agreement to pay for future net deliveries of electric energy at the rates set forth in the Power Purchase Agreement subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of June 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were $3,379,816 and $436,632, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from July 1, 1999 to the Effective Date. If the Settlement Agreement is approved by the PAPUC, PENELEC would be required to remit such payment to the Scrubgrass Project within 20 days from the Effective Date. The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to the Company or the Lessor. The Company and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project. Notwithstanding any restrictions on distributions from the Scrubgrass Project, the Settlement Agreement, if approved, is expected to materially enhance the Company's existing and future results of operations and financial position.

     As of June 30, 1999, the Company is seeking to recover approximately $4.2 million owed by the Purchasers of SCA (See "Part II. - Other Information - Item
1. Legal Proceedings"). In addition, the Company is seeking financial recoveries which include additional interest, punitive damages and/or reimbursements for attorney's expenses. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, it could materially enhance the Company's financial position. However, there can be no assurance if or when the Company will resolve or settle this legal proceeding.

     In September 1998, the Company filed its 1997 corporate tax returns which clarified its corporate tax position. Prior to 1997, the Company had substantial net operating loss carryforwards which sheltered the Company from paying Federal and certain state corporate taxes during its profitable periods. However, primarily as a result of the 1997 Milesburg Project sale, the Company had substantial taxable income in 1997 which utilized all of the Company's previous net operating loss carryforwards. As such, for tax years beginning in 1997, the Company's cash flows have been negatively effected by the payment of significant Federal and state corporate taxes. Presently, the Company is reviewing its corporate tax position and is considering tax strategies which could mitigate the effect that corporate taxes are expected to have on its future cash flows. In recent periods, the payment of corporate taxes has significantly reduced the Company's cash available for shareholder distributions and was a significant component in the decision in September 1998 to reduce the Company's quarterly dividend amount from 3 cents per share to 1.5 cents per share.

     The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. The Scrubgrass power purchase agreement has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the Company is involved in settlement discussions with PENELEC regarding its legal proceeding and has entered into contracts for the sale of NOx Credits which could both materially enhance the anticipated increases in the Company's results of operations and cash flows. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the 1997 extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements. See the further discussions under "--Certain Factors That May Affect Future Results" below.

Year 2000 Readiness

  General

     The Company continues to address the issue of Year 2000 Readiness ("the Y2K Project") and is proceeding on a schedule designed to complete the Y2K Project before the end of 1999. In 1997, the Company began establishing procedures to assess the risks associated with the Y2K Project. The Company's procedures to assess the risks of the Y2K Project have included an inventory of stand-alone hardware and software ("IT Systems"), an inventory of all system components embedded in the Scrubgrass plant operating control systems ("Non-IT Systems"), the identification of critical vendors, customers and business partners, the testing of both IT Systems and Non-IT systems and a solicitation of responses from all critical vendors, customers and business partners indicating their readiness for the Year 2000.

     Presently, the Company has completed its testing of IT Systems and Non-IT Systems. Based on the results of these tests, the Company has identified IT Systems and components of Non-IT Systems which are not Year 2000 compliant. With respect to IT systems, the Company has either already upgraded such systems or has placed orders to upgrade such systems in the near future. As far as Non-IT Systems, the Company has already upgraded all systems except for its continuing emissions monitoring system (CEMS). The Company is presently awaiting information from the manufacturer of the CEMS who is expected upgrade the CEMS with a Year 2000 compliant version in the near future.

     Due to the completion of effective contingency plans for all non-compliant systems and services, the Scrubgrass facility has achieved a "Y2K Ready" certification. The Scrubgrass facility has achieved "Y2K Compliant" status for all systems except for the CEMS.

     The Company has made substantial progress in securing responses from most critical vendors, and business partners indicating their readiness for Year 2000. Based on the responses received to date, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business.

     Costs

     The Company does not expect that the total costs to remediate Year 2000 issues would be material to its financial position. The Company has incurred cumulative costs to remediate Year 2000 issues of approximately $194,000 through June 30, 1999. The Company estimates that it will incur additional costs of approximately $16,000 to remediate Year 2000 issues. The Company expects to fund such costs from its operating cash flows.

     Risks and Contingency Plans

     The Company believes that it has established a viable plan designed to ensure that the Y2K Project is completed prior to the year 2000. However, in connection with its Y2K Project, the Company has also developed a contingency plan for all mission critical items that have not been certified and tested as Year 2000 compliant which describes the steps the Company would take if the Y2K Project is not completed as planned. The Y2K Project efforts are ongoing and the Company will endeavor to update the Y2K Project activities and its contingency plans as new information becomes available.

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

  Ownership of Single Operating Asset

     The Company owns a 22 year leasehold interest in the Scrubgrass Project, an approximate 83 Mw (net) waste-coal fired electric generating facility located in Pennsylvania, the lease for which commenced on June 30, 1994. Presently, all the Company's operating revenues are attributable to power generation from the Scrubgrass Project. Accordingly, the Company's operations are largely dependent upon the successful and continued operation of the Scrubgrass Project. In particular, if the Scrubgrass Project experiences unscheduled shutdowns of significant duration, the Company's results of operations will be adversely affected.

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

  Legal Proceedings

     As discussed in "Part II. - Other Information - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $955,694, respectively as of June 30, 1999. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

     As discussed in "Part II. - Other Information - Item 1. Legal Proceedings", the Company has been involved in a legal proceeding with PENELEC since October 1995 whereby, among other complaints, the Company alleges that PENELEC has failed to pay the Lessor and the Company contract rates for power in excess of 80 MW produced by the Scrubgrass facility. The Company has recently entered into a settlement agreement with PENELEC to resolve this litigation which, if approved by the Pennsylvania Public Utility, could significantly improve the Company's results of operations and financial position. However, there can be no assurance that the Pennsylvania Public Utility Commission would approve this settlement.

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $5,977,456 as of June 30, 1999. While the Company was profitable from operating activities during 1998, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

                                                Balance at                                       Matures
     Description of the Obligation              6/30/99           Interest Rate                  Through
---------------------------------------------------------------------------------------------------------------------
 Lessor debt obligations:
     Variable-rate tax exempt bonds            $135,600,000      Quoted Tax Exempt Bond Rate      2012
     Variable rate term loan                     15,602,585      Fixed swap rate of 6.4225%       2005
     Variable rate term loan                     10,396,808      LIBOR rate plus 1.250%           2004
     Fixed rate junior subordinated debt            175,077      8%                               1999

 The Company's debt obligations:
     Variable rate working capital loan           2,722,971      LIBOR rate plus 1.125%       Revolving
     Variable rate term loan                      1,228,192      LIBOR rate plus 1.250%           2004
     Variable rate term credit facility           1,200,000      LIBOR rate plus 1.125%           2000

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

Competition

     The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC would seek to renegotiate the terms of the Scrubgrass power purchase agreement (see further discussion under the caption "Energy Regulation"), the Company does not believe the Scrubgrass Project would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the Scrubgrass power purchase agreement switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the Scrubgrass power purchase agreement create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

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

Short-term investments - The Company invests cash balances which are in excess
----------------------
of its normal operating requirements in short term investments generally with maturities of 3 months or less. Because of the short duration of these investments, the Company does not believe its short-term investments are subject to material market risk.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings

Scrubgrass Project

     On October 11, 1995, the Company and the Lessor of the Scrubgrass Project (collectively the "Plaintiffs"), filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania (the "Court") seeking damages for certain alleged breaches of the power purchase agreement entered into between Scrubgrass Power Corporation, a predecessor to the Plaintiffs, and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC has failed to pay contract rates for energy produced by the Scrubgrass facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Scrubgrass facility. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. In September 1996, the Plaintiffs elected to resume the litigation in the Court while PENELEC continued to pay for all energy in excess of 80 MW in any hour at a rate equal to 90% of a market based rate.

     In July 1999, after considerable litigation which resulted in several Court decisions in favor of the Plaintiffs, the Plaintiffs jointly entered into a Settlement Agreement with PENELEC to terminate the ongoing litigation. The Settlement Agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the Settlement Agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the Settlement Agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at the rates set forth in the Power Purchase Agreement, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the Settlement Agreement to pay for future net deliveries of electric energy at the rates set forth in the Power Purchase Agreement subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate.

     As of June 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were $3,379,816 and $436,632, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from July 1, 1999 to the Effective Date. If the Settlement Agreement is approved by the PAPUC, PENELEC would be required to remit such payment to the Scrubgrass Project within 20 days from the Effective Date. The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to EPC or the Lessor. EPC and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project.

Sunnyside Project

     On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on June 27, 1996, December 21, 1998, and March 17, 1999 against EPC and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $955,694, respectively at June 30, 1999. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby the denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On June 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the

Power Purchase Agreement. The Court has not yet rendered a decision on such motion. On February 12, 1999, the Plaintiffs also filed a Motion for Partial Summary Judgment wherein the Plaintiffs allege that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against Pacificorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' Motion for Partial Summary Judgment and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserts that the claim on which the Plaintiffs move for partial summary judgment should be dismissed as a matter of law. Briefing on the Plaintiffs' and the Company's cross motions for partial summary judgment is completed and a hearing on the cross motions is expected to be held by the Court in the early fall. Discovery remains ongoing.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on Monday June 28, 1999, the following actions were submitted to a vote of security holders:

1. The Company elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:


                                Number of Shares
                                ----------------

                                              Withheld
     Elected Director             For         Authority
     ----------------             ---         ---------

     Joseph E. Cresci          11,146,676      66,353
     Donald A. Livingston      11,146,676      66,353
     Peter J. Blampied         11,146,676      66,353
     Edward B. Koehler         11,146,676      66,353
     Robert I. Weisberg        11,146,676      66,353


2. The Company ratified the selection of the firm Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 1999. The results of the voting were as follows:


     Result                   Number of Shares
     ------                   ----------------

     For                            11,188,243
     Against                             6,349
     Abstain                            18,437


ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


August 12, 1999                        /s/ William D. Linehan
                                       --------------------------------------
                                       William D. Linehan
                                       Treasurer and
                                       Chief Financial Officer
                                       (principal accounting officer
                                       and authorized officer)