Form 10-Q
period 1999-09-30
ENVIRONMENTAL POWER CORP
filed 1999-11-15
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended  September 30, 1999
                                 -----------------------------------------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from __________________ to _______________

         Commission file number   0-15472
                                ------------------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

             Delaware                                           04-2782065
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                 Number of shares of Common Stock outstanding

                   at November 12, 1999   11,406,783 shares

                     The Exhibit Index appears on Page 33.

                         Total number of pages is 34.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                      Page No.
                                                                                                    --------
     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as
     of September 30, 1999 (unaudited) and December 31, 1998......................................     2

     Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine
     Months Ended  September 30, 1999 and September 30, 1998......................................     3


     Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months
     Ended September 30, 1999 and September 30, 1998  ............................................     4


     Notes to Condensed Consolidated Financial Statements.........................................    5-7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations...................................................................................    8-30


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................   30-31



PART II.  OTHER INFORMATION



     Item 1.         Legal Proceedings............................................................   31-33

     Item 6.         Exhibits and Reports on Form 8-K.............................................     33

     Signatures      .............................................................................     34

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30            December 31
                                                                                 1999                    1998
                                                                           ----------------        ----------------
                                                                              (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $        221,936        $        362,416
 Restricted cash                                                                    265,081                 797,922
 Receivable from utility                                                          7,158,484               6,598,864
 Notes receivable                                                                    14,599                  42,376
 Other current assets                                                               839,804                 821,462
                                                                           ----------------        ----------------
                              TOTAL CURRENT ASSETS                                8,499,904               8,623,040

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                817,252                  94,755

DEFERRED INCOME TAX ASSET                                                         1,815,561               1,826,561

LEASE RIGHTS, NET                                                                 2,496,762               2,608,515

NOTES RECEIVABLE                                                                         --                   3,686

ACCRUED POWER GENERATION REVENUES                                                47,210,723              41,386,500

OTHER ASSETS                                                                        571,572                 619,693
                                                                           ----------------        ----------------

                                                                           $     61,411,774        $     55,162,750
                                                                           ================        ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                     $      7,107,723        $      5,873,689
 Dividends payable on common stock                                                  171,102                      --
 Other current liabilities                                                        3,779,261               3,939,664
                                                                           ----------------        ----------------
                              TOTAL CURRENT LIABILITIES                          11,058,086               9,813,353

DEFERRED GAIN, NET                                                                5,165,879               5,397,187

SECURED PROMISSORY NOTES PAYABLE
 AND OTHER BORROWINGS                                                             2,854,058               2,866,584

ACCRUED  LEASE  EXPENSES                                                         47,210,723              41,386,500

MAINTENANCE RESERVE                                                               1,706,986               2,258,049
                                                                           ----------------        ----------------
                              TOTAL LIABILITIES                                  67,995,732              61,721,673

SHAREHOLDERS' EQUITY:
 Preferred Stock ($.01 par value; 1,000,000 shares authorized; no
  shares issued at September 30, 1999 and December 31, 1998, respectively)               --                      --
 Preferred Stock (no par value, 10 shares authorized; 10 shares
  issued at September 30, 1999 and December 31, 1998, respectively)                     100                     100
 Common Stock ($.01 par value; 20,000,000 shares authorized;
  12,525,423 shares issued at September 30, 1999 and December 31, 1998, respectively; 11,406,783 shares outstanding at September 30, 1999 and
  December 31, 1998, respectively)                                                  125,254                 125,254
 Additional paid-in capital                                                              --                      --
 Accumulated deficit                                                             (5,443,310)             (5,418,275)
                                                                           ----------------        ----------------
                                                                                 (5,317,956)             (5,292,921)

 Treasury stock (1,118,640 common shares, at cost, as of
  September 30, 1999 and December 31, 1998, respectively)                          (456,271)               (456,271)
 Notes receivable from officers and board members                                  (809,731)               (809,731)
                                                                           ----------------        ----------------
                              TOTAL SHAREHOLDERS' EQUITY                         (6,583,958)             (6,558,923)
                                                                           ----------------        ----------------

                                                                           $     61,411,774        $     55,162,750
                                                                           ================        ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended September 30                 Nine Months Ended September 30
                                        ----------------------------------------        ----------------------------------------
                                              1999                    1998                    1999                    1998
                                        ----------------        ----------------        ----------------        ----------------
POWER GENERATION REVENUES               $     12,918,259        $     11,820,273        $     35,495,619        $     33,545,710
                                        ----------------        ----------------        ----------------        ----------------

COSTS AND EXPENSES:
     Operating expenses                        5,330,512               4,875,561              16,200,949              14,313,809
     Lease expenses                            5,724,732               5,579,583              16,966,220              17,301,399
     General and administrative expenses         556,470                 550,397               1,933,462               1,646,989
     Depreciation and amortization               113,658                  69,693                 240,397                 215,779
                                        ----------------        ----------------        ----------------        ----------------
                                              11,725,372              11,075,234              35,341,028              33,477,976
                                        ----------------        ----------------        ----------------        ----------------

OPERATING INCOME                               1,192,887                 745,039                 154,591                  67,734

OTHER INCOME (EXPENSE):
     Interest income                              27,761                  34,506                  87,868                 127,734
     Interest expense                           (106,370)               (122,313)               (275,551)               (357,164)
     Sale of NOx emission credits                      0                       0                 629,720                       0
     Amortization of deferred gain                77,103                  77,103                 231,308                 231,308
     Other income                                  6,117                  10,847                   6,085                  13,442
                                        ----------------        ----------------        ----------------        ----------------
                                                   4,611                     143                 679,430                  15,320
                                        ----------------        ----------------        ----------------        ----------------

INCOME BEFORE INCOME TAXES                     1,197,498                 745,182                 834,021                  83,054

INCOME TAX EXPENSE                              (491,000)               (308,000)               (342,000)                (29,000)
                                        ----------------        ----------------        ----------------        ----------------

NET INCOME                              $        706,498        $        437,182        $        492,021        $         54,054
                                        ================        ================        ================        ================

BASIC AND DILUTED EARNINGS PER
       COMMON SHARE                     $           0.06        $           0.04        $           0.04        $           0.00
                                        ================        ================        ================        ================

DIVIDENDS PAID OR PAYABLE:
     Common shares                      $        171,102        $        171,102        $        513,306        $        855,509
     Preferred shares                              1,250                   1,250                   3,750                   3,750
                                        ----------------        ----------------        ----------------        ----------------
                                        $        172,352        $        172,352        $        517,056        $        859,259
                                        ================        ================        ================        ================

DIVIDENDS PAID OR PAYABLE PER
       COMMON SHARE                     $          0.015        $          0.015        $          0.045        $          0.075
                                        ================        ================        ================        ================

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended September 30
                                                                      --------------------------------
                                                                           1999               1998
                                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $     492,021      $      54,054
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                          240,397            215,779
     Deferred income taxes                                                   11,000           (256,000)
     Amortization of deferred gain                                         (231,308)          (231,308)
     Accrued power generation revenues                                   (5,824,223)        (6,018,083)
     Accrued lease expenses                                               5,824,223          6,018,083
     Changes in operating assets and liabilities:
       (Increase) decrease in receivable from utility                      (559,620)           314,723
       (Increase) decrease in other current assets                          (18,342)            97,134
       Increase in other assets                                              (5,474)            (7,654)
       Increase (decrease) in accounts payable and
           accrued expenses                                               1,234,034           (797,842)
       Increase in long-term liabilities                                      8,550              8,519
       (Decrease) increase in maintenance reserve                          (551,063)           125,082
                                                                      -------------      -------------
          Net cash provided by (used in) operating activities               620,195           (477,513)
                                                                      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the collection of notes receivable                           31,463             29,052
  Decrease (increase) in restricted cash                                    532,841           (212,319)
  Property, plant and equipment expenditures                               (797,546)            (5,197)
                                                                      -------------      -------------
          Net cash used in investing activities                            (233,242)          (188,464)
                                                                      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend payments                                                        (345,954)       (10,954,262)
  Net borrowings under working capital loan                                 789,597            494,332
  Repayment of secured promissory notes payable and
     other borrowings                                                      (971,076)          (600,000)
                                                                      -------------      -------------
          Net cash used in financing activities                            (527,433)       (11,059,930)
                                                                      -------------      -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (140,480)       (11,725,907)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              362,416         12,092,273
                                                                      -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     221,936      $     366,366
                                                                      =============      =============

See notes to condensed consolidated financial statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

     The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following tables outline the calculations of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998.

                                                                 Income                   Shares                Per Share
                                                               (Numerator)             (Denominator)             Amounts
                                                               -------------           ---------------      ----------------

Three Months Ended September 30, 1999:
-------------------------------------
Income available to shareholders                                    $706,498                11,406,783                  $.06
Effect of dividends to preferred stockholders                         (1,250)
                                                                ------------            --------------       ---------------
Basic EPS - income available to common shareholders                  705,248                11,406,783                   .06
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,060
                                                                ------------            --------------       ---------------
Diluted EPS - income available to common shareholders               $705,248                11,407,843                  $.06
                                                                ============            ==============       ===============

Three Months Ended September 30, 1998:
-------------------------------------
Income available to shareholders                                    $437,182                11,406,783                  $.04
Effect of dividends to preferred stockholders                         (1,250)
                                                                ------------            --------------       ---------------
Basic EPS - income available to common shareholders                  435,932                11,406,783                   .04
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,597
                                                                ------------            --------------       ---------------
Diluted EPS - income available to common shareholders               $435,932                11,429,380                  $.04
                                                                ============            ==============       ===============

-----------------------------------------------


                                                                 Income                   Shares                Per Share
                                                               (Numerator)             (Denominator)             Amounts
                                                            ----------------        -----------------          -------------

Nine Months Ended September 30, 1999:
------------------------------------
Income available to shareholders                                    $492,021                11,406,783                 $.04
Effect of dividends to preferred stockholders                        (3,750)
                                                               -------------          ----------------         ------------
Basic EPS - income available to common shareholders                  488,271                11,406,783                  .04
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    391
                                                               -------------          ----------------         ------------
Diluted EPS - income available to common shareholders               $488,271                11,407,174                 $.04
                                                               =============          ================         ============

Nine Months Ended September 30, 1998:
------------------------------------
Income available to shareholders                                    $ 54,054                11,406,783                 ----
Effect of dividends to preferred stockholders                         (3,750)
                                                               -------------          ----------------         ------------
Basic EPS - income available to common shareholders                   50,304                11,406,783                 ----
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 22,595
                                                               -------------          ----------------         ------------
Diluted EPS - income available to common shareholders               $ 50,304                11,429,378                  ---
                                                              ==============          ================         ============


NOTE C  -- LITIGATION SETTLEMENT
--------------------------------

     In July 1999, the Company and the Lessor of the Scrubgrass Project ("the Plaintiffs"), jointly entered into a Settlement Agreement with Pennsylvania Electric Company ("PENELEC") to terminate an ongoing litigation. The Settlement Agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the Settlement Agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the Settlement Agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at the rates set forth in the Power Purchase Agreement, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the Settlement Agreement to pay for future net deliveries of electric energy at the rates set forth in the Power Purchase Agreement subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of September 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were approximately $3,470,000 and $486,000, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from October 1, 1999 to the Effective Date.

NOTE D -- NEW ACCOUNTING STANDARD
---------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

     The Company owns a 22 year leasehold interest in an approximately 83 Mw
(net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchasers' obligations for the sale. On December 5, 1997 the Company sold its development rights and real estate for the Milesburg Project to the utility which had contracted to purchase electricity from such project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 1999 with the results of operations for the three and nine months ended September 30, 1998. Historical results and trends which might appear should not be taken as indicative of future operations.

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

Results of Operations

     Net income amounted to $706,498 (6 cents per share) and $492,021 (4 cents per share) for the three and nine months ended September 30, 1999, respectively, as compared to net income of $437,182 (4 cents per share) and $54,054 (-0- cents per share) for the three and nine months ended September 30, 1998, respectively. The reasons for the changes in the Company's results of operations for the three and nine months ended September 30, 1999 from the results of operations for the three and nine months ended September 30, 1998 are discussed in more detail in the following sections.

Revenues

     Power generation revenues for the nine months ended September 30, 1999 amounted to $35,495,619 as compared to $33,545,710 for the nine months ended September 30, 1998 and all pertained to the Scrubgrass Project. The overall increase in power generation revenues during the nine months ended September 30, 1999 is primarily attributable to an increase in the capacity rate for the Scrubgrass Project which operated at 87.7% of its capacity for the nine months ended September 30, 1999 as compared to 85% for the same period in 1998 and a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement. This increase was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $5,824,223 and $6,018,083 for the nine months ended September 30, 1999 and 1998, respectively. The following factors contributed principally to the differences in the Scrubgrass Project's capacity rates billed for the nine month periods in 1999 and 1998. First, the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 1999 and 1998. During the 1999 and 1998 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 20 days and 14 days, respectively, to perform scheduled maintenance procedures. Second, the Scrubgrass Project incurred unscheduled shutdowns and power generation reductions to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 12 days and 21 days outside of the scheduled outage timeframes during the nine months ended September 30, 1999 and 1998, respectively.

     Power generation revenues amounted to $12,918,259 and $11,820,273 for the three months ended September 30, 1999 and September 30, 1998, respectively. The overall increase in power generation revenues during the three months ended September 30, 1999 is primarily attributable to an increase in the capacity rate for the Scrubgrass Project which operated at 95.4% of its capacity for the three months ended September 30, 1999 as compared to 90.7% for the same period in 1998 and a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement. The third quarter capacity rates were affected by unscheduled shutdowns and power generation reductions to respond to equipment malfunctions which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 3 days and 7 days during the third quarters of 1999 and 1998, respectively. The aforementioned increase in power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $1,941,408 and $2,006,028 for the three months ended September 30, 1999 and 1998, respectively.

Operating expenses

     Operating expenses for the nine months ended September 30, 1999 amounted to $16,200,949 as compared to $14,313,809 for the nine months ended September 30, 1998 and all pertained to the Scrubgrass Project. The overall increase during the nine months ended September 30, 1999 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs and higher operator fees in 1999 as a result of cost escalations in certain operating and supply agreements. Second, pursuant to the terms of the Operations and Maintenance Agreement, the operator of Scrubgrass Project passed along certain increases in its labor and related costs to the Company. Third, due to certain machinery and equipment modifications made in 1999 to reduce NOx emissions from the Scrubgrass facility, the Company incurred higher chemical expenses in 1999. Fourth, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during 1998 by comparison to 1999. Fifth, the Company incurred higher maintenance expenses in 1999 to perform repairs during the planned maintenance outage and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. The Company spent $2,468,682 and $884,255 for planned maintenance outage expenses during the nine months ended September 30, 1999 and September 30, 1998, respectively, of which $1,171,141 and $334,057 were considered major equipment overhauls and funded from major maintenance reserves as of September 30, 1999 and September 30, 1998, respectively. As such, the Company incurred a net increase in 1999 operating expenses of $747,343 which was solely attributable to differences in the nature of work performed during 1999 and 1998 planned maintenance outages. Planned maintenance outage expenses are performed on a schedule which differs from year to year. The selection of equipment for service and/or replacement each year depends on factors such as expected wear and tear and recommendations made by the equipment manufacturer. The Company's policy is to expense planned maintenance outage expenses in the year incurred for items which do not meet the definition of a major equipment overhaul. Because of their long-term nature, the Company records the expense of major equipment overhauls to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls.

     Operating expenses for the three months ended September 30, 1999 amounted to $5,330,512 as compared to $4,875,561 for the three months ended September 30, 1998. Similar to the discussion in the previous paragraph, the third quarter comparison was affected by the same changes in fuel, operator fees, labor and related costs, and chemical expenses. However, because the modifications to the financing contract with the generator manufacturer were reported in the first quarter of 1998, this change did not effect the third quarter comparison. Additionally, the Company reported its expenses for the planned maintenance outage and the acceleration of its reserves for future maintenance during the second quarter. As such, the changes in these items also did not materially effect the third quarter comparison.

Lease expenses

     Lease expenses for the nine months ended September 30, 1999 amounted to $16,966,220 as compared to $17,301,399 for the nine months ended September 30, 1998 and all pertained to the Scrubgrass Project. The overall decrease in lease expenses during the nine months ended September 30, 1999 is primarily attributable to the following two reasons. First, favorable interest rates and reductions in term loan balances decreased the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Second, the Company realized a decrease in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $5,824,223 and $6,018,083 for the nine months ended September 30, 1999 and September 30, 1998, respectively. The aforementioned decreases in lease expenses were offset in part by scheduled increases in the base rent paid to the Lessor.

     Lease expenses for the three months ended September 30, 1999 and September 30, 1998 amounted to $5,724,732 and $5,579,583, respectively. The overall increase in lease expenses during the three months ended September 30, 1999 is primarily attributable to scheduled increases in the base rent paid to the Lessor. As discussed in the previous paragraph, the aforementioned increase was offset in part by decreases in lease expenses resulting from favorable interest rates, reductions in term loan balances and a decrease in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under Scrubgrass lease. Because the scheduled increases in base rent paid to the Lessor did not occur evenly during 1999, and because interest rates began increasing during the third quarter of 1999, the scheduled increases in the base rents exceeded the aforementioned decreases in lease expenses for the third quarter comparison.

General and administrative expenses

     General and administrative expenses for the three and nine months ended September 30, 1999 amounted to $556,470 and $1,933,462, respectively, as compared to $550,397 and $1,646,989 for the three and nine months ended September 30, 1998, respectively. The overall increases in general and administrative expenses during both the three and nine months ended September 30, 1999 by comparison to the same periods in 1998 are primarily attributable to the following reasons. First, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor and related costs to the Company and because certain contract matters required more management attention during 1999. Second, the Company incurred pension expense in 1999 for a defined benefit pension plan which was established in December 1998 for which there was no pension expense reported during the nine months ended September 30, 1998. Third, since legal efforts for both of its litigations accelerated in 1999, the Company incurred significant increases in legal expenses during the nine months ended September 30, 1999 by comparison to same period in 1998. However, due to the timing of the legal proceedings, the Company actually realized a decrease in legal expenses during the three months ended September 30, 1999 by comparison to the same period in 1998 which offset a material portion of the 1999 increases in other general and administrative expenses. Furthermore, the aforementioned increases in general and administrative expenses were also offset in part by reductions in executive salaries during the three and nine months ended September 30, 1999 by comparison to the same periods in 1998 which are described in the following paragraph.

     As discussed under the Caption "1999 Outlook - General and Administrative Expenses", two of the Company's executive officers repaid in December 1998 a portion of their annual salaries which is expected to result in an increase in annual executive salaries for 1999 by comparison to 1998 since the officers are not expected to make similar repayments in 1999. However, because the 1998 salary repayments were not made until December 1998, the results of operations for the three and nine months ended September 30, 1998 include executive officer salaries at their original levels before the salary repayments. As such, since the annual 1999 salaries for such executive officers were reduced from their original annual 1998 salaries, executive salaries were reduced during the three and nine months ended September 30, 1999 by comparison to the same periods in 1998.

Other income (expense)

     Interest expense for the three and nine months ended September 30, 1999 amounted to $106,370 and $275,551, respectively, as compared to $122,313 and $357,164 for the three and nine months ended September 30, 1998, respectively. The overall decreases in interest expense during both the three and nine months ended September 30, 1999 by comparison to the same periods in 1998 are primarily attributable to reductions in interest rates and reductions in the outstanding borrowings under the 1997 term credit facility relating to the Scrubgrass Project which is reducing in $600,000 increments every six months through July 2000. Interest rates began increasing during the third quarter of 1999. As a result, the decrease in interest expense during the third quarter of 1999 was not as large as the decrease experienced in the previous two quarters of 1999.

     Sale of NOx emission credits amounted to $629,720 for the nine months ended September 30, 1999 and represented the aggregate proceeds received in February 1999 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The sale of NOx Credits is discussed further under "--Liquidity and Capital Resources - Cash Flow Outlook".

Income Tax Expense

     Income tax expense for the three and nine months ended September 30, 1999 amounted to $491,000 and $342,000, respectively, as compared to $308,000 and $29,000 for the three and nine months ended September 30, 1998, respectively. The income tax expense reported for the three and nine months ended September 30, 1999 changed from the comparable periods in 1998 primarily due to associated changes in the income before income taxes. The effective income tax rate for 1999 is currently projected to be approximately 41% which is consistent with the rates reported for the comparative periods in 1998. The Company's effective income tax rate projections vary primarily because of changes in the allocation of taxable income between state taxing jurisdictions.

1999 Outlook

     With a view towards the remainder of 1999, the Company expects to achieve operating earnings as a result of profits from the Scrubgrass project operations and management of its corporate general and administrative expenses. The Company offers the following prospective information concerning significant components of its results of operations for the year ending December 31, 1999 ("Fiscal 1999") which are being compared to historical results of operations for the year ended December 31, 1998 ("Fiscal 1998"):

   Power generation revenues - Power generation revenues are expected to increase in Fiscal 1999 as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and improvements in the performance of the Scrubgrass facility. During Fiscal 1998, the Scrubgrass facility was inoperative for approximately 23 days for unscheduled shutdowns to respond to equipment malfunctions. Through September 30, 1999, the Scrubgrass facility has been inoperative for approximately 12 days in Fiscal 1999 for such unscheduled shutdowns. While the Company expects that the Scrubgrass facility will incur equipment malfunctions from time to time, the Company does not believe that Fiscal 1998 results are necessarily indicative of results expected for Fiscal 1999.

   Operating expenses - Operating expenses are expected to increase in Fiscal 1999 as a result of the following factors. First, the Company expects to incur a 4% average increase in certain contracted rates under fuel supply agreements, a 5% increase in certain contracted rates under the Operations and Maintenance Agreement for the Scrubgrass Project and increases in personnel costs at the Scrubgrass plant. Second, because the Company expects improvements in the performance of the Scrubgrass facility for Fiscal 1999, operating expenses are expected to further increase as a result of additional fuel consumption and higher operator bonuses which are primarily based on Scrubgrass operating profits. Third, the Company expects to incur additional chemical expenses in 1999 to accommodate certain modifications to its machinery and equipment which were designed to reduce NOx emissions from the Scrubgrass facility. Fourth, the Company expects to incur higher maintenance expenses in Fiscal 1999 primarily for two reasons: 1) the Fiscal 1999 planned maintenance outage required more extensive repairs than the Fiscal 1998 planned maintenance outage and 2) the Company expects to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. However, since the Company is not projecting it will respond to as many equipment malfunctions during Fiscal 1999, the aforementioned increases in maintenance expenses are expected to be offset in part by lower maintenance expenses resulting from unscheduled shutdowns.

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

   General and administrative expenses - General and administrative expenses are expected to increase during Fiscal 1999 primarily as a result of increases in management fees for the Scrubgrass Project and increases in payroll expense for two of the Company's executive officers. During Fiscal 1998, such executive officers had repaid a portion of their annual salaries in an amount equal to the benefit they expected to receive from the Company's Fiscal 1998 contribution to its defined benefit pension plan. While the annual salaries for such executive officers is expected to be decreased by an aggregate of $100,000 during Fiscal 1999, such decrease is less than their aggregate salary repayments of $241,847 made during Fiscal 1998. Depending on the demands of the Company's legal proceedings, the Company could also incur significant fluctuations in its professional fees and management costs which cannot be estimated at this time.

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

   Litigation recoveries - As of September 30, 1999, the Company is seeking to recover approximately $4.3 million owed by the Purchasers of the Sunnyside Project and the Company and the Lessor of the Scrubgrass Project are jointly seeking to recover approximately $4 million (of which 50% or approximately $2 million would be retained by the Lessor as additional rent) owed by PENELEC, which recoveries are both the subject of legal proceedings. In July 1999, the Company and the Lessor of the Scrubgrass Project jointly entered into a Settlement Agreement with PENELEC which does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving such agreement in form and substance acceptable to PENELEC. Under the terms of the Settlement Agreement, if approved by the PAPUC, the Company and the Lessor of the Scrubgrass Project expect to recover their entire claim. Furthermore, should the Sunnyside Project legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include additional interest, punitive damages and reimbursements for attorney's expenses. Any future recoveries from either of these legal proceedings would be recorded as additional income in the Company's Consolidated Statement of Operations. See "Part II. Other Information - Item 1. Legal Proceedings".

Recently Issued Accounting Standards

     See Note D to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.

Liquidity and Capital Resources

  Operating Activities

     The Company had cash provided by operating activities of $620,195 for the nine months ended September 30, 1999 and cash used by operating activities of $477,513 for the nine months ended September 30, 1998. During these periods, the Company's only sources of cash from operating activities were operating cash flows from the Scrubgrass Project and investment earnings.

     The Company had net income of $492,021 and $54,054 during the nine months ended September 30, 1999 and September 30, 1998, respectively, which contributed to the Company's cash provided by operating activities. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's net income for the nine months ended September 30, 1999 to its net cash provided by operating activities.

   Depreciation and amortization - During the nine months ended September 30, 1999, the Company recognized depreciation and amortization for its lease rights of $111,753, deferred financing costs of $53,595, machinery and equipment modifications of $69,985, and equipment and furniture of $5,064.

   Deferred gain, net - The Company's deferred gain, net, amounted to $5,165,879 as of September 30, 1999 as compared to $5,397,187 as of December 31, 1998. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

     The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 1999:

   Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $7,158,484 as of September 30, 1999 as compared to $6,598,864 as of December 31, 1998. The increase in receivable from utility as of September 30, 1999 is primarily attributable to an approximate 5% increase in certain rates billed to the utility in 1999 under the terms of the Scrubgrass power purchase agreement and a higher capacity rate billed to the utility.

   Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $7,107,723 as of September 30, 1999 as compared to $5,873,689 as of December 31, 1998. The increase as of September 30, 1999 is primarily attributable to the following reasons. First, the Company spent $2,468,682 for major equipment overhauls and $796,068 for certain machinery and equipment modifications during the second quarter of 1999. While the Company had cash of $1,171,141 and $600,000 from maintenance reserves and sales of NOx emission credits, respectively, available for these expenditures, the extent of the remaining expenditures nevertheless put a strain on the Company's short-term working capital position. As such, the Company negotiated extended payment terms with certain vendors for which balances were still outstanding as of September 30, 1999. Second, because the Company is projecting increases in its 1999 taxable earnings when compared to 1998, the Company has recorded more corporate taxes payable as of September 30, 1999. Third, the Company recently changed the method and timing of funding its insurance policies for the Scrubgrass Project. As of September 30, 1999, the Company had an accrued insurance liability which did not exist at December 31, 1998 since the Scrubgrass Project prepaid its insurance policies during the previous policy term. Fourth, as discussed under "Results of Operations" above, the Company realized increases in certain 1999 operating expenses and general and administrative expenses which resulted in increases in accounts payable and accrued expenses during 1999. The overall increase was offset in part primarily by the following factors which decreased certain accounts payable and accrued expenses as of September 30, 1999 by comparison to December 31, 1998. First, because it made a contribution to its defined benefit pension plan in September 1999, the Company had a decrease in its pension liability. Second, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of September 30, 1999 included only nine months of expense as compared to 12 months of expense as of December 31, 1998. Third, the Company had an additional rent accrual of $223,679 as of December 31, 1998. However, due to the effect of the annual maintenance outage on the third quarter cash flows of the Scrubgrass Project, there was no additional rent to accrue as of September 30, 1999.

   Maintenance reserve - The Company records the expense of major equipment overhauls related to the Scrubgrass Project to a maintenance reserve on a straight-line basis using management's best estimate of when the Company will incur future cash outlays for the major equipment overhauls. When the Company incurs cash outlays for major equipment overhauls, they reduce maintenance reserves and are funded substantially from scheduled deposits to a restricted major maintenance fund which have been set aside to ensure that the funds are available for these maintenance procedures (see "Investing Activities-Restricted Cash" below). The maintenance reserve decreased to $1,706,986 as of September 30, 1999 from $2,258,049 as of December 31, 1998 primarily due to expenditures of $1,171,141 for major equipment overhauls during the 1999 planned maintenance outage. This decrease was offset in part by scheduled reserves provided for the ongoing maintenance of the plant.

Investing Activities

     The Company used $233,242 and $188,464 in investing activities during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company's investing activities are concentrated primarily in the following areas:

   Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $31,463 and $29,052 from notes receivable related to the Scrubgrass Project during the nine months ended September 30, 1999 and September 30, 1998, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $1,029,131 as of September 30, 1999, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes. "See Part II. Other Information - Item 1. Legal Proceedings" for further information about this litigation.

   Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the nine months ended September 30, 1999 and September 30, 1998, the Company's payments for major equipment overhauls which were funded from the major maintenance fund amounted to $1,171,141 and $334,057, respectively. Due primarily to an increase in major equipment overhauls performed in 1999, the Company's expenditures for major equipment overhauls exceeded its scheduled deposits to the restricted major maintenance fund and interest thereon by $532,841 during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company's scheduled deposits to the restricted major maintenance fund and interest thereon exceeded its payments for major equipment overhauls by $212,319.

   Property, plant and equipment - The Company invested $797,546 and $5,197 in property, plant and equipment expenditures during the nine months ended September 30, 1999 and September 30, 1998, respectively. The 1999 expenditures were primarily machinery and equipment modifications made at the Scrubgrass facility. The 1998 expenditures were primarily purchases of computer equipment for the Company's corporate office.

 Financing Activities

     The Company utilized $527,433 and $11,059,930 in financing activities during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company's financing activities are concentrated primarily in the following areas:

   Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $513,306 (4.5 cents per share) and $855,509 (7.5 cents per share) during the nine months ended September 30, 1999 and September 30, 1998, respectively, and had dividends payable of $171,102 (1.5 cents per share) and $171,102 (1.5 cents per share) as of September 30, 1999 and September 30, 1998, respectively. The Company also had dividends payable of $10,266,105 ( 90 cents per share) as of December 31, 1997 which were declared during the fourth quarter of 1997 and paid on January 7, 1998. As such, dividends paid for common stock amounted to $342,204 (6 cents per share) and $10,950,512 (96 cents per share) during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company also paid dividends to its subsidiary's preferred stockholder of $3,750 during both the nine months ended September 30, 1999 and September 30, 1998. As such, the Company paid total dividends of $345,954 and $10,954,262 during the nine months ended September 30, 1999 and September 30, 1998, respectively.

   Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company increased its outstanding borrowings under the Lessee Working Capital Loan Agreement from $2,389,664 as of December 31, 1998 to $3,179,261 as of September 30, 1999. The increase in the outstanding borrowings under Lessee Working Capital Loan is seasonal and primarily associated with the loss of revenues and increase in expenses associated with the Company's planned annual maintenance outage. It usually takes several months for the Company to reduce the outstanding borrowings under the working capital loan back to normal levels after the annual maintenance outage. See the further discussions above under the captions "Operating Activities - Accounts Payable and Accrued Expenses" and "Results of Operations -Revenues".

   Term Credit Facility - The Company, through advances from the Lessor, has a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project in June 1997 to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. The Company made payments to reduce this obligation by $950,000 and $600,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively, to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated in the credit facility. The Company considers reductions in the outstanding borrowings until this term credit facility which are required within one year to be current liabilities. As such, the Company has classified $600,000 and $1,550,000 of this obligation in its Other Current Liabilities as of September 30, 1999 and December 31, 1998, respectively.

   Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,025,866 and $1,228,192, respectively as of September 30, 1999. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. Other Information - Item 1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in 1998 and continue through 2005. The Company made payments of $21,076 and $-0- for the Scrubgrass Project obligation during the nine months ended September 30, 1999 and September 30, 1998, respectively.

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

According to the terms of certain Scrubgrass Project obligations, the Company will be required to reduce the outstanding balance of its term credit facility in Fiscal 1999 by $1,550,000 and will be required to make installment payments in Fiscal 1999 aggregating $60,695 under the $1.3 million Scrubgrass Project note. Furthermore, pursuant to the provisions of certain Scrubgrass Project agreements, the Company will also be required to make additional scheduled deposits of $82,275 in Fiscal 1999 to replenish restricted cash balances which were used to finance certain 1997 maintenance expenses. However, as discussed in its Annual Report on Form 10-K for Fiscal 1998, the Company is required to pay the Lessor, in addition to a specified base rent, an additional rent of 50 percent of the net cash flows it receives from the Scrubgrass Project. Therefore, the Company would expect to realize a savings in its additional rent expense to the extent of 50 percent of any required debt and maintenance reserve repayments. As such, the Company expects that the cash flows which may become available in Fiscal 1999 from the Scrubgrass Project would only be reduced by 50 percent of any required debt and maintenance reserve repayments. During Fiscal 1998, the Company received distributions of $1,371,690 from the Scrubgrass Project. Through the date of this Report, the Company has received distributions from the Scrubgrass Project of $1,649,865.

     During December 1998 and January 1999, the Company entered into contracts to sell a portion of its anticipated future Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). Each year, the Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") grant NOx Credits to the Company based on numerous factors which pertain to the design and operation of the Scrubgrass facility. The NOx Credits establish the quantity (in tons) of nitrogen oxide that the Scrubgrass facility can emit into the environment before the Company will be fined by the EPA. During Fiscal 1999, the Company installed machinery, with a cost of $796,068, which is expected to significantly lower the quantity of nitrogen oxide which the Scrubgrass facility would emit into the environment.
As such, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with EPA standards. Because NOx Credits are transferable and marketable, the Company contracted to sell 839 tons of its projected available NOx Credits which it anticipates may not be required to comply with EPA standards. However, the Company was recently notified by the Regional Authorities that 111 tons of its projected available NOx Credits would not be certified and, accordingly, the Company terminated the sales contracts associated with such portion of its projected NOx Credits. Through September 30, 1999, the Regional Authorities have certified 182 tons of NOx credits and the Company has collected proceeds from sales of NOx Credits of $629,720, from which $600,000 was designated for the purchase and installation of the machinery discussed above. The remaining cost of such machinery was funded by cash flows generated from other operating activities. The Company is currently awaiting certification of the remaining 546 tons of its projected available NOx Credits. The Company currently expects to receive aggregate proceeds from sales of the remaining 546 tons of anticipated NOx Credits of $1,161,888 during 2000.

     In July 1999, the Company and the Lessor of the Scrubgrass Project ("the Plaintiffs"), jointly entered into a Settlement Agreement with Pennsylvania Electric Company ("PENELEC") to terminate an ongoing litigation (see "Part II. Other Information - Item 1. Legal Proceedings"). The Settlement Agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the

Settlement Agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the Settlement Agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at the rates set forth in the Power Purchase Agreement, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the Settlement Agreement to pay for future net deliveries of electric energy at the rates set forth in the Power Purchase Agreement subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of September 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were $3,470,000 and $486,000, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from October 1, 1999 to the Effective Date. If the Settlement Agreement is approved by the PAPUC, PENELEC would be required to remit such payment to the Scrubgrass Project within 20 days from the Effective Date. The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to the Company or the Lessor. The Company and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project. Notwithstanding any restrictions on distributions from the Scrubgrass Project, the Settlement Agreement, if approved, is expected to materially enhance the Company's existing and future results of operations and financial position. However, in the event the PAPUC modifies the obligations of the Company or PENELEC under the Settlement Agreement or the Scrubgrass power purchase agreement in connection with the approval of the Settlement Agreement, the Company or PENELEC have the option to declare the Settlement Agreement null and void.

     As of September 30, 1999, the Company is seeking to recover approximately $4.3 million owed by the Purchasers of SCA (See "Part II. - Other Information -
Item 1. Legal Proceedings"). In addition, the Company is seeking financial recoveries which include additional interest, punitive damages and/or reimbursements for attorney's expenses. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, it could materially enhance the Company's financial position. However, there can be no assurance if or when the Company will resolve or settle this legal proceeding.

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

     The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve earnings on an annual basis for the foreseeable future. The Scrubgrass power purchase agreement has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the Company has entered into a settlement agreement with PENELEC regarding its legal proceeding and has entered into contracts for the sale of NOx Credits which could both materially enhance the anticipated increases in the Company's results of operations and cash flows. Notwithstanding, the Scrubgrass Project will obviously bear the burden of repaying the debt obligations relating to the 1997 extended outage of the Scrubgrass Project in the near term. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements. See the further discussions under "--Certain Factors That May Affect Future Results" below.

Year 2000 Readiness

   General

     The Company continues to address the issue of Year 2000 Readiness ("the Y2K Project") and is proceeding on a schedule designed to complete the Y2K Project before the end of 1999. In 1997, the Company began establishing procedures to assess the risks associated with the Y2K Project. The procedures to assess the risks of the Y2K Project have included an inventory of stand-alone hardware and software ("IT Systems"), an inventory of all system components embedded in the Scrubgrass plant operating control systems ("Non-IT Systems"), the identification of critical vendors, customers and business partners, the testing of both IT Systems and Non-IT Systems, the identification of non-compliant IT Systems and Non-IT Systems, the replacement or upgrade of non-compliant IT Systems and Non-IT Systems, compliance testing of replacements and upgrades, and a solicitation of responses from all critical vendors, customers and business partners indicating their readiness for the Year 2000.

     Presently, the Company has completed its testing of IT Systems and Non-IT Systems. Based on the results of these tests, the Company has identified IT Systems and components of Non-IT Systems which are not Year 2000 compliant.
With respect to IT systems, the Company has either already upgraded such systems or has placed orders to upgrade such systems in the near future. As far as Non-IT Systems, the Company has already upgraded and tested the upgrades for all systems except for its continuing emissions monitoring system (CEMS). The Company has already upgraded the CEMS but expects to complete its compliance testing of the CEMS upgrade in the near future.

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

     Costs

     The Company does not expect that the total costs to remediate Year 2000 issues would be material to its financial position. The Company has incurred cumulative costs to remediate Year 2000 issues of approximately $206,000 through September 30, 1999. The Company estimates that it will incur additional costs of approximately $17,000 to remediate Year 2000 issues. The Company expects to fund such costs from its operating cash flows.

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

Third Party Project Management

     The Company has entered into a management services agreement with P.G.& E Generating Company to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with U.S. Operating Services to operate the facility. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against the manager and operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse effect on the Company.

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

   Legal Proceedings

     As discussed in "Part II. - Other Information - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since September 1996, which amounted to $2,937,500 and $1,029,131, respectively as of September 30, 1999. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. Although the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities, the withholding of scheduled principal and interest payments has adversely affected the Company's cash flow. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations.

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

  Financial Results

     To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $5,443,310 as of September 30, 1999. While the Company was profitable from operating activities during 1998, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

                                                Balance at                                          Matures
     Description of the Obligation               9/30/99             Interest Rate                  Through
-------------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds             $135,600,000      Quoted Tax Exempt Bond Rate         2012
     Variable rate term loan                      15,092,336      Fixed swap rate of 6.4225%          2005
     Variable rate term loan                      10,396,808      LIBOR rate plus 1.250%              2004
     Fixed rate junior subordinated debt             101,040      8%                                  1999

The Company's debt obligations:
     Variable rate working capital loan            3,179,261      LIBOR rate plus 1.125%            Revolving
     Variable rate term loan                       1,228,192      LIBOR rate plus 1.250%              2004
     Variable rate term credit facility            1,200,000      LIBOR rate plus 1.125%              2000

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

Environmental Regulation

     The Company's projects are subject to regulation under federal, state and local environmental and mining laws and regulations and must also comply with the applicable federal, state and local laws pertaining to the protection of the environment, primarily in the areas of water and air pollution. These laws and regulations in many cases require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all applicable requirements could result in delays in proceeding with any projects under development or require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shut down until the non-compliances are corrected. The Company is responsible for ensuring compliance of its facilities with all applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards.

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

Lease Expense- The Company, as a lease cost of the Scrubgrass facility, is
-------------
required to fund the Lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate (LIBOR). PG&E Generating Company, the Manager of the Scrubgrass Project, monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for the Scrubgrass facility. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

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

     As of September 30, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were approximately $3,470,000 and $486,000, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from October 1, 1999 to the Effective Date. The Settlement Agreement is presently being considered by the PAPUC. If the Settlement Agreement is approved by the PAPUC, PENELEC would be required to remit such payment to the Scrubgrass Project within 20 days from the Effective Date. The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to EPC or the Lessor. EPC and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project.

Sunnyside Project

     On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly-owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,029,131, respectively at September 30, 1999. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim. On April 15, 1998, the Company filed a Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement, seeking dismissal of a portion of the Plaintiffs' claims. On September 5, 1998, the Company received the Plaintiffs' response to its Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement wherein the Plaintiffs stated their opposition to such motion. The Company and the Plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's Motion for Summary Judgment with Respect to Claims Regarding the Power Purchase Agreement. The Court has not yet rendered a decision on such motion. On February 12, 1999, the Plaintiffs also filed a Motion for Partial Summary Judgement wherein the Plaintiffs allege that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against Pacificorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' Motion for Partial Summary Judgement and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserts that the claim on which the Plaintiffs move for partial summary judgment should be dismissed as a matter of law. The Company and the Plaintiffs appeared in Court on October 6, 1999 to present oral arguments on the recent cross motions for partial summary judgement. The Court has not yet rendered a decision on such motions.
Discovery remains ongoing.

ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


November 12, 1999                               /s/ William D. Linehan
                                                -----------------------------

                                                William D. Linehan
                                                Treasurer and
                                                Chief Financial Officer
                                                (principal accounting officer
                                                and authorized officer)