Form 10-K
period 1999-12-31
ENVIRONMENTAL POWER CORP
filed 2000-03-30
CIK 805012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark one)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on March 22, 2000 was $2,524,623.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 22, 2000 there were 11,406,783 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2000 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                                TABLE OF CONTENTS

Description of Contents                                                                               Page #
-----------------------                                                                               ------
PART I:
Item 1.   Business                                                                                         3
Item 2.   Properties                                                                                      13
Item 3.   Legal Proceedings                                                                               13
Item 4.   Submission of Matters to a Vote of Security Holders                                             14

PART II:
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                           15
Item 6.   Selected Financial Data                                                                         18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations           19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                      36
Item 8.   Financial Statements and Supplementary Data                                                     36
Item 9.   Disagreements on Accounting and Financial Disclosure                                            37

PART III:
Item 10.  Directors and Executive Officers                                                                38
Item 11.  Executive Compensation                                                                          39
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                  39
Item 13.  Certain Relationships and Related Transactions                                                  39

PART IV:
Item 14.  Index to Financial Statements, Exhibits, and Reports on Form 8-K                                40
          Signature Page                                                                                  45


                              CAUTIONARY STATEMENT

This Annual Report on Form 10K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause the Company's actual results to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Item 7. - Certain Factors That May Affect Future Results".

                                     PART I

Item 1.  BUSINESS

Environmental Power Corporation (individually "EPC" or consolidated "the Company") is primarily engaged in leasing an electric generating facility fueled by waste coal. In recent years, the Company was also engaged in the development and ownership of electric generating facilities fueled by waste coal. The Company's business plan has been driven by the identification and evaluation of attractive independent power projects in various stages of development. During its project development activities, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of the waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects.

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing decommissioned 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in litigation with the Purchasers to collect the balance of the Purchasers' obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The Company's projects are discussed further in the following sections.

     Scrubgrass

The Scrubgrass Project, located on a 600 acre site in Venango County, Pennsylvania, is a waste coal-fired electric generating station (the "Facility") which was constructed by Bechtel Power Corporation. The construction contract provided for a guaranteed net electrical output of 82.85 MW and final completion was achieved in June 1994.

On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly owned indirect subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E Generating Company ("PG&E Gen"), a wholly owned indirect subsidiary of PG&E Generating Company, LLC ("PG&EGenLLC"), which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass Project.

PG&E Operating Services Company (the "Operator"), a wholly owned indirect subsidiary of PG&EGenLLC, operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the "O&M"). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the O&M, the Operator can incur a liability not to exceed its management fee if the Operator does not achieve certain targeted output performance levels.

Buzzard maintains a Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone which, in September 1999, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement for the transportation of fuel, ash and limestone with Savage Industries, Inc. which expires in 2005. The costs established under this agreement will escalate at partially fixed and partially indexed rates.

Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC"), pursuant to a twenty-five year Power Sales Agreement ("PSA") which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kwh and which escalate at five percent per year through calendar year 1999. For the years 2000 through 2012, the PSA provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. On June 8, 1993, the Facility achieved commercial operation. Since October 1995, the Company had been involved in a legal proceeding with PENELEC whereby, among other complaints, the Company alleged that PENELEC failed to pay the Lessor and the Company contract rates for power in excess of 80 MW produced by the Facility. On August 3, 1999, the Company entered into an agreement with PENELEC to settle the litigation. See Item 3. - Legal Proceedings for a further discussion of the litigation and settlement agreement.

Buzzard deposits all revenues earned under the PSA into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which are described below), certain maintenance reserve and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, which consists of all of the Lessor's debt service, equity repayment, base return on equity and related expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass Project's operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

On December 22, 1995, the Lessor restructured certain of the Scrubgrass Project's debt, the primary effect of which was to extend the term of its demand debt through 2004 and extend a portion of its junior subordinated debt through 1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000, which was paid in January 1996, and a variable note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor. Since the Lessor's debt restructuring, Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation resulting from this restructuring which are described in the following table:


                                           Balance at      Balance at                                     Matures
     Description of the Obligation          12/31/99        12/31/98              Interest Rate           Through
--------------------------------------------------------------------------------------------------------------------
Lessor's term debt obligations:
     Variable rate tax exempt bonds        $135,600,000     $135,600,000  Quoted Bond Rates                 2012
     Variable rate term loan                 14,412,000       16,623,087  Fixed swap rate of 6.4225%        2005
     Variable rate term loan                 10,061,427       10,575,218  LIBOR rate plus 1.250%            2004
     Junior subordinated debt                         -          318,796  Fixed rate of 8%                  1999

Buzzard's term debt obligation:
     Variable rate term loan                  1,188,573        1,249,268  LIBOR rate plus 1.250%            2004

On December 22, 1995, the Lessor entered into interest rate swaps which had the effect of fixing the interest rate over the life of its variable rate term loan which matures in 2005 at 6.4225%. The Lessor's tax-exempt bonds incurred interest at floating rates ranging from 2.8% to 4.2% and 2.95% to 4.0% during 1999 and 1998, respectively.

The remainder of the term debt obligations incur interest at either fixed rates or variable rates which are based on the London Interbank Offering Rate ("LIBOR). Under the terms of the Lessor's loan agreements, the Company is subject to various customary financial and operating covenants. As of December 31, 1999 and 1998, PG&E Gen believes the Company was in compliance with all such covenants.

During 1997, the Company's planned maintenance outage was significantly extended because the Company needed to perform a complete rewind on the Facility's generator. The Facility's extended outage created an extensive cash flow deficiency because of the loss of revenues plus associated costs and expenses. The Company addressed this cash deficiency by securing additional debt financing, negotiating agreements with the generator manufacturer, and utilizing available restricted cash which are each discussed as follows:

     Term Credit Facility - In June 1997, the Lessor entered into a three-year credit facility with the lenders of the Scrubgrass Project to provide up to $3 million to fund general debt service expenses. The maximum allowable borrowings under this credit facility were $3 million through July 1, 1998. On July 1, 1998, the maximum allowable borrowings began reducing in $600,000 increments every six months through July 3, 2000, at which time the credit facility will be payable in full. As of December 31, 1999 and 1998, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $600,000 and $2,150,000, respectively.

     Agreements with Generator Manufacturer - Prior to the 1997 outage, the Company negotiated extended financing terms with GEC Alsthom ("GEC"), the manufacturer of the Facility's generator, which allowed the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. On April 15, 1998, the Company reached an agreement with GEC which modified the terms of its original financing contract. Under the terms of the original contract, the Company had yet to pay five installments of $110,000 and had also agreed to pay an additional $75,000 bonus to GEC for completing its work ahead of a pre-established schedule. Furthermore, the Company engaged GEC to perform certain maintenance procedures to the generator during the 1998 scheduled outage at the Facility. Under the terms of the revised agreement with GEC, as payment in full for the work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company agreed to pay GEC a total of $450,000 over a four-year period. The revised agreement provides that $50,000 was payable upon the completion of the work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 1999 and 1998, the Company has recorded on its balance sheet the next installment of $100,000 in its other current liabilities and the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $176,948 and $256,620, respectively, in its other borrowings. The Company is recognizing the balance of the remaining installments under the revised agreement, which amounted to $23,052 and $43,380 as of December 31, 1999 and 1998, respectively, as interest expense over the remaining term of the financing contract with GEC. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to $169,045. The Company also recognized interest expense of $20,328 and $26,661 during 1999 and 1998, respectively, under the agreements with GEC.

     Utilization of Restricted Cash - The Company utilized its restricted cash reserves to finance most of its additional maintenance expenditures incurred during the 1997 outage since substantially all of such expenditures were deemed to be major overhauls. Under the terms of its project agreements, the Company began replenishing these restricted funds over a seven-year period beginning in 1998.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") grant Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to the Company based on numerous factors which primarily pertain to the design and operation of the Facility. The Company is required annually to maintain sufficient NOx Credits which equal or exceed the quantity of its nitrogen oxide emissions during a specified seasonal period (the "ozone season"). If the Company's nitrogen oxide emissions exceed its available NOx Credits, the Company would be subject to fines by the Regional Authorities. During 1999, the Company installed machinery, with a cost of $811,568, which is expected to significantly reduce its nitrogen oxide emissions. As such, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Because NOx Credits are transferable and marketable, the Company may sell its available NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations.

During 1998, the Company expected to receive an aggregate of 1,549 NOx Credits during 1999 and 2000, which would be available for use during the 1999, 2000, 2001 and 2002 ozone seasons. Therefore, during December 1998 and January 1999, the Company entered into commitments to sell an aggregate of 839 NOx Credits, which the Company projected would not be needed to comply with the applicable regulations during those ozone seasons. However, the Company was informed in 1999 that 111 projected available NOx Credits would not be received and, accordingly, the Company terminated the sales commitment for that portion of the NOx Credits. During 1999, the Company received 361 NOx Credits for the 1999 ozone season, of which 182 NOx Credits were subject to existing sales commitments and sold for $629,720. The Company also purchased 36 NOx Credits in 1999 for $22,760 which were required to comply with the applicable regulations for the 1999 ozone season. The net proceeds from sales of NOx Credits of $606,960 is included in other income on the accompanying Consolidated Statement of Operations. During 2000, the Company expects to receive the remaining 1,077 NOx Credits which pertain to the ozone seasons in 2000, 2001 and 2002. Shortly after receipt of the remaining NOx Credits, the Company expects to receive $1,161,888 from its outstanding sales commitments for 546 projected available NOx Credits.

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

In connection with the sale, the Company received total consideration of $6,042,294 which included cash of $2,792,294 received on January 5, 1995 and promissory notes aggregating $3,250,000, bearing interest at 10% per annum, received on December 31, 1994. In addition, after audits were performed to verify certain financial information for SCA, the Purchasers were required to pay a purchase price closing adjustment of $1,061,107 in 1995. Under the terms of the promissory notes, interest is payable quarterly to the Company and aggregate principal payments of $312,500, $1,187,500 and $1,750,000 were due on September 30, 1995, December 31, 1996 and December 31, 1997, respectively. To date, the Purchasers have made principal payments aggregating $312,500 and quarterly interest payments through March 31, 1996 pursuant to the promissory notes. The Purchasers have also made aggregate payments of $708,000 toward the purchase price closing adjustment. However, as more fully described in Item 3. - Legal Proceedings, the Purchasers commenced a legal proceeding with the Company on May 3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 1999, in addition to the balance of the purchase price closing adjustment, the purchasers have principal and interest payments in arrears under the promissory notes of $2,937,500 and $1,102,568, respectively (collectively the "Purchasers' Obligations").

As discussed further in Item 3. - Legal Proceedings, the litigation with the Purchasers includes claims for alleged breaches by the Company of the agreement to sell its interest in SCA to the Purchasers. The alleged breaches of contract are numerous and the litigation continues in discovery where it has been for almost four years. In November 1998 and October 1999, the Company presented to the Seventh District Court for Carbon County, State of Utah (the "Court") motions for partial summary judgment concerning certain of the numerous claims made by the Purchasers. On January 12, 2000, as discussed further in Item
3. - Legal Proceedings, the Court granted one of the Company's motions for partial summary judgment. Because of this decision, and considering the possibility of further similar motions, the Company hopes over time to eliminate or limit the matters that might be presented in a jury trial or discourage the Purchasers from continuing the litigation if the anticipated costs exceed the benefits from litigating the remaining matters. After its Court appearances, the Company continues to feel optimistic about the strength of its position in the litigation. However, the Company perceives that the Purchasers are unlikely to settle these matters unless required through Court proceedings, there currently being little economic incentive for them to do so. Accordingly, in view of the length and inherent risk of the litigation process and a jury trial, the Company at this time cannot predict the ultimate outcome of this litigation or how long it will take to enforce its rights and collect the Purchasers' Obligations. The Purchasers' Obligations have been in arrears for almost four years now and are expected to remain in arrears for the foreseeable future. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, the Company is required to recognize impairment losses on loans whenever changes in circumstances indicate that the carrying amounts of the loans exceed their fair market values. In the case of the Purchasers' Obligations, because there were no quoted market values, the best indication of fair market value was the present value of the expected future cash flows from the Purchasers' Obligations. As of December 31, 1998, given the uncertainty surrounding the timing of collecting the Purchasers' Obligations, the Company could not reasonably estimate a fair market value for such obligations. As such, the Company opted to take a conservative position and write-off the Purchasers' Obligations in its 1998 Consolidated Financial Statements. The write-off was reported as a charge to other expense for $3,508,498 in the accompanying 1998 Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Notwithstanding, the Company maintains its entitlement to the Purchasers' Obligations and continues to vigorously pursue such amounts, as well as punitive damages for abuse of the litigation process, in the Court. Should the Company prevail in the litigation in a future period and collect the Purchasers' Obligations, or a portion thereof, and/or punitive damages, the Company would report such collections as other income in the period received. See Note B in the accompanying Consolidated Financial Statements for the Company's accounting policies for reporting income on the Purchasers' Obligations.

     Milesburg

On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) coal-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 (the "MEI Notes") and MEI assumed pre-acquisition MEI liabilities totaling $180,000. The MEI Notes, pre-acquisition liabilities and certain other liabilities incurred subsequent to the purchase were to become payable only under certain conditions, the most significant of which related to the closing of construction financing and commencement of construction for the Milesburg Project.

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

Despite ongoing efforts to reach a buy-out arrangement with West Penn, the Company had continued to invest its financial resources during 1996 and 1997 to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms could not be reached with West Penn. In July 1996, in furtherance of those objectives, the Company entered into a joint development agreement with PG&E Gen (f/k/a U.S. Generating Company) to increase the financial and technical resources available to pursue development activities and continue ongoing discussions with West Penn concerning a buy-out of the power purchase contract. During 1996 and 1997, the Company's development efforts for the Milesburg Project increased considerably and the Company, along with its development partner, was able to establish a significant value for the Milesburg Project as a result of successful development efforts.

On August 26, 1997, following discussions which lasted almost two years, MEI and West Penn reached a Buy-Out Agreement concerning the Milesburg project. Pursuant to the Buy-Out Agreement, West Penn purchased Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West Penn also assumed ownership of and responsibility for the Milesburg project facility, which consisted of land along with a decommissioned coal-fired electric-generating facility erected thereon, for a stated consideration of $1. On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn as consideration under the Buy-Out Agreement. At the date of the asset disposition, before consideration of any settlements of contingent obligations, the Company had Milesburg project development costs included in its property, plant and equipment of $9,670,788 and Milesburg project borrowings included in its secured promissory notes and other borrowings of $5,858,767. Shortly before the date of the asset disposition, the Company entered into a settlement agreement pertaining to certain Milesburg project contingent obligations, including the MEI Notes. As a result of the settlement agreement, the Company's Milesburg project development costs and Milesburg project borrowings were reduced to $6,170,788 and $2,358,767, respectively. In addition, because certain other Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. As a result of the sale of the Milesburg Project, the Company realized net proceeds before taxes of $10,960,120 which were derived as follows:

Proceeds from the disposal of Milesburg project assets                    $15,000,001
Project costs:
     Development costs                                                      6,170,788
     Fee paid to development partner                                        1,405,746
                                                                          -----------
                     Total project costs                                    7,576,534
                                                                          -----------

                     Gain on sale of project                              $ 7,423,467

Adjustments to arrive at net proceeds before taxes from the disposal of
    Milesburg project assets:
          Development cost reimbursements to the Company for
                obligations which had already been paid                     2,585,469
          Development costs released from liabilities                         622,417
          Interest income from West Penn                                      328,767
                                                                          -----------

Net proceeds before taxes from the disposal of Milesburg project assets   $10,960,120
                                                                          ===========


After MEI's payment of certain accrued liabilities as of December 31, 1997, the Company estimated it would have available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend of 87 cents per common share payable out of the proceeds received from the sale of the Milesburg project assets. The dividend was payable on January 7, 1998 to stockholders of record on December 30, 1997.

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

Energy Markets

     United States

Historically in the United States, regulated and government-owned utilities had been the only significant producers of electricity for sale to third parties. The energy crisis of the 1970's led to the enactment of the Federal Public Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric energy business by reducing regulatory constraints. In addition, PURPA, as implemented by Federal Energy Regulatory Commission regulations, created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electricity generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). See "Energy Regulation" below. As a result of PURPA, a significant market for electricity produced by independent power producers like the Company developed in the United States. In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the Public Utility Holding Company Act of 1935 ("PUHCA"), to create new exemptions from PUHCA for independent power producers selling electric energy on a wholesale basis, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. The implementation of federal and state policies, which have increased the availability of transmission access for wholesale and retail transactions, have created additional markets and competition for electric energy sales.

     International

As a result of increasing demand for power generating capacity around the world, the international sector has been a fast growing area in the electric industry. This increase in demand has led to an increased emphasis by foreign governments toward privatization of state-owned utilities. Many energy experts believe that the international market represents a significant percentage of the world's new and replacement power needs. At the same time, the national, provincial and local laws of each host country, unique political and currency exchange requirements, and the application of new world-wide environmental standards to international projects, create significant risks and obligations which may be difficult to manage. Presently, the Company is not involved in the international sector and has no immediate plans to become involved in the international sector.

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

In previous years, the Company competed in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market if and when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. As a result, the Company is not actively pursuing new development opportunities at this time.

Presently, there is significant merger and consolidation activity occurring in the electric industry. Recently, the Company engaged an investment consultant to consider any sale or merger proposals and other strategic alternatives that may present an opportunity to enhance shareholder value.

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

The Company believes that changes in PURPA, PUHCA and other related federal statutes could occur in the next several years. The nature and impact of such changes on the Company's projects is unknown at this time. Presently, there are several legislative proposals pending in Congress which suggest a comprehensive restructuring of the electric utility industry. These proposals advocate, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and the repeal of both PURPA and PUHCA. In April 1999, the Clinton administration also introduced the Comprehensive Electricity Competition Act, which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The flexible mandate gives individual states the option to seek alternative policies which appear to better serve their consumers. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from Qualifying Facilities at full avoided cost could be repealed or modified. While current legislative proposals specify the honoring of existing contracts, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure for electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments which reduce the contracted rates under the Scrubgrass power purchase agreement, the Company's results of operations and financial position could be negatively impacted.

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

Presently, neither the Customer Choice Act (and PENELEC's restructuring plan filed thereunder), nor proposed legislation directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, the Company could possibly be impacted in the future by, among other things, increases in competition as a result of deregulation, or the chance that PENELEC would attempt to renegotiate the existing power contract. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects.

Environmental Regulation

The Company's projects are subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution. In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. The Company also has significant administrative responsibilities to monitor its compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the compliance issues are corrected. The Company is responsible for ensuring the compliance of its facilities with all the applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The Company believes the Scrubgrass Project, its only operating project, is currently in compliance with all material applicable environmental regulations. The Scrubgrass Project most notably has been affected by the following environmental regulations:

     Air Quality - The Scrubgrass Project is subject to air quality regulations under the Federal Clean Air Act of 1970 (CAA). CAA Title I established National Ambient Air Quality Standards (NAAQS) for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, CAA Title I established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides (NOx) and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions. In recent years, the Pennsylvania Department of Environmental Protection (PaDEP) established regulations that required companies with stationery sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the PaDEP began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission (OTC) established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass Project to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under the OTC's requirements, the Scrubgrass Project will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new 1999 requirements without any modifications to the facility. However, the Company made capital improvements of $811,568 in 1999 to the Scrubgrass facility, which are expected to enable the Scrubgrass facility to meet the stricter standards in 2003. The Company expects to meet the NAAQS for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead for the foreseeable future without any additional material modifications to the Scrubgrass facility.

     Waste Disposal - The Scrubgrass Project must also comply with various environmental regulations pertaining to the handling and disposal of hazardous and non-hazardous wastes. The PaDEP establishes classifications for wastes and requires companies to follow certain handling and disposal procedures for each waste classification. Currently, the Scrubgrass Project employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass facility. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the electric generation process, is removed from the Scrubgrass facility and returned to the original waste site where it is reclaimed with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, the Company's ash disposal costs may significantly increase which could have material adverse affect on the Company's results of operations and financial position.

Employees

As of December 31, 1999, and at the time of making this filing, the Company had five employees consisting of three full-time executive officers and two part-time administrative personnel. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

Item 2.  PROPERTIES

The Company, through a subsidiary, leases the Scrubgrass waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. Until February 16, 1999, the Company, owned through a subsidiary, approximately 80 acres in Fayette County, Pennsylvania for which it had abandoned efforts to develop electric generating facilities utilizing coal mine-fire technology. The land was sold pursuant to a written contract executed on December 31, 1998. Until December 5, 1997, the Company owned through a subsidiary, the decommissioned Milesburg coal-fired electric generating facility located on approximately 10 acres in Centre County, Pennsylvania. The Milesburg facility was sold to West Penn pursuant to a Buy-Out Agreement dated August 26, 1997. (See "Item 1. Business" for a further discussion of the Company's projects).

Since February 1996, the Company has been a tenant pursuant to a lease at its corporate headquarters in Portsmouth, New Hampshire. The lease, which was renewed in January 1999 for three additional years, currently requires monthly payments of $1,540.

Item 3. LEGAL PROCEEDINGS

     Scrubgrass Project

On October 11, 1995, the Lessor and the Company (collectively, the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania seeking damages for certain alleged breaches of the power purchase agreement entered into between SPC and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC failed to pay contract rates for energy produced by the Facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment, and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Facility. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. In September 1996, the Plaintiffs elected to resume the litigation in the Court while PENELEC continued to pay for all energy in excess of 80 MW in any hour at a rate equal to 90% of a market based rate.

On August 3, 1999 the Plaintiffs jointly entered into a settlement agreement with PENELEC to terminate the ongoing litigation. The settlement agreement did not become effective until the date PENELEC obtained a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the settlement agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the settlement agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at rates set forth in the PSA, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the settlement agreement to pay for future net deliveries of electric energy at the rates set forth in the PSA subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of December 31, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were approximately $3,689,000 and $537,000, respectively. On January 27, 2000, the PAPUC issued an Order adopting the settlement agreement. After a 30 day period without any appeals, the Order became final and non-appealable on February 27, 2000, the Effective Date. On March 24, 2000, PENELEC remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,802,000 and $608,000, respectively. The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to EPC or the Lessor. EPC and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project.

     Sunnyside Project

On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,102,568, respectively at December 31, 1999. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim.

On April 15, 1998, the Company filed a motion for summary judgment with respect to claims regarding the power purchase agreement, seeking dismissal of a portion of the Plaintiffs' claims. On September 5, 1998, the Plaintiffs responded by stating their opposition to the Company's April 15, 1998 motion. The Company and the Plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's April 15, 1998 motion. On December 30, 1999, the Court denied the Company's April 15, 1998 motion. The Court found that there were issues of material fact that would warrant further consideration of the matter.

On February 12, 1999, the Plaintiffs filed a motion for partial summary judgment wherein the Plaintiffs alleged that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against PacifiCorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' February 12, 1999 motion and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserted that the claims at issue in the Plaintiffs' February 12, 1999 motion should be dismissed as a matter of law. The Company and the Plaintiffs appeared in Court on October 6, 1999 to present oral arguments on these cross motions. On January 12, 2000, the Court granted the Company's motion for partial summary judgment and denied the Plaintiffs' motion for partial summary judgment. The Court based its decision on the grounds that (1) the portion of the purchase and sale agreement allegedly breached is concerned with legal proceedings against or adverse to SCA and not advantageous legal proceedings against third parties; (2) the alleged basis for legal proceedings was not "material", as required by the purchase and sale agreement, because the Plaintiffs acquired SCA even though the Plaintiffs had prior knowledge of the alleged basis for legal proceedings; and (3) because the Plaintiffs were aware of the alleged basis for legal proceedings, any failure by the Company to disclose such basis for legal proceedings in the purchase and sale agreement was not the cause of the Plaintiffs' loss, if any. The Plaintiffs recently filed a request for the Court to reconsider its January 12, 2000 decision which the Company will oppose. Discovery remains ongoing.


Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Market Trading:

On March 15, 1999, the Company's Common Stock began trading on the NASD OTC Bulletin Board ("OTC-BB") under the symbol POWR. Prior to that date, the Company's Common Stock traded on the Nasdaq Stock Market ("Nasdaq") under the symbol POWR. The Company had been designated as a SmallCap issuer on Nasdaq. As of March 22, 2000 there were approximately 250 record holders and approximately 1,000 beneficial holders of the Company's Common Stock.

The following table shows the quarterly high and low sales prices during 1998 and 1999 as reported to the Company by the OTC-BB or Nasdaq:

Year             Period                                      High         Low
----             ------                                      ----         ---
1998          First Quarter                                1-13/16         3/4
              Second Quarter                                1-7/8         15/16
              Third Quarter                                 1-5/8         11/16
              Fourth Quarter                                1-1/8          5/8

1999          First Quarter                                 15/16          5/8
              Second Quarter                                25/32         7/16
              Third Quarter                                 25/32         19/32
              Fourth Quarter                                27/32         7/16


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

On October 27, 1998, the Company's stock began consistently trading below a $1 minimum bid price. As a result, on December 11, 1998, the Company was notified by Nasdaq that its stock would be subject to delisting from Nasdaq unless the Company's stock would resume trading with a minimum bid price of $1 for greater than 10 consecutive trading days during a 90 day grace period which expired on March 11, 1999. On March 12, 1999, because the Company's stock failed to regain compliance during the 90 day grace period, the Company's stock was delisted from Nasdaq. After delisting from Nasdaq, the Company's Common Stock began trading on the OTC-BB under the symbol POWR.

Dividends:

The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends in each quarter during 1997, 1998 and 1999 as follows:

                                                                       Dividends
                                                      Dividends        Declared
Year            Period                                Declared         per Share
----            ------                                --------         ---------
1997         First Quarter                          $   332,303         $.030
             Second Quarter                             332,304          .030
             Third Quarter                              335,153          .030
             Fourth Quarter                          10,266,105          .900
                                                    -----------
                                                    $11,265,865         $.990
                                                    ===========         =====

1998         First Quarter                          $   342,203         $.030
             Second Quarter                             342,204          .030
             Third Quarter                              171,102          .015
             Fourth Quarter                             171,102          .015
                                                    -----------         -----
                                                    $ 1,026,611         $.090
                                                    ===========         =====

1999         First Quarter                          $   171,102         $.015
             Second Quarter                             171,102          .015
             Third Quarter                              171,102          .015
             Fourth Quarter                             171,102          .015
                                                    -----------         -----
                                                    $   684,408         $.060
                                                    ===========         =====

The Company has declared quarterly dividends of 3 cents per share during each of the six quarters through June 30, 1998. However, during each of the six quarters through December 31, 1999, the Company reduced its dividend to 1.5 cents per share to preserve its cash resources to address certain changes in its financial position and projected cash requirements. These changes are discussed further in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". The Company continues to investigate business strategies to increase the cash which may become available from its operations for future dividends. In addition to its quarterly dividends, the Company also declared a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg buy-out (See "Item 1. Business - Milesburg") which resulted in aggregate dividends declared of 99 cents per share in 1997.

The reduction in the quarterly dividend amount during the third quarter of 1998 reflects the Company's existing policy of seeking to distribute the maximum funds available each quarter to shareholders. The maximum funds available for distribution is determined by the Board each quarter and represents the amount the Company does not expect it will need for ongoing operations and any planned projects assuming expected operating results are achieved. In addition, the Board considers the level of reserves and determines what is reasonable as a buffer against surprises, variations from expectations and reasonable contingencies in the upcoming periods. Behind all of these considerations is the philosophy that the Company should not be holding reserves that it does not expect are reasonably needed for continuing operations and contingencies. The downside of this approach is the risk that dividends need to be reduced when cash flow is reduced and/or projected expenses and contingencies are greater than foreseen. Historically, the Company has not operated using a philosophy of holding reserves for future dividends since such a philosophy would represent the Company's investment of its shareholder's money which would be given out later if the Company was not generating sufficient cash at that time to continue the dividend. The Board's position has been that the Company's shareholders acquired their shares in the Company for its management of power generation facilities and that shareholders would be better served investing for themselves the money that the Company can distribute.

As of December 31, 1997, the Company had dividends payable of $10,266,105 (90 cents per share) which were declared on December 10, 1997 and paid on January 7, 1998. Distributions are taxed to shareholders when they are received as ordinary dividends to the extent that the distributing corporation has earnings and profits during the tax year in which the dividend is paid. The portion of the distribution which is in excess of the distributing corporation's earnings and profits is treated as a tax-free return of capital and reduces the shareholder's basis in the stock. Once the shareholder's basis in the distributing corporation's stock is reduced to zero, any remaining excess distribution is treated as a payment for the stock or capital gain if the stock is a capital asset in the shareholder's hand. Due to the substantial earnings and profits incurred during 1997 primarily from the sale of the Milesburg project, the Company deferred the payment of its dividend declared on December 10, 1997 to 1998 so that the dividend would receive a more favorable tax treatment. By deferring the payment of the dividend declared on December 10, 1997 to 1998, distributions of $11,166,752 paid in 1998 were characterized as a return of capital.

Under the laws of its state of incorporation, EPC may pay dividends out of its surplus, as defined by statute, on an unconsolidated basis. As of December 31, 1999, although the Company's consolidated capital position reflected a deficit of $5,470,769, EPC maintained a surplus on an unconsolidated basis. As discussed under the caption "Item 1. Business - Scrubgrass", after satisfying certain reserves required by Scrubgrass Project agreements, Buzzard retains 50 percent of the net cash flows from the operations of the Scrubgrass Project and is not required to reinvest such proceeds to finance operating losses of the project. Buzzard has realized cumulative cash distributions of $7,320,952 through December 31, 1999 from the Scrubgrass Project which have all been distributed as dividends to EPC. Furthermore, as discussed under the caption "Item 1. Business
- Milesburg", the Company sold the Milesburg project at a substantial gain and adopted a Plan of Liquidation of MEI which resulted in significant liquidating distributions to EPC. As a result of the distributions received from Buzzard and the liquidating distributions received from MEI, EPC's surplus determined on an unconsolidated basis has been sufficient to support the dividends declared and paid to date. The payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on the Company's then current and projected operating performance and capital requirements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 1999 is derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and other financial information included elsewhere herein.

                                                                                         Year Ended December 31
                                                                   ----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                   --------      --------      --------      --------      --------
Results of Operations Data:

Power generation revenues                                          $ 48,268      $ 45,721      $ 43,763      $ 47,854      $ 40,693
                                                                   --------      --------      --------      --------      --------
Costs and expenses:
     Operating expenses                                              21,931        19,215        17,756        18,190        16,975
     Lease expenses                                                  23,111        22,971        24,488        24,793        23,020
     General and administrative expenses                              2,455         2,197         1,995         3,062         3,668
     Reversal of provision for nonrecovery of
           project development costs                                                               (940)         --            --
     Depreciation and amortization                                      363           285           258           205           167
                                                                   --------      --------      --------      --------      --------
                                                                     47,860        44,668        43,557        46,250        43,830
                                                                   --------      --------      --------      --------      --------

Operating income (loss)                                                 408         1,053           206         1,604        (3,137)

Other income (expense):
     Other income                                                      --               8           622           484         1,285
     Interest income                                                    111           156           581           499           468
     Interest expense                                                  (375)         (461)         (424)         (336)         (107)
     Sale of NOx emission credits                                       607          --            --            --            --
     Amortization of deferred gain                                      308           308           308           308           308
     Warranty income                                                   --            --            --             900          --
     Write-off of receivables in litigation                            --          (3,508)         --            --            --
     Gain on sale of project                                           --            --           7,424          --            --
                                                                   --------      --------      --------      --------      --------

                                                                        651        (3,497)        8,511         1,855         1,954
                                                                   --------      --------      --------      --------      --------

Income (loss) before income taxes                                     1,059        (2,444)        8,717         3,459        (1,183)

Income tax (expense) benefit                                           (470)          795        (4,103)       (1,894)          448
                                                                   --------      --------      --------      --------      --------

Income (loss) before cumulative effect of a
    change in accounting principle                                      589        (1,649)        4,614         1,565          (735)

Cumulative effect of a change in accounting
     principle (2)                                                    1,189          --            --            --            --
                                                                   --------      --------      --------      --------      --------

Net income (loss)                                                  $  1,778      $ (1,649)     $  4,614      $  1,565      $   (735)
                                                                   ========      ========      ========      ========      ========

Basic and diluted earnings (loss) per common share                 $   0.16      $  (0.14)     $   0.41      $   0.14      $  (0.07)
Dividends paid or payable per common share                         $   0.06      $   0.09      $   0.99      $   0.14      $   0.08
Weighted average number of shares outstanding                        11,407        11,424        11,260        11,286        11,197

Balance Sheet Data:

Total assets                                                       $ 58,782      $ 55,163      $ 61,362      $ 52,503      $ 45,226
Working capital                                                      (2,662)       (1,190)          536         1,406         3,224
Long-term obligations (2)                                            51,546        46,511        40,032        35,331        24,405
Deferred gain (1)                                                     5,089         5,397         5,706         6,014         6,322
Deferred revenue                                                       --            --            --            --           3,065
Shareholders' (deficit) equity                                       (5,471)       (6,559)       (3,878)        2,680         2,797

----------
(1)  See Note B of the Consolidated Financial Statements.
(2) See Note Q of the Consolidated Financial Statements and the Consolidated Statements of Operations for further disclosures pertaining to a change in accounting principle.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchaser's obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The Company's projects are discussed further in "Item 1. Business". The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the years ending December 31, 1999, 1998 and 1997 and should be read in conjunction with the Consolidated Financial Statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

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

Results of Operations

     Year ended December 31, 1999 ("1999") compared with the year ended December 31, 1998 ("1998")

Net income amounted to $1,777,562 ( 16 cents per share) for 1999 as compared to a net loss of $1,649,186 (14 cents per share) for 1998. The overall increase in the 1999 net results is largely attributable to an increase in power generation revenues, a decrease in interest expense, the absence in 1999 of the write-off of receivables in litigation, sales of NOx emission credits and income from the effect of a change in accounting principle. Such factors were offset in part by increases in operating expenses, lease expenses, general and administrative expenses, depreciation and amortization, and income tax expense and a decrease in interest income. The primary reasons for the changes in these components of the net results are discussed in the following sections.

Power generation revenues for 1999 amounted to $48,268,311 as compared to $45,721,473 for 1998 and all pertained to the Scrubgrass Project. The overall increase in power generation revenues during 1999 is primarily attributable to an increase in the capacity rate for the Scrubgrass Project which operated at 89.5% of its capacity for 1999 as compared to 87.9% for 1998 and a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement. This increase was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $7,765,631 and $8,024,111 for 1999 and 1998, respectively. The following factors contributed principally to the differences in the Scrubgrass Project's capacity rates billed for 1999 and 1998. The Scrubgrass project had its planned annual maintenance outages during the second quarters in both 1999 and 1998. During the 1999 and 1998 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 20 days and 14 days, respectively, to perform scheduled maintenance procedures. In addition, the Scrubgrass Project incurred unscheduled shutdowns and power generation reductions to respond to equipment malfunctions or utility curtailments which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 16 days and 26 days outside of the scheduled outage timeframes during 1999 and 1998, respectively.

Operating expenses for 1999 amounted to $21,931,318 as compared to $19,215,459 for 1998 and all pertained to the Scrubgrass Project. The overall increase during 1999 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs as a result of cost escalations in certain fuel supply agreements, poorer fuel quality and an increase in fuel consumption billed to the utility. Second, pursuant to the terms of the O&M, the Operator passed along certain increases in its labor and related costs to the Company. Third, due to certain machinery and equipment modifications made in 1999 to reduce NOx emissions from the Scrubgrass facility, the Company incurred higher chemical expenses. Fourth, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain operating expenses during 1998 by comparison to 1999. Fifth, the Company incurred higher Operator fees due to fixed cost escalations pursuant to the O&M and increases in bonuses which are based on capacity rates. Sixth, the Company incurred significant increases in maintenance expenses which are discussed further in the following paragraph.

Maintenance expenses, including expensed modifications, amounted to $4,380,381 and $3,048,217 during 1999 and 1998, respectively. The increase in 1999 maintenance expenses is largely due to equipment modifications related to Year 2000 compliance and differences in the nature of work performed during the 1999 and 1998 planned maintenance outages. The Company spent $2,468,682 and $884,634 for planned maintenance outage expenses during 1999 and 1998, respectively. Planned maintenance outage expenses are performed on a schedule which differs from year to year. The selection of equipment for service and/or replacement each year depends on factors such as expected wear and tear and recommendations made by the equipment manufacturer. During 1999, the Company spent $2,159,436 to perform significant scheduled work on the steam generator which was the primary expenditure in 1999. However, the 1999 increase was offset in part by higher maintenance expenses in 1998 of $379,615 to increase the Company's maintenance reserves. Due to a change in its method of accounting for major equipment overhauls, the Company did not make additional maintenance reserves in 1999. See Note Q to the accompanying Consolidated Financial Statements for a further discussion of the change in accounting method.

Lease expenses for 1999 amounted to $23,110,677 as compared to $22,971,201 for 1998 and all pertained to the Scrubgrass Project. The overall increase in lease expenses during 1999 is primarily attributable to the following reasons. First, the Company incurred scheduled increases in the base rent paid to the Lessor. Second, due to increases in distributable cash flows, the Company had an increase in the additional rent paid to the Lessor. Third, the Lessor's scheduled principal payments for its term loans, which are passed through to the Company in its lease expense, increased in 1999. The aforementioned increases in lease expense were substantially offset by the following decreases in lease expense during 1999. First, the Lessor's interest costs, which are passed through to the Company in its lease expense, decreased primarily due to favorable interest rates on the tax-exempt bonds. Second, the Company realized a decrease in lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $7,765,631 and $8,024,111 for 1999 and 1998, respectively.

General and administrative expenses for 1999 amounted to $2,455,095 as compared to $2,196,929 for 1998. The overall increase in 1999 is primarily attributable to the following reasons. First, the management fees for the Scrubgrass Project increased primarily because the project manager passed along increases in its labor and related costs to the Company and because certain contract matters, such as negotiations with PENELEC, required more management attention during 1999. Second, the Company had a significant increase in legal fees due to accelerated efforts on the Sunnyside litigation. Third, the Company had an increase in its executive salaries. However, as a result of changes in the insurance program at the Scrubgrass Project, the aforementioned increases in general and administrative expenses were offset in part by a reduction in insurance expense during 1999.

Depreciation and amortization amounted to $363,234 and $285,471 in 1999 and 1998, respectively. Depreciation and amortization increased in 1999 primarily because the Company's 1999 capital expenditures of $829,117 were depreciated for a portion of 1999.

Interest income amounted to $110,975 and $156,546 for 1999 and 1998, respectively. Interest income decreased in 1999 primarily because of lower investments of cash and cash equivalents. As of December 31, 1997, the Company had cash and cash equivalents of $12,092,273 which consisted primarily of short-term investments of proceeds from the Milesburg settlement. These investments, which existed until the Company paid its special dividend and certain Milesburg project obligations, generated interest income during 1998.

Interest expense amounted to $375,176 and $460,812 for 1999 and 1998, respectively. The decrease in interest expense is primarily attributable to reductions in the outstanding borrowings under the Scrubgrass Project term credit facility which are reducing in $600,000 increments every six months through July 2000.

Sale of NOx emission credits amounted to $606,960 and represented the net proceeds received in 1999 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The sale of NOx Credits is discussed further under "Item 1. Business--Scrubgrass".

Write-off of receivables in litigation amounted to $3,508,498 in 1998 and represented the aggregate balances as of December 31, 1998 of the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998 related to the 1994 sale of SCA. This write-off was discussed further in "Item
1. Business - Sunnyside".

Other income amounted to $7,809 in 1998 and consisted primarily of a gain on the sale of the Company's land in Fayette County, Pennsylvania. Other income in 1997 amounted to $622,417 and consisted of revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development.

Income tax expense was $470,552 in 1999 as compared to an income tax benefit of $794,945 in 1998. The effective tax rates were 44% and 33% in 1999 and 1998, respectively. During 1998, the Company's loss before income taxes was incurred in states which did not have available deferred tax benefits. As such, despite the loss before income taxes in 1998, the Company paid state taxes to certain jurisdictions which reduced its effective tax benefit to 33%.

Cumulative effect of a change in accounting principle amounted to $1,188,989 for 1999 and pertained to the Company's change in its method of accounting for major equipment overhauls. Before 1999, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Effective January 1, 1999, the Company began recording the expense of major equipment overhauls when incurred. The newly adopted method of accounting for major equipment overhauls is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. The increase in net earnings of $1,188,989 represents the effect of this change on years prior to 1999 and consists of an elimination of the Company's major maintenance reserve, which had a balance of $2,001,429 at December 31, 1998, and the reversal of $812,440 in deferred income tax benefits.

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

Operating expenses in 1998 amounted to $19,215,459 as compared to $17,755,882 in 1997 and all pertain to the Scrubgrass Project. The overall increase during 1998 is primarily attributable to the following reasons. First, the Company incurred higher fuel costs and higher operator fees in 1998 as a result of cost escalations in certain operating and supply agreements. Second, the Company incurred higher fuel expenses because the Scrubgrass plant achieved a higher capacity rate during 1998 and realized lower average heat rates from fuel consumption in 1998 by comparison to 1997. Third, because the Scrubgrass plant achieved a higher capacity rate during 1998, the Company accrued higher year-end operator bonuses during 1998 than were recorded in 1997. Fourth, although maintenance expenses incurred during the 1997 extended outage were higher than the Company's original expectations, the Company incurred higher maintenance expenses in 1998 to make the necessary repairs related to the 1998 equipment malfunctions and to accelerate its reserves for future maintenance which the Company now expects will be performed earlier than its previous schedule. Finally, due to salary increases and increases in the number of personnel at the Scrubgrass project, the Company incurred higher labor and related costs in 1998. However, the aforementioned increases in 1998 operating expenses were offset in part because certain operating expenses were higher during 1997 by comparison to 1998 primarily for the following reasons. First, as a result of enhancements made during 1997 to the fuel processing system at the Scrubgrass Project, the Company realized a savings in certain routine maintenance expenses during 1998. Second, the Company entered into modifications to the financing contract with the manufacturer of the Scrubgrass generator which reduced certain long-term liabilities and operating expenses during 1998. See a further discussion of these modifications under the caption "Item 1. Business - Scrubgrass".

Lease expenses in 1998 amounted to $22,971,201 as compared to $24,488,005 in 1997 and all pertain to the Scrubgrass Project. The overall decrease in lease expenses during 1998 is primarily due to the following three reasons. First, because there was less cash available from the Scrubgrass Project during 1998, the Company realized a decrease in additional rent paid to the Lessor. Second, the scheduled principal and interest payments under the Lessor's junior subordinated debt obligations were lower in 1998 which reduced the Lessor's loan costs that were passed through to the Company in its facility lease expenses. Third, the Company had a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $8,024,111 and $8,905,911 in 1998 and 1997, respectively. The overall decrease was offset in part by an increase in the principal payments under the Scrubgrass Project term loan which increased the Lessor's loan costs that were passed through to the Company in its facility lease expenses.

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

Interest expense in 1998 amounted to $460,812 as compared to interest expense of $424,395 in 1997. Interest expense increased during 1998 primarily because of the additional long-term debt obligations for the Scrubgrass Project which were incurred during the second quarter of 1997. The additional long-term debt obligations, which were outstanding for a full year in 1998, consist of a $3 million term credit facility which is discussed further in the section "--Liquidity and Capital Resources - Financing Activities" and installment debt which financed the generator repair that is discussed further in the section "Item 1. Business - Scrubgrass". Due to lower average outstanding borrowings in 1998, the aforementioned increase in interest expense was offset in part by a decrease in interest incurred on the Lessee Working Capital Loan.

Write-off of receivables in litigation amounted to $3,508,498 in 1998 and represents the aggregate balances as of December 31, 1998 of the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998 related to the 1994 sale of SCA. This write-off was discussed further in "Item
1. Business - Sunnyside".

Gain on sale of project amounted to $7,423,467 in 1997 and pertains to a gain recognized as a result of the Company's sale of the Milesburg project. This gain, which is discussed further in "Item 1. Business - Milesburg", pertains to an event which occurred in 1997 and did not recur in 1998.

Other income amounted to $7,810 in 1998 and consisted primarily of a gain on the sale of the Company's land in Fayette County, Pennsylvania. Other income in 1997 amounted to $622,417 and consisted of revenue recorded as a result of the release of certain Milesburg obligations which were payable only upon the occurrence of events related to project development.

Income tax benefit in 1998 amounted to $794,945, or 33% of loss before income taxes, as compared to income tax expense of $4,103,684, or 47% of income before income taxes, in 1997. The 1997 effective tax rate was higher by comparison to the 1998 rate primarily because of the following reasons. First, the 1997 income tax expense includes the effect of a permanent difference between the gain for financial reporting purposes and the gain for tax reporting purposes on the sale of the Milesburg project. Second, due to a second layer of state income tax incurred on distributions received by EPC from the Scrubgrass Project, the Company was not able to realize the full benefit of its 1998 net loss for tax reporting purposes.

     2000 Outlook

The Company expects its net earnings to improve in 2000 and offers the following prospective information concerning significant components of its results of operations for 2000 which are being compared to historical results of operations for 1999:

     Power generation revenues - Power generation revenues are expected to increase materially in 2000 primarily as a result of a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement and additional revenues from the settlement agreement with PENELEC. As discussed further in Item 3. Legal Proceedings, the Company settled its legal proceeding with PENELEC and expects to recognize revenues during 2000 which were earned in prior years. The Company expects an additional increase in its revenue because PENELEC is expected to pay full contract rates during 2000 for capacity in excess of 80mw.

     Operating expenses - Operating expenses are expected to decrease slightly in 2000 primarily due to lower maintenance expenses, the absence of expenses related to Year 2000 compliance, and improvements in fuel quality. The aforementioned decreases in operating expenses are expected to be substantially offset by a 4% average increase in contracted rates for fuel supply agreements, a 5% increase in contracted rates for the O&M and anticipated increases in the Operator's labor and related costs.

     Lease expenses - Lease expenses are expected to increase significantly in 2000 for the following reasons. First, the Company expects that higher interest rates on the Lessor's tax-exempt bonds and term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in base equity rents in 2000. Third, due to projected increases in cash from Scrubgrass Project operations, which include revenues and interest income from the settlement agreement with PENELEC, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in 2000. Fourth, the Lessor is presently considering changes to the financing structure of the Scrubgrass Project that could increase the Lessor's loan costs in 2000. However, the Lessor's junior debt obligation was fully satisfied by the end of 1999. The absence of payments on the junior debt obligation is expected to reduce the Lessor's loan costs in 2000 and lessen the impact of the aforementioned increases in lease expense. The Lessor's additional rent and the potential changes to the financing structure of the Scrubgrass Project are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

     General and administrative expenses - General and administrative expenses are expected to increase during 2000 for the following reasons. First, the Company expects its casualty insurance costs to increase in 2000 due to changes in PG&E Gen's experience rating for all its facilities. PG&E Gen, which receives discounts by insuring all of its power plants under one insurance program, is expected to apportion this rate increase to all its facilities. Second, the Company is anticipating increases in PG&E Gen's labor and related costs. Third, PG&E Gen has expressed its intention to begin billing the Scrubgrass Project for certain corporate level support expenses. PG&E Gen, which has improved its ability to track support expenses by facility, previously absorbed these expenses at the corporate level. The Company's legal fees and Scrubgrass Project management costs are also subject to considerable variation each year due to the demands of legal proceedings and contract matters. As such, the Company cannot predict the full extent of changes to general and administrative expenses.

     Other income - Other income is expected to materially increase in 2000 primarily for the following two reasons. First, the Company expects to report income of $1,161,888 in 2000 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The sales of NOx credits are discussed further under "Item 1. Business--Scrubgrass". The Company also expects to report interest income of approximately $608,000 in 2000 from the settlement agreement with PENELEC.

     Cumulative effect of a change in accounting principle - The Company reported income in 1999 as a result of a change in its method of accounting for major equipment overhauls. This income will not recur in 2000.

     Income tax expense - Income tax expense is expected to significantly increase in light of anticipated increases in income before income taxes. The Company expects its effective income tax rates for 2000 would be comparable to the actual rates experienced in 1999.

     Litigation recoveries - As of December 31, 1999, the Company is seeking to recover approximately $4.4 million owed by the Purchasers of SCA which is the subject of legal proceeding. See "Item 1. Business - Sunnyside" and "Item 3. Legal Proceedings". Should this legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include supplementary interest, punitive damages and reimbursements for attorney's expenses. The Company would report any future recoveries from this legal proceeding as additional income in its Consolidated Statement of Operations.

Recently Issued Accounting Standards

See Note B to the Consolidated Financial Statements for recently issued accounting standards which are required to be adopted after 1999.

Liquidity and Capital Resources

     Operating Activities

The Company had cash provided by operating activities of $2,752,441 and $635,735 in 1999 and 1998, respectively, and cash used by operating activities of $1,202,561 in 1997. During all of these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings. During 1997, primarily because of the financial impact of the generator repair at the Scrubgrass project which is discussed further under "Item 1. Business - Scrubgrass", the Company incurred a significant decrease in cash from its operating activities. The Scrubgrass Project was profitable during 1999 and 1998 and contributed cash to the Company's operating activities.

While the Company reported an overall net income of $1,777,562 during 1999, the Company generated significant additional cash from its operating activities. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 1999 net income to its net cash provided by operating activities.

     Depreciation and amortization - During 1999, the Company recognized depreciation and amortization for its lease rights of $149,004, deferred financing costs of $69,222, machinery and equipment modifications of $137,836 and equipment and furniture of $7,172.

     Deferred income tax asset - The Company's net deferred income tax asset amounted to $876,305 as of December 31, 1999 as compared to $1,826,561 as of December 31, 1998. The decrease in the deferred tax asset is largely attributable to the reversal of tax benefits associated with the Company's maintenance reserves. During 1999, the Company changed its method of accounting for maintenance expenditures and eliminated its liability for maintenance reserves. A further discussion of the change in accounting principle is discussed below under "Cumulative effect of a change in accounting principle".

     Cumulative effect of a change in accounting principle - Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. The Company recognized the effect of this change on years prior to 1999 with an increase to net income of $1,188,989 in 1999. This increase in net income consists of an elimination of the Company's major maintenance reserve, which had a balance of $2,001,429 at December 31, 1998, and the reversal of $812,440 in deferred income tax benefits.

     Deferred gain, net - The Company's deferred gain, net amounted to $5,088,776 as of December 31, 1999 as compared to $5,397,187 as of December 31, 1998. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 1999:

     Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $3,703,922 as of December 31, 1999 as compared to $6,598,864 as of December 31, 1998. The Scrubgrass Project collects its receivable from utility on a monthly basis 23 business days after the month of power generation.

     Typically, the Company's balance sheet at the end of each quarter reflects two months of outstanding receivables from the utility. However, because December had 23 business days in 1999, the Company collected its revenues for power generation in November 1999 on December 30, 1999. As such, the Company's receivable from utility as of December 31, 1999, which included power generation revenues for December 1999, decreased significantly by comparison to the balance as December 31, 1998, which included power generation revenues for November and December of 1998. The aforementioned decrease in receivable from utility as of December 31, 1999 was offset in part by the increases in 1999 revenues discussed above under "Results of Operations".

     Other current assets - The Company's other current assets amounted to $645,852 as of December 31, 1999 as compared to $821,462 as of December 31, 1998. The overall decrease is largely due to the following two reasons. First, the Company's fuel inventory decreased primarily because the Scrubgrass project modified its fuel plan and consumed a portion of its base level fuel inventory. Second, the Company's prepaid expenses decreased primarily because of changes in the insurance program at the Scrubgrass project. As a result of these changes, the Scrubgrass Project reduced it insurance premiums and distributed its premium payments more evenly during the year.

     Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $4,751,906 as of December 31, 1999 as compared to $5,773,689 as of December 31, 1998. The decrease in 1999 is primarily attributable to the following reasons. First, due to the requirements of certain operating agreements, the Scrubgrass Project must pay certain accounts payable and accrued expenses on the same day it collects the receivable from utility. As such, the Company's accounts payable and accrued expenses had a comparable decrease to the receivable from utility (see "Receivable from utility" above). Second, the Company had an additional rent accrual of $223,679 as of December 31, 1998. However, due to differences in the timing of when cash flows became available for distribution from the Scrubgrass Project, there was no additional rent to accrue as of December 31, 1999. The previous decreases in accounts payable and accrued expenses were offset in part by the following items which increased accounts payable and accrued expenses during 1999. First, the Company's accrual for the Lessor's bond interest increased in 1999 by approximately $584,000 largely due to longer bond maturities. Second, corporate taxes payable increased in 1999 primarily due to improvements in earnings. Third, the Company accrued larger bonuses to the Operator in 1999 because of improvements in the performance of the Scrubgrass Project. Fourth, the Company realized cost escalations in various operating and administrative contracts which increased its operating and administrative costs in 1999.

     Investing Activities

The Company used $284,623 and $277,331 in investing activities during 1999 and 1998, respectively, and received $12,206,487 from investing activities during 1997. The Company's investing activities are concentrated primarily in the following areas:

     Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and related to fees earned in 1995 for the Scrubgrass Project. The Company collected $46,062, $39,128 and $36,129 from notes receivable related to the Scrubgrass Project in 1999, 1998 and 1997, respectively. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and uncollected interest balance of $1,102,568 as of December 31, 1999, are the subject of a legal proceeding. See "Item 1. Business - Sunnyside" and "Item 3. Legal Proceedings" for further information about the Sunnyside Project and this litigation.

     Restricted cash - The Company is contractually required to make scheduled deposits to a restricted maintenance fund for the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is allowed to use restricted cash for major equipment overhauls subject to certain restrictions. During 1999, 1998 and 1997, the Company made scheduled deposits to the restricted major maintenance fund of $739,128, $682,275 and $644,500, respectively. During 1999, 1998 and 1997, the Company's payments for major equipment overhauls amounted to $1,271,141, $384,057 and $796,500, respectively. The remaining changes to restricted cash primarily pertain to investments of available restricted cash balances. During 1997, the Company performed significant unscheduled major equipment overhauls during its annual plant outage which was extended because of necessary generator repairs. During 1999, the Company had significant major equipment overhauls which were planned and scheduled for completion during the annual plant outage. Planned major equipment overhauls are performed on a schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as expected wear and tear and recommendations made by equipment manufacturers.

     Proceeds from sale of project - On December 5, 1997, the Company received $15,000,001 for the sale of the Milesburg project. The Company's sale of the Milesburg project is discussed further under the caption "Item 1. Business - Milesburg".

     Property, plant and equipment - The Company invested $829,117, $5,196 and $2,987,881 in property, plant and equipment expenditures during 1999, 1998 and 1997, respectively. During 1999 and 1997, the Company made machinery and equipment modifications at the Scrubgrass facility of $811,568 and $125,000, respectively. The machinery and equipment modifications were made to improve the fuel processing and air quality emission systems. During 1997, the Company accelerated its Milesburg Project development activities and made capital expenditures of $2,852,185 (See "Item 1. Business - Milesburg"). The balance of capital expenditures in each period were purchases of equipment for the Company's corporate office.

     Financing Activities

The Company utilized $2,524,046, $12,088,261 and $90,177 in financing activities during the years ended December 31, 1999, 1998 and 1997, respectively. The Company's financing activities are concentrated primarily in the following areas:

     Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $684,408 (6 cents per share), $1,026,611 (9 cents per share), and $1,341,964 (12 cents per share) during 1999, 1998 and 1997, respectively. The Company also declared a special dividend of $9,923,901 (87 cents per share) in 1997 out of the proceeds from the Milesburg settlement (See "Item
     1. Business - Milesburg"). The Company paid dividends to its subsidiary's preferred stockholder of $5,000, $5,000, and $30,178 during 1999, 1998 and 1997, respectively. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its dividend arrearage during 1997. The Company had dividends payable of $171,102 and $10,266,105 as of December 31, 1999 and December 31, 1997, respectively. As such, the Company paid dividends of $518,306, $11,297,716 and $1,029,938 during 1999, 1998 and 1997, respectively.

     Working Capital Loan - The Company may borrow from the Lessor up to $4 million under a Lessee Working Capital Loan Agreement for the ongoing working capital requirements of the Scrubgrass Project. The Company made net repayments of $395,045 under the Lessee Working Capital Loan Agreement in 1999. As discussed under "Receivable from utility" above, the Company collected additional revenues from PENELEC during 1999 by comparison to 1998. As a result, the Company utilized the additional cash flows from operating activities to reduce the outstanding borrowings under the Lessee Working Capital Loan Agreement.

     Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. The Company made payments to reduce this obligation by $1,550,000 and $850,000 during 1999 and 1998, respectively, to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings.

     Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,028,716 and $1,188,573, respectively as of December 31, 1999. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Item
     3. Legal Proceedings". The Scrubgrass Project obligation has scheduled annual maturities which began in 1998 and continue through 2004. The Company made its scheduled payments for the Scrubgrass Project obligation of $60,695 and $18,543 during 1999 and 1998, respectively. Until August 26, 1997, the Company had long-term obligations related to the Milesburg project aggregating to $5,858,767. As a result of a settlement agreement dated August 26, 1997, the Milesburg project obligations were reduced to $2,358,767. In addition, because certain Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. The remainder of the Milesburg project obligations, which amounted to $1,800,000, were paid during 1997.

     Common Stock - The Company received proceeds from the issuance of its Common Stock aggregating $124,238 during 1997. The Common Stock was issued solely pursuant to exercises of stock options.

     Cash Flow Outlook

During 2000, the Company expects the principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in "Item 1. Business - Scrubgrass", the Company is not able to receive distributions from the Scrubgrass Project until all operating expenses, base lease payments, certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are satisfied. Nevertheless, the Scrubgrass Project's cash flows in 2000 are expected to be sufficient to satisfy all of these restrictions and provide the Company with a material increase in distributions by comparison to 1999.

As discussed under the caption "Results of Operations - 2000 Outlook", the Company expects that the Scrubgrass Project's cash flows in 2000 will be enhanced by an increase in the contracted rates under the PPA, sales of NOx Credits, and additional revenues from the settlement agreement with PENELEC. Although, the Company expects that anticipated increases in lease expenses, administrative expenses and income taxes would consume a portion of these additional revenues. The Company also believes that the Scrubgrass Project's cash flows would continue to be affected by certain debt and maintenance payments. According to certain agreements, the Scrubgrass Project is expected to make scheduled payments in 2000 of $700,000 for debt and $678,527 for deposits to restricted cash.

As discussed under the caption "Certain Factors That May Affect Future Results--Environmental Regulation", the Scrubgrass Project needed to achieve certain seasonal NOx emission levels beginning on May 1, 1999, and will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new 1999 requirements without any modifications to the Facility. However, the Company made capital improvements of $811,568 in 1999 to the Facility, which are expected to enable the Facility to meet the stricter standards in 2003. By making improvements to the Facility before 2003, the Company anticipated that it would not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Consequently, the Company sold its anticipated excess NOx Credits and used the proceeds to finance the capital improvements and generate additional working capital. The Company expects to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. The sales of NOx Credits are discussed further under "Item 1. Business - Scrubgrass".

During 1999, PG&E Gen commenced long-term refinancing discussions with the lending agents for the Scrubgrass Project. Through these discussions, PG&E Gen expects to address several changes in the Scrubgrass Project's financing structure that are expected to occur over the next few years. First, the tax-exempt bond letter of credit expires in December 2000 and would need to be replaced. Second, Buzzard is expected to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days during 2001 and 2002. Third, Buzzard's Lessee Working Capital Loan commitment expires in December 2002. Fourth, PENELEC's contracted payment terms will be extended by 24 days beginning in July 2003, which is expected to create the need for additional working capital. Fifth, based on recent market trends, PG&E Gen believes there may be better ways to manage the Scrubgrass Project's interest rate risk. The Company believes that the Scrubgrass Project has demonstrated its ability to satisfy its existing financial obligations and expects it could demonstrate an ability to satisfy any proposed changes to its financing structure. As such, the Company expects PG&E Gen could negotiate favorable terms for the financing structure at the Scrubgrass Project. However, the Scrubgrass Project might incur additional fees to extend or originate new financing commitments. At this time, the Company cannot predict the impact that refinancing discussions would have on its future results of operations or financial position.

As of December 31, 1999, the Company is seeking to recover approximately $4.4 million owed by the Purchasers of SCA (See "Item 1. Business - Sunnyside" and "Item 3. Legal Proceedings"). The Company is also seeking additional financial recoveries which include supplementary interest, punitive damages and/or reimbursements for attorney's expenses. As discussed under "--Financing Activities--Notes payable", the Company would be required to utilize a portion of these recoveries to satisfy certain obligations of the Sunnyside Project. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, the Company's financial position could be materially enhanced in the future. However, there can be no assurance that the litigation will resolve or settle in favor of the Company.

In September 1998, the Company filed its 1997 corporate tax returns which clarified its corporate tax position. Prior to 1997, the Company had substantial net operating loss carryforwards which sheltered the Company from paying Federal and certain state corporate taxes during its profitable periods. However, primarily as a result of the 1997 Milesburg project sale, the Company had substantial taxable income in 1997 which utilized all of the Company's previous net operating loss carryforwards. As such, for tax years beginning in 1997, the Company's cash flows have been negatively effected by the payment of significant Federal and state corporate taxes. As discussed in "Item 5. --Market For Registrant's Common Equity and Related Shareholder Matters--Dividends", in response to changes to its cash position, the Company reduced its quarterly dividend in September 1998 from 3 cents per share to 1.5 cents per share. Presently, the Company is reviewing its corporate tax position and is considering tax strategies which could mitigate the effect that corporate taxes are expected to have on its future cash flows. In the meantime, the Company's cash flows continue to be affected by substantial corporate tax payments as well as considerable professional fees for the Sunnyside litigation.

The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve significant earnings and cash flows on an annual basis for the foreseeable future. The PPA has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the Company expects that the additional revenues from the PENELEC legal settlement and the sales of NOx Credits would also materially enhance its cash position in 2000. Notwithstanding, the Company will continue to be affected by its obligations for corporate taxes and professional fees. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements. See the further discussions under "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters--Dividends" and "--Certain Factors That May Affect Future Results" below.

Year 2000 Readiness

     General

The Company addressed the issue of Year 2000 Readiness ("the Y2K Project") and completed all its procedures by November 1999. The Company's procedures for the Y2K Project included an inventory of stand-alone hardware and software ("IT Systems"), an inventory of all system components embedded in the Scrubgrass plant operating control systems ("Non-IT Systems"), the identification of critical vendors, customers and business partners, the testing of both IT Systems and Non-IT systems, the replacement or improvement of IT Systems and Non-IT Systems which were not Year 2000 compliant, and a solicitation of responses from all critical vendors, customers and business partners indicating their readiness for the Year 2000. To date, the Company has not experienced any problems with its IT Systems or Non-IT systems which are related to the Y2K Project.

The Company secured responses from most critical vendors and business partners indicating their readiness for the Year 2000. Based on these responses, the Company has not identified any conditions of potential non-compliance which the Company estimates would materially impact its business. To date, the Company has not experienced any problems with its critical vendors and business partners which are related to the Y2K Project.

     Costs

The Company incurred cumulative costs to complete the Y2K Project of $292,860 which were all funded by its operating cash flows. The Company does not expect to incur any additional costs for the Y2K Project.

     Risks and Contingency Plans

The Company developed a contingency plan which describes the steps the Company would take if problems resulted from the Y2K Project. The Company has not experienced and is not expecting any material problems related to the Y2K Project. However, should unforeseen problems develop in the future, the Company will address these problems using its contingency plan.

The Year 2000 problem is a world-wide concern and there is a tremendous amount of uncertainty about the effect this problem will have on any business. The Company completed procedures it deemed prudent to understand its Year 2000 risks and understand the extent to which third parties who failed to ensure they were ready for the Year 2000 could impact its business. However, there can be no assurance that all non-compliant systems or system components were identified. It is also conceivable that the Company may later discover that a failure by a third party to be Year 2000 compliant has impacted its business. However, by completing the Y2K Project, the Company believes it has mitigated the risk that any of the aforementioned items would occur and have a material adverse affect on its business.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

     Ownership of Single Operating Asset

The Company owns a 22 year leasehold interest in the Scrubgrass Project, an approximate 83 Mw (net) waste coal-fired electric generating facility located in Pennsylvania, the lease for which commenced on June 30, 1994. Presently, all the Company's operating revenues are attributable to power generation from the Scrubgrass Project. Accordingly, the Company's operations are largely dependent upon the successful and continued operation of the Scrubgrass Project. In particular, if the Scrubgrass Project experiences unscheduled shutdowns of significant duration, the Company's results of operations will be materially adversely affected.

     Dependence Upon Key Employees

The success of the Company is largely dependent upon a staff of three full-time executive officers and two part-time employees. The loss of any of the Company's executive officers could adversely effect the Company's operations.

     Third Party Project Management

The Company has a management services agreement with PG&E Gen to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E Operating Services to operate the facility. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against PG&E Gen and the Operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse effect on the Company.

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

     Legal Proceedings

As discussed in "Item 1. Business - Sunnyside" and "Item 3. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $1,102,568, respectively as of December 31, 1999. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. To date, the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities. Nevertheless, the professional fees incurred to defend its position in the litigation and the withholding of scheduled principal and interest payments on the promissory notes have adversely affected the Company's financial position. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will continue to incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations and financial position.

     Financial Results

To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $4,330,121 as of December 31, 1999. While the Company was profitable from operating activities during 1999 and 1998, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

     Circulating Fluidized Bed Technology

The Company's Scrubgrass Project employs circulating fluidized bed technology to produce electricity. Certain aspects of this technology, as well as the conversion of waste products into electricity, are relatively new areas being explored by the alternative energy market in the last 15 years. Accordingly, this technology carries greater risk than more established methods of power generation such as hydropower. As such, the long-term costs and implications of maintaining this technology have not been established by historical industry data.

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

                                            Balance at                                                Matures
      Description of the Obligation          12/31/99               Interest Rate                     Through
-----------------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds          $ 135,600,000     Quoted Tax Exempt Bond Rate              2012
     Variable rate term loan                    14,412,000     Fixed swap rate of 6.4225%               2005
     Variable rate term loan                    10,061,427     LIBOR rate plus 1.250%                   2004
Buzzard debt obligations:
     Variable rate working capital loan          1,994,619     LIBOR rate plus 1.125%                Revolving
     Variable rate term loan                     1,188,573     LIBOR rate plus 1.250%                   2004
     Variable rate term credit facility            600,000     LIBOR rate plus 1.125%                   2000


The Lessor entered into interest rate swaps which had the effect of fixing the interest rate for its term loan which matures in 2005 at 6.4225%. As such, except for the Lessor's term loan which matures in 2005, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its debt or lease obligations. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See Notes H, I and M of the accompanying Consolidated Financial Statements for further information about the Company's debt and lease obligations.

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

In previous years, the Company competed in the market to develop power generation facilities. The primary bases of competition in this market are the quality of development plans, the ability of the developer to finance and complete the project and the price. In certain cases, competitive bidding for a development opportunity is required. Competition for attractive development opportunities is expected to be intense as there are a number of competitors in the industry interested in the limited number of such opportunities. Many of the companies competing in this market have substantially greater resources than the Company. The Company believes its project development experience and its experience in creating strategic alignments with other development firms with greater financial and technical resources could enable it to continue to compete effectively in the development market if and when opportunities arise. Presently, the Company believes there are limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. As a result, the Company is not actively pursuing new development opportunities at this time.

Presently, there is significant merger and consolidation activity occurring in the electric industry. Recently, the Company engaged an investment consultant to consider any sale or merger proposals and other strategic alternatives that may present an opportunity to enhance shareholder value. There can be no assurance that any transaction will result from this engagement.

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

The Company believes that changes in PURPA, PUHCA and other related federal statutes could occur in the next several years. The nature and impact of such changes on the Company's projects is unknown at this time. Presently, there are several legislative proposals pending in Congress which suggest a comprehensive restructuring of the electric utility industry. These proposals advocate, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and the repeal of both PURPA and PUHCA. In April 1999, the Clinton administration also introduced the Comprehensive Electricity Competition Act, which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The flexible mandate gives individual states the option to seek alternative policies which appear to better serve their consumers. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from Qualifying Facilities at full avoided cost could be repealed or modified. While current legislative proposals specify the honoring of existing contracts, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure for electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments which reduce the contracted rates under the Scrubgrass power purchase agreement, the Company's results of operations and financial position could be negatively impacted.

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

Presently, neither the Customer Choice Act (and PENELEC's restructuring plan filed thereunder), nor proposed legislation directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. However, as discussed above, the Company could possibly be impacted in the future by, among other things, increases in competition as a result of deregulation, or the chance that PENELEC would attempt to renegotiate the existing power contract. The Company is actively monitoring these developments in energy proceedings in order to evaluate the impact on its projects.

     Environmental Regulation

The Company's projects are subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution. In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. The Company also has significant administrative responsibilities to monitor its compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the compliance issues are corrected. The Company is responsible for ensuring the compliance of its facilities with all the applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The Company believes the Scrubgrass Project, its only operating project, is currently in compliance with all material applicable environmental regulations. The Scrubgrass Project most notably has been affected by the following environmental regulations:

     Air Quality - The Scrubgrass Project is subject to air quality regulations under the Federal Clean Air Act of 1970 (CAA). CAA Title I established National Ambient Air Quality Standards (NAAQS) for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, CAA Title I established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides (NOx) and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions. In recent years, the Pennsylvania Department of Environmental Protection (PaDEP) established regulations that required companies with stationery sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the PaDEP began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission (OTC) established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass Project to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under the OTC's requirements, the Scrubgrass Project will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new 1999 requirements without any modifications to the facility. However, the Company made capital improvements of $811,568 in 1999 to the Scrubgrass facility, which are expected to enable the Scrubgrass facility to meet the stricter standards in 2003. The Company expects to meet the NAAQS for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead for the foreseeable future without any additional material modifications to the Scrubgrass facility.

     Waste Disposal - The Scrubgrass Project must also comply with various environmental regulations pertaining to the handling and disposal of hazardous and non-hazardous wastes. The PaDEP establishes classifications for wastes and requires companies to follow certain handling and disposal procedures for each waste classification. Currently, the Scrubgrass Project employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass facility. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the electric generation process, is removed from the Scrubgrass facility and returned to the original waste site where it is reclaimed with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, the Company's ash disposal costs may significantly increase which could have material adverse affect on the Company's results of operations and financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's most significant market risk exposure is changing interest rates which may affect its short-term investments, its debt and certain of its lease expenses. The Company offers the following information about these market risks:

     Short-term investments - The Company invests cash balances which are in excess of its normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, the Company does not believe its short-term investments are subject to material market risk.

     Debt - The Company has borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate (LIBOR). The Company monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage its interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods. For further information on the Company's interest rate risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

     Lease Expense - The Company, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate (LIBOR). PG&E Gen monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for the Scrubgrass facility. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods. For further information on the Company's interest rate risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

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

                          Index to Financial Statements

                                                                                                           Page
                                                                                                           ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                                                               F-1

Consolidated Balance Sheets as of  December 31, 1999 and 1998                                              F-2

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997                 F-3

Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended

December 31, 1999, 1998 and 1997                                                                           F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                 F-5

Notes to Consolidated Financial Statements                                                                 F-6

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to the directors of the Company may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2000. Such information is incorporated herein by reference.

The executive officers of the Company are as follows:

  Name                     Age                         Position
  ----                     ---                         --------
Joseph E. Cresci            57        Chairman and Chief Executive Officer

Donald A. Livingston        57        President and Chief Operating Officer

William D. Linehan          34        Treasurer, Secretary and Chief Financial Officer


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

William D. Linehan has served as Treasurer, Secretary and Chief Financial Officer of the Company since March 29, 1996. Prior to his employment with the Company, Mr. Linehan was most recently employed since 1993 as manager in the audit and consulting practice of Moody, Cavanaugh and Company, where he specialized in providing audit, tax advisory and business consulting services to closely-held corporations. From 1991 to 1993, Mr. Linehan was the Controller of Technology Procurement, Inc. and later the Secretary and Treasurer of Computer Finance and Rental, Inc., a corporation formed in 1993 after a corporate reorganization of Technology Procurement, Inc., where he was responsible for managing the accounting and financial activities of these corporations, which both were distributors and lessors of computer equipment and related peripheral products. From 1987 to 1991, Mr. Linehan was employed in the middle market audit and consulting practice of KPMG Peat Marwick, where he advanced to the position of supervisor and specialized in providing audit and management advisory services to publicly-traded and privately-held growth companies. Mr. Linehan, who received a Bachelor of Science Degree in Accountancy from Bentley College in 1987, is a Certified Public Accountant in the Commonwealth of Massachusetts and a member of the American Institute of Certified Public Accountants and Massachusetts Society of Certified Public Accountants.

Item 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2000. Such information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2000. Such information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2000. Such information is incorporated herein by reference.

                                     PART IV

Item 14. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this annual report:

     (a)1. Consolidated Financial Statements

                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report                                                                             F-1

Consolidated Balance Sheets as of  December 31, 1999 and 1998                                            F-2

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997               F-3

Consolidated Statements of Shareholders' (Deficit) Equity for the Years Ended

December 31, 1999, 1998 and 1997                                                                         F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997               F-5

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

 10.01      Joint Development Agreement among Milesburg Energy, Inc., U.S. Gen and         E
            Environmental Power Corporation dated July 30, 1996 (a written request for confidential treatment of certain proprietary information in this agreement has been filed with the United States Securities and Exchange Commission)

 10.12      Stock Purchase Agreement for 20,000 shares of common stock of Milesburg        F
            Energy, Inc., between Environmental Power Corporation and Neil W. Hedrick,
            Richard Mase and Sylvia B. Mase, dated April 30, 1987.

 10.13      Non-resource Secured Note of Environmental Power Corporation to Neil W.        F
            Hedrick, Richard Mase and Sylvia B. Mase for $220,000, dated April 30, 1987.

 10.14      Non-resource Secured Note of Environmental Power Corporation to Neil W.        F
            Hedrick, Richard Mase and Sylvia B. Mase for $4,900,000, dated April 30,
            1987.

 10.15      Note of Milesburg Energy, Inc., to Antrim Mining, Inc., for $41,000, dated     F
            April 30, 1987.

 10.16      Note of Milesburg Energy, Inc., to Richard Mase and Sylvia B. Mase for         F
            $139,000, dated April 30, 1987.

 10.17      Electric Energy Purchase Agreement between West Penn Power Company and         F
            Milesburg Energy, dated February 25, 1987.

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

 10.19      Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass     F
            Generating Plant by and between Pennsylvania Electric Company and
            Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power
            Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and
            assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
            Corporation on June 17, 1994.

 10.20      Second Supplemental Agreement for the Sale of Electric Energy from the          F
            Scrubgrass Generating Plant by and between Pennsylvania Electric
            Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass
            Generating Company, L.P. on December 15, 1990 and assigned by
            Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on
            June 17, 1994.

 10.21      Third Supplemental Agreement for the Sale of Electric Energy from the          F
            Scrubgrass Generating Plant by and between Pennsylvania Electric
            Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating
            Company, L.P. on December 15, 1990 and assigned by Scrubgrass
            Generating Company, L.P. to Buzzard Power Corporation on June 17,
            1994.

 10.22      Amendment to the Third Supplemental Agreement for the Sale of Electric         F
            Energy from the Scrubgrass Generating Plant by and between
            Pennsylvania Electric Company and Scrubgrass Power Corporation dated
            November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and
            assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
            Corporation on June 17, 1994.

 10.23      Letter Agreement dated December 20, 1990 amending the Agreement for the        F
            Sale of Electric Energy from the Scrubgrass Generating Plant by and between
            Pennsylvania Electric Company and Scrubgrass Power Corporation dated August
            7, 1987, as amended and supplemented from time to time through November 27,
            1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass
            Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass
            Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.

 10.57      1990 Stock Plan with forms of Incentive Stock Option Agreement and             F
            Non-Qualified Stock Option Agreement.

 10.60      Management Services Agreement by and between Scrubgrass Generating Company,    F
            L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
            Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen.  Exhibit A to this agreement was omitted because it was previously filed as Exhibit 10.67.

 10.61      Agreement for Operation and Maintenance of the Scrubgrass Cogeneration         F
            Plant between Scrubgrass Generating Company, L.P. and Bechtel Power
            Corporation dated December 21, 1990 which was assigned by Scrubgrass
            Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.
            Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company.

 10.62      First Amendment to the Agreement for Operation and Maintenance of the          F
            Scrubgrass Cogeneration Plant between Buzzard Power Corporation and U.S.
            Operating Services Company dated December 22, 1995.

 10.67      Appendix I to the Amended and Restated Participation Agreement, dated          D
            as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass
            Generating Company, L.P., Environmental Power Corporation, Bankers
            Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.

 10.70      Stock Pledge Agreement, dated December 19, 1991, between Environmental         J
            Power Corporation and Scrubgrass Generating Company, L.P.

 10.71      Amended and Restated Participation Agreement, dated as of December 22,         D
            1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P.,
            Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.

 10.72      Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated         G
            Participation Agreement, dated as of December 22, 1995, among Buzzard Power
            Corporation, Scrubgrass Generating Company, L.P., Environmental Power
            Corporation, Bankers Trust Company and Credit Lyonnais.

 10.73      Director Option Plan.

 10.80      Amended and Restated Lease Agreement between Scrubgrass Generating Company,    F
            L.P., a Delaware limited partnership, as Lessor, and Buzzard Power
            Corporation, a Delaware corporation, as Lessee, dated as of December 22,
            1995. Schedules and similar attachments listed in the Lease have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

 10.81      Purchase and Sale Agreement by and among NRG Sunnyside Inc. and B&W            C
            Sunnyside L.P. and Kaiser Systems, Inc., Kaiser Power of Sunnyside, Inc.,
            Sunnyside Power Corporation and Environmental Power Corporation, dated
            December 31, 1994.  Schedules and similar attachments of the Purchase and
            Sale Agreement have been omitted; the Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and
            Exchange Commission upon request.

 10.82      Lease between Meadow Holdings Corporation and Environmental Power              F
            Corporation, dated February 20, 1996.

 10.83      Amended and Restated Disbursement and Security Agreement between Scrubgrass    F
            Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee,
            Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.
            Schedules and similar attachments listed in this agreement have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

 10.84      Amended and Restated Lessee Working Capital Loan Agreement between             F
            Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power
            Corporation, as Lessee, dated as of December 22, 1995.

 10.85      Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated         G
            Disbursement and Security Agreement between Scrubgrass Generating Company,
            L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust
            Company as Disbursement Agent and Credit Lyonnais acting through its New
            York Branch as Agent, dated as of December 22, 1995.

 10.86      Debt Service (Tranche A) Loan Note, dated June 3, 1997, to Credit Lyonnais     G
            acting through its New York Branch, as Bank, from Scrubgrass Generating
            Company, L.P., as Borrower.

 10.87      Debt Service (Tranche B) Loan Note, dated June 3, 1997, to Credit Lyonnais     G
            acting through its New York Branch, as Bank, from Scrubgrass Generating
            Company, L.P., as Borrower.

 10.88      Debt Service (Tranche B) Loan Note, dated June 3, 1997, to National            G
            Westminster Bank acting through its New York Branch, as Bank, from
            Scrubgrass Generating Company, L.P., as Borrower.

 10.89      Buy-Out Agreement, dated as of August 26, 1997, between West Penn              H
            Power Company and Milesburg Energy, Inc.

 10.90      Letter Agreement, dated as of August 26, 1997, among Environmental Power       I
            Corporation, Richard Mase, Sylvia B. Mase, Neil W. Hedrick and Antrim
            Mining, Inc.

 10.91      Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated    K
            Participation Agreement, dated as of December 22, 1995, among Buzzard Power
            Corporation, Scrubgrass Generating Company, L.P., Environmental Power
            Corporation, Bankers Trust Company and Credit Lyonnais.

 10.92      Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated    K
            Disbursement and Security Agreement between Scrubgrass Generating Company,
            L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust
            Company as Disbursement Agent and Credit Lyonnais acting through its New
            York Branch as Agent, dated as of December 22, 1995.

 10.93      Amendment No. 1, dated as of June 1, 1996, but not executed until July 24,     K
            1998, to the Amended and Restated Lease Agreement between Scrubgrass
            Generating Company, L.P., a Delaware limited partnership, as Lessor, and
            Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of
            December 22, 1995.

 10.94      Lease between Adams Realty Trust and Environmental Power Corporation, dated    K
            January 26, 1999.

 10.95      Settlement Agreement and Release between GEC Alsthom International, Inc.       K
            and Buzzard Power Corporation dated May 28, 1998.

 10.96      Purchase and Sale Agreements, dated as of December 16, 1998, January 4,        K
            1999 and January 8, 1999, between PG&E Energy Trading - Power, L.P. and
            Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport
            Region (NOx) Budget Allowances

 10.97      Environmental Power Corporation Medical Expense Reimbursement Plan             K
            effective as of September 1, 1998 and dated as of December 18, 1998

 10.98      Environmental Power Corporation Defined Benefit Pension Plan effective as      K
            of January 1, 1998 and dated as of December 23, 1998

 10.99      Settlement Agreement, dated August 3, 1999 and effective February 27, 2000, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and
            Pennsylvania Electric Company.

 11         Computation of Earnings per Share

 18         Letter regarding change in accounting principle from independent auditors

 21         Subsidiaries of the Registrant

 23.1       Consent of Deloitte & Touche LLP

 27         Financial Data Schedule

 99.01      Order of Pennsylvania Public Utility Commission in connection with             F
            Milesburg Energy, Inc., adopted September 21, 1989.

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

K Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1998.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                             ENVIRONMENTAL POWER CORPORATION

     March 29, 2000           By   /s/ Joseph E. Cresci
                                   ---------------------------------------------
                                   Joseph E. Cresci, Chairman
                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

         Signature                Title                          Date

/s/ Joseph E. Cresci              Chairman, Chief                March 29, 2000
--------------------------        Executive Officer,
    Joseph E. Cresci              & Director (Principal
                                  Executive Officer)

/s/ Donald A. Livingston          President & Chief              March 29, 2000
--------------------------        Operating Officer
    Donald A. Livingston

/s/ William D. Linehan            Treasurer, Chief               March 29, 2000
--------------------------        Financial Officer
    William D. Linehan            & Secretary (Principal
                                  Financial Officer)

/s/ Peter J. Blampied             Director                       March 29, 2000
--------------------------
    Peter J. Blampied

/s/ Edward B. Koehler             Director                       March 29, 2000
--------------------------
    Edward B. Koehler

/s/ Robert I. Weisberg            Director                       March 29, 2000
--------------------------
    Robert I. Weisberg

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders of
     Environmental Power Corporation


We have audited the accompanying consolidated balance sheets of Environmental Power Corporation (the "Corporation") and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes B and Q to the consolidated financial statements, the Corporation changed its method of accounting for major equipment overhauls in 1999.


/s/ Deloitte & Touche LLP


Boston, Massachusetts
March 24, 2000

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                              December 31     December 31
                                                                                  1999            1998
                                                                              ------------    ------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                               $    306,188    $    362,416
    Restricted cash                                                                299,490         797,922
    Receivable from utility                                                      3,703,922       6,598,864
    Notes receivable                                                                  --            42,376
    Other current assets                                                           645,852         821,462
                                                                              ------------    ------------
                      TOTAL CURRENT ASSETS                                       4,955,452       8,623,040

PROPERTY, PLANT  AND  EQUIPMENT, NET                                               778,864          94,755

DEFERRED INCOME TAX ASSET                                                          876,305       1,826,561

LEASE RIGHTS, NET                                                                2,459,511       2,608,515

NOTES  RECEIVABLE                                                                     --             3,686

ACCRUED POWER GENERATION REVENUES                                               49,152,131      41,386,500

OTHER ASSETS                                                                       559,739         619,693
                                                                              ------------    ------------

                     TOTAL ASSETS                                             $ 58,782,002    $ 55,162,750
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $  4,751,906    $  5,773,689
    Dividends payable on common stock                                              171,102            --
    Other current liabilities                                                    2,694,619       4,039,664
                                                                              ------------    ------------
                    TOTAL CURRENT LIABILITIES                                    7,617,627       9,813,353

DEFERRED GAIN, NET                                                               5,088,776       5,397,187

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                         2,394,237       3,123,204

ACCRUED  LEASE  EXPENSES                                                        49,152,131      41,386,500

MAINTENANCE RESERVE                                                                   --         2,001,429
                                                                                              ------------
                                                                              ------------    ------------
                   TOTAL LIABILITIES                                            64,252,771      61,721,673
                                                                              ------------    ------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at December 31, 1999 and December 31, 1998, respectively)             --              --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at December 31, 1999 and December 31, 1998, respectively)              100             100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at December 31, 1999 and
         December 31, 1998, respectively; 11,406,783 shares outstanding
         at December 31, 1999 and December 31, 1998, respectively)                 125,254         125,254
    Accumulated deficit                                                         (4,330,121)     (5,418,275)
                                                                              ------------    ------------
                                                                                (4,204,767)     (5,292,921)

    Treasury stock (1,118,640 common shares, at cost, as of
         December 31, 1999 and December 31, 1998, respectively)                   (456,271)       (456,271)
    Notes receivable from officers and board members                              (809,731)       (809,731)
                                                                              ------------    ------------
                    TOTAL SHAREHOLDERS' DEFICIT                                 (5,470,769)     (6,558,923)
                                                                              ------------    ------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $ 58,782,002    $ 55,162,750
                                                                              ============    ============


See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31
                                                                      1999            1998            1997
                                                                  ------------    ------------    ------------
POWER GENERATION REVENUES                                         $ 48,268,311    $ 45,721,473    $ 43,763,223

COSTS AND EXPENSES:
     Operating expenses                                             21,931,318      19,215,459      17,755,882
     Lease expenses                                                 23,110,677      22,971,201      24,488,005
     General and administrative expenses                             2,455,095       2,196,929       1,995,491
     Reversal of provision for nonrecovery of
              project development costs                                   --              --          (940,144)
     Depreciation and amortization                                     363,234         285,471         257,677
                                                                  ------------    ------------    ------------
                                                                    47,860,324      44,669,060      43,556,911
                                                                  ------------    ------------    ------------

OPERATING INCOME                                                       407,987       1,052,413         206,312
                                                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                                                   110,975         156,546         581,336
     Interest expense                                                 (375,176)       (460,812)       (424,395)
     Amortization of deferred gain                                     308,411         308,411         308,410
     Sale of NOx emission credits                                      606,960            --              --
     Write-off of receivables in litigation                               --        (3,508,498)           --
     Gain on sale of project                                              --              --         7,423,467
     Other income                                                          (32)          7,809         622,417
                                                                  ------------    ------------    ------------
                                                                       651,138      (3,496,544)      8,511,235
                                                                  ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    1,059,125      (2,444,131)      8,717,547

INCOME TAX (EXPENSE) BENEFIT                                          (470,552)        794,945      (4,103,684)
                                                                  ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLE                                588,573      (1,649,186)      4,613,863

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF $812,440 IN INCOME TAXES                        1,188,989            --              --
                                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                                 $  1,777,562    $ (1,649,186)   $  4,613,863
                                                                  ============    ============    ============

DIVIDENDS PAID OR PAYABLE:
     Common shares                                                $    684,408    $  1,026,611    $ 11,265,865
     Preferred shares                                                    5,000           5,000          30,178
                                                                  ------------    ------------    ------------
                                                                  $    689,408    $  1,031,611    $ 11,296,043
                                                                  ============    ============    ============

DIVIDENDS PAID OR PAYABLE PER COMMON SHARE                        $       0.06    $       0.09    $       0.99
                                                                  ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE:
          Income (loss) before cumulative effect of a change in
             accounting principle                                 $       0.05    $      (0.14)   $       0.41
          Cumulative effect of a change in accounting principle           0.11            --              --
                                                                  ------------    ------------    ------------
          Net income (loss)                                       $       0.16    $      (0.14)   $       0.41
                                                                  ============    ============    ============

PRO FORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
      METHOD IS APPLIED RETROACTIVELY:

           Net income (loss)                                      $    588,573    $ (1,429,609)   $  4,941,781

           Basic and diluted earnings (loss) per common share     $       0.05    $      (0.12)   $       0.44

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY


                                  Preferred                Preferred        Common
                                    Stock                    Stock           Stock         Additional
                                  ($.01 Par                 (No Par        ($.01 Par         Paid-in
                                    Value)                   Value)          Value)          Capital
                                 ------------             ------------    ------------    ------------
BALANCE AT JANUARY 1, 1997       $          0             $        100    $    121,954    $ 11,057,495

     Net income
     Exercise of stock options                                                   3,300         169,513
     Dividends paid                                                                        (11,227,008)
                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997                0                      100         125,254               0

     Net loss
     Dividends paid
                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998                0                      100         125,254               0

     Net income
     Dividends paid
                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999     $          0             $        100    $    125,254    $          0
                                 ------------             ------------    ------------    ------------

                                                                            Receivable       Total
                                                                          from Officers   Shareholders'
                                  Accumulated                Treasury       and Board       (Deficit)
                                    Deficit                   Stock          Members         Equity
                                 ------------             ------------    ------------    ------------
BALANCE AT JANUARY 1, 1997       $ (7,282,306)            $   (456,271)   $   (761,156)   $  2,679,816

     Net income                     4,613,863                                                4,613,863
     Exercise of stock options                                                 (48,575)        124,238
     Dividends paid                   (69,035)                                             (11,296,043)
                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997       (2,737,478)                (456,271)       (809,731)     (3,878,126)

     Net loss                      (1,649,186)                                              (1,649,186)
     Dividends paid                (1,031,611)                                              (1,031,611)
                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1998       (5,418,275)                (456,271)       (809,731)     (6,558,923)

     Net income                     1,777,562                                                1,777,562
     Dividends paid                  (689,408)                                                (689,408)

                                 ------------             ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999     $ (4,330,121)            $   (456,271)   $   (809,731)   $ (5,470,769)
                                 ============             ============    ============    ============


See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                                  1999            1998            1997
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $  1,777,562    $ (1,649,186)   $  4,613,863
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                            363,234         285,471         257,677
          Gain on sale of project                                                     --              --        (7,423,467)
          Deferred income taxes                                                    137,816      (1,008,806)      3,014,660
          Cumulative effect of a change in accounting principle                 (1,188,989)           --              --
          Amortization of deferred gain                                           (308,411)       (308,411)       (308,410)
          Write-off of receivables in litigation                                      --         3,508,498            --
          Reversal of provision for nonrecovery of project
              development costs                                                       --              --          (940,144)
          Accrued power generation revenues                                     (7,765,631)     (8,024,111)     (8,905,911)
          Accrued lease expenses                                                 7,765,631       8,024,111       8,905,911
          Other income                                                                --              --          (622,417)
          Changes in operating assets and liabilities:
               Decrease (increase) in receivable utility                         2,894,942         (60,219)       (645,766)
               Decrease in other current assets                                    175,610          60,476          29,535
               Increase in receivable from sale of affiliate                          --              --           (73,236)
               Increase in other assets                                             (9,268)        (14,346)       (192,873)
               (Decrease) increase in accounts payable and
                   accrued expenses                                             (1,021,783)       (376,373)        549,469
               Increase in long-term liabilities                                    11,400          11,400          11,559
               Decrease in long-term debt to supplier                              (79,672)       (192,384)        (14,996)
               (Decrease) increase in maintenance reserve                             --           379,615         541,985
                                                                              ------------    ------------    ------------
                     Net cash provided by (used in) operating activities         2,752,441         635,735      (1,202,561)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                46,062          39,128          36,129
    Decrease (increase) in restricted cash                                         498,432        (311,263)        158,238
    Proceeds from sale of project                                                     --              --        15,000,001
    Property, plant and equipment expenditures                                    (829,117)         (5,196)     (2,987,881)
                                                                              ------------    ------------    ------------
                   Net cash (used in) provided by investing activities            (284,623)       (277,331)     12,206,487
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                             (518,306)    (11,297,716)     (1,029,938)
    Net (repayments) borrowings under working capital loan                        (395,045)         77,998        (384,477)
    Borrowings under long-term credit facility                                        --              --         3,000,000
    Repayment of secured promissory notes payable and
         other borrowings                                                       (1,610,695)       (868,543)     (1,800,000)
    Proceeds from the issuance of common stock                                        --              --           124,238
                                                                              ------------    ------------    ------------
                  Net cash used in financing activities                         (2,524,046)    (12,088,261)        (90,177)
                                                                              ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (56,228)    (11,729,857)     10,913,749

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     362,416      12,092,273       1,178,524
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    306,188    $    362,416    $ 12,092,273
                                                                              ============    ============    ============

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BUSINESS AND ORGANIZATION

Environmental Power Corporation (individually "EPC" or consolidated "the Company") is primarily engaged in leasing an electric generating facility fueled by waste coal. In recent years, the Company was also engaged in the development and ownership of electric generating facilities fueled by waste coal. The Company's business plan has been driven by the identification and evaluation of attractive independent power projects in various stages of development. During its project development activities, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of the site, obtained control over a portion of the waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects.

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing decommissioned 43 Mw (net) coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in litigation with the Purchasers to collect the balance of the Purchasers' obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The Company's projects are discussed further in the following sections.

    Scrubgrass

The Scrubgrass Project, located on a 600 acre site in Venango County, Pennsylvania, is a waste coal-fired electric generating station (the "Facility") which was constructed by Bechtel Power Corporation. The construction contract provided for a guaranteed net electrical output of 82.85 MW and final completion was achieved in June 1994.

On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly owned indirect subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to the power purchase agreement, operations and maintenance agreement, limestone agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E Generating Company ("PG&E Gen"), a wholly owned indirect subsidiary of PG&E Generating Company, LLC ("PG&EGenLLC"), which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass Project.

PG&E Operating Services Company (the "Operator"), a wholly owned indirect subsidiary of PG&EGenLLC, operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the "O&M"). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the O&M, the Operator can incur a liability not to exceed its management fee if the Operator does not achieve certain targeted output performance levels.

Buzzard maintains a Limestone Purchase and Sale Agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone which, in September 1999, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement for the transportation of fuel, ash and limestone with Savage Industries, Inc. which expires in 2005. The costs established under this agreement will escalate at partially fixed and partially indexed rates.

Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC"), pursuant to a twenty-five year Power Sales Agreement ("PSA") which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kwh and which escalate at five percent per year through calendar year 1999. For the years 2000 through 2012, the PSA provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. On June 8, 1993, the Facility achieved commercial operation. Since October 1995, the Company had been involved in a legal proceeding with PENELEC whereby, among other complaints, the Company alleged that PENELEC failed to pay the Lessor and the Company contract rates for power in excess of 80 MW produced by the Facility. On August 3, 1999, the Company entered into an agreement with PENELEC to settle the litigation. See Note O - Legal Proceedings for a further discussion of the litigation and settlement agreement.

Buzzard deposits all revenues earned under the PSA into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which are described below), certain maintenance reserve and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, which consists of all of the Lessor's debt service, equity repayment, base return on equity and related expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass Project's operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

On December 22, 1995, the Lessor restructured certain of the Scrubgrass Project's debt, the primary effect of which was to extend the term of its demand debt through 2004 and extend a portion of its junior subordinated debt through 1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities and establish a capital improvements fund with a note payable of $300,000, which was paid in January 1996, and a variable note payable of $2,487,813 which matures through 2004. During the second quarter of 1997, the Lessor assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings of approximately $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor. Since the Lessor's debt restructuring, Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation resulting from this restructuring which are described in the following table:

                                           Balance at      Balance at                                        Matures
     Description of the Obligation          12/31/99        12/31/98                 Interest Rate           Through
-----------------------------------------------------------------------------------------------------------------------
Lessor's term debt obligations:
     Variable rate tax exempt bonds        $135,600,000     $135,600,000     Quoted Bond Rates                 2012
     Variable rate term loan                 14,412,000       16,623,087     Fixed swap rate of 6.4225%        2005
     Variable rate term loan                 10,061,427       10,575,218     LIBOR rate plus 1.250%            2004
     Junior subordinated debt                        --          318,796     Fixed rate of 8%                  1999

Buzzard's term debt obligation:
     Variable rate term loan                  1,188,573        1,249,268     LIBOR rate plus 1.250%            2004


On December 22, 1995, the Lessor entered into interest rate swaps which had the effect of fixing the interest rate over the life of its variable rate term loan which matures in 2005 at 6.4225%. The Lessor's tax-exempt bonds incurred interest at floating rates ranging from 2.8% to 4.2% and 2.95% to 4.0% during 1999 and 1998, respectively.

The remainder of the term debt obligations incur interest at either fixed rates or variable rates which are based on the London Interbank Offering Rate ("LIBOR). Under the terms of the Lessor's loan agreements, the Company is subject to various customary financial and operating covenants. As of December 31, 1999 and 1998, the PG&E Gen believes the Company was in compliance with all such covenants.

During 1997, the Company's planned maintenance outage was significantly extended because the Company needed to perform a complete rewind on the Facility's generator. The Facility's extended outage created an extensive cash flow deficiency because of the loss of revenues plus associated costs and expenses. The Company addressed this cash deficiency by securing additional debt financing, negotiating agreements with the generator manufacturer, and utilizing available restricted cash which are each discussed as follows:

     Term Credit Facility - In June 1997, the Lessor entered into a three-year credit facility with the lenders of the Scrubgrass Project to provide up to $3 million to fund general debt service expenses. The maximum allowable borrowings under this credit facility were $3 million through July 1, 1998. On July 1, 1998, the maximum allowable borrowings began reducing in $600,000 increments every six months through July 3, 2000, at which time the credit facility will be payable in full. As of December 31, 1999 and 1998, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $600,000 and $2,150,000, respectively.

     Agreements with Generator Manufacturer - Prior to the 1997 outage, the Company negotiated extended financing terms with GEC Alsthom ("GEC"), the manufacturer of the Facility's generator, which allowed the Company to pay the $660,000 cost of the generator repair in six annual installments of $110,000, without interest, beginning in May 1997. On April 15, 1998, the Company reached an agreement with GEC which modified the terms of its original financing contract. Under the terms of the original contract, the Company had yet to pay five installments of $110,000 and had also agreed to pay an additional $75,000 bonus to GEC for completing its work ahead of a pre-established schedule. Furthermore, the Company engaged GEC to perform certain maintenance procedures to the generator during the 1998 scheduled outage at the Facility. Under the terms of the revised agreement with GEC, as payment in full for the work performed during the 1998 outage and for the five remaining installments of $110,000 and $75,000 bonus owed under the original contract, the Company agreed to pay GEC a total of $450,000 over a four-year period. The revised agreement provides that $50,000 was payable upon the completion of the work during the scheduled 1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 1999 and 1998, the Company has recorded on its balance sheet the next installment of $100,000 in its other current liabilities and the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $176,948 and $256,620, respectively, in its other borrowings. The Company is recognizing the balance of the remaining installments under the revised agreement, which amounted to $23,052 and $43,380 as of December 31, 1999 and 1998, respectively, as interest expense over the remaining term of the financing contract with GEC. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to $169,045. The Company also recognized interest expense of $20,328 and $26,661 during 1999 and 1998, respectively, under the agreements with GEC.

     Utilization of Restricted Cash - The Company utilized its restricted cash reserves to finance most of its additional maintenance expenditures incurred during the 1997 outage since substantially all of such expenditures were deemed to be major overhauls. Under the terms of its project agreements, the Company began replenishing these restricted funds over a seven-year period beginning in 1998.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") grant Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to the Company based on numerous factors which primarily pertain to the design and operation of the Facility. The Company is required annually to maintain sufficient NOx Credits which equal or exceed the quantity of its nitrogen oxide emissions during a specified seasonal period (the "ozone season"). If the Company's nitrogen oxide emissions exceed its available NOx Credits, the Company would be subject to fines by the Regional Authorities. During 1999, the Company installed machinery, with a cost of $811,568, which is expected to significantly reduce its nitrogen oxide emissions. As such, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Because NOx Credits are transferable and marketable, the Company may sell its available NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations.

During 1998, the Company expected to receive an aggregate of 1,549 NOx Credits during 1999 and 2000, which would be available for use during the 1999, 2000, 2001 and 2002 ozone seasons. Therefore, during December 1998 and January 1999, the Company entered into commitments to sell an aggregate of 839 NOx Credits, which the Company projected would not be needed to comply with the applicable regulations during those ozone seasons. However, the Company was informed in 1999 that 111 projected available NOx Credits would not be received and, accordingly, the Company terminated the sales commitment for that portion of the NOx Credits. During 1999, the Company received 361 NOx Credits for the 1999 ozone season, of which 182 NOx Credits were subject to existing sales commitments and sold for $629,720. The Company also purchased 36 NOx Credits in 1999 for $22,760 which were required to comply with the applicable regulations for the 1999 ozone season. The net proceeds from sales of NOx Credits of $606,960 is included in other income on the accompanying Consolidated Statement of Operations. During 2000, the Company expects to receive the remaining 1,077 NOx Credits which pertain to the ozone seasons in 2000, 2001 and 2002. Shortly after receipt of the remaining NOx Credits, the Company expects to receive $1,161,888 from its outstanding sales commitments for 546 projected available NOx Credits.

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

In connection with the sale, the Company received total consideration of $6,042,294 which included cash of $2,792,294 received on January 5, 1995 and promissory notes aggregating $3,250,000, bearing interest at 10% per annum, received on December 31, 1994. In addition, after audits were performed to verify certain financial information for SCA, the Purchasers were required to pay a purchase price closing adjustment of $1,061,107 in 1995. Under the terms of the promissory notes, interest is payable quarterly to the Company and aggregate principal payments of $312,500, $1,187,500 and $1,750,000 were due on September 30, 1995, December 31, 1996 and December 31, 1997, respectively. To date, the Purchasers have made principal payments aggregating $312,500 and quarterly interest payments through March 31, 1996 pursuant to the promissory notes. The Purchasers have also made aggregate payments of $708,000 toward the purchase price closing adjustment. However, as more fully described in Note O - Legal Proceedings, the Purchasers commenced a legal proceeding with the Company on May 3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 1999, in addition to the balance of the purchase price closing adjustment, the purchasers have principal and interest payments in arrears under the promissory notes of $2,937,500 and $1,102,568, respectively (collectively the "Purchasers' Obligations").

As discussed further in Note O - Legal Proceedings, the litigation with the Purchasers includes claims for alleged breaches by the Company of the agreement to sell its interest in SCA to the Purchasers. The alleged breaches of contract are numerous and the litigation continues in discovery where it has been for almost four years. In November 1998 and October 1999, the Company presented to the Seventh District Court for Carbon County, State of Utah (the "Court") motions for partial summary judgment concerning certain of the numerous claims made by the Purchasers. On January 12, 2000, as discussed further in Note O - Legal Proceedings, the Court granted one of the Company's motions for partial summary judgment. Because of this decision, and considering the possibility of further similar motions, the Company hopes over time to eliminate or limit the matters that might be presented in a jury trial or discourage the Purchasers from continuing the litigation if the anticipated costs exceed the benefits from litigating the remaining matters. After its Court appearances, the Company continues to feel optimistic about the strength of its position in the litigation. However, the Company perceives that the Purchasers are unlikely to settle these matters unless required through Court proceedings, there currently being little economic incentive for them to do so. Accordingly, in view of the length and inherent risk of the litigation process and a jury trial, the Company at this time cannot predict the ultimate outcome of this litigation or how long it will take to enforce its rights and collect the Purchasers' Obligations. The Purchasers' Obligations have been in arrears for almost four years now and are expected to remain in arrears for the foreseeable future. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, the Company is required to recognize impairment losses on loans whenever changes in circumstances indicate that the carrying amounts of the loans exceed their fair market values. In the case of the Purchasers' Obligations, because there were no quoted market values, the best indication of fair market value was the present value of the expected future cash flows from the Purchasers' Obligations. As of December 31, 1998, given the uncertainty surrounding the timing of collecting the Purchasers' Obligations, the Company could not reasonably estimate a fair market value for such obligations. As such, the Company opted to take a conservative position and write-off the Purchasers' Obligations in its 1998 Consolidated Financial Statements. The write-off was reported as a charge to other expense for $3,508,498 in the accompanying 1998 Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Notwithstanding, the Company maintains its entitlement to the Purchasers' Obligations and continues to vigorously pursue such amounts, as well as punitive damages for abuse of the litigation process, in the Court. Should the Company prevail in the litigation in a future period and collect the Purchasers' Obligations, or a portion thereof, and/or punitive damages, the Company would report such collections as other income in the period received. See Note B for the Company's accounting policies for reporting income on the Purchasers' Obligations.

     Milesburg

On April 30, 1987, the Company purchased, for an aggregate purchase price of $5,400,000, all of the outstanding capital stock of Milesburg Energy, Inc. ("MEI"), the company which controlled the development rights to an existing 43 Mw (net) coal-fired facility, which was retired from service in 1984. In connection with the stock purchase, the Company paid $100,000 in cash and issued promissory notes totaling $5,120,000 (the "MEI Notes") and MEI assumed pre-acquisition MEI liabilities totaling $180,000. The MEI Notes, pre-acquisition liabilities and certain other liabilities incurred subsequent to the purchase were to become payable only under certain conditions, the most significant of which related to the closing of construction financing and commencement of construction for the Milesburg Project.

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

Despite ongoing efforts to reach a buy-out arrangement with West Penn, the Company had continued to invest its financial resources during 1996 and 1997 to protect its legal and contractual interests and to support its ability to commence construction in the event that a settlement under mutually agreeable terms could not be reached with West Penn. In July 1996, in furtherance of those objectives, the Company entered into a joint development agreement with PG&E Gen (f/k/a U.S. Generating Company) to increase the financial and technical resources available to pursue development activities and continue ongoing discussions with West Penn concerning a buy-out of the power purchase contract. During 1996 and 1997, the Company's development efforts for the Milesburg Project increased considerably and the Company, along with its development partner, was able to establish a significant value for the Milesburg Project as a result of successful development efforts.

On August 26, 1997, following discussions which lasted almost two years, MEI and West Penn reached a Buy-Out Agreement concerning the Milesburg project. Pursuant to the Buy-Out Agreement, West Penn purchased Milesburg's rights to the Electric Energy Purchase Agreement between the parties dated February 25, 1987 for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West Penn also assumed ownership of and responsibility for the Milesburg project facility, which consisted of land along with a decommissioned coal-fired electric-generating facility erected thereon, for a stated consideration of $1. On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn as consideration under the Buy-Out Agreement. At the date of the asset disposition, before consideration of any settlements of contingent obligations, the Company had Milesburg project development costs included in its property, plant and equipment of $9,670,788 and Milesburg project borrowings included in its secured promissory notes and other borrowings of $5,858,767. Shortly before the date of the asset disposition, the Company entered into a settlement agreement pertaining to certain Milesburg project contingent obligations, including the MEI Notes. As a result of the settlement agreement, the Company's Milesburg project development costs and Milesburg project borrowings were reduced to $6,170,788 and $2,358,767, respectively. In addition, because certain other Milesburg obligations were payable only upon the occurrence of events related to project development, Milesburg project obligations of $558,767 and accrued interest of $63,650 were released from liabilities during 1997 and reported as other income of $622,417 in the accompanying Consolidated Statement of Operations. As a result of the sale of the Milesburg Project, the Company realized net proceeds before taxes of $10,960,120 which were derived as follows:

Proceeds from the disposal of Milesburg project assets                    $15,000,001
Project costs:
     Development costs                                                      6,170,788
     Fee paid to development partner                                        1,405,746
                                                                          -----------
                     Total project costs                                    7,576,534
                                                                          -----------

                     Gain on sale of project                              $ 7,423,467

Adjustments to arrive at net proceeds before taxes from the disposal of
    Milesburg project assets:
          Development cost reimbursements to the Company for
                obligations which had already been paid                     2,585,469
          Development costs released from liabilities                         622,417
          Interest income from West Penn                                      328,767
                                                                          -----------

Net proceeds before taxes from the disposal of Milesburg project assets   $10,960,120
                                                                          ===========


After MEI's payment of certain accrued liabilities as of December 31, 1997, the Company estimated it would have available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend of 87 cents per common share payable out of the proceeds received from the sale of the Milesburg project assets. The dividend was payable on January 7, 1998 to stockholders of record on December 30, 1997.

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

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Environmental Power Corporation and its wholly owned or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. In 1997, the Lessor of the Scrubgrass Project assumed primary responsibility for the disbursement of funds and repayment of debt related to the capital improvements fund of the Scrubgrass Project. Accordingly, restricted cash and secured borrowings in the amount of $1,220,000 were transferred from the financial statements of the Company to the financial statements of the Lessor in a non-cash investing and financing activity. The Company also settled a contingent obligation for the Milesburg project which resulted in a non-cash financing and investing activity reducing secured promissory notes payable and property plant and equipment by $3,500,000 during 1997 (see Note A). There were no non-cash financing and investing activities in 1998 and 1999.

Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and receivable from utility. The Company's cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Receivable from utility represents amounts due from the Company's sole customer PENELEC, a public utility with a credit rating of A by Standard & Poors, pursuant to the terms of the 25 year power purchase agreement.

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

Receivable from Sale of Affiliate: Receivable from sale of affiliate represents the recognized portion of interest income and the purchase price closing adjustment which remain uncollected from the Purchasers of SCA. Beginning in April 1997, in order to present its financial statements conservatively, the Company stopped recognizing interest income on the Purchasers' notes receivable until the litigation with the Purchasers is resolved (See Note O). Furthermore, as discussed in Note A, the Company wrote off the Purchasers' notes receivable and the remaining balance of the receivable from sale of affiliate during 1998 to present its financial statements conservatively. As of December 31, 1999 and 1998, the Company had aggregate uncollected balances for interest and the purchase price closing adjustment due from the Purchasers of $1,455,675 and $1,161,925, respectively, which are not recognized on the Company's Consolidated Balance Sheets. During 1999, 1998 and 1997, the Company was entitled to interest income from the Purchasers of $293,750, $293,750 and $293,750, respectively. However, in light of the Company's interest income reporting policy, the Company recorded interest income from the Purchasers of $0, $0 and $73,236 during 1999, 1998 and 1997, respectively.

Deferred Financing Costs: In 1997 and 1995, the Company incurred deferred financing costs of $139,925 and $300,000, respectively in connection with restructuring certain debt related to the Scrubgrass Project. Deferred financing costs are being amortized over the respective lives of the related debt which range from three to nine years (See Note E). Accumulated amortization related to deferred financing costs was $275,801 and $206,579 at December 31, 1999 and 1998, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22 year lease term related to the Scrubgrass facility. Accumulated amortization related to the lease rights was $819,549 and $670,545 at December 31, 1999 and 1998, respectively.

Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with generally accepted accounting principles, revenue has been recorded on the straight-line basis over the 22 year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the Consolidated Financial Statements. Accrued power generation revenue was $49,152,131 and $41,386,500 at December 31, 1999 and 1998, respectively, and represents that portion of revenue earned that has not yet been received.

As discussed in Note A, the Company has entered into a long term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with generally accepted accounting principles, the scheduled lease expense has been recorded on the straight-line basis over the 22 year lease term. Accrued lease expense was $49,152,131 and $41,386,500 at December 31, 1999 and 1998, respectively, and represents that portion of lease expense that has not yet been paid.

Deferred Gain: The sale of the Scrubgrass Project by the Company on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the Scrubgrass Project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the Scrubgrass Project. In December 1993, the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass Project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass Project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain at December 31, 1999 and 1998 was $1,696,259 and $1,387,848, respectively.

Maintenance Reserve: Prior to 1999, the Company recorded the expense of major equipment overhauls on a straight-line basis using management's best estimate of the future cash outlays. Management's estimates were charged to expense and credited to a major maintenance reserve in anticipation of the future outlays for major overhauls. Beginning January 1, 1999, the Company recorded the expense of major equipment overhauls as incurred. The Company's change in accounting principle is discussed further in Note Q.

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

Earnings (Loss) Per Common Share: The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997.

                                                                    Income               Shares            Per Share
                                                                  (Numerator)         (Denominator)         Amounts
                                                                ----------------    ------------------    ------------
Year Ended December 31, 1999:
Income available to shareholders                                  $ 1,777,562            11,406,783           $.16
Effect of dividends to preferred stockholders                          (5,000)
                                                                  -----------           -----------           ----
Basic EPS - income available to common shareholders                 1,772,562            11,406,783            .16
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 293
                                                                  -----------           -----------           ----
Diluted EPS - income available to common shareholders             $ 1,772,562            11,407,076           $.16
                                                                  ===========           ===========           ====

Year Ended December 31, 1998:
Loss available to shareholders                                    $(1,649,186)           11,406,783           $(.14)
Effect of dividends to preferred stockholders                          (5,000)
                                                                  -----------           -----------           ----
Basic EPS - loss available to common shareholders                  (1,654,186)           11,406,783           (.14)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options
                                                                  -----------           -----------           ----
Diluted EPS - loss available to common shareholders               $(1,654,186)           11,406,783           $(.14)
                                                                  ===========           ===========           ====

Year Ended December 31, 1997:
Income available to shareholders                                  $ 4,613,863            11,120,893           $.41
Effect of dividends to preferred stockholders                         (30,178)
                                                                  -----------           -----------           ----
Basic EPS - income available to common shareholders                 4,583,685            11,120,893            .41
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                             138,972
                                                                  -----------           -----------           ----
Diluted EPS - income available to common shareholders             $ 4,583,685            11,259,865           $.41
                                                                  ===========           ===========           ====


As of December 31, 1999, there were outstanding options to purchase 30,000 shares of the Company's common stock which were antidilutive and not included in the computation of diluted EPS. The options expire at various dates through 2009.

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

Segment Information: Effective January 1, 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which modified current segment reporting requirements and established, for public companies, criteria for reporting disclosures about their products and services, geographic areas and major customers in annual and interim financial statements. Under the guidelines established by SFAS No. 131, the Company operates only in one business segment which pertains to the operation of independent power facilities.

New Accounting Standards: In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge to the exposure to variable cash flows of a forecasted transaction. The Lessor of the Scrubgrass Project has entered into certain interest rate swaps with financial institutions that may meet the definition of derivative instruments under SFAS No. 133. The Company will be required to adopt SFAS No. 133 by January 1, 2001 and is presently assessing whether the adoption of SFAS No. 133 will have any impact on its Consolidated Financial Statements.

Reclassifications: - The Company made certain reclassifications to its 1998 and 1997 consolidated financial statements to conform to the presentation of the 1999 consolidated financial statements.

NOTE C -- OTHER CURRENT ASSETS

Other current assets consists of the following as of December 31, 1999 and 1998:

                                                         1999             1998
                                                       --------         --------
Fuel inventory                                         $532,585         $711,727
Prepaid expenses                                         59,310          102,261
Insurance refund receivable                              51,300             --
Deposits                                                  1,300            1,300
Other                                                     1,357            6,174
                                                       --------         --------
                                                       $645,852         $821,462
                                                       ========         ========

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 1999 and 1998:

                                                             1999         1998
                                                          ---------    ---------
Power generating facilities:
     Machinery and equipment modifications - Scrubgrass   $ 936,568    $ 125,000
     Less: Accumulated depreciation                        (186,311)     (48,475)
                                                          ---------    ---------
                                                            750,257       76,525
                                                          ---------    ---------
Office:
     Equipment and furniture                                140,148      122,599
     Less: Accumulated depreciation                        (111,541)    (104,369)
                                                          ---------    ---------
                                                             28,607       18,230
                                                          ---------    ---------

                                                          $ 778,864    $  94,755
                                                          =========    =========


During 1997, the Company capitalized salary costs and indirect costs aggregating $327,583 for Milesburg project development activities. The indirect costs were allocated to the project development activities based on overhead rates applied to direct salary costs incurred for such activities.

NOTE E -- OTHER ASSETS

Other assets consists of the following as of December 31, 1999 and 1998:

                                                               1999       1998
                                                             --------   --------
Scrubgrass Project receivables                               $272,721   $268,125
Deferred financing costs  (See Note B)                        164,124    233,346
Note receivable and accrued interest due from officer         122,894    118,222
                                                             --------   --------
                                                             $559,739   $619,693
                                                             ========   ========


Scrubgrass Project receivables are deposits in connection with fuel reserves under long term leases (See Note M).

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 1999 and 1998:

                                                      1999               1998
                                                   ----------         ----------
Accounts payable                                   $2,269,401         $3,011,216
Accrued expenses                                    1,942,725          2,605,791
Corporate taxes payable                               539,780            156,682
                                                   ----------         ----------
                                                   $4,751,906         $5,773,689
                                                   ==========         ==========

Accounts payable at December 31, 1999 and 1998 includes $2,020,584 and $2,765,184, respectively which are related to Scrubgrass Project operations.

Accrued expenses at December 31, 1999 and 1998 includes $1,823,671 and $2,401,222, respectively which are related to Scrubgrass Project operations.

NOTE G - RETIREMENT PLAN

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

As of January 1, 1998, the commencement date for the Plan, the Company had a projected benefit obligation of $871,130. The projected benefit obligation as of January 1, 1998 is being amortized as a prior service cost over 18 years which represents the average future years of service for the participants in the Plan at that date.

The following table sets forth the changes during 1999 and 1998 in the projected benefit obligation for the Plan:

                                                            1999         1998
                                                         ----------   ----------
Projected benefit obligation, beginning of the year      $  990,623   $  871,130
Service cost                                                 71,260       67,225
Interest cost                                                59,436       52,268
Actuarial loss                                               18,305         --
                                                         ----------   ----------
Projected benefit obligation, end of the year            $1,139,624   $  990,623
                                                         ==========   ==========


The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998:

                                                      1999             1998
                                                   -----------      -----------
Projected benefit obligation                       $ 1,139,624      $   990,623
Fair market value of Plan assets                      (396,164)            --
                                                   -----------      -----------
Unfunded projected benefit obligation                  743,460          990,623
Unrecognized loss                                      122,797             --
Unrecognized prior service cost                       (779,432)        (825,281)
                                                   -----------      -----------
Accrued pension cost                               $    86,825      $   165,342
                                                   ===========      ===========


The amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 consist of:

                                                       1999              1998
                                                    ---------         ---------
Accrued benefit liability                           $  86,825         $ 213,081
Intangible asset                                         --             (47,739)
                                                    ---------         ---------
Net amount recognized                               $  86,825         $ 165,342
                                                    =========         =========


The following table sets forth the changes during 1999 and 1998 in the fair market value of Plan assets:

                                                                1999       1998
                                                              --------   -------
Fair market value of Plan assets, beginning of the period     $   --     $  --
Contributions by the Company to the Plan                       255,062      --
Return on Plan assets                                          141,102      --
                                                              --------   -------
Fair market value of Plan assets, end of the period           $396,164   $  --
                                                              ========   =======


The Company has invested the Plan assets in a portfolio of mutual funds which consist primarily of growth stocks. The Company expects to make an additional contribution of $163,130 to the Plan prior to the due date for filing its 1999 Federal income tax return.

The Company's net periodic pension cost for 1999 and 1998 are comprised of the following components:

                                                          1999            1999
                                                        --------        --------
Service cost                                            $ 71,260        $ 67,225
Interest cost                                             59,436          52,268
Amortization of prior service cost                        45,849          45,849
                                                        --------        --------
Net periodic pension cost                               $176,545        $165,342
                                                        ========        ========


The actuarial assumptions used in 1999 and 1998 to determine the pension benefits for the Plan were:

                                                                     1999     1998
                                                                     ----     ----
Weighted average discount rate                                       5.5%     5.5%
Expected long-term return on Plan assets                             8.0%     8.0%
Weighted average rate of increase in compensation levels             5.0%     5.0%


NOTE H -- OTHER CURRENT LIABILITIES

Other current liabilities consists of the following as of December 31, 1999 and 1998:

                                                                1999         1998
                                                             ----------   ----------
Scrubgrass Project working capital loan                      $1,994,619   $2,389,664
Scrubgrass Project long-term debt to supplier (See Note I)      100,000      100,000
Scrubgrass Project long-term credit facility  (See Note I)      600,000    1,550,000
                                                             ----------   ----------
                                                             $2,694,619   $4,039,664
                                                             ==========   ==========


The Scrubgrass Project working capital loan represents outstanding borrowings due to the Lessor under a Lessee Working Capital Loan Agreement. Under the terms of this agreement, which expires in December 2002, Buzzard may borrow up to $4 million for the ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under this agreement incur interest at the LIBOR rate plus 1.125% (7.62% as of December 31, 1999 and ranging from 6.03% to 7.62% during 1999 and 6.19% to 7.26% during 1998).

NOTE I -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 1999 and 1998 consists of:

                                                          1999           1998
                                                       ----------     ----------
Scrubgrass Project note payable                        $1,188,573     $1,249,268
Scrubgrass Project long-term debt to supplier             176,948        256,620
Scrubgrass Project long-term credit facility                 --          600,000
Sunnyside Project obligations                           1,028,716      1,017,316
                                                       ----------     ----------
                                                       $2,394,237     $3,123,204
                                                       ==========     ==========


The Scrubgrass Project note payable represents the non-current portion of an obligation which was incurred as part of the Lessor's debt restructuring in December 1995, when Buzzard established a capital improvements fund and extended the term of certain current liabilities through 2004. The outstanding borrowings under the Scrubgrass Project note payable incur interest at the LIBOR rate plus 1.25% (7.74% as of December 31, 1999 and ranging from 6.15% to 7.74% during 1999 and 6.31% to 7.38% during 1998). The scheduled aggregate annual repayments for the Scrubgrass Project note payable are $0 in 2000, $202,826 in 2001, $148,310 in 2002, $447,902 in 2003 and $389,535 in 2004.

On June 3, 1997, the Lessor of the Scrubgrass Project entered into a long-term credit facility with its agent bank to provide the Scrubgrass Project with up to $3 million to fund general debt service expenses when operating revenues became unavailable as a result of the extended facility outage to perform a complete rewind of the Scrubgrass generator. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will expire. The loan type (LIBOR-based, Certificate of Deposit rate-based or prime rate based) and the interest period are elected by the Company. As of December 31, 1999 and 1998, the Company had outstanding borrowings of $600,000 and $2,150,000, respectively from the Lessor under this long-term credit facility which incurred interest at LIBOR rates plus a 1.125% (7.62% as of December 31, 1999 and ranging from 6.03% to 7.62% during 1999 and 6.19% to 7.26% during 1998).

The Company considers reductions in the outstanding borrowings under this long-term credit facility which are required within one year to be current liabilities. As such, the Company has classified $600,000 and $1,550,000 of this obligation in its current liabilities as of December 31, 1999 and 1998, respectively (See Note H).

The Sunnyside Project obligations principally represent selling expenses in connection with the sale of the Sunnyside Project which are payable upon receipt of the principal proceeds from the notes receivable which were due by December 31, 1997. The repayment of these obligations is contingent upon the outcome of the litigation with the purchasers of the Sunnyside Project (See Notes A and O).

The Scrubgrass Project long-term debt to supplier, which is discussed further in Note A, represents the present value of the long-term installments due to GEC under a financing agreement (See Note H).

NOTE J -- INTEREST CAPITALIZED

Interest costs consists of the following for the years ended December 31, 1999, 1998, and 1997:

                                                                    1999       1998       1997
                                                                  --------   --------   --------
Total interest costs incurred                                     $375,176   $460,812   $437,948
Amounts included in operations                                     375,176    460,812    424,395
                                                                  --------   --------   --------
Amounts capitalized in development and construction of projects   $      0   $      0   $ 13,553
                                                                  ========   ========   ========


Total interest paid during the years ended December 31, 1999, 1998 and 1997 amounted to $391,857, $455,146 and $407,110, respectively.

Interest costs incurred for each period presented do not include debt service related to the Scrubgrass Project which is included in lease expense.

NOTE K -- INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                                           1999           1998           1997
                                                        -----------    -----------    -----------
Current:
     Federal                                            $   193,035    $       594    $   316,136
     State                                                  139,701        213,267        772,888
                                                        -----------    -----------    -----------
                  Total current tax expense                 332,736        213,861      1,089,024
                                                        -----------    -----------    -----------

Deferred:
     Federal                                                121,292       (838,439)     2,925,237
     State                                                   16,524       (170,367)        89,423
                                                        -----------    -----------    -----------
                 Total deferred tax expense (benefit)       137,816     (1,008,806)     3,014,660
                                                        -----------    -----------    -----------

                                                        $   470,552    $  (794,945)   $ 4,103,684
                                                        ===========    ===========    ===========


In 1999, the Company reported deferred income tax expense of $812,440 in its Consolidated Statement of Operations as a reduction of the cumulative effect of a change in accounting principle (See Note Q).

In 1997, the Company's state income tax expense was substantially all current because taxable income was incurred in states that did not have available net operating loss carryforwards.

Income taxes paid during the years ended December 31, 1999, 1998 and 1997 amounted to $267,104, $1,187,057 and $159,906, respectively.

A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the income (loss) before income taxes, for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        1999          1998           1997
                                                    -----------    -----------    -----------
Federal tax expense (benefit) at 34%                $   360,103    $  (831,005)   $ 2,963,966
State tax expense, net of federal tax benefit           103,116         28,315        569,124
Tax basis difference related to the original
investment in Milesburg project assets                     --             --          568,311
Nondeductible portion of  meals and entertainment         5,626          3,525          1,659
Other                                                     1,707          4,220            624
                                                    -----------    -----------    -----------
                                                    $   470,552    $  (794,945)   $ 4,103,684
                                                    ===========    ===========    ===========

The components of the net deferred income tax asset as of December 31, 1999 and 1998 are as follows:

                                                                               1999          1998
                                                                           -----------   -----------
Deferred tax assets:
     Accrued lease expense                                                 $19,952,521   $16,800,187
     Maintenance reserves                                                         --         812,440
     Deferred tax effect of the sale of the Scrubgrass Project for which
          the net gain was deferred for financial reporting purposes         1,000,472     1,076,985
     Capital loss carryforwards                                                 98,200        96,550
     State net operating loss carryforwards                                     20,509        20,509
     Federal alternative minimum tax credit carryforwards                         --          26,182
                                                                           -----------   -----------
                                                                            21,071,702    18,832,853
                                                                           -----------   -----------
Deferred tax liabilities:
     Accrued power generation revenue                                       19,952,521    16,800,187
     Defined benefit pension plan contribution                                  29,973        34,650
     Expenses deferred for financial reporting purposes                          9,358        78,493
     Other                                                                     203,545        92,962
                                                                           -----------   -----------
                                                                            20,195,397    17,006,292
                                                                           -----------   -----------
                                                                           $   876,305   $ 1,826,561
                                                                           ===========   ===========


NOTE L -- SHAREHOLDERS' EQUITY

     Stock Options

The Company has reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the Company's 1993 Director Plan. The options granted under the 1993 Director Plan were intended to constitute non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant. All options are fully vested at the date of grant and expire on the 10th anniversary of the date of grant. As of December 31, 1999, the Company has options for 365,000 shares available for grant under the 1993 Director Plan. The Company previously issued stock options pursuant to its 1990 Stock Plan. As of December 31, 1999, there were no stock options outstanding or available for grant under the 1990 Stock Plan.

The following table summarizes information about the Company's options outstanding as of December 31, 1999:

                                   Outstanding     Weighted-Average
                  Exercise            and            Remaining
                    Price         Exercisable     Contractual Life
                  -------------------------------------------------
                  $ 0.6250          10,000           9.42 years
                    0.7500          10,000           9.50 years
                    1.5000          10,000           8.50 years
                    1.6875          10,000           8.42 years
                  -------------------------------------------------

                  $ 1.1406          40,000           8.96 years
                  =================================================

Stock option transactions during 1999, 1998 and 1997 are summarized as follows:

                                                        Options Outstanding
                                                   -----------------------------
                                                    Shares              Price
                                                   --------         ------------
Balance at January 1, 1997                          350,000         $ .25 - 1.00
Options granted                                      30,000          .6875-.8125
Options exercised                                  (330,000)         .25 - .9375
                                                   --------         ------------
Balance at December 31, 1997                         50,000           .25 - 1.00
Options granted                                      30,000         1.50 - 1.688
Option surrendered                                  (60,000)         .25 - 1.625
                                                   --------         ------------
Balance at December 31, 1998                         20,000           1.50-1.688
Options granted                                      20,000           .625 - .75
                                                   --------         ------------
Balance at December 31, 1999                         40,000         $ .625-1.688
                                                   ========         ============


Under the provisions of Accounting Principles Board Opinion ("APB") No. 25, the Company does not recognize compensation expense for stock option awards since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 1990 plan). However, pursuant to the provisions of SFAS No. 123, the Company is required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 1999, 1998 and 1997, the Company would have incurred pro forma net income of $1,775,050 and pro forma net earnings per share of $.16 in 1999, pro forma net loss of $1,657,178 and pro forma net loss per share of $.15 in 1998, and pro forma net income of $4,608,669 and pro forma net earnings per share of $.41 in 1997.

The estimated fair market values of the Company's options granted during 1999, 1998 and 1997 were $.23 per share, $.59 per share and $.33 per share, respectively. The fair market values were calculated using the Binomial Option Pricing Model with the following assumptions:

                                              1999           1998          1997
                                            -------        -------       -------
Dividend yield                                  10%             8%           12%
Risk free rate of return                      5.99%          5.99%         5.99%
Expected useful life                        5 years        5 years       5 years
Expected stock volatility rate               57.38%         59.27%        52.54%


     Dividends

The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared quarterly dividends of 3 cents per share during each of the six quarters through June 30, 1998 and quarterly dividends of
1.5 cents per share during each of the six quarters through December 31, 1999. In addition to its quarterly dividends, the Company also declared a special dividend of 87 cents per share in 1997 out of the proceeds from the Milesburg settlement (See Note A). Therefore, the Company declared aggregate dividends of 99 cents per share in 1997, 9 cents per share in 1998 and 6 cents per share in 1999.

During 1997, 1998 and 1999, the Company also paid dividends to its subsidiary's preferred stockholder in the amount of $30,178, $5,000 and $5,000, respectively. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, was paid its cumulative dividends through 1996 of $25,178 during the second quarter of 1997. Beginning in 1997, the Company commenced paying its subsidiary's preferred stockholder dividends at a rate of $1,250 per quarter. Upon dissolution or liquidation of the Company, the preferred stockholder has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders.

     Other Equity Transactions

The Company has notes receivable from its officers and directors for shares purchased in connection with its 1990 Stock Plan and 1993 Directors' Plan which amounted to $809,731 at both December 31, 1999 and 1998, respectively. The notes, which are classified as a reduction of shareholders' equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The Company has collected all of the interest payable by the officers and directors on these notes through December 31, 1999.

NOTE M -- COMMITMENTS

     Corporate

The Company is obligated to make payments under various operating leases for office space and automotive vehicles. The Company is also obligated under leases or other agreements relating to the Scrubgrass Project (see Note A).

Future minimum payments due under non-cancelable leases in effect at December 31, 1999, are as follows:

          2000                                     $  40,919
          2001                                        23,740
          2002                                         1,560
                                                   ---------
          Total                                    $  66,219
                                                   =========


Rent expense totaled $44,230, $42,787 and $38,844 in 1999, 1998 and 1997, respectively.

     Scrubgrass Project

As of December 31, 1999, the Company is obligated to make estimated minimum lease payments over the remaining 16.5 year base term of the lease for the Scrubgrass Project as follows:

          2000                                     $  14,392,000
          2001                                        13,967,000
          2002                                        14,884,000
          2003                                        16,306,000
          2004                                        19,286,000
    Thereafter                                       323,874,000
                                                   -------------
         Total                                     $ 402,709,000
                                                   =============


Lease expense in 1999, 1998 and 1997 was $23,110,677, $22,971,201 and
$24,488,005, respectively.

In addition, the Company has been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

Future minimum payments due under these noncancelable obligations at December 31, 1999 are as follows (See Notes A and E):

          2000                                     $   744,000
          2001                                         692,000
          2002                                         714,000
          2003                                         737,000
          2004                                         760,000
    Thereafter                                       2,956,000
                                                   -----------
         Total                                     $ 6,603,000
                                                   ===========


NOTE N -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, note receivable from the Scrubgrass Project, accounts payable, Lessee working capital loan and several long-term debt obligations. As of December 31, 1999 and 1998, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, note receivable from the Scrubgrass Project, accounts payable and Lessee working capital loan approximate fair value because of the short maturity of these instruments. As of December 31, 1999 and 1998, the carrying amounts for the long-term debt obligations also approximate fair value because such obligations incur interest at variable rates. As of December 31, 1998, as discussed in Note A, the receivable from sale of affiliate and the notes receivable from the Sunnyside Project were written-off since the Company cannot reasonably estimate their fair market values.

NOTE O -- LEGAL PROCEEDINGS

     Scrubgrass Project

On October 11, 1995, the Lessor and the Company (collectively, the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania seeking damages for certain alleged breaches of the power purchase agreement entered into between SPC and PENELEC on August 7, 1987. In its complaint, the Plaintiffs allege that PENELEC failed to pay contract rates for energy produced by the Facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment, and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Facility. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. In September 1996, the Plaintiffs elected to resume the litigation in the Court while PENELEC continued to pay for all energy in excess of 80 MW in any hour at a rate equal to 90% of a market based rate.

On August 3, 1999 the Plaintiffs jointly entered into a settlement agreement with PENELEC to terminate the ongoing litigation. The settlement agreement does not become effective until the date PENELEC obtains a final non-appealable Order of the Pennsylvania Public Utility Commission ("PAPUC") approving the settlement agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the settlement agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at rates set forth in the PSA, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the settlement agreement to pay for future net deliveries of electric energy at the rates set forth in the PSA subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. As of December 31, 1999, after giving effect to the payments made by PENELEC at 90% of a market based rate, the amounts due for previous net deliveries of electric energy and interest were approximately $3,689,000 and $537,000, respectively. The final amount payable by PENELEC to the Plaintiffs would be recalculated on the Effective Date and would include consideration for net deliveries of electric energy and interest incurred from January 1, 2000 to the Effective Date. PENELEC is required to remit such payment to the Scrubgrass Project within twenty days from the Effective Date (See Note P). The Scrubgrass Project has various contractual obligations which may require that any cash flows from the Settlement Agreement first be used to increase reserve accounts and/or satisfy certain contractual obligations before such cash flows are available for distribution to EPC or the Lessor. EPC and the Lessor share equally any cash flows which may become available for distribution from the Scrubgrass Project.

     Sunnyside Project

On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,102,568, respectively at December 31, 1999. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim.

On April 15, 1998, the Company filed a motion for summary judgment with respect to claims regarding the power purchase agreement, seeking dismissal of a portion of the Plaintiffs' claims. On September 5, 1998, the Plaintiffs responded by stating their opposition to the Company's April 15, 1998 motion. The Company and the Plaintiffs appeared in Court on November 19, 1998 to present oral arguments on the Company's April 15, 1998 motion. On December 30, 1999, the Court denied the Company's April 15, 1998 motion. The Court found that there were issues of material fact that would warrant further consideration of the matter.

On February 12, 1999, the Plaintiffs filed a motion for partial summary judgment wherein the Plaintiffs alleged that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against PacifiCorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' February 12, 1999 motion and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserted that the claims at issue in the Plaintiffs' February 12, 1999 motion should be dismissed as a matter of law. The Company and the Plaintiffs appeared in Court on October 6, 1999 to present oral arguments on these cross motions. On January 12, 2000, the Court granted the Company's motion for partial summary judgment and denied the Plaintiffs' motion for partial summary judgment. The Court based its decision on the grounds that (1) the portion of the purchase and sale agreement allegedly breached is concerned with legal proceedings against or adverse to SCA and not advantageous legal proceedings against third parties; (2) the alleged basis for legal proceedings was not "material", as required by the purchase and sale agreement, because the Plaintiffs acquired SCA even though the

Plaintiffs had prior knowledge of the alleged basis for legal proceedings; and
(3) because the Plaintiffs were aware of the alleged basis for legal proceedings, any failure by the Company to disclose such basis for legal proceedings in the purchase and sale agreement was not the cause of the Plaintiffs' loss, if any. The Plaintiffs recently filed a request for the Court to reconsider its January 12, 2000 decision which the Company will oppose. Discovery remains ongoing.

NOTE P -- SUBSEQUENT EVENT

On January 27, 2000, the PAPUC issued an Order adopting the settlement agreement among the Company, the Lessor and PENELEC (See Note O). After a 30 day period without any appeals, the Order became final and non-appealable on February 27, 2000, the Effective Date. On March 24, 2000, PENELEC remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,802,000 and $608,000. The Company reported this additional income in its Consolidated Statement of Operations during 2000.

NOTE Q -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. As a result of this change, the Company realized an increase in operating expenses of $307,893 and a decrease in income tax expense of approximately $125,000 during 1999. The Company also recognized the effect of this change on years prior to 1999 with an increase to net income of $1,188,989 in 1999. This increase in net income consists of an elimination of the Company's major maintenance reserve, which had a balance of $2,001,429 at December 31, 1998, and the reversal of $812,440 in deferred income tax benefits.