Form 10-Q
period 2000-03-31
ENVIRONMENTAL POWER CORP
filed 2000-05-12
CIK 805012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000
                              -----------------------------------------------

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                              to
                                         -------------------------
            Commission file number   0-15472
                                   ------------------------------------------

                         Environmental Power Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                          04-2782065
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

                  Number of shares of Common Stock outstanding
                                        -
                     at  May  12,  2000  11,406,783   shares

                      The Exhibit Index appears on Page 26.

                          Total number of pages is 26.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                            Page No.
                                                                                          -------
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as
 of March 31, 2000 (unaudited) and December 31, 1999.................................         2

Condensed Consolidated Statements of Operations (unaudited) for the Three Months
 Ended  March 31, 2000 and March 31, 1999............................................         3


Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
 Ended March 31, 2000 and March 31, 1999.............................................         4


Notes to Condensed Consolidated Financial Statements.................................       5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
 Operations..........................................................................      7-23


Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................     23-24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................     24-26

Item 6.  Exhibits and Reports on Form 8-K............................................        26

Signatures   ........................................................................        26


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31           December 31
                                                                               2000                 1999
                                                                           ------------         ------------
ASSETS                                                                      (Unaudited)

CURRENT ASSETS:
    Cash  and  cash equivalents                                            $  1,936,300         $    306,188
    Restricted cash                                                             494,263              299,490
    Receivable from utility                                                   4,106,154            3,703,922
    Other current assets                                                        613,604              645,852
                                                                           ------------         ------------
                      TOTAL CURRENT ASSETS                                    7,150,321            4,955,452

PROPERTY, PLANT  AND  EQUIPMENT, NET                                            722,996              778,864

DEFERRED INCOME TAX ASSET                                                       876,305              876,305

LEASE RIGHTS, NET                                                             2,422,260            2,459,511

ACCRUED POWER GENERATION REVENUES                                            50,911,130           49,152,131

OTHER ASSETS                                                                    550,431              559,739
                                                                           ------------         ------------

                     TOTAL ASSETS                                          $ 62,633,443         $ 58,782,002
                                                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  $  5,195,530         $  4,751,906
    Dividends payable on common stock                                                 0              171,102
    Other current liabilities                                                 2,500,077            2,694,619
                                                                           ------------         ------------
                    TOTAL CURRENT LIABILITIES                                 7,695,607            7,617,627

DEFERRED GAIN, NET                                                            5,011,674            5,088,776

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                      2,400,462            2,394,237

ACCRUED  LEASE  EXPENSES                                                     50,911,130           49,152,131
                                                                           ------------         ------------
                   TOTAL LIABILITIES                                         66,018,873           64,252,771
                                                                           ------------         ------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no
    shares issued at March 31, 2000 and December 31, 1999, respectively)             --                   --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at March 31, 2000 and December 31, 1999, respectively)              100                  100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at March 31, 2000 and
         December 31, 1999, respectively; 11,406,783 shares outstanding
         at March 31, 2000 and December 31, 1999, respectively)                 125,254              125,254
    Accumulated deficit                                                      (2,244,782)          (4,330,121)
                                                                           ------------         ------------
                                                                             (2,119,428)          (4,204,767)

    Treasury stock (1,118,640 common shares, at cost, as of
         March 31, 2000 and December 31, 1999, respectively)                   (456,271)            (456,271)
    Notes receivable from officers and board members                           (809,731)            (809,731)
                                                                           ------------         ------------
                    TOTAL SHAREHOLDERS' DEFICIT                              (3,385,430)          (5,470,769)
                                                                           ------------         ------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $ 62,633,443         $ 58,782,002
                                                                           ============         ============


See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended March 31
                                                                                        1999
                                                                        2000         (Restated)
                                                                    -------------    -----------
POWER GENERATION REVENUES                                           $ 16,768,555     $12,347,003
                                                                    ------------     -----------

COSTS AND EXPENSES:
     Operating expenses                                                5,239,505       4,826,350
     Lease expenses                                                    7,651,398       5,628,452
     General and administrative expenses                                 664,797         679,397
     Depreciation and amortization                                       105,386          63,369
                                                                    ------------     -----------
                                                                      13,661,086      11,197,568
                                                                    ------------     -----------

OPERATING INCOME                                                       3,107,469       1,149,435
                                                                    ------------     -----------

OTHER INCOME (EXPENSE), NET:
     Interest income                                                     634,022          29,605
     Interest expense                                                    (92,004)        (84,883)
     Sale of NOx emission credits                                              0         629,720
     Other expense                                                             0            (32)
     Amortization of deferred gain                                        77,102          77,103
                                                                    ------------     -----------
                                                                         619,120         651,513
                                                                    ------------     -----------

INCOME BEFORE INCOME TAXES                                             3,726,589       1,800,948

INCOME TAX EXPENSE                                                    (1,640,000)       (738,000)
                                                                    ------------     -----------

NET INCOME                                                          $  2,086,589     $ 1,062,948
                                                                    ============     ===========

BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                                    $       0.18     $      0.09
                                                                    ============     ===========

DIVIDENDS:
     Common shares                                                  $          0     $   171,102
     Preferred shares                                                      1,250           1,250
                                                                    ------------     -----------
                                                                    $      1,250     $   172,352
                                                                    ============     ===========

DIVIDENDS PER COMMON SHARE                                          $      0.000     $     0.015
                                                                    ============     ===========

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Three Months Ended March 31
                                                                                        1999
                                                                       2000           (Restated)
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  2,086,589      $   1,062,948
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                105,386             63,369
          Deferred income taxes                                                            54,000
          Amortization of deferred gain                                (77,102)           (77,103)
          Accrued power generation revenues                         (1,758,999)        (1,941,405)
          Accrued lease expenses                                     1,758,999          1,941,405
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility         (402,232)         2,979,756
               Decrease in other current assets                         32,248            118,667
               Increase in other assets                                 (2,959)            (1,884)
               Increase (decrease) in accounts payable and
                   accrued expenses                                    443,624         (1,894,804)
               Increase in long-term liabilities                         2,850              2,850
               Increase in long-term debt to supplier                    3,375              5,083
                                                                  ------------      -------------
                     Net cash provided by operating activities       2,191,779          2,312,882
                                                                  ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                                       13,752
    Increase in restricted cash                                       (194,773)          (821,981)
    Property, plant and equipment expenditures                                            (34,435)
                                                                  ------------      -------------
                   Net cash used in investing activities              (194,773)          (842,664)
                                                                  ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                 (172,352)            (1,250)
    Net repayments of working capital loan                            (194,542)          (621,440)
    Repayment of secured promissory notes payable and
         other borrowings                                                                (671,076)
                                                                  ------------      -------------
                  Net cash used in financing activities               (366,894)        (1,293,766)
                                                                  ------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                1,630,112            176,452

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         306,188            362,416
                                                                  ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  1,936,300      $     538,868
                                                                  ============      =============


See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. The Company reported the effect of this change in accounting principle during the fourth quarter of 1999 by recognizing an increase in operating expenses of $307,893, a decrease in income tax expense of approximately $125,000, and an increase in net income of $1,188,989 for the cumulative effect of the change on years prior to 1999. The Company restated the results of its operations and cash flows for the three months ended March 31, 1999 in order to conform to the financial presentation for the same period in 2000. As a result of this restatement, the Company decreased its operating expenses by $88,147 and increased its income tax expense by $36,000 for the three months ended March 31, 1999.

NOTE B -- NEW ACCOUNTING STANDARD
---------------------------------

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

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2000 and 1999.

                                                                Income                  SHARES                  PER SHARE
                                                              (Numerator)            (DENOMINATOR)               AMOUNTS
                                                            ---------------         ----------------          -------------
Three Months Ended March 31, 2000:
----------------------------------
Income available to shareholders                               $2,086,589               11,406,783                  $.18
Effect of dividends to preferred stockholders                      (1,250)
                                                              -----------            -------------              --------
Basic EPS - income available to common shareholders             2,085,339               11,406,783                   .18
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                543
                                                              -----------            -------------              --------
Diluted EPS - income available to common shareholders          $2,085,339               11,407,326                  $.18
                                                              ===========            =============              ========

Three Months Ended March 31, 1999:
----------------------------------
Income available to shareholders                               $1,062,948               11,406,783                  $.09
Effect of dividends to preferred stockholders                      (1,250)
                                                              -----------            -------------              --------
Basic EPS - income available to common shareholders             1,061,698               11,406,783                   .09
Effect of dilutive securities:
     Assumed exercise of dilutive stock options
                                                              -----------            -------------              --------
Diluted EPS - income available to common shareholders          $1,061,698               11,406,783                  $.09
                                                              ===========            =============              ========


NOTE D - SUBSEQUENT EVENT
-------------------------

In April 2000, the Scrubgrass Project received 1,077 NOx Credits which pertain to the ozone seasons in 2000, 2001 and 2002, and received $1,161,888 from its outstanding sales commitments for 546 projected available NOx Credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) waste coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchaser's obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three months ended March 31, 2000 ("2000") with the results of operations for the three months ended March 31, 1999 ("1999"). Historical results and trends which might appear should not be taken as indicative of future operations.

The Company's leasehold interest in the Scrubgrass Project is held by EPC's subsidiary, Buzzard Power Corporation ("Buzzard"). Buzzard leases the Scrubgrass Project from Scrubgrass Generating Company L.P. (the "Lessor"). Buzzard has a Management Services Agreement (the "MSA") with PG&E Generating Company (the "Manager") to manage the Scrubgrass Project and a 15-year Operations and Maintenance Agreement (the "O&M") with PG&E Operating Services Company (the "Operator") to operate the Scrubgrass Project. Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC") pursuant to a 25 year power purchase agreement (the "PPA") which expires in 2018.

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

RESULTS OF OPERATIONS

Net income in 2000 amounted to $2,086,589 (18 cents per share) as compared to net income of $1,062,948 (9 cents per share) in 1999. The increase in net results during 2000 is primarily attributable to increases in power generation revenues and interest income. Such increases were offset in part by increases in operating expenses, lease expenses, income tax expense, and depreciation and amortization, and the absence in 2000 of income from sales of NOx emission credits. The reasons for the changes in the Company's net results are discussed in more detail in the following paragraphs.

Power generation revenues in 2000 amounted to $16,768,555 as compared to $12,347,003 in 1999 and all pertained to the Scrubgrass Project. The increase in power generation revenues during 2000 is primarily attributable to additional revenues of approximately $3,802,000 from the settlement agreement with PENELEC and a 5% increase in certain rates billed to the utility under the terms of the PPA. The Scrubgrass Project, which operated at 93.9% of its capacity in 2000 as compared to 94.1% in 1999, had comparable power generation during each period.

Operating expenses in 2000 amounted to $5,239,505 as compared to $4,826,350 in 1999 and all pertained to the Scrubgrass Project. The increase in operating expenses is primarily attributable to the following reasons. First, the Company incurred higher fuel costs primarily as a result of cost escalations in certain fuel supply agreements and increases in diesel fuel costs. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs to the Company. Third, the Company performed certain scheduled maintenance procedures prior to the scheduled annual outage in 2000. Since these procedures are typically performed in the second quarter, the Company had an increase in maintenance expenses during 2000 by comparison to 1999.

Lease expenses in 2000 amounted to $7,651,398 as compared to $5,628,452 in 1999 and all pertained to the Scrubgrass Project. The increase in lease expenses during 2000 is primarily attributable to the following reasons. First, the Lessor's loan costs that were passed through to the Company in its lease expenses increased due to higher average interest rates. Second, the Company incurred scheduled increases in base equity rents. Third, due to increases in available cash flows from Scrubgrass Project, which included revenues and interest income from the settlement agreement with PENELEC, the Company incurred an increase in additional rent paid to the Lessor, which amounts to 50 percent of the net available cash flows from the Scrubgrass Project. The Company's overall increase in lease expenses for 2000 was offset in part by a decrease in lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $1,758,999 and $1,941,405 in 2000 and 1999, respectively.

General and administrative expenses in 2000 amounted to $664,797 as compared to $679,397 in 1999. While aggregate general and administrative expenses did not materially change from 1999 to 2000, the following offsetting changes are worthy of comment. First, pursuant to the terms of the MSA, the Manager passed along increases in its labor and related costs to the Company. Second, professional fees increased in 2000 because the Company engaged an investment banker to consider various sale and restructuring alternatives. The aforementioned increases were offset by a decrease in legal fees in 2000.

Depreciation and amortization amounted to $105,386 in 2000 as compared to $63,369 in 1999. Depreciation and amortization increased in 2000 primarily because the Company's Fiscal 1999 capital expenditures, which were substantially made during the second quarter, were depreciated during 2000.

Sale of NOx emission credits amounted to $629,720 in 1999 and represented the aggregate proceeds received in February 1999 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The Company did not have sales of NOx Credits during 2000. The sales of NOx Credits are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook"

Interest income in 2000 amounted to $634,022 as compared to $29,605 in 1999. The increase in 2000 is primary attributable to approximately $608,000 of interest income from the settlement agreement with PENELEC.

Income tax expense in 2000 amounted to $1,640,000 as compared to $738,000 in 1999. The increase in income tax expense for 2000 is primarily attributable to increased pre-tax earnings in 2000. The effective income tax rate for 2000 is currently projected to be approximately 44% which is consistent with the actual tax rate realized for Fiscal 1999. During 1999, the Company originally estimated that its effective income tax rate for Fiscal 1999 would be 41% and revised its estimates later in the year.

2000 Outlook

The Company expects its net earnings to improve for the year ending December 31, 2000 ("Fiscal 2000") by comparison to the year ended ending December 31, 1999 ("Fiscal 1999") and offers the following prospective information concerning significant components of its results of operations for Fiscal 2000 which are being compared to historical results of operations for Fiscal 1999:

Power generation revenues - Power generation revenues are expected to increase materially in Fiscal 2000 primarily as a result of a 5% increase in certain contracted rates under the PPA and additional revenues from the settlement agreement with PENELEC. As discussed further in "Part II - Item 1. Legal Proceedings", the Company settled its legal proceeding with PENELEC and recognized revenues during 2000 which were earned in prior years. The Company expects an additional increase in its revenue because PENELEC is expected to pay full contract rates during Fiscal 2000 for capacity in excess of 80mw.

Operating expenses - Operating expenses are expected to decrease slightly in Fiscal 2000 primarily due to lower maintenance expenses, the absence of expenses related to Year 2000 compliance, and improvements in fuel quality. The aforementioned decreases in operating expenses are expected to be substantially offset by a 4% average increase in contracted rates for fuel supply agreements, a 5% increase in contracted rates for the O&M and anticipated increases in the Operator's labor and related costs.

Lease expenses - Lease expenses are expected to increase significantly in Fiscal 2000 for the following reasons. First, the Company expects that higher interest rates on the Lessor's tax-exempt bonds and term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in
base equity rents in Fiscal 2000.   Third, due to projected increases in cash
from Scrubgrass Project operations, which include revenues and interest income from the settlement agreement with PENELEC, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in Fiscal 2000. Fourth, the Lessor is presently considering changes to the financing structure of the Scrubgrass Project that could increase the Lessor's loan costs in Fiscal 2000. However, the Lessor's junior debt obligation was fully satisfied by the end of Fiscal 1999. The absence of payments on the junior debt obligation is expected to reduce the Lessor's loan costs in Fiscal 2000 and lessen the impact of the aforementioned increases in lease expense. The Lessor's additional rent and the potential changes to the financing structure of the Scrubgrass Project are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

General and administrative expenses - General and administrative expenses are expected to increase during Fiscal 2000 for the following reasons. First, the Company expects its casualty insurance costs to increase in Fiscal 2000 due to changes in the Manager's experience rating for all its facilities. The Manager insures all of its power plants under one insurance program and is expected to apportion this overall rate increase to all its facilities. Second, the Company is anticipating increases in the Manager's labor and related costs. Third, the Manager has expressed its intention to begin billing the Scrubgrass Project for certain corporate level support expenses. The Manager, which has improved its ability to track support expenses by facility, previously absorbed these expenses at the corporate level. The Company's legal fees and Scrubgrass Project management costs are also subject to considerable variation each year due to the demands of legal proceedings and contract matters. As such, the Company cannot predict the full extent of changes to general and administrative expenses.

Other income - Other income is expected to materially increase in Fiscal 2000 primarily for the following two reasons. First, the Company expects to report income of $1,161,888 in Fiscal 2000 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The sales of NOx credits are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook". The Company also reported interest income of approximately $608,000 in 2000 from the settlement agreement with PENELEC.

Cumulative effect of a change in accounting principle - The Company reported income in Fiscal 1999 as a result of a change in its method of accounting for major equipment overhauls. This income will not recur in Fiscal 2000.

Income tax expense - Income tax expense is expected to significantly increase in light of anticipated increases in income before income taxes. The Company expects its effective income tax rates for Fiscal 2000 would be comparable to the actual rates experienced in Fiscal 1999.

Litigation recoveries - As of March 31, 2000, the Company is seeking to recover approximately $4.5 million owed by the Purchasers of SCA which is the subject of legal proceeding. See "Part II - Item 1. Legal Proceedings". Should this legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include supplementary interest, punitive damages and reimbursements for attorney's expenses. The Company would report any future recoveries from this legal proceeding as additional income in its Consolidated Statement of Operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

See Note B to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company had cash provided by operating activities of $2,191,779 and $2,312,882 in 2000 and 1999, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings.

The Company's net income during 2000 and 1999 contributed a significant portion of the cash provided by operations. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 2000 net income to its net cash provided by operating activities.

Depreciation and amortization - During 2000, the Company recognized depreciation and amortization for its lease rights of $37,251, deferred financing costs of $12,267, machinery and equipment modifications of $53,592 and equipment and furniture of $2,276.

Deferred gain, net - The Company's deferred gain, net, amounted to $5,011,674 as of March 31, 2000 as compared to $5,088,776 as of December 31, 1999. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 2000:

Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $4,106,154 as of March 31, 2000 as compared to $3,703,922 as of December 31, 1999. The increase in 2000 is primarily attributable to a 5% increase in certain contracted rates under the PPA and a higher capacity rate billed in March 2000 by comparison to December 1999.

Other current assets - The Company's other current assets amounted to $613,604 as of March 31, 2000 as compared to $645,852 as of December 31, 1999. The decrease in other current assets is largely due to seasonal decreases in prepaid insurance and the collection of an insurance refund which was receivable as of December 31, 1999. Such decreases were offset in part by an increase in fuel inventory which was largely related to higher diesel fuel costs in 2000.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $5,195,530 as of March 31, 2000 as compared to $4,751,906 as of December 31, 1999. The increase in accounts payable and accrued expenses is primarily attributable to the following reasons. First, due to the higher capacity rate in March 2000 by comparison to December 1999, the Company had more variable operating expenses in accounts payable and accrued expenses as of March 31, 2000. Second, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of March 31, 2000 included only three months of expense as compared to 12 months of expense as of December 31, 1999. Third, primarily due to the increases in operating expenses and general and administrative expenses discussed under "Results of Operations" above, the Company realized an increase in certain accounts payable and accrued expenses as of March 31, 2000. Fourth, the Company's corporate taxes payable increased from $539,780 as of December 31, 1999 to $2,179,024 as of March 31, 2000 primarily for the following two reasons. First, as discussed under "Results of Operations", the Company incurred significant non-recurring taxable income from a litigation settlement during 2000. Second, the majority of the corporate taxes payable as of December 31, 1999 were not paid until April 15, 2000. The aforementioned increases in accounts payable and accrued expenses were offset in part by a decrease in accrued bond interest which amounted to $1,096,460 and $418,543 as of December 31, 1999 and March 31, 2000,
respectively. The decrease in accrued bond interest occurred primarily because a significant percentage of the bonds were redeemed and reissued during 2000.

Investing Activities

The Company used $194,773 and $842,664 in investing activities during 2000 and 1999, respectively. The Company's investing activities are concentrated primarily in the following areas:

Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and had a note receivable related to fees earned for the Scrubgrass Project which was fully satisfied in 1999. The Company collected $13,752 from notes receivable related to the Scrubgrass Project in 1999. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $1,176,006 as of March 31, 2000, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes.
"See Part II - Item 1. Legal Proceedings" for further information about this litigation.

Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During 2000 and 1999, the Company made scheduled deposits to the restricted major maintenance fund of $185,052 and $227,424, respectively. During 2000 and 1999, the Company's payments for major equipment overhauls amounted to -0- and $20,000, respectively. During 1999, the Company received $629,720 from the sale of a portion of its projected available NOx Credits and designated that $600,000 of such proceeds be used to purchase and install certain machinery related to the production of NOx Credits. Pending the purchase and installation of this machinery, the Company had invested such proceeds in restricted cash, which investments increased restricted cash by $603,049 during 1999. The remaining changes to restricted cash primarily pertain to investments of available restricted cash balances.

Property, plant and equipment - The Company invested $34,435 in 1999 primarily for machinery and equipment modifications made at the Scrubgrass facility.

Financing Activities

The Company used $366,894 and $1,293,766 in financing activities during 2000 and 1999, respectively. The Company's financing activities are concentrated primarily in the following areas:

Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $171,102 (1.5 cents per share) during the first quarter of 1999 which were paid on April 17, 1999 and dividends of $171,102 (1.5 cents per share) during the fourth quarter of 1999 which were paid on January 14, 2000. The Company also paid dividends to its subsidiary's preferred stockholder of $1,250 during both the first quarter of 2000 and first quarter of 1999. As such, the Company paid total dividends of $172,352 and $1,250 during the first quarter of 2000 and first quarter of 1999, respectively. The Company also declared a dividend of $171,102 (1.5 cents per share) in April 2000 which will be reported in the consolidated financial statements during the second quarter.

Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. During 2000 and 1999, the Company made net repayments under the Lessee Working Capital Loan Agreement of $194,542 and $621,440, respectively. Due to the timing of collecting revenues from the utility, the Company collected two payments from the utility in December 1999 and made an additional repayment under the Lessee Working Capital Loan Agreement. As such, the net repayments during 2000 were lower by comparison to 1999 since the outstanding borrowings under the Lessee Working Capital Loan Agreement were lower as of December 31, 1999 by comparison to December 31, 1998.

Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility will be payable in full. The Company made aggregate payments of $0 and $650,000 during 2000 and

1999, respectively, under this term credit facility to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated.

Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,211,889 and $1,188,573, respectively as of March 31, 2000. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. - Item 1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in 1998 and continue through 2005. The Company made payments of $-0- and $21,076 for the Scrubgrass Project obligation in 2000 and 1999, respectively.

Cash Flow Outlook

During Fiscal 2000, the Company expects the principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in its Annual Report on Form 10-K for Fiscal 1999, the Company is not able to receive distributions from the Scrubgrass Project until all operating expenses, base lease payments, certain maintenance reserve payments and other subordinated payments of the Scrubgrass Project are satisfied. Nevertheless, the Scrubgrass Project's cash flows in Fiscal 2000 are expected to be sufficient to satisfy all of these restrictions and provide the Company with a material increase in distributions by comparison to Fiscal 1999.

As discussed under the caption "Results of Operations - 2000 Outlook", the Company expects that the Scrubgrass Project's cash flows in Fiscal 2000 will be enhanced by an increase in the contracted rates under the PPA, sales of NOx Credits, and additional revenues from the settlement agreement with PENELEC. However, the Company expects that anticipated increases in lease expenses, administrative expenses and income taxes would consume a portion of these additional revenues. The Company also believes that the Scrubgrass Project's cash flows would continue to be affected by certain debt and maintenance payments. According to certain agreements, the Scrubgrass Project is expected to make scheduled payments in Fiscal 2000 of $700,000 for debt and $678,527 for deposits to restricted cash.

As discussed under the caption "Certain Factors That May Affect Future Results-- Environmental Regulation", the Scrubgrass Project needed to achieve certain seasonal NOx emission levels beginning on May 1, 1999, and will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new Fiscal 1999 requirements without any modifications to the Facility. However, the Company made capital improvements of $811,568 in Fiscal 1999 to the Facility, which are expected to enable the Facility to meet the stricter standards in 2003. By making improvements to the Facility before 2003, the Company anticipated that it would not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Consequently, the Company sold its anticipated excess NOx Credits and used the proceeds to finance the capital improvements and generate additional working capital. The Company expects to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. The sales of NOx Credits are discussed further in the Company's Fiscal 1999 Annual Report on Form 10-K.

During Fiscal 1999, the Manager of the Scrubgrass Project commenced long-term refinancing discussions with the lending agents for the Scrubgrass Project. Through these discussions, the Manager of the Scrubgrass Project expects to address several changes in the Scrubgrass Project's financing structure that are expected to occur over the next few years. First, the tax-exempt bond letter of credit expires in December 2000 and would need to be replaced or extended. Second, Buzzard is expected to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days during 2001 and 2002. Third, Buzzard's Lessee Working Capital Loan commitment expires in December 2002. Fourth, PENELEC's contracted payment terms will be extended by 24 days beginning in July 2003, which is expected to create the need for additional working capital. Fifth, based on recent market trends, the Manager believes there may be better ways to manage the Scrubgrass Project's interest rate risk. The Company believes that the Scrubgrass Project has demonstrated its ability to satisfy its existing financial obligations and expects it could demonstrate an ability to satisfy proposed changes to its financing structure. As such, the Company expects the Manager could negotiate favorable terms for the financing structure at the Scrubgrass Project. However, the Scrubgrass Project might incur additional fees to extend or originate new financing commitments. At this time, the Company cannot predict the impact that refinancing discussions would have on its future results of operations or financial position.

As of March 31, 2000, the Company is seeking to recover approximately $4.5 million owed by the Purchasers of SCA (See "Part II - Item 1. Legal Proceedings"). The Company is also seeking additional financial recoveries which include supplementary interest, punitive damages and/or reimbursements for attorney's expenses. As discussed under "Financing Activities--Notes payable", the Company would be required to utilize a portion of these recoveries to satisfy certain obligations of the Sunnyside Project. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, the Company's financial position could be materially enhanced in the future. However, there can be no assurance that the litigation will resolve or settle in favor of the Company.

The Company's corporate structure is very complicated and includes multiple entities resulting in several layers of tax for the Company and its shareholders. Prior to 1998, the Company's cash position was not materially affected by this corporate structure because of the existence of significant net operating loss carryforwards. However, the Company's cash position has been affected in recent years by significant corporate tax payments since the Company utilized substantially all of its net operating loss carryforwards in 1997. Presently, the Company is reviewing its corporate tax position and is considering tax strategies and restructuring alternatives which could mitigate the effect that corporate taxes are expected to have on its future cash flows. In the meantime, the Company's cash flows continue to be affected by substantial corporate tax payments as well as considerable professional fees for the Sunnyside litigation.

The Company is optimistic about the future performance of the Scrubgrass Project which is currently expected to achieve significant earnings and cash flows on an annual basis for the foreseeable future. The PPA has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues in future years. Furthermore, as discussed above, the additional revenues from the PENELEC legal settlement and the sales of NOx Credits have also materially enhanced the Company's cash position in 2000. Notwithstanding, the Company will continue to be affected by its obligations for scheduled maintenance reserves, term debt repayments, corporate taxes and professional fees. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis. However, the payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements.

YEAR 2000 ISSUE

The Year 2000 Issue related to the potential problems resulting from the incorrect processing of information using dates or date sensitive data by computers and other machines utilizing embedded microprocessors. The problem is attributable to hardware or software recognizing the Year 2000 as a two digit number "00" as opposed to correctly interpreting the year as "2000". The Company was adequately prepared for the Year 2000 Issue and did not experience any meaningful disruptions related to the Company's information technology (IT) and non-IT systems. Additionally, the Company did not encounter any meaningful disruptions or communications with its mission critical vendors, its business partners, or its customer.

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

Third Party Project Management

The Company has a management services agreement with PG&E Generating Company to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E Operating Services Company to operate the Scrubgrass Project. Under the terms of these agreements, there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against the Manager and the Operator for unsatisfactory performance. However, the Company does not exercise control over the operation or management of the Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass Project, notwithstanding the Company's opposition, which may have an adverse effect on the Company.

Interest Rates

Buzzard, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. Buzzard also has a variable rate working capital loan, a variable rate term loan and a variable rate term credit facility all of which were advanced from the Lessor under various Scrubgrass Project agreements. The Company offers the following information about these debt and lease obligations:

                                              BALANCE AT                                     Matures
DESCRIPTION OF THE OBLIGATION                 3/31/2000           INTEREST RATE              Through
-------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds         $135,600,000    Quoted Tax Exempt Bond Rate        2012
     Variable rate term loan                  13,901,751    Fixed swap rate of 6.4225%         2005
     Variable rate term loan                  10,061,427    LIBOR rate plus 1.250%             2004
Buzzard debt obligations:
     Variable rate working capital loan        1,800,077    LIBOR rate plus 1.125%          Revolving
     Variable rate term loan                   1,188,573    LIBOR rate plus 1.250%             2004
     Variable rate term credit facility          600,000    LIBOR rate plus 1.125%             2000

The Lessor entered into interest rate swaps which had the effect of fixing the interest rate for its term loan which matures in 2005 at 6.4225%. As such, except for the Lessor's term loan which matures in 2005, Buzzard will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect these debt or lease obligations. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See the Company's Fiscal 1999 Annual Report on Form 10-K for further information about the Company's debt and lease obligations.

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

Legal Proceedings

As discussed in "Part II - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $1,176,006, respectively as of March 31, 2000. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. To date, the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities. Nevertheless, the professional fees incurred to defend its position in the litigation and the withholding of scheduled principal and interest payments on the promissory notes have adversely affected the Company's financial position. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will continue to incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations and financial position.

Financial Results

To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $2,244,782 as of March 31, 2000. While the

Company has been profitable from operating activities from 1998 through March 31, 2000, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

Customer Concentration

The Company's power generation revenues are earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company. The Company expects that the concentration of its revenues with this customer will continue for the foreseeable future.

Competition

The Company generates electricity using alternative energy sources which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition. For instance, the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints. More recently, as discussed under the caption "Energy Regulation", there has been new state legislation to deregulate the generation component of the electric business. Furthermore, proposed changes to repeal or modify PUHCA and PURPA could reduce regulatory restrictions placed on electric utilities and encourage them to seek new sources of electric power. Any of these regulatory matters, among others, could increase competition for electric power. Other than the risk that PENELEC would seek to renegotiate the terms of the PPA (see further discussion under the caption "Energy Regulation"), the Company does not believe the Scrubgrass Project would be significantly impacted by competition in the wholesale energy market since its revenues are subject to contracted rates which are substantially fixed for several years. However, the contracted rates in the later years of the PPA switch to rates which vary more closely with existing market conditions. Should ensuing competition in the later years of the PPA create downward pressure on wholesale energy rates, the Company's profitability could be impacted.

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

Presently, there is significant merger and consolidation activity occurring in the electric industry. Recently, the Company engaged an investment banker to consider any sale or merger proposals and other strategic alternatives that may present an opportunity to enhance shareholder value. There can be no assurance that any transaction will result from this engagement.

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

The Company believes that changes in PURPA, PUHCA and other related federal statutes could occur in the next several years. The nature and impact of such changes on the Company's projects is unknown at this time. Presently, there are several legislative proposals pending in Congress which suggest a comprehensive restructuring of the electric utility industry. These proposals advocate, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and the repeal of both PURPA and PUHCA. In April 1999, the Clinton administration also introduced the

Comprehensive Electricity Competition Act, which proposes a flexible mandate for customer choice by January 1, 2003, reliability standards, environmental provisions, and the repeal of both PURPA and PUHCA. The flexible mandate gives individual states the option to seek alternative policies which appear to better serve their consumers. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from Qualifying Facilities at full avoided cost could be repealed or modified. While current legislative proposals specify the honoring of existing contracts, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure for electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments which reduce the contracted rates under the PPA, the Company's results of operations and financial position could be negatively impacted.

State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. Although the FERC generally has exclusive jurisdiction over the rates charged by an independent power project to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, although thought to be unlikely, states may assert jurisdiction over the siting and construction of independent power projects and, among other things, the issuance of securities and the sale and transfer of assets. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through the PPA, the Scrubgrass Project is indirectly subject to state legislation in the Commonwealth of Pennsylvania.

On December 3, 1996, in response to changes in the electric industry, the Commonwealth of Pennsylvania passed new legislation known as the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act provides for the deregulation of the generation portion of electric business by permitting all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expires December 31, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the Pennsylvania Public Utility Commission ("PAPUC") which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge ("CTC") for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. As such, PENELEC filed a proposed restructuring plan in 1997 with the PAPUC which was heavily contested by a number of affected parties. Eventually, the litigation resulted in a settlement which was approved by the PAPUC on October 20, 1998, and which satisfied all but one of the litigants. This settlement set forth a comprehensive plan for restructuring PENELEC's service and for ensuring there would be competition for electric generation for all of PENELEC's customers beginning on January 1, 1999. The settlement is currently being appealed in the Commonwealth Court of Pennsylvania by the party which opposed such settlement. However, the Company presently does not anticipate that such appeal will have a significant effect, if any, on PENELEC's restructuring plan as far as that plan affects the Scrubgrass

Project. Most importantly, the restructuring plan, as approved by the PAPUC, provided for PENELEC to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. Therefore, the restructuring plan is designed, in part, to enable PENELEC to recover all of its costs from non-utility generators such as the Scrubgrass plant and should serve to decrease the pressure on PENELEC to renegotiate existing power contracts with non-utility generators.

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

Air Quality - The Scrubgrass Project is subject to air quality regulations under the Federal Clean Air Act of 1970 (CAA). CAA Title I established National Ambient Air Quality Standards (NAAQS) for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, CAA Title I established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone NAAQS in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides (NOx) and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions. In recent years, the Pennsylvania Department of Environmental Protection (PaDEP) established regulations that required companies with stationery sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the PaDEP began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission (OTC) established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass Project to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under the OTC's requirements, the Scrubgrass Project will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new requirements beginning on May 1, 1999 without any modifications to the facility. However, the Company made capital improvements of $811,568 in Fiscal 1999 to the Scrubgrass facility, which are expected to enable the Scrubgrass facility to meet the stricter standards in 2003. The Company expects to meet the NAAQS for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead for the foreseeable future without any additional material modifications to the Scrubgrass facility.

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

Short-term investments - The Company invests cash balances which are in excess of its normal operating requirements in short term investments generally with maturities of three months or less. Because of the short duration of these investments, the Company does not believe its short-term investments are subject to material market risk.

Debt - The Company has borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate (LIBOR). The Company or the Lessor monitors market conditions for interest rates and, from time to time,
enters into interest rate swaps to manage its interest payments.   The interest
rate swaps have the effect of converting the variable rate borrowings to fixed
rate borrowings for specified time periods.   For further information on the

Company's interest rate risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

Lease Expense - The Company, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate (LIBOR). The Lessor monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for the Scrubgrass
facility.   The interest rate swaps have the effect of converting the variable
rate borrowings to fixed rate borrowings for specified time periods.   For
further information on the Company's interest rate risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

Scrubgrass Project

On October 11, 1995, the Lessor and the Company (collectively, the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania seeking damages for certain alleged breaches of the PPA.
In its complaint, the Plaintiffs allege that PENELEC failed to pay contract rates for energy produced by the Facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment, and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Facility. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. In September 1996, the Plaintiffs elected to resume the litigation in the Court while PENELEC continued to pay for all energy in excess of 80 MW in any hour at a rate equal to 90% of a market based rate.

On August 3, 1999 the Plaintiffs jointly entered into a settlement agreement with PENELEC to terminate the ongoing litigation. The settlement agreement did not become effective until the date PENELEC obtained a final non-appealable Order of the PAPUC approving the settlement agreement in form and substance acceptable to PENELEC (the "Effective Date"). Under the terms of the settlement agreement, in full settlement of all alleged claims, PENELEC agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 MW at rates set forth in the PSA, minus the total payments PENELEC previously made at 90% of a market based rate, plus interest at the legal rate of 6%. PENELEC also agreed in the settlement agreement to pay for future net deliveries of electric energy at the rates set forth in the PSA subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. On January 27, 2000, the PAPUC issued an Order adopting the settlement agreement. After a 30 day period without any appeals, the Order became final and non-appealable on February 27, 2000, the Effective Date. On March 24, 2000, PENELEC remitted to the Scrubgrass Project the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,802,000 and $608,000, respectively.

Sunnyside Project

On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,176,006, respectively at March 31, 2000. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages;
(2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim.

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

On February 12, 1999, the Plaintiffs filed a motion for partial summary judgment wherein the Plaintiffs alleged that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against PacifiCorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' February 12, 1999 motion and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserted that the claims at issue in the Plaintiffs' February 12, 1999 motion should be dismissed as a matter of law. The Company and the Plaintiffs appeared in Court on October 6, 1999 to present oral arguments on these cross motions. On January 12, 2000, the Court granted the Company's motion for partial summary judgment and denied the Plaintiffs' motion for partial summary judgment. The Court based its decision on the grounds that (1) the portion of the purchase and sale agreement allegedly breached is concerned with legal proceedings against or adverse to SCA and not advantageous legal proceedings against third parties; (2) the alleged basis for legal proceedings was not "material", as required by the purchase and sale agreement, because the Plaintiffs acquired SCA even though the Plaintiffs had prior knowledge of the alleged basis for legal proceedings; and (3) because the Plaintiffs were aware of the alleged basis for legal proceedings, any failure by the Company to disclose such basis for legal proceedings in the purchase and sale agreement was not the cause of the Plaintiffs' loss, if any. On February 15, 2000, the Plaintiffs filed a request for the Court to reconsider its January 12, 2000 decision. On February 28, 2000, the Company opposed the Plaintiffs' request for the Court to reconsider its January 12, 2000 decision. Discovery remains ongoing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings Per Share

(b) Reports on Form 8-K  -  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


May 12, 2000                                        /s/ William D. Linehan
                                                   -----------------------------
                                                   William D. Linehan
                                                   Treasurer and
                                                   Chief Financial Officer
                                                   (principal accounting officer
                                                   and authorized officer)