Form 10-Q
period 2000-06-30
ENVIRONMENTAL POWER CORP
filed 2000-08-14
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark one)

     [_] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               June 30, 2000
                                 -----------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                 Number of shares of Common Stock outstanding

                    at August 11, 2000   11,406,783 shares

                     The Exhibit Index appears on Page 30.

                         Total number of pages is 30.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                  Page No.
                                                                                               -------
     Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets as
     of June 30, 2000 (unaudited) and December 31, 1999....................................       2

     Condensed Consolidated Statements of Operations (unaudited) for the Three and Six
     Months Ended June 30, 2000 and June 30, 1999..........................................       3

     Condensed Consolidated Statements of Cash Flow (unaudited) for the Six Months
     Ended June 30, 2000 and June 30, 1999.................................................       4

     Notes to Condensed Consolidated Financial Statements..................................     5-6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations.........................................................................    7-26

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....................      26

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings...........................................................   27-29

     Item 4.   Submission of Matters to a Vote of Security Holders.........................   29-30

     Item 6.   Exhibits and Reports on Form 8-K............................................      30

     Signatures............................................................................      30

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30        December 31
                                                                         2000             1999
                                                                        ------------    ------------
ASSETS                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                             $  1,024,488    $    306,188
  Restricted cash                                                            740,815         299,490
  Receivable from utility                                                  5,805,408       3,703,922
  Other current assets                                                       652,849         645,852
                                                                        ------------    ------------
          TOTAL CURRENT ASSETS                                             8,223,560       4,955,452

PROPERTY, PLANT AND EQUIPMENT, NET                                           667,418         778,864

DEFERRED INCOME TAX ASSET                                                    869,305         876,305

LEASE RIGHTS, NET                                                          2,385,009       2,459,511

ACCRUED POWER GENERATION REVENUES                                         52,670,135      49,152,131

OTHER ASSETS                                                                 541,843         559,739
                                                                        ------------    ------------
          TOTAL ASSETS                                                  $ 65,357,270    $ 58,782,002
                                                                        ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $  7,947,453    $  4,751,906
  Dividends payable on common stock                                          171,102         171,102
  Other current liabilities                                                2,013,823       2,694,619
                                                                        ------------    ------------
          TOTAL CURRENT LIABILITIES                                       10,132,378       7,617,627

DEFERRED GAIN, NET                                                         4,934,571       5,088,776

SECURED PROMISSORY NOTES PAYABLE
  AND OTHER BORROWINGS                                                     2,306,687       2,394,237

ACCRUED LEASE EXPENSES                                                    52,670,135      49,152,131
                                                                        ------------    ------------
          TOTAL LIABILITIES                                               70,043,771      64,252,771
                                                                        ------------    ------------
SHAREHOLDERS' DEFICIT:
  Preferred Stock ($.01 par value; 1,000,000 shares authorized;
     no shares issued at June 30, 2000 and  December 31, 1999,
     respectively)                                                                --              --
Preferred Stock (no par value, 10 shares authorized; 10 shares
     issued at June 30, 2000 and December 31, 1999, respectively)                100             100
Common Stock ($.01 par value; 20,000,000 shares
     authorized; 12,525,423 shares issued at June 30, 2000 and
     December 31, 1999, respectively; 11,406,783 shares outstanding
     at June 30, 2000 and December 31, 1999, respectively)                   125,254         125,254
Accumulated deficit                                                       (3,545,853)     (4,330,121)
                                                                        ------------    ------------
                                                                          (3,420,499)     (4,204,767)
Treasury stock (1,118,640 common shares, at cost, as of
     June 30, 2000 and December 31, 1999, respectively)                     (456,271)       (456,271)
Notes receivable from officers and board members                            (809,731)       (809,731)
                                                                        ------------    ------------
    TOTAL SHAREHOLDERS' DEFICIT                                           (4,686,501)     (5,470,769)
                                                                        ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 65,357,270    $ 58,782,002
                                                                        ============    ============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months Ended June 30      Six Months Ended June 30
                                                             1999                            1999
                                              2000         (Restated)         2000        (Restated)
                                          ------------    ------------    ------------   -------------
POWER GENERATION REVENUES                 $ 11,317,167    $ 10,230,357    $ 28,085,722    $ 22,577,360
                                          ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Operating expenses                         6,805,246       6,613,622      12,044,751      11,439,972
  Lease expenses                             6,386,892       5,613,036      14,038,290      11,241,488
  General and administrative expenses          941,812         697,595       1,606,609       1,376,992
  Depreciation and amortization                105,396          63,370         210,782         126,739
                                          ------------    ------------    ------------    ------------
                                            14,239,346      12,987,623      27,900,432      24,185,191
                                          ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                     (2,922,179)     (2,757,266)        185,290      (1,607,831)
                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE), NET:
  Interest income                               39,703          30,502         673,725          60,107
  Interest expense                             (66,132)        (84,298)       (158,136)       (169,181)
  Sale of NOx emission credits               1,161,888               0       1,161,888         629,720
  Other expense                                      0               0               0             (32)
  Amortization of deferred gain                 77,103          77,102         154,205         154,205
                                          ------------    ------------    ------------    ------------
                                             1,212,562          23,306       1,831,682         674,819
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES           (1,709,617)     (2,733,960)      2,016,972        (933,012)

INCOME TAX BENEFIT (EXPENSE)                   752,000       1,118,000        (888,000)        380,000
                                          ------------    ------------    ------------    ------------
NET INCOME (LOSS)                         $   (957,617)   $ (1,615,960)   $  1,128,972    $   (553,012)
                                          ============    ============    ============    ============
BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                            $      (0.08)   $      (0.14)   $       0.10    $      (0.05)
                                          ============    ============    ============    ============
DIVIDENDS:
  Common shares                           $    171,102    $    171,102    $    342,204    $    342,204
  Preferred shares                               1,250           1,250           2,500           2,500
                                          ------------    ------------    ------------    ------------
                                          $    172,352    $    172,352    $    344,704    $    344,704
                                          ============    ============    ============    ============
DIVIDENDS PER COMMON SHARE                $      0.015    $      0.015    $      0.030    $      0.030
                                          ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended June 30
                                                                                           1999
                                                                           2000         (Restated)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 1,128,972    $  (553,012)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                           210,782        126,739
    Deferred income taxes                                                     7,000       (234,000)
    Amortization of deferred gain                                          (154,205)      (154,205)
    Accrued power generation revenues                                    (3,518,004)    (3,882,815)
    Accrued lease expenses                                                3,518,004      3,882,815
    Changes in operating assets and liabilities:
      (Increase) decrease in receivable from utility                     (2,101,486)     1,138,631
      (Increase) decrease in other current assets                            (6,997)        71,903
      Increase in other assets                                               (6,638)        (2,336)
      Increase in accounts payable and accrued expenses                   3,195,547      1,591,866
      Increase in long-term liabilities                                       5,700          5,700
      Decrease in long-term debt to supplier                                (93,250)       (89,836)
                                                                        -----------    -----------
         Net cash provided by operating activities                        2,185,425      1,901,450
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the collection of notes receivable                                           20,766
 Increase in restricted cash                                               (441,325)    (1,079,341)
 Property, plant and equipment expenditures                                    (300)       (64,551)
                                                                        -----------    -----------
         Net cash used in investing activities                             (441,625)    (1,123,126)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend payments                                                         (344,704)      (173,602)
 Net (repayments) borrowings of working capital loan                        (80,796)       333,307
 Repayment of secured promissory notes payable and
      other borrowings                                                     (600,000)      (971,076)
                                                                        -----------    -----------
         Net cash used in financing activities                           (1,025,500)      (811,371)
                                                                        -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            718,300        (33,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              306,188        362,416
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,024,488    $   329,369
                                                                        ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. The Company reported the effect of this change in accounting principle during the fourth quarter of 1999 by recognizing an increase in operating expenses of $307,893, a decrease in income tax expense of approximately $125,000, and an increase in net income of $1,188,989 for the cumulative effect of the change on years prior to 1999. The Company restated the results of its operations and cash flows for the three and six months ended June 30, 1999 in order to conform to the financial presentation for the same period in 2000. As a result of this restatement, the Company increased its operating expenses by $657,682 and $569,535, and increased its income tax benefit by $267,000 and $231,000, for the three and six months ended June 30, 1999, respectively.

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

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2000 and 1999.

                                                               Income                   Shares                Per Share
                                                             (Numerator)             (Denominator)             Amounts
                                                          ------------------      --------------------      ---------------
Three Months Ended June 30, 2000:
---------------------------------
Loss available to shareholders                                   $  (957,617)               11,406,783                $(.08)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                   (958,867)               11,406,783                 (.08)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,087
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $  (958,867)               11,407,870                $(.08)
                                                          ==================      ====================      ===============

Three Months Ended June 30, 1999:
---------------------------------
Loss available to shareholders                                   $(1,615,960)               11,406,783                $(.14)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - loss available to common shareholders                 (1,617,210)               11,406,783                 (.14)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    113
                                                          ------------------      --------------------      ---------------
Diluted EPS - loss available to common shareholders              $(1,617,210)               11,406,896                $(.14)
                                                          ==================      ====================      ===============
Six Months Ended June 30, 2000:
-------------------------------
Income available to shareholders                                  $1,128,972                11,406,783               $ .10
Effect of dividends to preferred stockholders                         (2,500)
                                                          ------------------      --------------------     ---------------
Basic EPS - income available to common shareholders                1,126,472                11,406,783                 .10
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    815
                                                          ------------------      --------------------     ---------------
Diluted EPS - income available to common shareholders             $1,126,472                11,407,598               $ .10
                                                          ==================      ====================     ===============

Six Months Ended June 30, 1999:
-------------------------------
Loss available to shareholders                                    $ (553,012)               11,406,783               $(.05)
Effect of dividends to preferred stockholders                         (2,500)
                                                          ------------------      --------------------     ---------------
Basic EPS - loss available to common shareholders                   (555,512)               11,406,783                (.05)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                     57
                                                          ------------------      --------------------     ---------------
Diluted EPS - loss available to common shareholders               $ (555,512)               11,406,840               $(.05)
                                                          ==================      ====================     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) waste coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchaser's obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 2000 with the results of operations for the three and six months ended June 30, 1999. Historical results and trends which might appear should not be taken as indicative of future operations.

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

Results of Operations

Net income for the six months ended June 30, 2000 amounted to $1,128,972 (10 cents per share) as compared to a net loss of $553,012 (5 cents per share) for the six months ended June 30, 1999. The improvements in the net results during 2000 are primarily attributable to increases in power generation revenues, interest income and income from sales of NOx emission credits. Such increases were offset in part by increases in operating expenses, lease expenses, depreciation and amortization, and related changes in the income tax expense or benefit. The reasons for the changes in the Company's net results are discussed in more detail in the following paragraphs.

Power Generation Revenues
-------------------------

Power generation revenues for the six months ended June 30, 2000 amounted to $28,085,722 as compared to $22,577,360 for the six months ended June 30, 1999 and all pertained to the Scrubgrass Project. The increase in power generation revenues during 2000 is primarily attributable to additional revenues of approximately $3,802,000 from the settlement agreement with PENELEC, improvements in the capacity rate for the Scrubgrass facility, and a 5% increase in certain rates billed to the utility under the terms of the PPA. These increases were offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $3,518,004 and $3,882,815 for the six months ended June 30, 2000 and 1999, respectively. The Scrubgrass Project operated at 86.3% of its capacity for the first half of 2000 as compared to 83.7% for the first half of 1999. The improvements in the capacity rate, which occurred primarily during the second quarter of 2000, are discussed in the following paragraph.

Power generation revenues amounted to $11,317,167 and $10,230,357 for the three months ended June 30, 2000 and 1999, respectively. The increase in power generation revenues during the three months ended June 30, 2000 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the power purchase agreement and improvements in the capacity rate billed to the utility. During the three months ended June 30, 2000, the Scrubgrass Project operated at 78.7% of its capacity as compared to 73.7% for the same period in 1999. The second quarter capacity rates were primarily affected by the following two factors. First, the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 2000 and 1999. During the 2000 and 1999 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 16 days and 20 days, respectively, to perform scheduled maintenance procedures. Second, the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions and utility curtailments which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 2 days and 3 days outside of the scheduled outage timeframes during the second quarters of 2000 and 1999, respectively. The aforementioned increase in power generation revenues was offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $1,759,005 and $1,941,410 for the three months ended June 30, 2000 and June 30, 1999, respectively.

Operating Expenses
------------------

Operating expenses for the three months ended June 30, 2000 amounted to $6,805,246 as compared to $6,613,622 for the three months ended June 30, 1999 and all pertained to the Scrubgrass Project. The increase in operating expenses is primarily attributable to the following reasons. First, the Company incurred higher fuel costs primarily as a result of cost escalations in certain fuel supply agreements, improvements in the capacity rate, and increases in diesel fuel costs. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs to the Company. These increases were offset in part by decreases in maintenance expenses during 2000. Maintenance expenses decreased during 2000 primarily because of differences in the scope of procedures performed during the 1999 and 2000 annual maintenance outages.

Operating expenses for the six months ended June 30, 2000 amounted to $12,044,751 as compared to $11,439,972 for the six months ended June 30, 1999. The increase in operating expenses during the six months ended June 30, 2000 occurred primarily for the same reasons enumerated in the previous discussion for the three months ended June 30, 2000. However, the changes were not incurred consistently during the entire six month period. The increase in fuel costs associated with improvements in the capacity rate occurred almost exclusively in the second quarter of 2000. The Company also performed certain scheduled maintenance procedures during the first quarter of 2000 ahead of the scheduled annual maintenance outage. Since these procedures are typically performed in the second quarter, the Company had an increase in maintenance expenses during first quarter of 2000 and a larger decrease during the second quarter of 2000. The increases in operating expenses associated with labor and related costs, increases in contract rates and increases in diesel costs occurred consistently during the six month period.

Lease Expenses
--------------

Lease expenses amounted to $14,038,290 for the six months ended June 30, 2000 as compared to $11,241,488 for the six months ended June 30, 1999. The increase in lease expenses during 2000 is primarily attributable to the following reasons. First, the Lessor's loan costs, which are passed along to the Company as a lease expense, increased due to higher average interest rates on its tax exempt bonds and term loans. Second, the Company incurred scheduled increases in base equity rents. Third, due to increases in available cash flows from the Scrubgrass Project, which included revenues and interest income from the settlement agreement with PENELEC and income from sales of NOx emission credits, the Company incurred an increase in additional rent paid to the Lessor, which amounts to 50 percent of the net available cash flows from the Scrubgrass Project. The Company's overall increase in lease expenses during 2000 was offset in part by decreases in the following two items. First, the Lessor's junior debt obligations were fully satisfied during Fiscal 1999. As such, the Company's lease expense did not include principal and interest on these obligations in 2000. Second, the Company has a decrease in lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $3,518,004 and $3,882,815 for the six months ended June 30, 2000 and 1999, respectively.

Lease expenses amounted to $6,386,892 for the three months ended June 30, 2000 as compared to $5,613,036 for the three months ended June 30, 1999. The increase in lease expenses during the three months ended June 30, 2000 occurred primarily for the same reasons enumerated in the previous discussion for the six months ended June 30, 2000. However, the increases were not incurred consistently during the entire six month period. Since the Company received its settlement revenues and interest income from PENELEC in March 2000, the increase in additional rents paid to the Lessor occurred primarily in the first quarter of 2000. The remaining changes described in the previous paragraph occurred consistently during the six month period.

General and Administrative Expenses
------------------------------------

General and administrative expenses amounted to $941,812 and $1,606,609 for the three and six months ended June 30, 2000, respectively, as compared to $697,595 and $1,376,992 for the three and six months ended June 30, 1999, respectively. The increase in general and administrative expenses during 2000 occurred primarily for the following reasons. First, pursuant to the terms of the MSA, the Manager passed along increases in its labor and related costs to the Company. Second, professional fees increased during the first quarter of 2000 because the Company engaged an investment banker to consider various sale and restructuring alternatives. Third, the Company paid bonuses aggregating $210,000 to its executive officers during the second quarter of 2000. The aforementioned increases were offset in part by a decrease in legal fees during 2000. The Manager's increases in labor and related costs and the decreases in legal fees occurred consistently throughout the six month period.

Depreciation and Amortization
-----------------------------

Depreciation and amortization amounted to $105,396 and $210,782 for the three and six months ended June 30, 2000, respectively, as compared to $63,370 and $126,739 for the three and six months ended June 30, 1999, respectively. Depreciation and amortization increased in 2000 primarily because the Company's Fiscal 1999 capital expenditures, which were substantially made during the third quarter, were depreciated during the first six months of 2000.

Other Income (Expense)
----------------------

Sale of NOx emission credits amounted to $1,161,888 during each of the three and six months ended June 30, 2000, respectively, as compared to $-0- and $629,720 during the three and six months ended June 30, 1999, respectively. The Company received proceeds of $1,161,888 in April 2000 and $629,720 in February 1999 from sales of NOx emission credits which are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

Interest income amounted to $39,703 and $673,725 for the three and six months ended June 30, 2000, respectively, as compared to $30,502 and $60,107 for the three and six months ended June 30, 1999, respectively. The increase in 2000 is primary attributable to approximately $608,000 of interest income from the settlement agreement with PENELEC which occurred during the first quarter of 2000.

Income Tax Expense
------------------

Income tax expense amounted to $888,000 for the six months ended June 30, 2000 as compared to an income tax benefit of $380,000 for the six months ended June 30, 1999. Income tax benefit amounted to $752,000 for the three months ended June 30, 2000 as compared to an income tax benefit of $1,118,000 for the three months ended June 30, 1999. The changes in the income tax benefit or income tax expense for each period are primarily related to the respective changes in the income or loss before income taxes. The effective income tax rate for Fiscal 2000 is currently projected to be approximately 44% which is consistent with the actual tax rate realized for Fiscal 1999. During three and six months ended June 30, 1999, the Company originally estimated that its effective income tax rate for Fiscal 1999 would be approximately 41% and revised its estimates later in the year.

2000 Outlook
------------

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

Operating expenses - Operating expenses are expected to increase slightly in Fiscal 2000 primarily due to projected increases in diesel fuel costs, a 4% average increase in contracted rates for fuel supply agreements, a 5% increase in contracted rates for the O&M and anticipated increases in the Operator's labor and related costs. The aforementioned increases in operating expenses are expected to be substantially offset by lower maintenance expenses, the absence of expenses related to Year 2000 compliance, and improvements in fuel quality.

Lease expenses - Lease expenses are expected to increase significantly in Fiscal 2000 for the following reasons. First, the Company expects that higher interest rates on the Lessor's tax-exempt bonds and term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in
base equity rents during Fiscal 2000.   Third, due to projected increases in
cash from Scrubgrass Project operations, which include revenues and interest income from the settlement agreement with PENELEC and proceeds from sales of NOx emission credits, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in Fiscal 2000. Fourth, the Lessor is presently considering changes to the financing structure of the Scrubgrass Project that could increase the Lessor's loan costs in Fiscal 2000. The Company expects these increases in lease expense would be offset in part by the following items. First, the Company expects to realize a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease. Second, the Lessor's junior debt obligation was fully satisfied by the end of Fiscal 1999. The absence of payments on the junior debt obligation is expected to reduce the Lessor's loan costs in Fiscal 2000. The Lessor's additional rent and the potential changes to the financing structure of the Scrubgrass Project are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

General and administrative expenses - General and administrative expenses are expected to increase during Fiscal 2000 for the following reasons. First, the Company expects its casualty insurance costs to increase in Fiscal 2000 due to changes in the Manager's experience rating for all its facilities. The Manager insures all of its power plants under one insurance program and is expected to apportion this overall rate increase to all its facilities. Second, the Company is anticipating increases in the Manager's labor and related costs. Third, the Manager has expressed its intention to begin billing the Scrubgrass Project for certain corporate level support expenses. The Manager, which has improved its ability to track support expenses by facility, previously absorbed these expenses at the corporate level. Fourth, the Company paid bonuses to its three executive officers. The Company's legal fees and Scrubgrass Project management costs are also subject to considerable variation each year due to the demands of legal proceedings and contract matters. As such, the Company cannot predict the full extent of changes to general and administrative expenses.

Other income - Other income is expected to materially increase in Fiscal 2000 primarily for the following two reasons. First, the Company reported income of $1,161,888 in Fiscal 2000 from sales of Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits"). The sales of NOx credits are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook". The Company also reported interest income of approximately $608,000 in 2000 from the settlement agreement with PENELEC.

Cumulative effect of a change in accounting principle - The Company reported income in Fiscal 1999 as a result of a change in its method of accounting for major equipment overhauls. This income will not recur in Fiscal 2000.

Income tax expense - Income tax expense is expected to significantly increase in light of anticipated increases in income before income taxes. The Company expects its effective income tax rates for Fiscal 2000 to be comparable to the actual rates experienced in Fiscal 1999.

Litigation recoveries - As of June 30, 2000, the Company is seeking to recover approximately $4.5 million owed by the Purchasers of SCA which is the subject of legal proceeding. See "Part II - Item 1. Legal Proceedings". Should this legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include supplementary interest, punitive damages and reimbursements for attorney's expenses. The Company would report any future recoveries from this legal proceeding as additional income in its Consolidated Statement of Operations.

Recently Issued Accounting Standards

See Note B to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.

Liquidity and Capital Resources

Operating Activities

The Company had cash provided by operating activities of $2,185,425 and $1,901,450 during the six months ended June 30, 2000 and 1999, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings.

The Company's net income of $1,128,972 contributed a significant portion of its net cash provided by operations during the six months ended June 30, 2000. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's net income to its net cash provided by operating activities for the six months ended June 30, 2000.

Depreciation and amortization - During the six months ended June 30, 2000, the Company recognized depreciation and amortization for its lease rights of $74,502, deferred financing costs of $24,534, machinery and equipment modifications of $107,184 and equipment and furniture of $4,562.

Deferred gain, net - The Company's deferred gain, net, amounted to $4,934,571 as of June 30, 2000 as compared to $5,088,776 as of December 31, 1999. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 2000:

Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $5,805,408 as of June 30, 2000 as compared to $3,703,922 as of December 31, 1999. The increase during 2000 is primarily attributable to a 5% increase in certain contracted rates under the PPA and differences in the timing of collecting the receivable from utility. The Scrubgrass Project collects its receivable from utility on a monthly basis 23 business days after the month of power generation. Typically, the Company's balance sheet at the end of each quarter reflects two months of outstanding receivables from the utility. However, because December had 24 business days in 1999, the Company collected its revenues for power generation in November 1999 on December 30, 1999. As such, the Company's receivable from utility as of June 30, 2000, which included power generation revenues for May 2000 and June 2000, was significantly higher by comparison to the balance as of December 31, 1999, which only included power generation revenues for December 1999. Furthermore, as discussed previously under Results of Operations, the Company had its scheduled annual outage during the second quarter of 2000 which reduced its capacity rate during this quarter by comparison to the fourth quarter of 1999. As such, the aforementioned increase in the receivable from utility as of June 30, 2000 was offset in part by the decreases in revenues during the second quarter of 2000.

Other current assets - The Company's other current assets amounted to $652,849 as of June 30, 2000 as compared to $645,852 as of December 31, 1999. The increase is primarily due to an increase in fuel inventory which was largely caused by higher diesel fuel costs in 2000. This increase was substantially offset by the collection of an insurance refund which was receivable as of December 31, 1999.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $7,947,453 as of June 30, 2000 as compared to $4,751,906 as of December 31, 1999. The increase in accounts payable and accrued expenses is primarily attributable to the following reasons. First, due to the requirements of certain operating agreements, the Scrubgrass Project must pay certain accounts payable and accrued expenses on the same day it collects the receivable from utility. As such, the Company's accounts payable and accrued expenses had a comparable increase to the receivable from utility (see "Receivable from utility" above). Second, due to its annual maintenance outage, the Company has seasonal increases in operating expenses during the second quarter which resulted in an increase to accounts payable and accrued expenses as of June 30, 2000. Third, due to the increases in operating expenses and general and administrative expenses discussed under "Results of Operations" above, the Company realized an increase in certain accounts payable and accrued expenses as of June 30, 2000. The overall increase in accounts payable and accrued expenses was offset in part primarily by the following factors which decreased accounts payable and accrued expenses as of June 30, 2000. First, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of June 30, 2000 included only six months of expense as compared to 12 months of expense as of December 31, 1999. Second, the Company had a decrease in accrued bond interest which amounted to approximately $1,096,000 and $877,000 as of December 31, 1999 and June 30, 2000, respectively. The decrease in accrued bond interest occurred primarily because a significant percentage of the bonds were redeemed and reissued during 2000. Third, the Company's corporate taxes payable decreased from $539,780 as of December 31, 1999 to $366,716 as of June 30, 2000. Due to available safe harbors and the timing of earning taxable profits in 1999, the Company paid a significant portion of its 1999 corporate taxes during 2000. However, the Company has been paying its corporate taxes on taxable earnings for 2000 on a quarterly basis.

Long -term debt to supplier - The Company financed the 1997 rewind of the Scrubgrass generator with an installment note from the generator manufacturer which had outstanding balances of $183,698 and $276,948 as of June 30, 2000 and December 31, 1999, respectively. The decrease in 2000 is due to a scheduled installment payment made during the second quarter of 2000. The Company's next installment of $100,000 is due in May 2001 and is included in other current liabilities on the accompanying balance sheet as of June 30, 2000.

Investing Activities

The Company used $441,625 and $1,123,126 in investing activities during the six months ended June 30, 2000 and 1999, respectively. The Company's investing activities are concentrated primarily in the following areas:

Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and had a note receivable related to fees earned for the Scrubgrass Project which was fully satisfied in 1999. The Company collected $20,766 from notes receivable related to the Scrubgrass Project in 1999. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $1,249,444 as of June 30, 2000, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes.
"See Part II - Item 1. Legal Proceedings" for further information about this litigation.

Restricted cash - The Company is required by certain project agreements to restrict cash for major maintenance and, from time to time, voluntarily
restricts cash for capital expenditures.   The Company offers the following
information about its restricted cash:

   Major Maintenance - The Company is presently required to make scheduled
   -----------------
   deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash for major equipment overhauls subject to certain restrictions. The Company made scheduled deposits, including interest earned thereon, to the restricted major maintenance fund of $441,325 and $760,144 during the six months ended June 30, 2000 and 1999, respectively. The Company's payments for major equipment overhauls amounted to -0- and $224,107 during the six months ended June 30, 2000 and 1999, respectively.

   Capital Expenditures - During 1999, the Company received $629,720 from sales
   --------------------
   of NOx emission credits and designated that $600,000 of such proceeds be used for the capital expenditures which are discussed further under "Cash Flow Outlook". During the six months ended June 30, 1999, the Company used $64,551 for capital expenditures and invested the remaining designated proceeds in a restricted cash account awaiting the additional capital expenditures. These investments increased restricted cash by $543,304 during the six months ended June 30, 1999. There was no cash restricted for capital expenditures during 2000.

Property, plant and equipment - The Company made capital expenditures of $64,551 during the six months ended June 30, 1999 primarily for machinery and equipment modifications at the Scrubgrass facility. The Company has not made significant capital expenditures in 2000.

Financing Activities

The Company used $1,025,500 and $811,371 in financing activities during the six months ended June 30, 2000 and 1999, respectively. The Company's financing activities are concentrated primarily in the following areas:

Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $171,102 (1.5 cents per share) during the first quarter of 1999 which were paid on April 17, 1999, dividends of $171,102 (1.5 cents per share) during the fourth quarter of 1999 which were paid on January 14, 2000, and dividends of $171,102 during April 2000 which were paid on April 24, 2000. The Company also paid dividends to its subsidiary's preferred stockholder of $2,500 during both the six months ended June 30, 2000 and 1999. As such, the Company paid total dividends of $344,704 and $173,602 during the six months ended June 30, 2000 and 1999, respectively. The Company had dividends payable of $171,102 as of June 30, 2000 and 1999, respectively, which were each declared in June and paid in July during the respective periods.

Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company made net repayments of $80,796 and had net borrowings of $333,307 under the Lessee Working Capital Loan Agreement during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Scrubgrass Project had significant additional cash flows available from the sales of NOx emission credits and the settlement with PENELEC. The Company used a portion of these additional cash flows to reduce the outstanding borrowings under the Lessee Working Capital Loan Agreement.

Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility was payable in full. The Company made aggregate payments of $600,000 and $950,000 during the six months ended June 30, 2000 and 1999, respectively, under this credit facility to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated. As of June 30, 2000, there were no outstanding balances remaining under this credit facility.

Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,034,416 and $1,188,573, respectively as of June 30, 2000. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. - Item 1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in

1998 and continue through 2005. The Company made payments of $-0- and $21,076 for the Scrubgrass Project obligation during the six months ended June 30, 2000 and 1999, respectively.

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

As discussed under the caption "Results of Operations - 2000 Outlook", the Company expects that the Scrubgrass Project's cash flows in Fiscal 2000 will be enhanced by an increase in the contracted rates under the PPA, sales of NOx Credits, and additional revenues from the settlement agreement with PENELEC. However, the Company expects that anticipated increases in operating expenses, lease expenses, general and administrative expenses, and income taxes would consume a portion of these additional revenues. The Company also believes that the Scrubgrass Project's cash flows would continue to be affected by certain debt and maintenance payments. According to certain agreements, the Scrubgrass Project is expected to make scheduled payments in Fiscal 2000 of $700,000 for debt and $678,527 for deposits to restricted cash.

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

As of June 30, 2000, the Company is seeking to recover approximately $4.5 million owed by the Purchasers of SCA (See "Part II - Item 1. Legal Proceedings"). The Company is also seeking additional financial recoveries which include supplementary interest, punitive damages and/or reimbursements for attorney's expenses. As discussed under "Financing Activities--Notes payable", the Company would be required to utilize a portion of these recoveries to satisfy certain obligations of the Sunnyside Project. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, the Company's financial position could be materially enhanced in the future. However, there can be no assurance that the litigation will resolve or settle in favor of the Company.

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

                                                 Balance at                                     Matures
Description of the Obligation                    6/30/2000           Interest Rate              Through
----------------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds           $135,600,000  Quoted Tax Exempt Bond Rate               2012
     Variable rate term loan                    13,561,585  Fixed swap rate of 6.4225%                2005
     Variable rate term loan                    10,061,427  LIBOR rate plus 1.250%                    2004
Buzzard debt obligations:
     Variable rate working capital loan          1,913,823  LIBOR rate plus 1.125%               Revolving
     Variable rate term loan                     1,188,573  LIBOR rate plus 1.250%                    2004

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

Legal Proceedings

As discussed in "Part II - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since June 1996, which amounted to $2,937,500 and $1,249,444, respectively as of June 30, 2000. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. To date, the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities. Nevertheless, the professional fees incurred to defend its position in the litigation and the withholding of scheduled principal and interest payments on the promissory notes have adversely affected the Company's financial position. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will continue to incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations and financial position.

Financial Results

To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of $3,545,853 as of June 30, 2000. The Company was profitable from operating activities in 1998 and 1999 and expects to be profitable from operating activities for Fiscal 2000. However, the Company experienced a net loss from operating activities in 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

The Company's interest rate risk is discussed further in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Impact Future Results -- Interest Rates".

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings

Scrubgrass Project

On October 11, 1995, the Lessor and the Company (collectively, the "Plaintiffs") filed a complaint against PENELEC in the Court of Common Pleas of Venango County, Pennsylvania seeking damages for certain alleged breaches of the PPA.
In its complaint, the Plaintiffs alleged that PENELEC failed to pay contract rates for energy produced by the Facility in excess of 80 MW in any hour, that PENELEC has misused certain automatic regulation equipment, and that PENELEC has caused the Plaintiffs to incur losses from its late payment for energy purchased from the Facility. From October 1995 to September 1996, this legal proceeding was stayed informally by a letter agreement between the parties. Pursuant to the letter agreement, PENELEC, which had previously not made any payments for the energy it received in excess of 80 MW in any hour, agreed to pay for all energy in excess of 80 MW in any hour, both previously received and to be received in the future, at a rate equal to 90% of a market based rate, subject to reimbursement based on the ultimate determination of PENELEC's responsibility to pay for such energy and the applicable rate therefor. In September 1996, the Plaintiffs elected to resume the litigation in the Court while PENELEC continued to pay for all energy in excess of 80 MW in any hour at a rate equal to 90% of a market based rate.

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

Sunnyside Project

On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,249,444, respectively at June 30, 2000. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim.

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

On February 12, 1999, the Plaintiffs filed a motion for partial summary judgment wherein the Plaintiffs alleged that the Company misrepresented whether SCA had a basis to commence legal proceedings as of December 31, 1994 against PacifiCorp, the utility purchasing energy from the Sunnyside facility. On April 9, 1999, the Company filed an opposition to the Plaintiffs' February 12, 1999 motion and also filed a cross motion for partial summary judgment. In its cross motion, the Company asserted that the claims at issue in the Plaintiffs' February 12, 1999 motion should be dismissed as a matter of law. The Company and the Plaintiffs appeared in Court on October 6, 1999 to present oral arguments on these cross motions. On January 12, 2000, the Court granted the Company's motion for partial summary judgment and denied the Plaintiffs' motion for partial summary judgment. The Court based its decision on the grounds that (1) the portion of the purchase and sale agreement allegedly breached is concerned with legal proceedings against or adverse to SCA and not advantageous legal proceedings against third parties; (2) the alleged basis for legal proceedings was not "material", as required by the purchase and sale agreement, because the Plaintiffs acquired SCA even though the Plaintiffs had prior knowledge of the alleged basis for legal proceedings; and (3) because the Plaintiffs were aware of the alleged basis for legal proceedings, any failure by the Company to disclose such basis for legal proceedings in the purchase and sale agreement was not the cause of the Plaintiffs' loss, if any. On February 15, 2000, the Plaintiffs filed a request for the Court to reconsider its January 12, 2000 decision. On February 28, 2000, the Company opposed the Plaintiffs' request for the Court to reconsider its January 12, 2000 decision. On July 31, 2000, the Court denied the Plaintiffs' February 15, 2000 request for the Court to reconsider its January 12, 2000 decision. On August 3, 2000, the Court also entered a partial summary judgment in the Defendants' favor and against the Plaintiffs, dismissing with prejudice the Plaintiffs' claims that the Defendants breached the Purchase and Sale Agreement due to an alleged basis for legal proceedings against Pacificorp. This partial summary judgment reaffirmed the Court's January 12, 2000 decision and put closure to the Plaintiffs' February 12, 1999 motion. Discovery remains ongoing.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on Tuesday June 27, 2000, the following actions were submitted to a vote of security holders:

1. The Company elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                                      Number of Shares
                                      ----------------
      Elected Director               For       Withheld
      ---------------                ---       --------

     Joseph E. Cresci              11,039,907    11,300
     Donald A. Livingston          11,039,907    11,300
     Peter J. Blampied             11,039,907    11,300
     Edward B. Koehler             11,039,907    11,300
     Robert I. Weisberg            11,039,907    11,300

2. The Company ratified the selection of the firm Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2000. The results of the voting were as follows:

     Result                                  Number of Shares
     ------                                  ----------------

     For                                           11,042,356
     Against                                            2,351
     Abstain                                            6,500

3. The Company ratified an amendment to the 1993 Director Option Plan. The results of the voting were as follows:

     Result                                  Number of Shares
     ------                                  ----------------

     For                                           10,922,048
     Against                                          109,084
     Abstain                                           20,075

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibit 11 - Computation of Earnings Per Share

(b)  Exhibit 27 - Financial Data Schedule

(c)  Reports on Form 8-K  -  None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 11, 2000                                    /s/ William D. Linehan
                                                   -----------------------------
                                                   William D. Linehan
                                                   Treasurer and
                                                   Chief Financial Officer
                                                   (principal accounting officer
                                                   and authorized officer)