Form 10-Q
period 2000-09-30
ENVIRONMENTAL POWER CORP
filed 2000-11-14
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

  For the quarterly period ended           September 30, 2000
                                 -------------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________

      Commission file number                     0-15472
                             -----------------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

                   Delaware                         04-2782065
       (State or other jurisdiction of            (IRS Employer
        incorporation or organization)          Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
                   (Address of principal executive offices)
                                  (Zip code)

                                (603) 431-1780
              Registrant's telephone number, including area code

       _________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                  Number of shares of Common Stock outstanding

                  at November 13, 2000      11,406,783 shares

                     The Exhibit Index appears on Page 30.

                         Total number of pages is 30.

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------
       Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as
       of September 30, 2000 (unaudited) and December 31, 1999..................................    2

       Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine
       months Ended September 30, 2000 and September 30, 1999...................................    3

       Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months Ended
       September 30, 2000 and September 30, 1999................................................    4

       Notes to Condensed Consolidated Financial Statements.....................................   5-6

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations...............................................................................   7-26

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................    27

PART II.  OTHER INFORMATION

       Item 1.     Legal Proceedings............................................................  27-29

       Item 6.     Exhibits and Reports on Form 8-K.............................................    30

       Signatures  .............................................................................    30

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30               December 31
                                                                                   2000                      1999
                                                                             ------------------        ------------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                              $           218,193       $           306,188
    Restricted cash                                                                    446,620                   299,490
    Receivable from utility                                                          7,768,137                 3,703,922
    Other current assets                                                               737,502                   645,852
                                                                             ------------------        ------------------
                      TOTAL CURRENT ASSETS                                           9,170,452                 4,955,452

PROPERTY, PLANT AND EQUIPMENT, NET                                                     611,535                   778,864

DEFERRED INCOME TAX ASSET                                                              864,305                   876,305

LEASE RIGHTS, NET                                                                    2,347,758                 2,459,511

ACCRUED POWER GENERATION REVENUES                                                   54,429,140                49,152,131

OTHER ASSETS                                                                           536,858                   559,739
                                                                             ------------------        ------------------
                     TOTAL ASSETS                                          $        67,960,048       $        58,782,002
                                                                             ==================        ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  $         6,913,583       $         4,751,906
    Dividends payable on common stock                                                  171,102                   171,102
    Other current liabilities                                                        3,231,527                 2,694,619
                                                                             ------------------        ------------------
                    TOTAL CURRENT LIABILITIES                                       10,316,212                 7,617,627

DEFERRED GAIN, NET                                                                   4,857,468                 5,088,776

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                             2,312,912                 2,394,237

ACCRUED LEASE EXPENSES                                                              54,429,140                49,152,131
                                                                             ------------------        ------------------
                   TOTAL LIABILITIES                                                71,915,732                64,252,771
                                                                             ------------------        ------------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued at September 30, 2000 and December 31, 1999, respectively)               --                        --
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at September 30, 2000 and December 31, 1999, respectively)                 100                       100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at September 30, 2000 and
         December 31, 1999, respectively; 11,406,783 shares outstanding
         at September 30, 2000 and December 31, 1999, respectively)                    125,254                   125,254
    Accumulated deficit                                                             (2,815,036)               (4,330,121)
                                                                             ------------------        ------------------
                                                                                    (2,689,682)               (4,204,767)
    Treasury stock (1,118,640 common shares, at cost, as of
         September 30, 2000 and December 31, 1999, respectively)                      (456,271)                 (456,271)
    Notes receivable from officers and board members                                  (809,731)                 (809,731)
                                                                             ------------------        ------------------
                    TOTAL SHAREHOLDERS' DEFICIT                                     (3,955,684)               (5,470,769)
                                                                             ------------------        ------------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $        67,960,048       $        58,782,002
                                                                             ==================        ==================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended September 30           Nine Months Ended September 30
                                                                            1999                                      1999
                                                       2000              (Restated)              2000              (Restated)
                                                -----------------   ------------------   ------------------   ------------------
POWER GENERATION REVENUES                       $     13,079,296    $      12,918,259    $      41,165,018    $      35,495,619
                                                -----------------   ------------------   ------------------   ------------------

COSTS AND EXPENSES:
     Operating expenses                                5,021,065            5,227,286           17,065,816           16,667,258
     Lease expenses                                    5,664,855            5,724,732           19,703,145           16,966,220
     General and administrative expenses                 707,070              556,470            2,313,679            1,933,462
     Depreciation and amortization                       102,044              113,658              312,826              240,397
                                                -----------------   ------------------   ------------------   ------------------
                                                      11,495,034           11,622,146           39,395,466           35,807,337
                                                -----------------   ------------------   ------------------   ------------------

OPERATING INCOME (LOSS)                                1,584,262            1,296,113            1,769,552             (311,718)
                                                -----------------   ------------------   ------------------   ------------------
OTHER INCOME (EXPENSE), NET:
     Interest income                                      33,828               27,761              707,553               87,868
     Interest expense                                    (82,025)            (106,370)            (240,161)            (275,551)
     Sale of NOx emission credits                              0                    0            1,161,888              629,720
     Other expense                                             0                6,117                    0                6,085
     Amortization of deferred gain                        77,103               77,103              231,308              231,308
                                                -----------------   ------------------   ------------------   ------------------
                                                          28,906                4,611            1,860,588              679,430
                                                -----------------   ------------------   ------------------   ------------------

INCOME BEFORE INCOME TAXES                             1,613,168            1,300,724            3,630,140              367,712

INCOME TAX EXPENSE                                      (710,000)            (533,000)          (1,598,000)            (153,000)
                                                -----------------   ------------------   ------------------   ------------------
NET INCOME                                      $        903,168    $         767,724    $       2,032,140    $         214,712
                                                =================   ==================   ==================   ==================
BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                $           0.08    $            0.07    $            0.18    $            0.02
                                                =================   ==================   ==================   ==================
DIVIDENDS:
     Common shares                              $        171,102    $         171,102    $         513,305    $         513,306
     Preferred shares                                      1,250                1,250                3,750                3,750
                                                -----------------   ------------------   ------------------   ------------------
                                                $        172,352    $         172,352    $         517,055    $         517,056
                                                =================   ==================   ==================   ==================
DIVIDENDS PER COMMON SHARE                      $          0.015    $           0.015    $           0.045    $           0.045
                                                =================   ==================   ==================   ==================

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Nine Months Ended September 30
                                                                                                 1999
                                                                          2000                (Restated)
                                                                    ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $     2,032,140        $       214,712
 Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        312,826                240,397
       Deferred income taxes                                                 12,000               (178,000)
       Amortization of deferred gain                                       (231,308)              (231,308)
       Accrued power generation revenues                                 (5,277,009)            (5,824,223)
       Accrued lease expenses                                             5,277,009              5,824,223
       Changes in operating assets and liabilities:
         Increase in receivable from utility                             (4,064,215)              (559,620)
         Increase in other current assets                                   (91,650)               (18,342)
         Increase in other assets                                           (10,563)                (5,474)
         Increase in accounts payable and accrued expenses                2,161,677              1,234,034
         Increase in long-term liabilities                                    8,550                  8,550
         Decrease in long-term debt to supplier                             (89,875)               (84,754)
                                                                    ----------------       ----------------
            Net cash provided by operating activities                        39,582                620,195
                                                                    ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the collection of notes receivable                                -0-                31,463
 (Increase) decrease in restricted cash                                    (147,130)               532,841
 Property, plant and equipment expenditures                                    (300)              (797,546)
                                                                    ----------------       ----------------
            Net cash used in investing activities                          (147,430)              (233,242)
                                                                    ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend payments                                                         (517,055)              (345,954)
 Net borrowings from working capital loan                                 1,136,908                789,597
 Repayment of secured promissory notes payable and
      other borrowings                                                     (600,000)              (971,076)
                                                                    ----------------       ----------------
            Net cash provided by (used in) financing activities              19,853               (527,433)
                                                                    ----------------       ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (87,995)              (140,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              306,188                362,416
                                                                    ----------------       ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       218,193        $       221,936
                                                                    ================       ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints recently expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. The Company reported the effect of this change in accounting principle during the fourth quarter of 1999 by recognizing an increase in operating expenses of $307,893, a decrease in income tax expense of approximately $125,000, and an increase in net income of $1,188,989 for the cumulative effect of the change on years prior to 1999. The Company restated the results of its operations and cash flows for the three and nine months ended September 30, 1999 in order to conform to the financial presentation for the same periods in 2000. As a result of this restatement, the Company increased its operating expenses by $466,309 and decreased its income tax expense by $189,000 for the nine months ended September 30, 1999, and decreased its operating expenses by $103,226 and increased its income tax expense by $42,000 for the three months ended September 30, 1999.

NOTE B -- NEW ACCOUNTING STANDARD
---------------------------------

In September 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative instrument may be specifically designated as (a) a hedge of the exposure to changes in the fair value of an asset or liability or an unrecognized firm commitment, or (b) a hedge to the exposure to variable cash flows of a forecasted transaction. The Lessor of the Scrubgrass Project has entered into certain interest rate swaps with financial institutions that may meet the definition of derivative instruments under SFAS No. 133. The Company will be required to adopt SFAS No. 133 by January 1, 2001 and is presently assessing whether the adoption of SFAS No. 133 will have any impact on its Consolidated Financial Statements.

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999.

                                                                 Income                   Shares                Per Share
                                                               (Numerator)             (Denominator)             Amounts
                                                          ------------------      --------------------      ----------------
Three Months Ended September 30, 2000:
-------------------------------------
Income available to shareholders                                  $  903,168                11,406,783                  $.08
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ----------------
Basic EPS - income available to common shareholders                  901,918                11,406,783                   .08
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  4,233
                                                          ------------------      --------------------      ----------------
Diluted EPS - income available to common shareholders             $  901,918                11,411,016                  $.08
                                                          ==================      ====================      ================

Three Months Ended September 30, 1999:
--------------------------------------
Income available to shareholders                                  $  767,724                11,406,783                  $.07
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ----------------
Basic EPS - income available to common shareholders                  766,474                11,406,783                   .07
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,060
                                                          ------------------      --------------------      ----------------
Diluted EPS - income available to common shareholders             $  766,474                11,407,843                  $.07
                                                          ==================      ====================      ================

Nine months Ended September 30, 2000:
-------------------------------------
Income available to shareholders                                  $2,032,140                11,406,783                  $.18
Effect of dividends to preferred stockholders                         (3,750)
                                                          ------------------      --------------------     -----------------
Basic EPS - income available to common shareholders                2,028,390                11,406,783                   .18
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,954
                                                          ------------------      --------------------     -----------------
Diluted EPS - income available to common shareholders             $2,028,390                11,408,737                  $.18
                                                          ==================      ====================     =================

Nine Months Ended September 30, 1999:
-------------------------------------
Income available to shareholders                                  $  214,712                11,406,783                  $.02
Effect of dividends to preferred stockholders                         (3,750)
                                                          ------------------      --------------------     -----------------
Basic EPS - income available to common shareholders                  210,962                11,406,783                   .02
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    391
                                                          ------------------      --------------------     -----------------
Diluted EPS - income available to common shareholders             $  210,962                11,407,174                  $.02
                                                          ==================      ====================     =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. In recent years, the Company also held varying ownership interests (100% to 40%) in an approximately 51 Mw (net) waste coal-fired electric generating facility (the "Sunnyside Project") located in Utah and owned the development rights to an existing 43 Mw (net) waste coal-fired electric generating facility (the "Milesburg Project") located in Pennsylvania which was retired from service in 1984. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 and is presently involved in a litigation with the Purchasers to collect the balance of the Purchaser's obligations for the sale. The Company sold its development rights for the Milesburg Project on December 5, 1997 to the utility which had contracted to purchase electricity from such project. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 2000 with the results of operations for the three and nine months ended September 30, 1999. Historical results and trends which might appear should not be taken as indicative of future operations.

The Company's leasehold interest in the Scrubgrass Project is held by EPC's subsidiary, Buzzard Power Corporation ("Buzzard"). Buzzard leases the Scrubgrass Project from Scrubgrass Generating Company L.P. (the "Lessor"). Buzzard has a Management Services Agreement (the "MSA") with PG&E Generating Company (the "Manager") to manage the Scrubgrass Project during the entire lease term and a 15-year Operations and Maintenance Agreement (the "O&M") with PG&E Operating Services Company (the "Operator") to operate the Scrubgrass Project. Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC") pursuant to a 25 year power purchase agreement (the "PPA") which expires in 2018.

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

Results of Operations

Net income for the nine months ended September 30, 2000 amounted to $2,032,140 (18 cents per share) as compared to net income of $214,712 (2 cents per share) for the nine months ended September 30, 1999. The improvements in the net results during 2000 are primarily attributable to increases in power generation revenues, interest income and income from sales of NOx emission credits. Such increases were offset in part by increases in operating expenses, lease expenses, depreciation and amortization, and related changes in the income tax expense. The reasons for the changes in the Company's net results are discussed in more detail in the following paragraphs.

Power Generation Revenues
-------------------------

Power generation revenues for the nine months ended September 30, 2000 amounted to $41,165,018 as compared to $35,495,619 for the nine months ended September 30, 1999 and all pertained to the Scrubgrass Project. The increase in power generation revenues during 2000 is primarily attributable to additional revenues of approximately $3,802,000 from the settlement agreement with PENELEC, improvements in the capacity rate for the Scrubgrass facility, a 5% increase in certain rates billed to the utility under the terms of the PPA, and an increase in the rates charged for power generation in excess of 80mw pursuant to the terms of the settlement agreement with PENELEC. These increases were offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $5,277,009 and $5,824,223 for the nine months ended September 30, 2000 and 1999, respectively. The Scrubgrass Project operated at 89.0% of its capacity for the nine months ended September 30, 2000 as compared to 87.7% for the nine months ended September 30, 1999. The improvements in the capacity rate occurred primarily for the following reasons. First, the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 2000 and 1999. During the 2000 and 1999 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 16 days and 20 days, respectively, to perform scheduled maintenance procedures. Second, the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions and utility curtailments which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 14 days and 14 days outside of the scheduled outage timeframes during the nine months ended September 30, 2000 and 1999, respectively.

Power generation revenues amounted to $13,079,296 and $12,918,259 for the three months ended September 30, 2000 and 1999, respectively. The increase in power generation revenues during the third quarter in 2000 is primarily attributable to a 5% increase in certain rates billed to the utility under the terms of the PPA and an increase in the rates charged for power generation in excess of 80MW pursuant to the terms of the settlement agreement with PENELEC. These increases were offset in part by the following two decreases in revenues during the third quarter of 2000. First, the Company had a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $1,759,005 and $1,941,408 for the three months ended September 30, 2000 and September 30, 1999, respectively. Second, the Scrubgrass Project operated at 94.2% of its capacity during third quarter of 2000 as compared to 95.4% for the same period in 1999. The third quarter capacity rates were primarily affected by unscheduled shutdowns to respond to equipment malfunctions and utility curtailments.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2000 amounted to $17,065,816 as compared to $16,667,258 for the nine months ended September 30, 1999 and all pertained to the Scrubgrass Project. The increase in operating expenses is primarily attributable to the following reasons. First, the Company incurred higher fuel costs primarily as a result of cost escalations in certain fuel supply agreements, improvements in the capacity rate, and increases in diesel fuel costs. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs to the Company. These increases were offset in part by lower maintenance expenses and the absence of expenses related to Year 2000 compliance during 2000. Maintenance expenses decreased during 2000 primarily because of differences in the scope of procedures performed during the 1999 and 2000 annual maintenance outages and fewer unplanned maintenance shutdowns.

Operating expenses for the three months ended September 30, 2000 amounted to $5,021,065 as compared to $5,227,286 for the three months ended September 30, 1999. The decrease in operating expenses is primarily attributable to the following reasons. First, despite increases in diesel fuel costs and contract rate esclations during 2000, overall fuel costs decreased slightly during the third quarter of 2000 from lower fuel consumption as a result of the reduced capacity rate. Second, the Operator incurred certain non-recurring costs during the third quarter of 1999 related to hiring new personnel. Third, the Company had Year 2000 compliance costs during the third quarter of 1999 which did not recur in 2000. The aforementioned decreases were offset in part by an increase in maintenance expenses during the third quarter of 2000, which resulted primarily from a higher occurrence of unscheduled shutdowns to respond to equipment malfunctions.

Lease Expenses
--------------

Lease expenses amounted to $19,703,145 for the nine months ended September 30, 2000 as compared to $16,966,220 for the nine months ended September 30, 1999. The increase in lease expenses during 2000 is primarily attributable to the following reasons. First, the Lessor's loan costs, which are passed along to the Company as a lease expense, increased due to higher average interest rates on its tax exempt bonds and term loans. Second, the Company incurred scheduled increases in base equity rents. Third, due to increases in available cash flows from the Scrubgrass Project, which included revenues and interest income from the settlement agreement with PENELEC and income from sales of NOx emission credits, the Company incurred an increase in additional rent paid to the Lessor, which amounts to 50 percent of the net available cash flows from the Scrubgrass Project. The Company's overall increase in lease expenses during 2000 was offset in part by decreases in the following two items. First, the Lessor's junior debt obligations were fully satisfied during Fiscal 1999. As such, the Company's lease expense did not include principal and interest on these obligations in 2000. Second, the Company had a decrease in lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $5,277,009 and $5,824,223 for the nine months ended September 30, 2000 and 1999, respectively.

Lease expenses amounted to $5,664,855 for the three months ended September 30, 2000 as compared to $5,724,732 for the three months ended September 30, 1999. The decrease in lease expenses during the third quarter of 2000 occurred primarily for the following reasons. First, due to the timing of cash flow availability for distribution from the Scrubgrass Project, the Company realized a decrease in additional rent paid to the Lessor. Second, the Company had a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $1,759,005 and $1,941,408 for the three months ended September 30, 2000 and 1999, respectively. Similar to the discussion in the previous paragraph, the third quarter comparison was also affected by the absence in 2000 of the junior debt obligations, the increase in base equity rents and the increases in average interest rates for the tax exempt bonds and term loans. However, due to the extent of the decreases in lease expense associated with additional rent, straight-line lease expenses and junior debt obligations, the Company had an overall decrease in lease expense during the third quarter of 2000 despite the increases in base equity rents and average interest rates.

General and Administrative Expenses
-----------------------------------

General and administrative expenses amounted to $2,313,679 for the nine months ended September 30, 2000 as compared to $1,933,462 for the nine months ended September 30, 1999. The increase in general and administrative expenses during 2000 occurred primarily for the following reasons. First, pursuant to the terms of the MSA, the Manager passed along increases in its labor and related costs to the Company. Second, professional fees increased during the first quarter of 2000 because the Company engaged an investment banker to consider various sale and restructuring alternatives. Third, the Company paid bonuses aggregating $210,000 to its executive officers during the second quarter of 2000. Fourth, the Manager began charging the Scrubgrass Project in 2000 for certain corporate support expenses such as internet communication services. Fifth, the Scrubgrass Project had an increase in its insurance expense beginning in the third quarter of 2000. The aforementioned increases were offset in part by a decrease in legal fees during 2000.

General and administrative expenses amounted to $707,070 for the three months ended September 30, 2000 as compared to $556,470 for the same period in 1999. Similar to the discussion in the previous paragraph, the third quarter comparison was also affected by the increases in the Manager's labor and related costs, the Manager's corporate support expenses and insurance expense, as well as the decrease in legal fees. However, the increases in professional fees and executive compensation did not affect the third quarter comparison.

Depreciation and Amortization
-----------------------------

Depreciation and amortization amounted to $102,044 and $312,826 for the three and nine months ended September 30, 2000, respectively, as compared to $113,658 and $240,397 for the three and nine months ended September 30, 1999, respectively. Depreciation and amortization increased in 2000 primarily because the Company's Fiscal 1999 capital expenditures, which were substantially made during the third quarter, were depreciated for the entire nine months of 2000.

Other Income (Expense)
----------------------

Sale of NOx emission credits amounted to $1,161,888 and $629,720 during the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company received proceeds of $1,161,888 in April 2000 and $629,720 in February 1999 from sales of NOx emission credits which are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

Interest income amounted to $33,828 and $707,553 for the three and nine months ended September 30, 2000, respectively, as compared to $27,761 and $87,868 for the three and nine months ended September 30, 1999, respectively. The 2000 increase is primary attributable to approximately $608,000 of interest income during the first quarter of 2000 from the settlement agreement with PENELEC and higher interest rates on short-term investments.

Income Tax Expense
------------------

Income tax expense amounted to $710,000 and $1,598,000 for the three and nine months ended September 30, 2000, respectively, as compared to $533,000 and $153,000 for the three and nine months ended September 30, 1999, respectively. The changes in income tax expense for each period are primarily related to the respective changes in income before income taxes. The effective income tax rate for Fiscal 2000 is currently projected to be approximately 44% which is consistent with the actual tax rate realized for Fiscal 1999. During three and nine months ended September 30, 1999, the Company originally estimated that its effective income tax rate for Fiscal 1999 would be approximately 41% and revised its estimates later in the year.

2000 Outlook
------------

The Company expects its net earnings to improve for the year ending December 31, 2000 ("Fiscal 2000") by comparison to the year ended December 31, 1999
("Fiscal 1999") and offers the following prospective information concerning significant components of its results of operations for Fiscal 2000 which are being compared to historical results of operations for Fiscal 1999:

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

Operating expenses - Operating expenses are expected to increase slightly in Fiscal 2000 primarily due to projected increases in diesel fuel costs, a 4% average increase in contracted rates for fuel supply agreements, a 5% increase in contracted rates for the O&M and anticipated increases in the Operator's labor and related costs. The aforementioned increases in operating expenses are expected to be substantially offset by lower maintenance expenses and the absence of expenses related to Year 2000 compliance.

Lease expenses - Lease expenses are expected to increase significantly in Fiscal 2000 for the following reasons. First, the Company expects that higher interest rates on the Lessor's tax-exempt bonds and term loans will increase the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to incur scheduled increases in
base equity rents during Fiscal 2000.   Third, due to projected increases in
cash from Scrubgrass Project operations, which include revenues and interest income from the settlement agreement with PENELEC and proceeds from sales of NOx emission credits, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would also increase in Fiscal 2000. Fourth, the Lessor is presently considering changes to the financing structure of the Scrubgrass Project that could increase the Lessor's loan costs in Fiscal 2000. The Company expects these increases in lease expense would be offset in part by the following items. First, the Company expects to realize a decrease in the lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease. Second, the Lessor's junior debt obligations were fully satisfied by the end of Fiscal 1999. The absence of payments on the junior debt obligations is expected to reduce the Lessor's loan costs in Fiscal 2000. The Lessor's additional rent and the potential changes to the financing structure of the Scrubgrass Project are discussed further under "Liquidity and Capital Resources - Cash Flow Outlook".

General and administrative expenses - General and administrative expenses are expected to increase during Fiscal 2000 for the following reasons. First, the Company expects its casualty insurance costs to increase in Fiscal 2000 due to changes in the Manager's experience rating for all its facilities. The Manager insures all of its power plants under one insurance program and is expected to apportion this overall rate increase to all its facilities. Second, the Company is anticipating increases in the Manager's labor and related costs. Third, the Manager expects to bill the Scrubgrass Project for certain corporate level support expenses. The Manager, which has improved its ability to track support expenses by facility, previously absorbed these expenses at the corporate level. Fourth, the Company paid bonuses to its three executive officers. The Company's legal fees and Scrubgrass Project management costs are also subject to considerable variation each year due to the demands of legal proceedings and contract matters. As such, the Company cannot predict the full extent of changes to general and administrative expenses.

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

Litigation recoveries - As of September 30, 2000, the Company is seeking to recover approximately $4.6 million owed by the Purchasers of SCA which is the subject of legal proceeding. See "Part II - Item 1. Legal Proceedings". Should this legal proceeding resolve or settle in favor of the Company, the Company could also receive additional financial recoveries which include supplementary interest, punitive damages and reimbursements for attorney's expenses. The Company would report any future recoveries from this legal proceeding as additional income in its Consolidated Statement of Operations.

Recently Issued Accounting Standards

See Note B to the Condensed Consolidated Financial Statements for recently issued accounting standards which are required to be adopted in the future.

Liquidity and Capital Resources

Operating Activities

The Company had cash provided by operating activities of $39,582 and $620,195 during the nine months ended September 30, 2000 and 1999, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings.

The Company's net income of $2,032,140 contributed a significant portion of its net cash provided by operations during the nine months ended September 30, 2000. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's net income to its net cash provided by operating activities for the nine months ended September 30, 2000.

Depreciation and amortization - During the nine months ended September 30, 2000, the Company recognized depreciation and amortization for its lease rights of $111,753, deferred financing costs of $33,444, machinery and equipment modifications of $160,776 and equipment and furniture of $6,853.

Deferred gain, net - The Company's deferred gain, net, amounted to $4,857,468 as of September 30, 2000 as compared to $5,088,776 as of December 31, 1999. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 2000:

Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $7,768,137 as of September 30, 2000 as compared to $3,703,922 as of December 31, 1999. The increase during 2000 is primarily attributable to the increases in power generation revenues and differences in the timing of collecting the receivable from utility. The Scrubgrass Project collects its receivable from utility on a monthly basis 23 business days after the month of power generation. Typically, the Company's balance sheet at the end of each quarter reflects two months of outstanding receivables from the utility. However, because December had 24 business days in 1999, the Company collected its revenues for power generation in November 1999 on December 30, 1999. As such, the Company's receivable from utility as of September 30, 2000, which included power generation revenues for August 2000 and September 2000, was significantly higher by comparison to the balance as of December 31, 1999, which only included power generation revenues for December 1999.

Other current assets - The Company's other current assets amounted to $737,502 as of September 30, 2000 as compared to $645,852 as of December 31, 1999. The increase is other current assets expenses is primarily attributable to the following reasons. First, fuel inventory increased during 2000 largely because of higher diesel fuel costs. Second, due to the timing of making installment payments, the Company experienced increases in its prepaid property taxes and prepaid insurance. The aforementioned increases were substantially offset by the collection of an insurance refund which was receivable as of December 31, 1999.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $6,913,583 as of September 30, 2000 as compared to $4,751,906 as of December 31, 1999. The increase in accounts payable and accrued expenses is primarily attributable to the following reasons. First, due to the requirements of certain operating agreements, the Scrubgrass Project must pay certain accounts payable and accrued expenses on the same day it collects the receivable from utility. As such, the Company's accounts payable and accrued expenses had a comparable increase to the receivable from utility (see "Receivable from utility" above). Second, the Company's corporate taxes payable increased from $539,780 as of December 31, 1999 to $803,560 as of September 30, 2000 largely due to higher taxable income during 2000. Third, due to the timing of the Company's 2000 annual maintenance outage, the Company had significant outage-related obligations remaining as of September 30, 2000. The Company had no outage-related obligations as of December 31, 1999. Fourth, due to the fluctuations in operating expenses and general and administrative expenses described under "Results of Operations" above, the Company realized a net increase in certain accounts payable and accrued expenses as of September 30, 2000. The overall increase in accounts payable and accrued expenses was offset in part primarily by the following factors which decreased accounts payable and accrued expenses as of September 30, 2000. First, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of September 30, 2000 included only nine months of expense as compared to 12 months of expense as of December 31, 1999. Second, the Company had a decrease in accrued bond interest which amounted to approximately $1,096,000 and $96,000 as of December 31, 1999 and September 30, 2000, respectively. The decrease in accrued bond interest occurred primarily because a significant percentage of the bonds were redeemed and reissued with shorter durations during 2000.

Long -term debt to supplier - The Company financed the 1997 rewind of the Scrubgrass generator with an installment note from the generator manufacturer which had outstanding balances of $187,073 and $276,948 as of September 30, 2000 and December 31, 1999, respectively. The decrease in 2000 is primarily due to a scheduled installment payment made during the second quarter of 2000. The Company's next installment of $100,000 is due in May 2001 and is included in other current liabilities on the accompanying balance sheet as of September 30, 2000.

Investing Activities

The Company used $147,430 and $233,242 in investing activities during the nine months ended September 30, 2000 and 1999, respectively. The Company's investing activities are concentrated primarily in the following areas:

Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and had a note receivable related to fees earned for the Scrubgrass Project which was fully satisfied in 1999. The Company collected $31,463 from notes receivable related to the Scrubgrass Project in 1999. The notes receivable related to the Sunnyside Project, with a principal balance of $2,937,500 and outstanding interest balance of $1,322,881 as of September 30, 2000, are the subject of a legal proceeding. Due to uncertainties surrounding the timing of resolving this legal proceeding, the Company wrote-off the outstanding balances of these receivables as of December 31, 1998 and is no longer recognizing future interest income on the notes.
"See Part II - Item 1. Legal Proceedings" for further information about this litigation.

Restricted cash - The Company is required by certain project agreements to restrict cash for major maintenance and, from time to time, voluntarily
restricts cash for capital expenditures.   The Company offers the following
information about its restricted cash:

   Major Maintenance - The Company is presently required to make scheduled
   -----------------
   deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash for major equipment overhauls subject to certain restrictions. The Company made scheduled deposits, including interest earned thereon, to the restricted major maintenance fund of $513,468 and $738,300 during the nine months ended September 30, 2000 and 1999, respectively. The Company's payments for major equipment overhauls amounted to $266,338 and $1,171,141 during the nine months ended September 30, 2000 and 1999, respectively. Major equipment overhaul expenditures fluctuated considerably between these periods primarily because of differences in the scope of procedures performed during the 2000 and 1999 annual maintenance outages. The Company also used restricted cash to fund the long term debt to its supplier described above for which the installments amounted to $100,000 and $100,000 during the nine months ended September 30, 2000 and 1999, respectively.

   Capital Expenditures - During 1999, the Company received $629,720 from sales
   --------------------
   of NOx emission credits and designated that $600,000 of such proceeds be restricted for capital expenditures at the Scrubgrass Project. During the nine months ended September 30, 1999, the Company made capital expenditures of $797,546, of which $610,789 was funded from restricted cash and investment earnings thereon.

Property, plant and equipment - The Company made capital expenditures of $797,546 during the nine months ended September 30, 1999 primarily for machinery and equipment modifications at the Scrubgrass facility (see previous discussion under "Restricted Cash"). The Company has not made significant capital expenditures in 2000.

Financing Activities

The Company's financing activities provided cash of $19,853 during the nine months ended September 30, 2000 and used cash of $527,433 during the nine months ended September 30, 1999. The Company's financing activities are concentrated primarily in the following areas:

Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $513,305 (4.5 cents per share) and $513,306 (4.5 cents per share) during the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company had dividends payable of $171,102 (1.5 cents per share), $171,102 (1.5 cents per share) and $171,102
(1.5 cents per share) as of September 30, 1999, December 31, 1999 and September 30, 2000, respectively, which were each paid during the following quarters. As such, the Company paid dividends of $513,305 (4.5 cents per share) and $342,204 (3 cents per share) to its common stockholders during the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company also paid dividends to its subsidiary's preferred stockholder of $3,750 during both the nine months ended September 30, 2000 and 1999.

Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The Company had net borrowings of $1,136,908 and $789,597 under the Lessee Working Capital Loan Agreement during the nine months ended September 30, 2000 and 1999, respectively, and had outstanding borrowings under the Lessee Working Capital Loan Agreement of $1,994,619 and $2,389,664 as of December 31, 1999 and December 31, 1998,
respectively. As discussed previously under "Receivable from utility", the Company collected an additional revenue payment from the utility during December 1999. As such, the changes in net borrowings under the Lessee Working Capital Loan Agreement between the nine months ended September 30, 2000 and 1999 are primarily attributable to the timing of collecting revenues and using any available cash balances to repay the working capital loan.

Term Credit Facility - In September 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility was payable in full. The Company made aggregate payments of $600,000 and $950,000 during the nine months ended September 30, 2000 and 1999, respectively, under this credit facility to ensure that the outstanding borrowings would not exceed the maximum allowable borrowings on the dates indicated. As of September 30, 2000, there were no outstanding balances remaining under this credit facility.

Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its Sunnyside Project and Scrubgrass Project in the amounts of $1,037,266 and $1,188,573, respectively as of September 30, 2000. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in "Part II. - Item 1. Legal Proceedings". The Scrubgrass Project obligation has scheduled maturities which began in 1998 and continue through 2005. The Company made payments of $-0- and $21,076 for the Scrubgrass Project obligation during the nine months ended September 30, 2000 and 1999, respectively.

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

As discussed under the caption "Results of Operations - 2000 Outlook", the Company expects that the Scrubgrass Project's cash flows in Fiscal 2000 will be enhanced by an increase in the contracted rates under the PPA, sales of NOx Credits, and additional revenues from the settlement agreement with PENELEC. However, the Company expects that anticipated increases in operating expenses, lease expenses, general and administrative expenses, and income taxes would consume a portion of these additional revenues. The Company also believes that the Scrubgrass Project's cash flows would continue to be affected by certain debt and maintenance payments. According to certain agreements, the Scrubgrass Project is expected to make scheduled payments in Fiscal 2000 of $700,000 for debt and $678,527 for deposits to restricted cash. As of September 30, 2000, the Company has already funded debt and restricted cash obligations of $700,000 and $493,472, respectively.

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

During Fiscal 1999, the Manager of the Scrubgrass Project commenced long-term refinancing discussions with the lending agents for the Scrubgrass Project. Through these discussions, the Manager of the Scrubgrass Project has addressed several changes in the Scrubgrass Project's financing structure that are expected to occur over the next few years. First, the tax-exempt bond letter of credit expires in December 2000 and would need to be replaced or extended. Second, Buzzard is expected to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days during 2001 and 2002. Third, Buzzard's Lessee Working Capital Loan commitment expires in December 2002. Fourth, PENELEC's contracted payment terms will be extended by 20 days beginning in July 2003, which is expected to create the need for additional working capital. Recently, the Manager reached provisional agreements with the lending agents which provided for the following proposed changes to the Scrubgrass Project financing structure:

 .    the tax exempt bond letter of credit would be replaced with a letter of credit expiring on December 31, 2006. Under the proposed terms of the replacement letter of credit, the Company would pay a one-time fee of $35,000 and additional fees of approximately $417,000 per year.

 .    the available working capital facility would be increased from $4 million to $10 million through 2005 with annual paydown requirements of $2.5 million in 2001 and 2002, and $8 million in 2003 through 2005. After 2005, the available working capital facility and annual paydown requirements would reduce incrementally until the expiration of the proposed working capital facility in 2008. Under the terms of the proposed working capital facility, the Company is expected to pay a one-time fee of approximately $105,000 and additional annual commitment fees of approximately $23,000 per year.

The proposed changes to the Scrubgrass Project financing structure are presently under consideration by the credit committees of the lending agents. At this time, the Company has no reason to believe that these provisional agreements would not be approved by the lending agents. However, there can be no assurance that the terms of the provisional agreements would not be amended during the approval process.

As of September 30, 2000, the Company is seeking to recover approximately $4.6 million owed by the Purchasers of SCA (See "Part II - Item 1. Legal Proceedings"). The Company is also seeking additional financial recoveries which include supplementary interest, punitive damages and/or reimbursements for attorney's expenses. As discussed under "Financing Activities--Notes payable", the Company would be required to utilize a portion of these recoveries to satisfy certain obligations of the Sunnyside Project. The Company believes its position in this litigation is meritorious and, should the litigation resolve or settle in favor of the Company, the Company's financial position could be materially enhanced in the future. However, there can be no assurance that the litigation will resolve or settle in favor of the Company.

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

                                             Balance at                                  Matures
     Description of the Obligation           9/30/2000         Interest Rate             Through
---------------------------------------------------------------------------------------------------
Lessor debt obligations:
     Variable-rate tax exempt bonds       $135,600,000    Quoted Tax Exempt Bond Rate      2012
     Variable rate term loan                13,051,336    Fixed swap rate of 6.4225%       2005
     Variable rate term loan                10,061,427    LIBOR rate plus 1.250%           2004
Buzzard debt obligations:
     Variable rate working capital loan      3,131,527    LIBOR rate plus 1.125%         Revolving
     Variable rate term loan                 1,188,573    LIBOR rate plus 1.250%           2004

The Lessor entered into interest rate swaps which had the effect of fixing the LIBOR rate for its term loan which matures in 2005 at 6.4225%. As such, except for the Lessor's term loan which matures in 2005, Buzzard will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect these debt or lease obligations. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See the Company's Fiscal 1999 Annual Report on Form 10-K for further information about the Company's debt and lease obligations.

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

Legal Proceedings

As discussed in "Part II - Item 1. Legal Proceedings", the Company is involved in a legal proceeding with the purchasers of the Company's interest in the Sunnyside Project which was sold in 1994. Pending the resolution of the legal proceeding, the purchasers have withheld scheduled payments of principal and interest due on the promissory notes since September 1996, which amounted to $2,937,500 and $1,322,881, respectively as of September 30, 2000. The balance of a purchase price closing adjustment is also being disputed in the legal proceeding with the purchasers. To date, the Company's available cash and cash provided by operating activities has been sufficient to fund the Company's investing and financing activities. Nevertheless, the professional fees incurred to defend its position in the litigation and the withholding of scheduled principal and interest payments on the promissory notes have adversely affected the Company's financial position. At this time, while management believes the Company's position in this litigation is meritorious, the Company cannot predict whether it will prevail in the litigation and to what extent it will continue to incur professional fees to defend its position in the litigation. An unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations and financial position.

Financial Results

To date the Company has incurred substantial losses, primarily due to its development activities, and currently has an accumulated deficit of $2,815,036 as of September 30, 2000. The Company was profitable from operating activities in 1998 and 1999 and expects to be profitable from operating activities for Fiscal 2000. However, the Company experienced a net loss from operating activities in 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

Presently, there is significant merger and consolidation activity occurring in the electric industry. In February 2000, the Company engaged an investment banker to consider any sale or merger proposals and other strategic alternatives that may present an opportunity to enhance shareholder value. There can be no assurance that any transaction will result from this engagement.

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

Sunnyside Project

On May 3, 1996, Sunnyside II L.P. (f/k/a B&W Sunnyside L.P.), Babcock & Wilcox Investment Company, Sunnyside I, Inc. (f/k/a NRG Sunnyside Inc.), NRG Energy Inc., and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") filed a complaint, which was amended on September 27, 1996, December 21, 1998, and March 17, 1999, against EPC and three of its wholly owned subsidiaries (collectively hereafter "the Company") in Seventh District Court for Carbon County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable, which amounted to $2,937,500 and $1,322,881, respectively at September 30, 2000. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract, intentional tort, interference and misrepresentation. Through the restated counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the Plaintiffs from continuing certain malicious and intentional actions that are alleged in the counterclaim, together with interest, reasonable attorney's fees, costs and other such relief as the court deems proper. On May 17, 1999, the Plaintiffs responded to the restated counterclaim whereby they denied all material allegations of the restated counterclaim and asserted numerous affirmative defenses. The Company plans to vigorously defend against the third amended complaint and vigorously pursue the causes of action in the restated counterclaim.

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

ENVIRONMENTAL POWER CORPORATION

November 13, 2000                          /s/ William D. Linehan
                                           -----------------------------------
                                           William D. Linehan
                                           Treasurer and
                                           Chief Financial Officer
                                           (principal accounting officer
                                           and authorized officer)