Form 10-K405
period 2000-12-31
ENVIRONMENTAL POWER CORP
filed 2001-04-02
CIK 805012

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-K

(Mark one)



   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

          EXCHANGE ACT OF 1934



   For the fiscal year ended     December 31, 2000

                            ---------------------------



                                       OR



   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

          EXCHANGE OF 1934



          For the transition period from                to

                                        ---------------    ---------------



          Commission File Number        0-15472

                                -----------------------



                         Environmental Power Corporation

             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)



            Delaware                                      04-2782065

 -------------------------------               ---------------------------------

 (State or other jurisdiction of               (IRS Employer Identification No.)

  incorporation or organization)



          500 Market Street, Suite 1-E, Portsmouth, New Hampshire 03801

          -------------------------------------------------------------

                    (Address of principal executive offices)

                                   (Zip code)



                                 (603) 431-1780

               --------------------------------------------------

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

Form 10-K. [X]



State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on March 22, 2001, was $2,019,698.



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 22, 2001 there were

11,406,783 outstanding shares of Common Stock, $.01 par value, of the registrant.



================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE





Portions of the definitive Proxy Statement to be filed with the Securities and

Exchange Commission and delivered to shareholders in connection with the Annual

Meeting of Shareholders to be held on June 26, 2001 are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Audit Committee Report", "Report of the Compensation Committee" and the "Stock Performance Graph" are not

incorporated by reference and are not a part of this Form 10-K Report.



                                TABLE OF CONTENTS



DESCRIPTION OF CONTENTS                                                   PAGE #



PART I:

Item 1.     Business                                                         3

Item 2.     Properties                                                      12

Item 3.     Legal Proceedings                                               12

Item 4.     Submission of Matters to a Vote of Security Holders             12



PART II:

Item 5.     Market for Registrant's Common Equity and Related

            Shareholder Matters                                             13

Item 6.     Selected Financial Data                                         16

Item 7.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations                             17

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      33

Item 8.     Financial Statements and Supplementary Data                     34

Item 9.     Disagreements on Accounting and Financial Disclosure            34



PART III:

Item 10.   Directors and Executive Officers                                 35

Item 11.   Executive Compensation                                           36

Item 12.   Security Ownership of Certain Beneficial Owners and Management   36

Item 13.   Certain Relationships and Related Transactions                   36



PART IV:

Item 14.    Index to Financial Statements, Exhibits, and Reports

            on Form 8-K                                                     37

            Signature Page                                                  42





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

Company's business plan has been driven by the identification and evaluation of attractive independent power projects in various stages of development. During its project development activities, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of sites,

obtained control over a portion of the waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects.



The Company owns a 22 year leasehold interest in an approximately 83 Mw (net)

waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Previously, the

Company held varying ownership interests (100% to 40%) in an approximately 51 Mw

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

Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to, the power purchase agreement, operations and maintenance agreement,

limestone supply agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group ("NEG"), a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass Project.



PG&E Operating Services Company (the "Operator"), a wholly owned indirect subsidiary of NEG, Inc., operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the "O&M"). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the

O&M, the Operator can incur a liability not to exceed its management fee if the

Operator does not achieve certain targeted output performance levels.



Buzzard maintains a long-term supply agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone which, in September 1999, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement with Savage Industries, Inc.

for the transportation of fuel, ash and limestone which expires in 2005. The costs established under these agreements will escalate at partially fixed and partially indexed rates.

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

PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Facility achieved commercial operation on June 8, 1993.



Since October 1995, the Company had been involved in a legal proceeding with

PENELEC whereby, among other complaints, the Company alleged that PENELEC failed to pay the Lessor and Buzzard contract rates for power in excess of 80 MW produced by the Facility. On August 3, 1999, the Lessor and Buzzard (the

"Plaintiffs") jointly entered into a settlement agreement with PENELEC to terminate the ongoing litigation. The settlement agreement did not become effective until the date PENELEC obtained a final non-appealable Order of the

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

Date. On March 24, 2000, PENELEC remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,687,000 and $608,000, respectively. The

Company reported these revenues in its Consolidated Statement of Operations for

2000.



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

1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities with a variable rate term obligation which matures through 2004. Since the Lessor's debt restructuring,

Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation which are described in the following table:





                                         BALANCE AT      BALANCE AT                              MATURES

    DESCRIPTION OF THE OBLIGATION         12/31/00        12/31/99           INTEREST RATE       THROUGH

-----------------------------------------------------------------------------------------------------------


Lessor's term debt obligations:

   Variable rate tax-exempt bonds      $135,600,000     $135,600,000    Quoted Bond Rates          2012

   Swap rate term loan                   12,541,087       14,412,000    Swapped LIBOR + 1.250%     2005

   Variable rate term loan               10,061,427       10,061,427    LIBOR + 1.250%             2004



Buzzard's term debt obligation:

   Variable rate term loan                1,188,573        1,188,573    LIBOR + 1.250%             2004




The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates or variable rates which are based on the London Interbank

Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. The

Lessor's tax-exempt bonds incurred interest at floating rates ranging from 3.35%

to 6.15% and 2.8% to 4.2% during 2000 and 1999, respectively. Under the terms of the Lessor's loan agreements, the Company is subject to various customary financial and operating covenants. As of December 31, 2000 and 1999, NEG believes the Company was in compliance with all such covenants.



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

      1998. On July 1, 1998, the maximum allowable borrowings began reducing in

      $600,000 increments every six months through July 3, 2000, at which time the credit facility expired. As of December 31, 2000 and 1999, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $-0- and $600,000, respectively.



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

      $450,000 over a four-year period. The revised agreement provides that

      $50,000 was payable upon the completion of the work during the scheduled

      1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 2000 and

      1999, the Company has recorded on its balance sheet the next installment of $100,000 in its other current liabilities and the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $90,446 and $176,948, respectively, in its other borrowings. The Company is recognizing the balance of the remaining installments under the revised agreement, which amounted to $9,554 and $23,052 as of December 31, 2000 and 1999,

      respectively, as interest expense over the remaining term of the financing contract with GEC. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to $169,045. The

      Company also recognized interest expense of $13,498, $20,328 and $26,661 during 2000, 1999 and 1998, respectively, under the agreements with GEC.



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

NOx Credits. During 2000, the Company received an aggregate of 1,077 NOx Credits for the ozone seasons in 2000, 2001 and 2002, of which 546 NOx Credits were subject to existing sales commitments and sold for $1,161,888. During 1999, the

Company received 361 NOx Credits for the 1999 ozone season, of which 182 NOx

Credits were subject to existing sales commitments and sold for $629,720. The

Company also purchased 15 NOx Credits in 2000 for $5,550 and 36 NOx Credits in

1999 for $22,760 which were required to comply with the applicable regulations during those ozone seasons. The Company has included the net proceeds from sales of NOx Credits of $1,156,338 and $606,960 for 2000 and 1999, respectively, in other income on the accompanying financial statements. As of December 31, 2000,

the Company has 180 NOx Credits available for the 2001 and 2002 ozone seasons.



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

Proceedings, the Purchasers commenced a legal proceeding with the Company on May

3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 2000 and

1999, the Company had aggregate uncollected balances for principal, interest and the purchase price closing adjustment due from the Purchasers of $4,686,925 and

$4,393,175, respectively, which are not recognized on the Company's Consolidated

Balance Sheets. (the "Purchasers' Obligations"). The Company was entitled to interest income from the Purchasers of $293,750 during each of 2000, 1999 and

1998. However, in light of the Company's interest income reporting policy, the

Company did not recognize interest income from the Purchasers during these periods.



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

Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Recently, the Company has been in discussions with the Purchasers to settle the litigation. In the event of a settlement, the Company would report any financial recoveries as additional income in the year of receipt. See "Item 3. - Legal Proceedings" for further information about the litigation.



    Milesburg



On April 30, 1987, the Company purchased all of the outstanding capital stock of

Milesburg Energy, Inc. ("MEI"), which owned a 30 year power purchase agreement with West Penn Power Company ("West Penn") and development rights for a retired

43 Mw (net) coal-fired facility (collectively the "Milesburg Project"). MEI's efforts to develop the Milesburg Project were delayed by litigation with West

Penn and various industrial intervenors for approximately ten years. On August

26, 1997, the litigation was terminated when MEI and West Penn reached a Buy-Out

Agreement concerning the Milesburg Project. Pursuant to the Buy-Out Agreement,

West Penn purchased Milesburg's rights to the 30 year power purchase agreement for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West

Penn also assumed ownership of and responsibility for the Milesburg Project facility, which consisted of land along with a decommissioned coal-fired electric-generating facility erected thereon, for a stated consideration of $1.

On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn pursuant to the Buy-Out Agreement. After

MEI's payment of its remaining liabilities, the Company had available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend of 87 cents per common share payable out of the proceeds received from the sale of the Milesburg project assets. The dividend was payable on January 7, 1998 to stockholders of record on December 30, 1997.



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

The energy crisis of the 1970's led to the enactment of the Federal Public

Utility Regulatory Policies Act of 1978 ("PURPA"), which encouraged companies other than utilities to enter the electric energy business by reducing regulatory constraints. In addition, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities which meet the Federal Energy Regulatory Commission's ("FERC")

requirements for certification as qualifying facilities ("QFs"). See "Energy

Regulation" below. This obligation upon utilities to purchase the output from

QFs created a significant market for electricity produced by independent power producers, including the Company. In 1992, Congress enacted the Energy Policy

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

The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA. The implementation of federal and state policies which have increased the availability of transmission access for wholesale and retail transactions have created additional markets and competition for electric energy sales. As a result, the electric utility industry is moving away from a traditional rate regulated environment based on cost recovery to some combination of a competitive marketplace and modified regulation. Presently, the

Company is not involved in international energy markets and has no immediate plans to become involved in those markets.



COMPETITION



The Company, through its subsidiary, generates electricity using waste coal, an alternative energy source, all of which electricity is sold at rates established under a long-term power purchase agreement with PENELEC, a division of General

Public Utilities Company ("GPU"). This power purchase agreement has been approved by the Pennsylvania Public Utility Commission. Other than the risk that

PENELEC would assert a position and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement (see "Energy

Regulation"), the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement. However, since the

Company's contracted rates in the later years of the agreement are determined with reference to then existing market conditions, the rate at which such power is sold is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would negatively impact the Company's profitability and could affect its financial position.



Further, expansion of our business through acquisition and/or development of additional facilities would be affected by competition from various sources. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electric energy, equipment suppliers and other non-utility generators like the Company. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition.

For instance, as discussed under "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints and increasing access to markets.

More recently, as discussed under "Energy Regulation", there has been legislation in numerous states deregulating aspects of the electric business and encouraging a highly competitive rate environment. Furthermore, initiatives to repeal or modify existing regulations could further reduce regulatory restrictions placed on electricity producers and encourage them to create new sources of electric power. Any of these regulatory matters, among others, could increase competition.

The Company's present operations, as well as any possible future expansion in the industry, are also affected by requirements for compliance with various local, state and federal environmental laws and regulations. (See "Environmental

Regulation"). As such, the Company's operating costs are subject to increases resulting from expanded environmental regulations. Such increases could negatively impact profitability from current operations and could affect the

Company's competitive position in pursing further expansion through acquisition and/or development.



Presently, competition in this industry is substantially based on price, with competitors striving for lower cost alternatives for providing electricity. The cost of producing electricity is in large measure influenced by the capital costs of generating and transmitting facilities as well as the operating costs,

including fuel costs, of such facilities. As natural gas prices have risen and supplies have tightened during 2000, the overall cost advantage of that fuel source has diminished and consideration is again being given to other conventional and non-conventional fuel sources. In addition, electricity shortages in certain major markets, as well as a general increase in demand,

have tightened overall availability of generating capacity which may exert upward pressure on rates.



In previous years, the Company competed in the market to develop power generation facilities. The primary bases of competition in this market are price, the ability of the developer to generate high quality opportunities and to select and acquire environmentally permittable sites in favorable locations as well as to create attractive and efficient development plans which can be financed and cost effectively constructed. In most cases, competitive bidding for a development opportunity is required. In recent years, the Company believed there were limited opportunities for additional project development in the

United States for projects similar to those previously developed by the Company.

Since there were many companies with substantially greater resources than the

Company competing for these limited development opportunities, the Company believed it was not in a favorable competitive position. Therefore, the Company has not been actively pursuing development opportunities in recent years.

However, the Company now believes that current market conditions may be more favorable for smaller developers. As such, the Company is presently evaluating development opportunities and whether its re-emergence into this market could enhance shareholder value.



Presently, there is also significant merger and consolidation activity in the electric industry. During 2000, the Company engaged an investment consultant to consider sale or merger proposals that may present an opportunity to enhance shareholder value. To date, the Company has evaluated several preliminary proposals; however, none of these preliminary proposals has offered sufficient value to shareholders or likelihood of consummation to warrant further consideration. The Company continues to evaluate proposals from time to time and still believes this strategy could present an opportunity to maximize shareholder value in the future. Should the Company decide to expand its business activities, it would consider the possible acquisition of existing facilities as well as the development of new projects.



ENERGY REGULATION



The Company's facility is subject to certain regulation under federal and state laws and regulations, and is certified as a QF by the FERC. Pursuant to PURPA,

FERC has promulgated regulations which exempt certain QFs from the Federal Power

Act of 1935, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to be QFs under

PURPA, any facilities which the Company might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of QFs, PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.



The nature and impact of potential future changes of laws or regulations on the

Company's projects is unknown at this time. Presently, there are numerous pending legislative proposals which suggest a comprehensive restructuring of the electric utility industry. These proposals advocate, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and the repeal of both

PURPA and PUHCA. If PURPA is amended or repealed, the statutory requirement that electric utilities
purchase electricity from QFs at full avoided cost could be repealed or modified. While existing contracts are expected to be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under

PURPA, and should these changes result in amendments to the Company's current power purchase agreement which reduce the contracted rates, the Company's results of operations and financial position could be negatively impacted.



State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently,

through its power purchase agreement with PENELEC, the Scrubgrass Project is indirectly affected by state legislation in the Commonwealth of Pennsylvania.



On December 3, 1996, in response to changes in the electric industry, the

Commonwealth of Pennsylvania passed legislation known as the Electricity

Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act provides for the deregulation of the generation portion of electric business by permitting all

Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expired December 31, 2000. The Customer

Choice Act required that all electric utilities file restructuring plans with the PUC. PENELEC filed its proposed restructuring plan during 1997, which was subsequently litigated by numerous parties, and later settled by an agreement which was approved by the PUC on October 20, 1998. The settlement agreement set forth a comprehensive plan for restructuring PENELEC's service and for ensuring there would be competition for electric generation for all of PENELEC's customers beginning on January 1, 1999. Most pertinently, the restructuring plan, as approved by the PUC, provided for PENELEC to maintain a separate non-utility generator cost recovery mechanism for accounting purposes.

Therefore, the restructuring plan is designed, in pertinent part, to enable

PENELEC to recover all of its costs from non-utility generators such as the

Scrubgrass plant and should serve to decrease the pressure on PENELEC to renegotiate existing power contracts with non-utility generators.



On November 21, 2000, the shareholders of GPU and FirstEnergy Corp. approved a merger of these two companies. FirstEnergy and GPU have applied for approval of their merger to Federal Energy Regulatory Commission, New Jersey Board of Public

Utilities, Pennsylvania Public Utility Commission, Nuclear Regulatory

Commission, Federal Communications Commission, Securities and Exchange

Commission, and the Department of Justice under the Hart-Scott-Rodino Act. The

Company has been monitoring these merger activities to determine whether such activities would have an unfavorable impact on the Scrubgrass Project.



Presently, except as discussed above, neither the Customer Choice Act nor

PENELEC's restructuring plan directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. Nevertheless, the Company continues to monitor regulatory developments in order to evaluate any impact on the Scrubgrass Project and possible new business opportunities.



ENVIRONMENTAL REGULATION



The Company's projects are subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution. In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. The Company also has significant administrative responsibilities to monitor its compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the compliance issues are resolved. The Company is responsible for ensuring the compliance of its facilities with all the applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The Company believes the Scrubgrass Project, its only operating project, is currently in compliance with all material applicable environmental regulations. The Scrubgrass Project most notably has been affected by the following environmental regulations:



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

      Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides (NOx) and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions. In recent years,

      the Pennsylvania Department of Environmental Protection (PaDEP)

      established regulations that required companies with stationary sources of

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

      Scrubgrass facility. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the electric generation process, is removed from the Scrubgrass facility and returned to the original waste site which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, the Company's ash disposal costs may significantly increase which could have material adverse affect on the Company's results of operations and financial position.



EMPLOYEES



As of December 31, 2000, and at the time of making this filing, the Company had four employees consisting of three full-time executive officers and one full-time office administrator. The loss of any of its executive officers could have a material adverse effect on the Company. None of the Company's employees is represented by a collective bargaining agreement. The Company considers relations with its employees to be good.

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



Since February 1996, the Company has been a tenant pursuant to a lease at its corporate headquarters in Portsmouth, New Hampshire. The lease, which was renewed in January 1999 for three additional years, currently requires monthly payments of $1,560.



ITEM 3.  LEGAL PROCEEDINGS



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

(collectively hereafter "the Company") in Seventh District Court for Carbon

County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract,

intentional tort, interference and misrepresentation. Through the restated

counterclaim, the Company seeks remedies which include: (1) compensatory,

consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the Plaintiffs to continue making payments under the promissory notes during the pendency of this action and until the promissory notes are paid in full and which enjoin the

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



As discussed in previous filings, the Company has been vigorously defending against the third amended complaint and vigorously pursuing the causes of action in the restated counterclaim for the last several years. In December 2000, the

Company and the Plaintiffs (collectively the "Parties") held a non-binding mediation and settlement conference to determine whether they could resolve their differences and settle this litigation. During this settlement conference,

the Parties deliberated their differences and ultimately reached a verbal settlement proposal. Since the settlement conference, the Parties have been negotiating a written binding settlement agreement to end the litigation. In

March 2001, the Parties prepared a written settlement agreement which, by its terms, must be executed by the Parties no later than April 16, 2001. At the time of this filing, the Parties have yet to execute the settlement agreement.





ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS



         None

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

         SHAREHOLDER MATTERS



STOCK MARKET TRADING:



On March 15, 1999, the Company's Common Stock began trading on the NASD OTC

Bulletin Board ("OTC-BB") under the symbol POWR. Prior to that date, the

Company's Common Stock traded on the Nasdaq Stock Market ("Nasdaq") under the symbol POWR. The Company had been designated as a SmallCap issuer on Nasdaq. As of March 22, 2001 there were approximately 231 record holders and approximately

955 beneficial holders of the Company's Common Stock.



The following table shows the quarterly high and low sales prices during 1999 and 2000 as reported to the Company by the OTC-BB or Nasdaq:



          YEAR               PERIOD                          HIGH          LOW



          1999          First Quarter                        15/16         5/8

                        Second Quarter                       25/32         7/16

                        Third Quarter                        25/32        19/32

                        Fourth Quarter                       27/32         7/16



          2000          First Quarter                        15/16         7/16

                        Second Quarter                        7/8          1/2

                        Third Quarter                        29/32         9/16

                        Fourth Quarter                       26/32         7/16



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



DIVIDENDS:



The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends in each quarter during 1998,

1999 and 2000 as follows:

                                                                  DIVIDENDS

                                                    DIVIDENDS     DECLARED

            YEAR            PERIOD                  DECLARED      PER SHARE

            ----           --------                ----------     ----------



            1998        First Quarter              $  342,203     $     .030

                        Second Quarter                342,204           .030

                        Third Quarter                 171,102           .015

                        Fourth Quarter                171,102           .015

                                                   ----------     ----------

                                                   $1,026,611     $     .090

                                                   ==========     ==========



            1999        First Quarter              $  171,102     $     .015

                        Second Quarter                171,102           .015

                        Third Quarter                 171,102           .015

                        Fourth Quarter                171,102           .015

                                                   ----------     ----------

                                                   $  684,408     $     .060

                                                   ==========     ==========



            2000        First Quarter              $  171,102     $     .015

                        Second Quarter                171,102           .015

                        Third Quarter                 171,102           .015

                        Fourth Quarter                171,102           .015

                                                   ----------     ----------

                                                   $  684,408     $     .060

                                                   ==========     ==========



During the third quarter of 1998, the Company reduced its dividend to 1.5 cents per share to preserve its cash resources to address certain changes in its financial position and cash requirements. This reduction in the quarterly dividend amount reflects the Company's existing policy of seeking to distribute the maximum funds available each quarter to shareholders. The maximum funds available for distribution is determined by the Board each quarter and represents the amount the Company does not expect it will need for ongoing operations and any planned projects assuming expected operating results are achieved. In addition, the Board considers the level of reserves and determines what is reasonable as a buffer against surprises, variations from expectations and reasonable contingencies in the upcoming periods. Behind all of these considerations is the philosophy that the Company should not be holding reserves that it does not expect are reasonably needed for continuing operations, planned projects and contingencies. The downside of this approach is the risk that dividends need to be reduced when cash flows are reduced and/or projected expenses and contingencies are increased. Historically, the Company has not operated using a philosophy of holding reserves for future dividends since such a philosophy would represent the Company's investment of its shareholders' money in non-generating assets which would be distributed later if the Company was not generating sufficient cash at that time to continue the dividend. The Company believes that shareholders would expect the Company to focus its management and resources on activities within the electric generating industry.



As discussed in "Item 1. Business - Competition", the Company is simultaneously evaluating several options for the future of its business to enhance shareholder value. These options include a possible sale of EPC or its assets, merger with another entity, or re-emergence into the development market. As one or more of these options become more apparent, the Board is likely to give additional consideration to them in its determination of dividends. The Board may decide to preserve the Company's available cash resources to pursue one or more of these alternatives or, in the case of a possible sale, delay distributions to obtain a more favorable capital gain treatment at the time of the sale. The Board's decision to preserve the Company's cash resources could reduce or eliminate future dividends.



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

2000, although the Company's consolidated capital position reflected a deficit of $3,969,586, EPC maintained a surplus on an unconsolidated basis. As discussed under the caption "Item 1. Business - Scrubgrass", after satisfying certain reserves required by Scrubgrass Project agreements, Buzzard retains 50 percent of the net cash flows from the operations of the Scrubgrass Project and is not required to reinvest such proceeds to finance operating losses of the project.

Buzzard has realized cumulative cash distributions of $10,641,561 through

December 31, 2000 from the Scrubgrass Project which have all been distributed as dividends to EPC. Furthermore, as discussed under the caption "Item 1. Business

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

ITEM 6.  SELECTED FINANCIAL DATA



The following selected financial data for the five years ended December 31, 2000 is derived from the audited Consolidated Financial Statements of the Company.

The data should be read in conjunction with the Consolidated Financial

Statements and other financial information included elsewhere herein.





                                                                       YEAR ENDED DECEMBER 31

                                                     -------------------------------------------------------

                                                       2000        1999        1998        1997        1996

                                                     --------    --------    --------    --------    --------


Results of Operations Data:



Power generation revenues                            $ 54,303    $ 48,268    $ 45,721    $ 43,763    $ 47,854

                                                     --------    --------    --------    --------    --------



Costs and expenses:

     Operating expenses                                22,291      21,931      19,215      17,756      18,190

     Lease expenses                                    26,416      23,111      22,971      24,488      24,793

     General and administrative expenses                3,603       2,455       2,197       1,995       3,062

     Reversal of provision for nonrecovery of

           project development costs                       --          --          --        (940)         --

     Depreciation and amortization                        415         363         285         258         205

                                                     --------    --------    --------    --------    --------

                                                       52,725      47,860      44,668      43,557      46,250

                                                     --------    --------    --------    --------    --------



Operating income                                        1,578         408       1,053         206       1,604



Other income (expense):

     Other income                                          --          --           8         622         484

     Interest income                                      737         111         156         581         499

     Interest expense                                    (320)       (375)       (461)       (424)       (336)

     Sale of NOx emission credits                       1,156         607          --          --          --

     Amortization of deferred gain                        308         308         308         308         308

     Warranty income                                       --          --          --          --         900

     Write-off of receivables in litigation                --          --      (3,508)         --          --

     Gain on sale of project                               --          --          --       7,424          --

                                                     --------    --------    --------    --------    --------

                                                        1,881         651      (3,497)      8,511       1,855

                                                     --------    --------    --------    --------    --------



Income (loss) before income taxes                       3,459       1,059      (2,444)      8,717       3,459



Income tax (expense) benefit                           (1,632)       (470)        795      (4,103)     (1,894)

                                                     --------    --------    --------    --------    --------



Income (loss) before cumulative effect of a

    change in accounting principle                      1,827         589      (1,649)      4,614       1,565



Cumulative effect of a change in accounting

     principle (2)                                         --       1,189          --          --          --

                                                     --------    --------    --------    --------    --------



Net income (loss)                                    $  1,827    $  1,778    $ (1,649)   $  4,614    $  1,565

                                                     ========    ========    ========    ========    ========



Basic and diluted earnings (loss) per common share   $   0.16    $   0.16    $  (0.14)   $   0.41    $   0.14



Dividends paid or payable per common share           $   0.06    $   0.06    $   0.09    $   0.99    $   0.14



Weighted average number of shares outstanding          11,407      11,407      11,424      11,260      11,286



Balance Sheet Data:



Total assets                                         $ 69,284    $ 58,782    $ 55,163    $ 61,362    $ 52,503

Working capital                                        (1,176)     (2,662)     (1,190)        536       1,406

Long-term obligations (2)                              58,304      51,546      46,511      40,032      35,331

Deferred gain (1)                                       4,780       5,089       5,397       5,706       6,014

Shareholders' (deficit) equity                         (3,970)     (5,471)     (6,559)     (3,878)      2,680




------------------

(1)   See Note B of the Consolidated Financial Statements.

(2)   See Note O of the Consolidated Financial Statements and the Consolidated

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

2000, 1999 and 1998 and should be read in conjunction with the Consolidated

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

Factors That May Affect Future Results".



RESULTS OF OPERATIONS



    Year ended December 31, 2000 ("2000") compared with the year ended December

    31, 1999 ("1999")



Net income amounted to $1,826,808 (16 cents per share) for 2000 as compared to net income of $1,777,562 (16 cents per share) for 1999. The improvements in the net results during 2000 are primarily attributable to increases in power generation revenues, interest income and income from sales of NOx emission credits. Such increases were offset in part by increases in operating expenses,

lease expenses, general and administrative expenses, depreciation and amortization, and related changes in the income tax expense. The reasons for the changes in the Company's net results are discussed in more detail in the following paragraphs.



Power generation revenues for 2000 amounted to $54,303,222 as compared to

$48,268,311 for 1999 and all pertained to the Scrubgrass Project. The increase in power generation revenues during 2000 is primarily attributable to additional revenues of approximately $3,687,000 from the settlement agreement with PENELEC,

improvements in the capacity rate for the Scrubgrass facility, a 5% increase in certain rates billed to the utility under the terms of the PSA, and an increase in the rates charged for power generation in excess of 80mw pursuant to the terms of the settlement agreement with PENELEC. These increases were offset in part by a decrease in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the power purchase agreement which amounted to $7,036,012 and $7,765,631 for the years ended December 31,

2000 and 1999, respectively. The Scrubgrass Project operated at 90.2% of its capacity for the year ended December 31, 2000 as compared to 89.5% for the year ended December 31, 1999. The improvements in the capacity rate occurred primarily for the following reasons. First, the Scrubgrass project had planned maintenance outages during the second quarters in both 2000 and 1999 and a shorter
planned maintenance outage in November 2000. During the 2000 and 1999 planned maintenance outages, the Scrubgrass plant was inoperative for approximately 19 days and 20 days, respectively, to perform scheduled maintenance procedures.

Second, the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions and utility curtailments which necessitated that the

Scrubgrass plant be inoperative for an aggregate of approximately 16 days and 19 days outside of the scheduled outage timeframes during the years ended December

31, 2000 and 1999, respectively.



Operating expenses for 2000 amounted to $22,291,069 as compared to $21,931,318 for 1999 and all pertained to the Scrubgrass Project. The increase in operating expenses for 2000 is primarily attributable to the following reasons. First, the

Company incurred higher fuel costs primarily from cost escalations in certain fuel supply agreements, improvements in the capacity rate, and increases in diesel fuel costs. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs, operator fees and operator bonuses to the Company. These increases were offset in part by lower maintenance expenses and the absence of expenses related to Year 2000 compliance during

2000. Maintenance expenses decreased during 2000 primarily because of differences in the scope of procedures performed during the 1999 and 2000 annual maintenance outages and fewer unplanned maintenance shutdowns.



Lease expenses for 2000 amounted to $26,415,897 as compared to $23,110,677 for

1999 and all pertained to the Scrubgrass Project. The increase in lease expenses during 2000 is primarily attributable to the following reasons. First, the

Lessor's loan costs, which are passed along to the Company as a lease expense,

increased due to higher average interest rates on the tax exempt bonds and term loans and loan origination costs from the replacement letter of credit. Second,

the Company incurred scheduled increases in base equity rents. Third, due to increases in available cash flows from the Scrubgrass Project, which included revenues and interest income from the settlement agreement with PENELEC and income from sales of NOx emission credits, the Company incurred an increase in additional rent paid to the Lessor, which amounts to 50 percent of the net available cash flows from the Scrubgrass Project. The Company's overall increase in lease expenses during 2000 was offset in part by decreases in the following two items. First, the Lessor's junior debt obligations were fully satisfied during 1999. As such, the Company's lease expense did not include principal and interest on these obligations in 2000. Second, the Company had a decrease in lease expense recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $7,036,012 and $7,765,631 for the years ended December 31, 2000 and 1999, respectively.



General and administrative expenses for 2000 amounted to $3,602,960 as compared to $2,455,095 for 1999. The increase in general and administrative expenses during 2000 is primarily attributable to the following reasons. First, pursuant to the terms of the MSA, the Manager passed along increases in its labor and related costs to the Company. The Manager's expenses were higher during 2000 largely due to increased costs related to refinancing matters, salary raises and the potential sale of the Scrubgrass Project. Second, professional fees increased during 2000 because the Company engaged several consultants to consider various sale and restructuring alternatives. Third, the Company paid bonuses aggregating $710,000 to its executive officers during 2000 which will be discussed further in "Item 11. - Executive Compensation". Fourth, the Scrubgrass

Project had increases in its insurance premiums during 2000. The aforementioned increases were offset in part by a decrease in legal fees during 2000.



Depreciation and amortization amounted to $415,230 and $363,234 in 2000 and

1999, respectively. Depreciation and amortization increased in 2000 primarily because the Company's 1999 capital expenditures, which were substantially made during the third quarter, were depreciated for the entire year in 2000.



Interest income amounted to $736,867 and $110,975 for 2000 and 1999,

respectively. The 2000 increase is primary attributable to approximately

$608,000 of interest income from the settlement agreement with PENELEC and higher average interest rates on short-term investments.



Interest expense amounted to $320,641 and $375,176 for 2000 and 1999,

respectively. The decrease in interest expense is primarily attributable to reductions in the outstanding borrowings under the Scrubgrass Project term credit facility which reduced in $600,000 increments every six months through

July 2000. This decrease was offset in part by increases in average interest rates on borrowings.

Sale of NOx emission credits amounted to $1,156,338 and $606,960 during the years ended December 31, 2000 and 1999, respectively. Sales of NOx emission credits are discussed further under "Item 1. Business--Scrubgrass".



Income tax expense was $1,632,233 in 2000 as compared to $470,552 in 1999. The increase in income tax expense for 2000 is largely due to an increase in earnings before income taxes and an increase in the effective tax rate which amounted to 47.2% and 44.4% in 2000 and 1999, respectively. During 2000, the

Company had significant earnings from the Scrubgrass Project which are taxed in

Pennsylvania and have the highest effective tax rate. Due to the high concentration of taxable earnings in Pennsylvania, the Company had a material increase in its effective tax rate for 2000.



Cumulative effect of a change in accounting principle amounted to $1,188,989 for

1999 and pertained to the Company's change in its method of accounting for major equipment overhauls. The cumulative effect of a change in accounting principle did not affect 2000 operating results and is discussed below in the comparison of 1999 and 1998 results.



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

1998 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 20 days and 14 days, respectively, to perform scheduled maintenance procedures. In addition, the Scrubgrass Project incurred unscheduled shutdowns and power generation reductions to respond to equipment malfunctions or utility curtailments which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 19 days and 26 days outside of the scheduled outage timeframes during 1999 and 1998, respectively.



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

Note O to the accompanying Consolidated Financial Statements for a further discussion of the change in accounting method.



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



Sale of NOx emission credits amounted to $606,960 in 1999. The sale of NOx emission credits is discussed further under "Item 1. Business--Scrubgrass".



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



      2001 Outlook



The Company offers the following prospective information concerning its results of operations for 2001 which are being compared to the historical results of operations for 2000:



      Power generation revenues - Power generation revenues are expected to decrease in 2001 primarily due to the absence of revenues from the PENELEC settlement. This decrease would be offset in part by a 5% increase in certain contracted rates under the Scrubgrass power purchase agreement.



      Operating expenses - Operating expenses are expected to increase in 2001 from a 4% average escalation in rates for fuel supply agreements, a 5%

      escalation in rates for Operator fees, changes in the scope of planned maintenance procedures, and anticipated increases in the Operator's labor and related costs. These increases are expected to be offset in part by improvements in diesel fuel prices and fuel quality.



      Lease expenses - Lease expenses are expected to decrease in 2001 for the following reasons. First, the Company expects that lower interest rates on the Lessor's tax-exempt bonds and term loans will decrease the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to have scheduled decreases in base equity rents during 2001. Third, due to projected decreases in cash from Scrubgrass Project operations, which included significant non-recurring revenues and interest income during 2000, the

      Company expects its additional rent paid to the Lessor, which amounts to

      50 percent of the net cash flows from the Scrubgrass Project, would decrease in 2001. These decreases are expected to be offset in part by increases in the Lessor's letter of credit fees and term loan payments which would be passed through to the Company in its facility lease expenses.



      General and administrative expenses - General and administrative expenses are expected to decrease during 2001 for the following reasons. First, the

      Company paid significant bonuses to its executive officers during 2000 which are expected to occur to a lesser extent during 2001. Second, the

      Company incurred significant professional fees, travel expenses and

      Scrubgrass Project management expenses during 2000 to address certain non-recurring business matters. The Company presently expects these matters would require less attention during 2001. Third, the Company expects to settle its Sunnyside Project litigation during 2001 and realize a reduction in legal fees. The Company's legal fees, professional fees and

      Scrubgrass Project management costs are subject to considerable variation each year due to the demands of legal proceedings, contractual matters and new business developments. As such, the Company cannot predict the full extent of changes to general and administrative expenses.



      Other income - Other income is expected to materially decrease in 2001 primarily due to the absence of interest income from the PENELEC settlement and the absence of income from sales of NOx Credits.

      Income tax expense - Income tax expense is expected to significantly decrease in light of anticipated decreases in income before income taxes.

      The Company expects its effective income tax rates for 2001 would be comparable to the actual rates experienced in 2000.



      Litigation recoveries -The Company is seeking financial recoveries from the Purchasers of SCA in a legal proceeding. Recently, the Company and the

      Purchasers prepared a written settlement agreement for the legal proceeding which is awaiting final approval and execution by all the parties. If approved and executed, the Company would report any future recoveries from the legal proceeding as additional income in its

      Consolidated Statement of Operations. See "Item 1. Business - Sunnyside"

      and "Item 3. Legal Proceedings".



LIQUIDITY AND CAPITAL RESOURCES



    Operating Activities



The Company had cash provided by operating activities of $469,770, $2,752,441 and $635,735 in 2000, 1999 and 1998, respectively. During all of these periods,

the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings. During 2000 and

1999, cash provided by operating activities was significantly effected by unusual timing differences in collecting the receivable from utility and paying accounts payable and accrued expenses. These timing differences are discussed below under the sections "Receivable from Utility" and "Accounts Payable and

Accrued Expenses".



The Company reported net earnings of $1,826,808 during 2000 which contributed significantly to the cash provided by operating activities. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 2000 net income to its net cash provided by operating activities:



      Depreciation and amortization - During 2000, the Company recognized depreciation and amortization for its lease rights of $149,004, deferred financing costs of $42,354, machinery and equipment modifications of

      $214,365 and equipment and furniture of $9,507.



      Deferred income tax asset - The Company's deferred income tax asset amounted to $755,193 at December 31, 2000 as compared to $876,305 at

      December 31, 1999. The deferred tax asset decreased in 2000 primarily from the tax effects of the following two items. First, the Company previously reported a net gain on the original sale of the Scrubgrass Project for tax reporting purposes which is being amortized into earnings for financial reporting purposes over the life of the lease. Second, the Company is entitled to make tax-deductible contributions to its pension plan for 2000 which will be deducted for financial reporting purposes in future years.



      Deferred gain, net - The Company's deferred gain, net amounted to

      $4,780,365 as of December 31, 2000 as compared to $5,088,776 as of

      December 31, 1999. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.



The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 2000:



      Receivable from utility - The Company's receivable from utility amounted to $7,336,408 as of December 31, 2000 as compared to $3,703,922 as of

      December 31, 1999. The Scrubgrass Project collects its receivable from utility on a monthly basis 23 business days after the month of power generation. Typically, the Company's balance sheet at the end of each period reflects two months of outstanding receivables from the utility.

      However, because December had 23 business days in 1999, the Company collected its revenues for power generation in November 1999 on December

      30, 1999. As such, the Company's receivable from utility as of December

      31, 2000, which included power generation revenues for November and

      December 2000, was higher by comparison to the balance as December 31,

      1999, which only included power generation revenues for December 1999. The receivable from utility balance as of December 31, 2000 also increased by comparison to December 31, 1999 because of the increases in 2000 revenues discussed above under "Results of Operations".

      Other current assets - The Company's other current assets amounted to

      $760,980 as of December 31, 2000 as compared to $645,852 as of December

      31, 1999. The increase in 2000 is largely attributable to increases in fuel inventory and prepaid insurance. These increases were offset in part by the collection of an insurance refund which was receivable as of

      December 31, 1999.



      Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $6,952,054 as of December 31, 2000 as compared to $4,751,906 as of December 31, 1999. The increase in 2000 is primarily attributable to the following reasons. First, due to the requirements of certain operating agreements, the Scrubgrass Project must pay certain accounts payable and accrued expenses on the same day it collects the receivable from utility. As such, the Company's accounts payable and accrued expenses had a comparable increase to the increase in receivable from utility (see "Receivable from utility" above). Second, the

      Company had an increase in corporate taxes payable which amounted to

      $743,208 and $539,780 as of December 31, 2000 and 1999, respectively. The increase in corporate taxes payable was mostly attributable to the related increase in income tax expense. However, due to the availability of safe harbor provisions, the Company was able to defer most of its 1999 corporate tax payments to 2000 without penalty. Because similar safe harbor provisions were not available in 2000, cash provided by operating activities for 2000 was disproportionately affected by corporate tax payments for both years. Third, as discussed under "Results of

      Operations", the Company incurred increases in numerous expenses during

      2000 which led to corresponding increases in accounts payable and accrued expenses. These increases in accounts payable and accrued expenses were offset in part by a decrease in accrued bond interest which amounted to

      $517,196 and $1,096,460 as of December 31, 2000 and 1999, respectively.

      Due to the replacement of the letter of credit, the tax-exempt bonds were all redeemed and reissued in November 2000. As such, the outstanding interest payable to bondholders was reduced as of December 31, 2000.



      Long-term debt to supplier - The Company financed the 1997 rewind of the

      Scrubgrass generator with an installment note from the generator manufacturer which had outstanding balances of $190,446 and $276,948 as of

      December 31, 2000 and December 31, 1999, respectively. The decrease in

      2000 is due to a scheduled installment payment made during the second quarter of 2000. The Company's next installment of $100,000 is due in May

      2001 and is included in other current liabilities on the accompanying balance sheet as of December 31, 2000.



    Investing Activities



The Company used $291,009, $284,623 and $277,331 in investing activities during

2000, 1999 and 1998, respectively. The Company's investing activities are concentrated primarily in the following areas:



      Notes receivable - The Company presently has notes receivable related to the 1994 sale of the Sunnyside Project and had notes receivable related to fees earned in 1995 for the Scrubgrass Project. The Company collected

      $46,062 and $39,128 from notes receivable related to the Scrubgrass

      Project in 1999 and 1998, respectively. The notes receivable related to the Sunnyside Project are the subject of a legal proceeding. See "Item 1.

      Business - Sunnyside" and "Item 3. Legal Proceedings" for further information about the Sunnyside Project and this litigation.



      Restricted cash - The Company is contractually required to make scheduled deposits to a restricted maintenance fund for the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is allowed to use restricted cash for major equipment overhauls subject to certain restrictions. During 2000,

      1999 and 1998, the Company made scheduled deposits to the restricted major maintenance fund of $678,524, $739,128 and $682,275, respectively. During

      2000, 1999 and 1998, the Company's payments for major equipment overhauls amounted to $418,670, $1,271,141 and $384,057, respectively. The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers.

      Property, plant and equipment - The Company invested $3,023, $829,117 and

      $5,196 in property, plant and equipment expenditures during 2000, 1999 and

      1998, respectively. During 1999, the Company made machinery and equipment modifications of $811,568 to improve the air quality emission systems at the Scrubgrass facility. The balance of capital expenditures in each period were purchases of office equipment for the Company's corporate headquarters.



    Financing Activities



The Company used $177,283, $2,524,046 and $12,088,261 in financing activities during the years ended December 31, 2000, 1999 and 1998, respectively. The

Company's financing activities are concentrated primarily in the following areas:



      Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends on its common stock of $684,408 (6 cents per share), $684,408 (6 cents per share), and $1,026,611 (9 cents per share) during 2000, 1999 and 1998,

      respectively. The Company also paid dividends of $5,000 per year to its subsidiary's preferred stockholder during 2000, 1999 and 1998. Due to the timing of declaring and paying dividends on its common stock, the Company declared dividends of $171,102, $171,102, and $10,266,105 during 2000,

      1999, and 1997, respectively, which were paid in the following years. As such, the Company paid dividends of $689,408, $518,306 and $11,297,716 during 2000, 1999 and 1998, respectively.



      Working Capital Loan - The Company may borrow from the Lessor up to $4 million under a Lessee Working Capital Loan Agreement for the ongoing working capital requirements of the Scrubgrass Project. The Company had outstanding borrowings under the Lessee Working Capital Loan Agreement of

      $2,742,961 and $1,994,619 as of December 31, 2000 and 1999, respectively.

      As discussed under "Receivable from utility" above, the Company collected additional revenues from PENELEC during 1999 by comparison to 2000. As a result, the outstanding borrowings under the Lessee Working Capital Loan

      Agreement were unusually low as of December 31, 1999. On January 4, 2001,

      the Company collected its power generation revenues from November 2000 and reduced the outstanding borrowings under the Lessee Working Capital Loan

      Agreement to $2,031,283, which balance is more comparable to the balance as of December 31, 1999.



      Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. On July 1, 1998, the maximum allowable borrowings under this credit facility began reducing in $600,000 increments every six months through July 3, 2000 when the credit facility expired. The Company made payments of $600,000, $1,550,000 and $850,000 for this obligation during 2000, 1999 and 1998, respectively.



      Notes payable - In addition to the term credit facility described previously, the Company has other long-term obligations related to its

      Sunnyside Project and Scrubgrass Project in the amounts of $1,040,116 and

      $1,188,573, respectively as of December 31, 2000. The Sunnyside Project long-term obligations are payable based on a schedule which relates directly to the amount of proceeds received from the collection of the outstanding notes receivable from the sale of the Company's interest in the Sunnyside Project, which are the subject of a litigation described in

      "Item 3. Legal Proceedings". The Scrubgrass Project obligation has scheduled annual maturities which began in 1998 and continue through 2004.

      The Company made its scheduled payments for the Scrubgrass Project obligation of $60,695 and $18,543 during 1999 and 1998, respectively.

      There was no scheduled payment for the Scrubgrass Project obligation due in 2000.



      Notes receivable- The Company has outstanding notes receivable from its officers and directors for shares purchased in connection with certain stock option plans which amounted to $445,948 and $809,731 as of December

      31, 2000 and 1999, respectively. The Company collected $363,783 from its officers and directors on these notes during 2000.

    Cash Flow Outlook



During 2001, the Company expects the principal sources of cash to fund its business activities will be from available cash balances, investment earnings and cash which may become available from the Scrubgrass Project. As discussed in

"Item 1. Business - Scrubgrass", the Company is not able to receive distributions from the Scrubgrass Project until all operating expenses, base lease payments, certain restricted cash deposits and other subordinated payments of the Scrubgrass Project are satisfied. Nevertheless, the Scrubgrass Project's cash flows in 2001 are expected to be sufficient to satisfy all of these restrictions and provide the Company with continuing distributions for the foreseeable future. According to certain agreements, the Scrubgrass Project is scheduled to make payments in 2001 of $302,826 for debt and $808,936 for deposits to restricted cash.



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

1999 requirements without any modifications to the Facility. However, the

Company made capital improvements of $811,568 during 1999 to the Facility, which are expected to enable the Facility to meet the stricter standards in 2003. By making improvements to the Facility before 2003, the Company anticipated that it would not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Consequently, the Company sold its anticipated excess NOx Credits and used the proceeds to finance the capital improvements and generate additional working capital. The Company expects to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility.



Recently, NEG has been in long-term refinancing discussions with the lending agent for the Scrubgrass Project. Through these discussions, NEG has addressed the following financing requirements for the Scrubgrass Project:



1)  the Lessor's tax-exempt bond letter of credit expired in December 2000 and needed to be replaced or extended.



2)  Buzzard is required to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days during 2001 and 2002.



3)  Buzzard's Lessee Working Capital Loan commitment expires in December 2002.



4)  PENELEC's contracted payment terms will be extended by 20 days beginning in

    July 2003, which is expected to create the need for additional working capital.



In November 2000, NEG replaced the expiring letter of credit with a new letter of credit expiring on December 31, 2006. Under the terms of the replacement letter of credit, the Lessor paid an origination fee of $105,000 in 2000 and agreed to pay additional fees of approximately $417,000 per year beginning in

2001. Buzzard is required to reimburse the Lessor for these fees under the terms of the Scrubgrass Project lease.



NEG continues to address the remaining three financing matters with the lending agent of the Scrubgrass Project. Recently, NEG reached a provisional agreement with the lending agent which is expected to address all of the remaining financing matters. Under the terms of this provisional agreement, the available working capital facility would be increased from $4 million to $10 million through 2005 with annual paydown requirements of $2.5 million in 2001 and 2002,

and $8 million in 2003 through 2005. After 2005, the available working capital facility and annual paydown requirements would reduce incrementally until the expiration of the proposed working capital facility in 2008. Due to its credit constraints, the lending agent is expected to transfer a portion of its existing

Scrubgrass Project loan commitments to another financial institution in order to provide the proposed working capital facility. At this time, the Company has no reason to believe that the provisional agreement would not eventually be finalized. However, present uncertainties in the energy market could cause delays in locating a suitable financial institution for the lending agent's transferable loan commitments (See "Certain Factors That May Affect Future

Results - Third Party Project Management"). Should there be delays in finalizing the working capital facility, the Company's distributions from the Scrubgrass

Project may be delayed or reduced. As time passes, there can also be no assurance that the terms of the provisional agreement would not be amended to reflect changes in market conditions.

As discussed further in "Item 1. Business - Sunnyside" and "Item 3. Legal

Proceedings, the Company is seeking financial recoveries from the Purchasers of

SCA in a legal proceeding. Recently, the Company and the Purchasers prepared a written settlement agreement for the legal proceeding which is awaiting final approval and execution by all the parties. At this time, the Company expects the settlement agreement would be approved and that the Company would receive a financial recovery during 2001.



The Company's corporate structure is very complicated and involves multiple entities resulting in several layers of tax for the Company and its shareholders. Prior to 1998, the Company was not adversely affected by this corporate structure because of the existence of significant net operating loss carryforwards. However, since utilizing its remaining net operating loss carryforwards in 1997, the Company's cash position has been materially affected by ongoing corporate tax payments. Furthermore, due to timing differences between earnings recognition and cash flow availability at the Scrubgrass

Project, the Company may be taxed on earnings prior to the receipt of distributions from the Scrubgrass Project. As a result, the Company faces considerable challenges to predict its available cash resources at any point in time. To date, the Company has considered numerous tax and restructuring proposals to reduce the extent of its corporate taxation. The Company has also implemented some of these proposals and realized some modest reductions in it overall tax burden. However, due to various limitations, such as restrictive covenants in project financing arrangements, the Company has not been able to pursue any of the larger tax savings proposals considered to date. While the

Company remains diligent in its pursuit of tax saving strategies, the Company's cash flows are expected to be affected by substantial corporate tax payments for the foreseeable future.



The Company believes that the Scrubgrass Project would continue to achieve earnings and cash flows from its operations on an annual basis for the foreseeable future. The PSA has contracted rate escalations which, assuming the

Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues each year over a long-term period. Furthermore, as discussed above, the Company could receive a financial recovery from the

Sunnyside litigation which would also enhance its cash position in 2001.

Notwithstanding, the Company will continue to be affected by its obligations for corporate taxes, restricted cash deposits and working capital. Nevertheless, the

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



Dependence Upon Key Employees



The success of the Company is largely dependent upon a staff of three full-time executive officers and a full-time office administrator. The loss of any of the

Company's executive officers could adversely effect the Company's operations.

    Third Party Project Management



The Company has a management services agreement with NEG to manage the

Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E

Operating Services to operate the facility. Under the terms of these agreements,

there are provisions which limit the Company's participation in the management and operation of the Scrubgrass Project, and provisions which provide for recourse against NEG and the Operator for unsatisfactory performance. However,

the Company does not exercise control over the operation or management of the

Scrubgrass Project. As such, decisions may be made affecting the Scrubgrass

Project, notwithstanding the Company's opposition, which may have an adverse effect on the Company.



As discussed in "Item 1: Business-Scrubgrass", NEG, PG&E Operating Services, and

certain partners of the Lessor are indirectly owned, through subsidiaries, by

PG&E Corporation. As a result of an energy crisis in California, PG&E

Corporation has been experiencing financial difficulties which are primarily related to the regulated business activities of its subsidiary, Pacific Gas and

Electric Company. The Manager has advised the Company that NEG, PG&E Operating

Services, and the partners of the Lessor are separate businesses which are legally protected from the creditors of PG&E Corporation. Furthermore, the

Scrubgrass Project is financed with secured debt obligations which are also legally protected from the creditors of PG&E Corporation. As such, the Company does not expect that it should be directly impacted by the financial difficulties of PG&E Corporation. Notwithstanding the foregoing, the Company cannot predict whether the uncertainty related to these recent events would affect the perceived creditworthiness of the Scrubgrass Project.



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

Company's interest in the Sunnyside Project. Recently, the Company and the

Purchasers prepared a written settlement agreement for the legal proceeding which is awaiting final approval and execution by all the parties. At this time,

the Company expects the settlement agreement would be approved and that the

Company would receive a financial recovery during 2001. However, until the settlement agreement is finalized, there can be no assurance that the litigation would not continue in the future. Should the litigation continue, an unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the Company's results of operations and financial position.



    Development Uncertainties



The Company is presently evaluating development opportunities and whether its re-emergence into the development market could enhance shareholder value. Should the Company re-enter the development market, there can be no assurance that the

Company would be able to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses,

environmental and other permits, local government approvals or financing commitments required for the successful completion of development projects. The

Company's failure to accomplish any of these steps could materially increase the cost or prevent the successful completion of development projects, or cause the

Company to abandon a development project and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

    Financial Results



To date the Company has incurred substantial losses, primarily due to its development activities, which have resulted in an accumulated deficit of

$3,192,721 as of December 31, 2000. While the Company was profitable from operating activities for the last three years, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors,

including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.



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



    Circulating Fluidized Bed Technology



The Company's Scrubgrass Project employs circulating fluidized bed technology to produce electricity. Certain aspects of this technology, as well as the conversion of waste products into electricity, are relatively new areas being explored by the alternative energy market in the last 20 years. Accordingly,

this technology carries greater risk than more established methods of power generation such as hydropower. As such, the long-term costs and implications of maintaining this technology have not been established by historical industry data.



    Customer Concentration



The Company's power generation revenues are earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company. The Company expects that the concentration of its revenues with this customer will continue for the foreseeable future.



    Interest Rates



The Company's subsidiary, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. The Company's subsidiary also has a variable rate working capital loan and a variable rate term loan all of which were advanced from the Lessor under various Scrubgrass Project agreements. The Company offers the following information about these debt obligations:





                                            BALANCE AT                                 MATURES

     DESCRIPTION OF THE OBLIGATION           12/31/00           INTEREST RATE          THROUGH

--------------------------------------------------------------------------------------------------


Lessor's term debt obligations:

   Variable rate tax-exempt bonds          $135,600,000      Quoted Bond Rates           2012

   Swap rate term loan                       12,541,087      Swapped LIBOR + 1.250%      2005

   Variable rate term loan                   10,061,427      LIBOR + 1.250%              2004



Buzzard's term debt obligation:

   Variable rate working capital loan         2,742,961      LIBOR + 1.1250%             2002

   Variable rate term loan                    1,188,573      LIBOR + 1.250%              2004




The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates or variable rates which are based on the London Interbank

Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. As such,

except for the Lessor's swap rate term loan, the Company will be required to fund debt service consisting of rates which will vary with market conditions.

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

However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See Notes H, I and L of the accompanying

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



    Competition



The Company, through its subsidiary, generates electricity using waste coal, an alternative energy source, all of which electricity is sold at rates established under a long-term power purchase agreement with PENELEC, a division of GPU. This power purchase agreement has been approved by the Pennsylvania Public Utility

Commission. Other than the risk that PENELEC would assert a position and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement (see "Energy Regulation"), the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement. However, since the Company's contracted rates in the later years of the agreement are determined with reference to then existing market conditions, the rate at which such power is sold is influenced by competitive power rates in the
region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would negatively impact the Company's profitability and could affect its financial position.



Further, expansion of our business through acquisition and/or development of additional facilities would be affected by competition from various sources. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electric energy, equipment suppliers and other non-utility generators like the Company. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition.

For instance, as discussed under "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints and increasing access to markets.

More recently, as discussed under "Energy Regulation", there has been legislation in numerous states deregulating aspects of the electric business and encouraging a highly competitive rate environment. Furthermore, initiatives to repeal or modify existing regulations could further reduce regulatory restrictions placed on electricity producers and encourage them to create new sources of electric power. Any of these regulatory matters, among others, could increase competition.



The Company's present operations, as well as any possible future expansion in the industry, are also affected by requirements for compliance with various local, state and federal environmental laws and regulations. (See "Environmental

Regulation"). As such, the Company's operating costs are subject to increases resulting from expanded environmental regulations. Such increases could negatively impact profitability from current operations and could affect the

Company's competitive position in pursing further expansion through acquisition and/or development.



Presently, competition in this industry is substantially based on price, with competitors striving for lower cost alternatives for providing electricity. The cost of producing electricity is in large measure influenced by the capital costs of generating and transmitting facilities as well as the operating costs,

including fuel costs, of such facilities. As natural gas prices have risen and supplies have tightened during 2000, the overall cost advantage of that fuel source has diminished and consideration is again being given to other conventional and non-conventional fuel sources. In addition, electricity shortages in certain major markets, as well as a general increase in demand,

have tightened overall availability of generating capacity which may exert upward pressure on rates.



In previous years, the Company competed in the market to develop power generation facilities. The primary bases of competition in this market are price, the ability of the developer to generate high quality opportunities and to select and acquire environmentally permittable sites in favorable locations as well as to create attractive and efficient development plans which can be financed and cost effectively constructed. In most cases, competitive bidding for a development opportunity is required. In recent years, the Company believed there were limited opportunities for additional project development in the

United States for projects similar to those previously developed by the Company.

Since there were many companies with substantially greater resources than the

Company competing for these limited development opportunities, the Company believed it was not in a favorable competitive position. Therefore, the Company has not been actively pursuing development opportunities in recent years.

However, the Company now believes that current market conditions may be more favorable for smaller developers. As such, the Company is presently evaluating development opportunities and whether its re-emergence into this market could enhance shareholder value.



Presently, there is also significant merger and consolidation activity in the electric industry. During 2000, the Company engaged an investment consultant to consider sale or merger proposals that may present an opportunity to enhance shareholder value. To date, the Company has evaluated several preliminary proposals; however, none of these preliminary proposals has offered sufficient value to shareholders or likelihood of consummation to warrant further consideration. The Company continues to evaluate proposals from time to time and still believes this strategy could present an opportunity to maximize shareholder value in the future. Should the Company decide to expand its business activities, it would consider the possible acquisition of existing facilities as well as the development of new projects.

Energy Regulation



The Company's facility is subject to certain regulation under federal and state laws and regulations, and is certified as a QF by the FERC. Pursuant to PURPA,

FERC has promulgated regulations which exempt certain QFs from the Federal Power

Act of 1935, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to be QFs under

PURPA, any facilities which the Company might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of QFs, PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.



The nature and impact of potential future changes of laws or regulations on the

Company's projects is unknown at this time. Presently, there are numerous pending legislative proposals which suggest a comprehensive restructuring of the electric utility industry. These proposals advocate, among other things, retail choice for all utility customers, the opportunity for utilities to recover their prudently incurred stranded costs in varying degrees, and the repeal of both

PURPA and PUHCA. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from QFs at full avoided cost could be repealed or modified. While existing contracts are expected to be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to the Company's current power purchase agreement which reduce the contracted rates, the

Company's results of operations and financial position could be negatively impacted.



State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently,

through its power purchase agreement with PENELEC, the Scrubgrass Project is indirectly affected by state legislation in the Commonwealth of Pennsylvania.



On December 3, 1996, in response to changes in the electric industry, the

Commonwealth of Pennsylvania passed legislation known as the Electricity

Generation Customer Choice and Competition Act (Customer Choice Act) which became effective on January 1, 1997. The Customer Choice Act provides for the deregulation of the generation portion of electric business by permitting all

Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expired December 31, 2000. The Customer

Choice Act required that all electric utilities file restructuring plans with the PUC. PENELEC filed its proposed restructuring plan during 1997, which was subsequently litigated by numerous parties, and later settled by an agreement which was approved by the PUC on October 20, 1998. The settlement agreement set forth a comprehensive plan for restructuring PENELEC's service and for ensuring there would be competition for electric generation for all of PENELEC's customers beginning on January 1, 1999. Most pertinently, the restructuring plan, as approved by the PUC, provided for PENELEC to maintain a separate non-utility generator cost recovery mechanism for accounting purposes.

Therefore, the restructuring plan is designed, in pertinent part, to enable

PENELEC to recover all of its costs from non-utility generators such as the

Scrubgrass plant and should serve to decrease the pressure on PENELEC to renegotiate existing power contracts with non-utility generators.



On November 21, 2000, the shareholders of GPU and FirstEnergy Corp. approved a merger of these two companies. FirstEnergy and GPU have applied for approval of their merger to Federal Energy Regulatory Commission, New Jersey Board of Public

Utilities, Pennsylvania Public Utility Commission, Nuclear Regulatory

Commission, Federal Communications Commission, Securities and Exchange

Commission, and the Department of Justice under the Hart-Scott-Rodino Act. The

Company has been monitoring these merger activities to determine whether such activities would have an unfavorable impact on the Scrubgrass Project.

Presently, except as discussed above, neither the Customer Choice Act nor

PENELEC's restructuring plan directly impacts the Company, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. Nevertheless, the Company continues to monitor regulatory developments in order to evaluate any impact on the Scrubgrass Project and possible new business opportunities.



    Environmental Regulation



The Company's projects are subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution. In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. The Company also has significant administrative responsibilities to monitor its compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, the Company cannot predict the effect of compliance therewith on its business. The Company's failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, the Company's operating facilities may be forced to shutdown until the compliance issues are resolved. The Company is responsible for ensuring the compliance of its facilities with all the applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The Company believes the Scrubgrass Project, its only operating project, is currently in compliance with all material applicable environmental regulations. The Scrubgrass Project most notably has been affected by the following environmental regulations:



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

      Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides (NOx) and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions. In recent years,

      the Pennsylvania Department of Environmental Protection (PaDEP)

      established regulations that required companies with stationary sources of

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

      Scrubgrass facility. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the electric generation process, is removed from the Scrubgrass facility and returned to the original waste site which is reclaimed in part by deposit of the ash along with the soil.

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

      NEG monitors market conditions for interest rates and, from time to time,

      enters into interest rate swaps to manage the interest payments for the

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

Financial Statements, and Reports on Form 8-K.



                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE



ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES



Independent Auditors' Report                                                F-1



Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2



Consolidated Statements of Operations for the Years Ended December 31,

2000, 1999 and 1998                                                         F-3



Consolidated Statements of Shareholders' Deficit for the Years Ended

December 31, 2000, 1999 and 1998                                            F-4



Consolidated Statements of Cash Flows for the Years Ended December 31,

2000, 1999 and 1998                                                         F-5



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

Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 2001. Such information is incorporated herein by reference.



The Company's executive officers, which are elected annually by the Board of

Directors and serve at the discretion of the Board, are as follows:



      NAME               AGE                    POSITION



Joseph E. Cresci          58        Chairman and Chief Executive Officer



Donald A. Livingston      58        President and Chief Operating Officer



William D. Linehan        35        Treasurer, Secretary and Chief Financial

                                    Officer



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

with the Annual Meeting of Shareholders to be held on June 26, 2001. Such information is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Information with respect to this item may be found in the sections captioned

"Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 2001. Such information is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Information with respect to this item may be found in the section captioned

"Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 2001. Such information is incorporated herein by reference.

                                     PART IV



ITEM 14. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K



The following documents are filed as part of this annual report:



         (a) 1.    CONSOLIDATED FINANCIAL STATEMENTS





                ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                                                                            PAGE



Independent Auditors' Report                                                F-1



Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2



Consolidated Statements of Operations for the Years Ended December 31,

2000, 1999 and 1998                                                         F-3



Consolidated Statements of Shareholders' Deficit for the Years Ended

December 31, 2000, 1999 and 1998                                            F-4



Consolidated Statements of Cash Flows for the Years Ended December 31,

2000, 1999 and 1998                                                         F-5



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



The following Exhibits are included in this report:



          EXHIBIT                                                  INCORPORATION

          NUMBER        DESCRIPTION                                  REFERENCE



           3.01       Certificate of Incorporation, as amended.          A



           4.02       Bylaws of the Registrant, as amended.              L



           10.01      Joint Development Agreement among Milesburg        E

                      Energy, Inc., U.S. Gen and Environmental

                      Power Corporation dated July 30, 1996 (a

                      written request for confidential treatment

                      of certain proprietary information in this

                      agreement has been filed with the United

                      States Securities and Exchange Commission)



           10.12      Stock Purchase Agreement for 20,000 shares         F

                      of common stock of Milesburg Energy, Inc.,

                      between Environmental Power Corporation and

                      Neil W. Hedrick, Richard Mase and Sylvia B.

                      Mase, dated April 30, 1987.



           10.13      Non-resource Secured Note of Environmental         F

                      Power Corporation to Neil W. Hedrick,

                      Richard Mase and Sylvia B. Mase for

                      $220,000, dated April 30, 1987.



           10.14      Non-resource Secured Note of Environmental         F

                      Power Corporation to Neil W. Hedrick,

                      Richard Mase and Sylvia B. Mase for

                      $4,900,000, dated April 30, 1987.



           10.15      Note of Milesburg Energy, Inc., to Antrim          F

                      Mining, Inc., for $41,000, dated April 30,

                      1987.

           10.16      Note of Milesburg Energy, Inc., to Richard         F

                      Mase and Sylvia B. Mase for $139,000, dated

                      April 30, 1987.



           10.17      Electric Energy Purchase Agreement between         F

                      West Penn Power Company and Milesburg

                      Energy, dated February 25, 1987.



           10.18      Agreement for the Sale of Electric Energy          F

                      from the Scrubgrass Generating F Plant by

                      and between Pennsylvania Electric Company

                      and Scrubgrass Power Corporation dated

                      August 7, 1987 which was assigned by

                      Scrubgrass Power Corporation to Scrubgrass

                      Generating Company, L.P. on December 15,

                      1990 and assigned by Scrubgrass Generating

                      Company, L.P. to Buzzard Power Corporation

                      on June 17, 1994.



           10.19      Supplemental Agreement for the Sale of             F

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

                      Scrubgrass Power Corporation to Scrubgrass

                      Generating Company, L.P. on December 15,

                      1990 and assigned by Scrubgrass Generating

                      Company, L.P. to Buzzard Power Corporation

                      on June 17, 1994.



           10.20      Second Supplemental Agreement for the Sale         F

                      of Electric Energy from the Scrubgrass

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

                      Scrubgrass Power Corporation to Scrubgrass

                      Generating Company, L.P. on December 15,

                      1990 and assigned by Scrubgrass Generating

                      Company, L.P. to Buzzard Power Corporation

                      on June 17, 1994.



           10.21      Third Supplemental Agreement for the Sale          F

                      of Electric Energy from the Scrubgrass

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

                      L.P. to Buzzard Power Corporation on June

                      17, 1994.



           10.22      Amendment to the Third Supplemental                F

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

                      L.P. to Buzzard Power Corporation on June

                      17, 1994.



           10.23      Letter Agreement dated December 20, 1990           F

                      amending the Agreement for the Sale of

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

                      L.P. to Buzzard Power Corporation on June

                      17, 1994.



           10.57      1990 Stock Plan with forms of Incentive            F

                      Stock Option Agreement and Non-Qualified

                      Stock Option Agreement.

           10.60      Management Services Agreement by and               F

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



           10.61      Agreement for Operation and Maintenance of         F

                      the Scrubgrass Cogeneration Plant between

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

                      Services Company.



           10.62      First Amendment to the Agreement for               F

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



           10.70      Stock Pledge Agreement, dated December 19,         J

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

                      Generating Company, L.P., Environmental

                      Power Corporation, Bankers Trust Company

                      and Credit Lyonnais.



           10.72      Amendment No. 1, dated as of May 22, 1997,         G

                      to the Amended and Restated Participation

                      Agreement, dated as of December 22, 1995,

                      among Buzzard Power Corporation, Scrubgrass

                      Generating Company, L.P., Environmental

                      Power Corporation, Bankers Trust Company

                      and Credit Lyonnais.



           10.73      Director Option Plan.                              L



           10.80      Amended and Restated Lease Agreement               F

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



           10.82      Lease between Meadow Holdings Corporation          F

                      and Environmental Power Corporation, dated

                      February 20, 1996.



           10.83      Amended and Restated Disbursement and              F

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

           10.84      Amended and Restated Lessee Working Capital        F

                      Loan Agreement between Scrubgrass

                      Generating Company, L.P., as Lender, and

                      Buzzard Power Corporation, as Lessee, dated

                      as of December 22, 1995.



           10.85      Amendment No. 1, dated as of May 22, 1997,         G

                      to the Amended and Restated Disbursement

                      and Security Agreement between Scrubgrass

                      Generating Company, L.P., as Lessor,

                      Buzzard Power Corporation, as Lessee,

                      Bankers Trust Company as Disbursement Agent

                      and Credit Lyonnais acting through its New

                      York Branch as Agent, dated as of December

                      22, 1995.



           10.86      Debt Service (Tranche A) Loan Note, dated          G

                      June 3, 1997, to Credit Lyonnais acting

                      through its New York Branch, as Bank, from

                      Scrubgrass Generating Company, L.P., as

                      Borrower.



           10.87      Debt Service (Tranche B) Loan Note, dated          G

                      June 3, 1997, to Credit Lyonnais acting

                      through its New York Branch, as Bank, from

                      Scrubgrass Generating Company, L.P., as

                      Borrower.



           10.88      Debt Service (Tranche B) Loan Note, dated          G

                      June 3, 1997, to National Westminster Bank

                      acting through its New York Branch, as

                      Bank, from Scrubgrass Generating Company,

                      L.P., as Borrower.



           10.89      Buy-Out Agreement, dated as of August 26,          H

                      1997, between West Penn Power Company and

                      Milesburg Energy, Inc.



           10.90      Letter Agreement, dated as of August 26,           I

                      1997, among Environmental Power

                      Corporation, Richard Mase, Sylvia B. Mase,

                      Neil W. Hedrick and Antrim Mining, Inc.



           10.91      Amendment No. 2, dated as of September 2,          K

                      1998, to the Amended and Restated

                      Participation Agreement, dated as of

                      December 22, 1995, among Buzzard Power

                      Corporation, Scrubgrass Generating Company,

                      L.P., Environmental Power Corporation,

                      Bankers Trust Company and Credit Lyonnais.



           10.92      Amendment No. 1, updated as of October 9,          K

                      1998, to the Amended and Restated

                      Disbursement and Security Agreement between

                      Scrubgrass Generating Company, L.P., as

                      Lessor, Buzzard Power Corporation, as

                      Lessee, Bankers Trust Company as

                      Disbursement Agent and Credit Lyonnais

                      acting through its New York Branch as

                      Agent, dated as of December 22, 1995.



           10.93      Amendment No. 1, dated as of June 1, 1996,         K

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



           10.94      Lease between Adams Realty Trust and               K

                      Environmental Power Corporation, dated

                      January 26, 1999.



           10.95      Settlement Agreement and Release between           K

                      GEC Alsthom International, Inc. and Buzzard

                      Power Corporation dated May 28, 1998.



           10.96      Purchase and Sale Agreements, dated as of          K

                      December 16, 1998, January 4, 1999 and

                      January 8, 1999, between PG&E Energy

                      Trading - Power, L.P. and Buzzard Power

                      Corporation pertaining to Nitrogen Oxide

                      Ozone Transport Region (NOx) Budget

                      Allowances



           10.97      Environmental Power Corporation Medical            K

                      Expense Reimbursement Plan effective as of

                      September 1, 1998 and dated as of December

                      18, 1998

           10.98      Environmental Power Corporation Defined            K

                      Benefit Pension Plan effective as of

                      January 1, 1998 and dated as of December

                      23, 1998



           10.99      Settlement Agreement, dated August 3, 1999         L

                      and effective February 27, 2000, among

                      Buzzard Power Corporation, Scrubgrass

                      Generating Company L.P. and Pennsylvania

                      Electric Company.



           11         Computation of Earnings per Share



           21         Subsidiaries of the Registrant



           23.1       Consent of Deloitte & Touche LLP



           99.01      Order of Pennsylvania Public Utility               F

                      Commission in connection with Milesburg

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



           L          Previously filed as part of the Company's Report on Form

                      10-K for the year ended December 31, 1999.



         (b)  REPORTS ON FORM 8-K



                  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:                              ENVIRONMENTAL POWER CORPORATION



March 29, 2001                      By /s/ JOSEPH E. CRESCI

                                       -------------------------------------

                                       Joseph E. Cresci, Chairman

                                       and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.



         SIGNATURE                     TITLE                           DATE





/s/ JOSEPH E. CRESCI              Chairman, Chief                 March 29, 2001

---------------------------       Executive Officer,

    Joseph E. Cresci              & Director (Principal

                                  Executive Officer)





/s/ DONALD A. LIVINGSTON          President & Chief               March 29, 2001

---------------------------       Operating Officer

    Donald A. Livingston





/s/  WILLIAM D. LINEHAN           Treasurer, Chief                March 29, 2001

---------------------------       Financial Officer

     William D. Linehan           & Secretary (Principal

                                  Financial Officer)





/s/ PETER J. BLAMPIED             Director                        March 29, 2001

---------------------------

     Peter J. Blampied





/s/ EDWARD B. KOEHLER             Director                        March 29, 2001

---------------------------

    Edward B. Koehler





/s/ ROBERT I. WEISBERG            Director                        March 29, 2001

---------------------------

    Robert I. Weisberg

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders of

      Environmental Power Corporation





We have audited the accompanying consolidated balance sheets of Environmental

Power Corporation (the "Corporation") and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders'

deficit, and cash flows for each of the three years in the period ended December

31, 2000. These consolidated financial statements are the responsibility of the

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



In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



As discussed in Notes B and O to the consolidated financial statements, the

Corporation changed its method of accounting for major equipment overhauls in

1999.



/s/ DELOITTE & TOUCHE LLP

-------------------------------

Deloitte & Touche LLP



Boston, Massachusetts

March 16, 2001

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS





                                                                              December 31     December 31

                                                                                 2000             1999

                                                                              ------------    ------------


ASSETS



CURRENT ASSETS:

    Cash and cash equivalents                                                 $    307,666    $    306,188

    Restricted cash                                                                587,476         299,490

    Receivable from utility                                                      7,336,408       3,703,922

    Other current assets                                                           760,980         645,852

                                                                              ------------    ------------

                      TOTAL CURRENT ASSETS                                       8,992,530       4,955,452



PROPERTY, PLANT AND EQUIPMENT, NET                                                 558,015         778,864



DEFERRED INCOME TAX ASSET                                                          755,193         876,305



LEASE RIGHTS, NET                                                                2,310,507       2,459,511



ACCRUED POWER GENERATION REVENUES                                               56,188,143      49,152,131



OTHER ASSETS                                                                       479,786         559,739

                                                                              ------------    ------------



                     TOTAL ASSETS                                             $ 69,284,174    $ 58,782,002

                                                                              ============    ============



LIABILITIES AND SHAREHOLDERS' DEFICIT



CURRENT LIABILITIES:

    Accounts payable and accrued expenses                                     $  6,952,054    $  4,751,906

    Dividends payable on common stock                                              171,102         171,102

    Other current liabilities                                                    3,045,787       2,694,619

                                                                              ------------    ------------

                    TOTAL CURRENT LIABILITIES                                   10,168,943       7,617,627



DEFERRED GAIN, NET                                                               4,780,365       5,088,776



SECURED PROMISSORY NOTES PAYABLE

    AND OTHER BORROWINGS                                                         2,116,309       2,394,237



ACCRUED LEASE EXPENSES                                                          56,188,143      49,152,131

                                                                              ------------    ------------

                   TOTAL LIABILITIES                                            73,253,760      64,252,771

                                                                              ------------    ------------



SHAREHOLDERS' DEFICIT:

    Preferred Stock ($.01 par value; 1,000,000 shares authorized;

         no shares issued)                                                              --              --

    Preferred Stock (no par value, 10 shares authorized; 10 shares

         issued at December 31, 2000 and 1999, respectively)                           100             100

    Common Stock ($.01 par value; 20,000,000 shares authorized;

         12,525,423 shares issued at December 31, 2000 and 1999,

         respectively; 11,406,783 shares outstanding at December 31,

         2000 and 1999, respectively)                                              125,254         125,254

    Accumulated deficit                                                         (3,192,721)     (4,330,121)

                                                                              ------------    ------------

                                                                                (3,067,367)     (4,204,767)



    Treasury stock (1,118,640 common shares, at cost, as of

         December 31, 2000 and 1999, respectively)                                (456,271)       (456,271)

    Notes receivable from officers and board members                              (445,948)       (809,731)

                                                                              ------------    ------------

                    TOTAL SHAREHOLDERS' DEFICIT                                 (3,969,586)     (5,470,769)

                                                                              ------------    ------------



                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $ 69,284,174    $ 58,782,002

                                                                              ============    ============




See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            YEAR ENDED DECEMBER 31

                                                                --------------------------------------------

                                                                    2000            1999            1998

                                                                ------------    ------------    ------------


POWER GENERATION REVENUES                                       $ 54,303,222    $ 48,268,311    $ 45,721,473



COSTS AND EXPENSES:

     Operating expenses                                           22,291,069      21,931,318      19,215,459

     Lease expenses                                               26,415,897      23,110,677      22,971,201

     General and administrative expenses                           3,602,960       2,455,095       2,196,929

     Depreciation and amortization                                   415,230         363,234         285,471

                                                                ------------    ------------    ------------

                                                                  52,725,156      47,860,324      44,669,060

                                                                ------------    ------------    ------------

OPERATING INCOME                                                   1,578,066         407,987       1,052,413

                                                                ------------    ------------    ------------



OTHER INCOME (EXPENSE):

     Interest income                                                 736,867         110,975         156,546

     Interest expense                                               (320,641)       (375,176)       (460,812)

     Amortization of deferred gain                                   308,411         308,411         308,411

     Sale of NOx emission credits                                  1,156,338         606,960              --

     Write-off of receivables in litigation                               --              --      (3,508,498)

     Other income                                                         --             (32)          7,809

                                                                ------------    ------------    ------------

                                                                   1,880,975         651,138      (3,496,544)

                                                                ------------    ------------    ------------



INCOME (LOSS) BEFORE INCOME TAXES                                  3,459,041       1,059,125      (2,444,131)



INCOME TAX (EXPENSE) BENEFIT                                      (1,632,233)       (470,552)        794,945

                                                                ------------    ------------    ------------



INCOME (LOSS) BEFORE CUMULATIVE EFFECT

    OF A CHANGE IN ACCOUNTING PRINCIPLE                            1,826,808         588,573      (1,649,186)



CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING

   PRINCIPLE, NET OF $812,440 IN INCOME TAXES                             --       1,188,989              --

                                                                ------------    ------------    ------------



NET INCOME (LOSS)                                               $  1,826,808    $  1,777,562    $ (1,649,186)

                                                                ============    ============    ============



DIVIDENDS PAID OR PAYABLE:

     Common shares                                              $    684,408    $    684,408    $  1,026,611

     Preferred shares                                                  5,000           5,000           5,000

                                                                ------------    ------------    ------------

                                                                $    689,408    $    689,408    $  1,031,611

                                                                ============    ============    ============



DIVIDENDS PAID OR PAYABLE PER COMMON SHARE                      $       0.06    $       0.06    $       0.09

                                                                ============    ============    ============



BASIC AND DILUTED EARNINGS (LOSS) PER

    COMMON SHARE:

          Income (loss) before cumulative effect of a

             change in accounting principle                     $       0.16    $       0.05    $      (0.14)

          Cumulative effect of a change in accounting

             principle                                                    --            0.11              --

                                                                ------------    ------------    ------------

          Net income (loss)                                     $       0.16    $       0.16    $      (0.14)

                                                                ============    ============    ============



PRO FORMA AMOUNTS ASSUMING THE CHANGE IN

      ACCOUNTING WAS APPLIED RETROACTIVELY:



           Net income (loss)                                                    $    588,573    $ (1,429,609)



           Basic and diluted earnings (loss) per common share                   $       0.05    $      (0.12)



See Notes to Consolidated Financial Statements.


ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT





                                     PREFERRED      PREFERRED       COMMON

                                       STOCK          STOCK         STOCK

                                     ($.01 PAR       (NO PAR      ($.01 PAR      ACCUMULATED

                                       VALUE)         VALUE)        VALUE)         DEFICIT

                                    -----------    -----------    -----------    -----------


BALANCE AT JANUARY 1, 1998          $         0    $       100    $   125,254    $(2,737,478)



      Net loss                                                                    (1,649,186)

      Dividends paid                                                              (1,031,611)

                                    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1998                  0            100        125,254     (5,418,275)



      Net income                                                                   1,777,562

      Dividends paid                                                                (689,408)

                                    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1999                  0            100        125,254     (4,330,121)



      Net income                                                                   1,826,808

      Notes receivable repayments

      Dividends paid                                                                (689,408)

                                    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000        $         0    $       100    $   125,254    $(3,192,721)

                                    ===========    ===========    ===========    ===========



                                                   RECEIVABLE

                                                  FROM OFFICERS                     TOTAL

                                      TREASURY      AND BOARD                    SHAREHOLDERS'

                                       STOCK         MEMBERS                       DEFICIT

                                    -----------    -----------                   -----------



BALANCE AT JANUARY 1, 1998          $  (456,271)   $  (809,731)                  $(3,878,126)



      Net loss                                                                    (1,649,186)

      Dividends paid                                                              (1,031,611)

                                    -----------    -----------                   -----------

BALANCE AT DECEMBER 31, 1998           (456,271)      (809,731)                   (6,558,923)



      Net income                                                                   1,777,562

      Dividends paid                                                                (689,408)

                                    -----------    -----------                   -----------

BALANCE AT DECEMBER 31, 1999           (456,271)      (809,731)                   (5,470,769)



      Net income                                                                   1,826,808

      Notes receivable repayments                      363,783                       363,783

      Dividends paid                                                                (689,408)

                                    -----------    -----------                   -----------

BALANCE AT DECEMBER 31, 2000        $  (456,271)   $  (445,948)                  $(3,969,586)

                                    ===========    ===========                   ===========




See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                Year Ended December 31

                                                                  --------------------------------------------

                                                                       2000            1999            1998

                                                                  ------------    ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                             $  1,826,808    $  1,777,562    $ (1,649,186)

    Adjustments to reconcile net income (loss) to net cash

       provided by operating activities:

          Depreciation and amortization                                415,230         363,234         285,471

          Deferred income taxes                                        121,112         137,816      (1,008,806)

          Cumulative effect of a change in accounting principle             --      (1,188,989)             --

          Amortization of deferred gain                               (308,411)       (308,411)       (308,411)

          Write-off of receivables in litigation                            --              --       3,508,498

          Accrued power generation revenues                         (7,036,012)     (7,765,631)     (8,024,111)

          Accrued lease expenses                                     7,036,012       7,765,631       8,024,111

          Changes in operating assets and liabilities:

               (Increase) decrease in receivable from utility       (3,632,486)      2,894,942         (60,219)

               (Increase) decrease in other current assets            (115,128)        175,610          60,476

               Decrease (increase) in other assets                      37,599          (9,268)        (14,346)

               Increase (decrease) in accounts payable and

                   accrued expenses                                  2,200,148      (1,021,783)       (376,373)

               Increase in long-term liabilities                        11,400          11,400          11,400

               Decrease in long-term debt to supplier                  (86,502)        (79,672)       (192,384)

               Increase in maintenance reserve                              --              --         379,615

                                                                  ------------    ------------    ------------

                     Net cash provided by operating activities         469,770       2,752,441         635,735

                                                                  ------------    ------------    ------------



CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from the collection of notes receivable                        --          46,062          39,128

    (Increase) decrease in restricted cash                            (287,986)        498,432        (311,263)

    Property, plant and equipment expenditures                          (3,023)       (829,117)         (5,196)

                                                                  ------------    ------------    ------------

                   Net cash used in investing activities              (291,009)       (284,623)       (277,331)

                                                                  ------------    ------------    ------------



CASH FLOWS FROM FINANCING ACTIVITIES:

    Dividend payments                                                 (689,408)       (518,306)    (11,297,716)

    Net borrowings (repayments) under working capital loan             748,342        (395,045)         77,998

    Repayment of secured promissory notes payable and

         other borrowings                                             (600,000)     (1,610,695)       (868,543)

    Proceeds from the collection of officer notes receivable           363,783              --              --

                                                                  ------------    ------------    ------------

                  Net cash used in financing activities               (177,283)     (2,524,046)    (12,088,261)

                                                                  ------------    ------------    ------------



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,478         (56,228)    (11,729,857)



CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         306,188         362,416      12,092,273

                                                                  ------------    ------------    ------------



CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    307,666    $    306,188    $    362,416

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

Company's business plan has been driven by the identification and evaluation of attractive independent power projects in various stages of development. During its project development activities, the Company, either acting alone or in conjunction with others, has selected and arranged for the acquisition of sites,

obtained control over a portion of the waste coal fuel sources, negotiated contracts for the design and construction of the facilities and the sale of output to the utilities purchasing the power, arranged for financing, and negotiated contracts for the operation and maintenance of the projects.



The Company owns a 22 year leasehold interest in an approximately 83 Mw (net)

waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. Previously, the

Company held varying ownership interests (100% to 40%) in an approximately 51 Mw

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

Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to, the power purchase agreement, operations and maintenance agreement,

limestone supply agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group ("NEG"), a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass Project.



PG&E Operating Services Company (the "Operator"), a wholly owned indirect subsidiary of NEG, Inc., operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the "O&M"). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the

O&M, the Operator can incur a liability not to exceed its management fee if the

Operator does not achieve certain targeted output performance levels.



Buzzard maintains a long-term supply agreement with Quality Aggregates, Inc. to supply the Scrubgrass Project with limestone which, in September 1999, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement with Savage Industries, Inc.

for the transportation of
fuel, ash and limestone which expires in 2005. The costs established under these agreements will escalate at partially fixed and partially indexed rates.



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

PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Facility achieved commercial operation on June 8, 1993.



Since October 1995, the Company had been involved in a legal proceeding with

PENELEC whereby, among other complaints, the Company alleged that PENELEC failed to pay the Lessor and Buzzard contract rates for power in excess of 80 MW produced by the Facility. On August 3, 1999, the Lessor and Buzzard jointly entered into a settlement agreement with PENELEC to terminate the ongoing litigation. The settlement agreement did not become effective until the date

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

March 24, 2000, PENELEC remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,687,000 and $608,000, respectively. The

Company reported these revenues in its Consolidated Statement of Operations for

2000.



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

1999. In connection with the Lessor's debt restructuring, Buzzard was able to refinance a portion of its own current liabilities with a variable rate term obligation which matures through 2004. Since the Lessor's debt restructuring,

Buzzard has continued to fund the Lessor's debt service obligations as a base lease payment and its own term obligation which are described in the following table:





                                         BALANCE AT      BALANCE AT                               MATURES

    DESCRIPTION OF THE OBLIGATION         12/31/00        12/31/99         INTEREST RATE          THROUGH

------------------------------------------------------------------------------------------------------------




Lessor's term debt obligations:

   Variable rate tax-exempt bonds       $135,600,000    $135,600,000     Quoted Bond Rates          2012

   Swap rate term loan                    12,541,087      14,412,000     Swapped LIBOR + 1.250%     2005

   Variable rate term loan                10,061,427      10,061,427     LIBOR + 1.250%             2004



Buzzard's term debt obligation:

   Variable rate term loan                 1,188,573       1,188,573     LIBOR + 1.250%             2004




The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates or variable rates which are based on the London Interbank

Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. The

Lessor's tax-exempt bonds incurred interest at floating rates ranging from 3.35%

to 6.15% and 2.8% to 4.2% during 2000 and 1999, respectively. Under the terms of the Lessor's loan agreements, the Company is subject to various customary financial and operating covenants. As of December 31, 2000 and 1999, NEG believes the Company was in compliance with all such covenants.



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

      1998. On July 1, 1998, the maximum allowable borrowings began reducing in

      $600,000 increments every six months through July 3, 2000, at which time the credit facility expired. As of December 31, 2000 and 1999, the outstanding borrowings under this credit facility, which were advanced to the Company by the Lessor, amounted to $-0- and $600,000, respectively.



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

      $450,000 over a four-year period. The revised agreement provides that

      $50,000 was payable upon the completion of the work during the scheduled

      1998 plant outage and that $100,000 is payable upon each of the first four anniversaries of the first payment thereof. As of December 31, 2000 and

      1999, the Company has recorded on its balance sheet the next installment of $100,000 in its other current liabilities and the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $90,446 and $176,948, respectively, in its other borrowings. The Company is recognizing the balance of the remaining installments under the revised agreement, which amounted to $9,554 and $23,052 as of December 31, 2000 and 1999,

      respectively, as interest expense over the remaining term of the financing contract with GEC. During 1998, the Company recognized, through a reduction of its operating expenses, the reduction of the present value of the future installments due to GEC, which amounted to $169,045. The

      Company also recognized interest expense of $13,498, $20,328 and $26,661 during 2000, 1999 and 1998, respectively, under the agreements with GEC.



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

NOx Credits. During 2000, the Company received an aggregate of 1,077 NOx Credits for the ozone seasons in 2000, 2001 and 2002, of which 546 NOx Credits were subject to existing sales commitments and sold for $1,161,888. During 1999, the

Company received 361 NOx Credits for the 1999 ozone season, of which 182 NOx

Credits were subject to existing sales commitments and sold for $629,720. The

Company also purchased 15 NOx Credits in 2000 for $5,550 and 36 NOx Credits in

1999 for $22,760 which were required to comply with the applicable regulations during those ozone seasons. The Company has included the net proceeds from sales of NOx Credits of $1,156,338 and $606,960 for 2000 and 1999, respectively, in other income on the accompanying financial statements. As of December 31, 2000,

the Company has 180 NOx Credits available for the 2001 and 2002 ozone seasons.



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

Purchasers have also made aggregate payments of $708,000 toward the purchase price closing adjustment. However, as more fully described in "Note N - Legal

Proceedings", the Purchasers commenced a legal proceeding with the Company on

May 3, 1996. Pending the resolution of the legal proceeding, the Purchasers have withheld all payments of principal and interest due on the promissory notes since June 1996. The Purchasers are also disputing the balance of the purchase price closing adjustment in the legal proceeding. As of December 31, 2000 and

1999, the Company had aggregate uncollected balances for principal, interest and the purchase price closing adjustment due from the Purchasers of $4,686,925 and

$4,393,175, respectively, which are not recognized on the Company's Consolidated

Balance Sheets. (the "Purchasers' Obligations"). The Company was entitled to interest income from the Purchasers of $293,750 during each of 2000, 1999 and

1998. However, in light of the Company's interest income reporting policy, the

Company did not recognize interest income from the Purchasers during these periods.



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

Consolidated Statement of Operations. The charge represents the aggregate balance before the write-off for the notes receivable of $2,937,500 and the receivable from sale of affiliate of $570,998. Recently, the Company has been in discussions with the Purchasers to settle the litigation. In the event of a settlement, the Company would report any financial recoveries as additional income in the year of receipt. See "Note N - Legal Proceedings" for further information about the litigation.



    Milesburg



On April 30, 1987, the Company purchased all of the outstanding capital stock of

Milesburg Energy, Inc. ("MEI"), which owned a 30 year power purchase agreement with West Penn Power Company ("West Penn") and development rights for a retired

43 Mw (net) coal-fired facility (collectively the "Milesburg Project"). MEI's efforts to develop the Milesburg Project were delayed by litigation with West

Penn and various industrial intervenors for approximately ten years. On August

26, 1997, the litigation was terminated when MEI and West Penn reached a Buy-Out

Agreement concerning the Milesburg Project. Pursuant to the Buy-Out Agreement,

West Penn purchased Milesburg's rights to the 30 year power purchase agreement for the sum of $15 million plus 8% interest from the date the Buy-Out Agreement was filed for Pennsylvania Public Utility Commission approval. Furthermore, West

Penn also assumed ownership of and responsibility for the Milesburg Project facility, which consisted of land along with a decommissioned coal-fired electric-generating facility erected thereon, for a stated consideration of $1.

On December 5, 1997, the date of the asset disposition, MEI received aggregate proceeds of $15,328,768 from West Penn pursuant to the Buy-Out Agreement. After

MEI's payment of its remaining liabilities, the Company had available in excess of $10 million from the Milesburg proceeds. In light of this projected availability of cash, the Company's Board of Directors on December 10, 1997 declared a special dividend of 87 cents per common share payable out of the proceeds received from the sale of the Milesburg project assets. The dividend was payable on January 7, 1998 to stockholders of record on December 30, 1997.



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



Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



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



Deferred Financing Costs: In 1997 and 1995, the Company incurred deferred financing costs of $139,925 and $300,000, respectively in connection with restructuring certain debt related to the Scrubgrass Project. Deferred financing costs are being amortized over the respective lives of the related debt which range from three to nine years (See Note E). Accumulated amortization related to deferred financing costs was $318,155 and $275,801 at December 31, 2000 and

1999, respectively.



Lease Rights: Lease rights are recorded at cost and are being amortized over the

22 year lease term related to the Scrubgrass facility. Accumulated amortization related to the lease rights was $968,553 and $819,549 at December 31, 2000 and

1999, respectively.



Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note

A, the Company has entered into a long term agreement, to provide electricity to

PENELEC, which provides for scheduled rate increases.

In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22 year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the Consolidated Financial Statements. Accrued power generation revenue was $56,188,143 and $49,152,131 at December 31, 2000 and 1999,

respectively, and represents that portion of revenue earned that has not yet been received.



As discussed in Note A, the Company has entered into a long term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases.

In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22 year lease term. Accrued lease expense was $56,188,143 and

$49,152,131 at December 31, 2000 and 1999, respectively, and represents that portion of lease expense that has not yet been paid.



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

Accumulated amortization of the deferred gain at December 31, 2000 and 1999 was

$2,004,670 and $1,696,259, respectively.



Maintenance Reserve: Prior to 1999, the Company recorded the expense of major equipment overhauls on a straight-line basis using management's best estimate of the future cash outlays. Management's estimates were charged to expense and credited to a major maintenance reserve in anticipation of the future outlays for major overhauls. Beginning January 1, 1999, the Company recorded the expense of major equipment overhauls as incurred. The Company's change in accounting principle is discussed further in Note O.



Interest Payments: The Company classifies interest payments according to the nature of its contractual obligations. The Company's base lease payments for interest on the Lessor's debt obligations are reported as lease expense. The

Company's interest payments on its own debt obligations are reported as interest expense. The Company paid interest on its own debt obligations of $289,116,

$391,857 and $455,146 during the years ended December 31, 2000, 1999 and 1998,

respectively.



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



Earnings (Loss) Per Common Share: The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998.





                                                          INCOME         SHARES       PER SHARE

                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNTS

                                                        -----------    -----------   -----------


YEAR ENDED DECEMBER 31, 2000:

Income available to shareholders                        $ 1,826,808     11,406,783   $       .16

Effect of dividends to preferred stockholders                (5,000)

                                                        -----------    -----------   -----------

Basic EPS - income available to common shareholders       1,821,808     11,406,783           .16

Effect of dilutive securities:

     Assumed exercise of dilutive stock options                              2,026

                                                        -----------    -----------   -----------

Diluted EPS - income available to common shareholders   $ 1,821,808     11,408,809   $       .16

                                                        ===========    ===========   ===========



YEAR ENDED DECEMBER 31, 1999:

Income available to shareholders                        $ 1,777,562     11,406,783   $       .16

Effect of dividends to preferred stockholders                (5,000)

                                                        -----------    -----------   -----------

Basic EPS - income available to common shareholders       1,772,562     11,406,783           .16

Effect of dilutive securities:

     Assumed exercise of dilutive stock options                                293

                                                        -----------    -----------   -----------

Diluted EPS - income available to common shareholders   $ 1,772,562     11,407,076   $       .16

                                                        ===========    ===========   ===========



YEAR ENDED DECEMBER 31, 1998:

Loss available to shareholders                          $(1,649,186)    11,406,783   $      (.14)

Effect of dividends to preferred stockholders                (5,000)

                                                        -----------    -----------   -----------

Basic EPS - loss available to common shareholders        (1,654,186)    11,406,783          (.14)

Effect of dilutive securities:

     Assumed exercise of dilutive stock options

                                                        -----------    -----------   -----------

Diluted EPS - loss available to common shareholders     $(1,654,186)    11,406,783   $      (.14)

                                                        ===========    ===========   ===========




As of December 31, 2000, there were outstanding options to purchase 40,000 shares of the Company's common stock which were antidilutive and not included in the computation of diluted EPS. The options expire at various dates through

2010.



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



Derivative Instruments and Hedging Activities: On January 1, 2001, the Company

adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities", which established accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not have any derivative instruments which should be recognized in its financial statements. However, the Lessor has certain interest rate swap arrangements with financial institutions that meet the definition of derivative instruments under

SFAS No.

133. Since Buzzard funds the Lessor's debt obligations as a base lease payment,

the Company has disclosed in Note L certain information about the Lessor's derivative instruments.



NOTE C -- OTHER CURRENT ASSETS



Other current assets consists of the following as of December 31, 2000 and 1999:



                                                        2000            1999

                                                     ----------      ----------

Fuel inventory                                       $  630,039      $  532,585

Prepaid expenses                                        126,845          59,310

Insurance refund receivable                                  --          51,300

Deposits                                                  1,300           1,300

Other                                                     2,796           1,357

                                                     ----------      ----------

                                                     $  760,980      $  645,852

                                                     ==========      ==========



NOTE D -- PROPERTY, PLANT AND EQUIPMENT



Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2000 and 1999:



                                                        2000            1999

                                                     ----------      ----------

Power generating facilities:

     Machinery and equipment modifications

       - Scrubgrass                                  $  936,568      $  936,568

     Less: Accumulated depreciation                    (400,676)       (186,311)

                                                     ----------      ----------

                                                        535,892         750,257

                                                     ----------      ----------

Office:

     Equipment and furniture                            143,171         140,148

     Less: Accumulated depreciation                    (121,048)       (111,541)

                                                     ----------      ----------

                                                         22,123          28,607

                                                     ----------      ----------



                                                     $  558,015      $  778,864

                                                     ==========      ==========



NOTE E -- OTHER ASSETS



Other assets consists of the following as of December 31, 2000 and 1999:



                                                        2000            1999

                                                     ----------      ----------

Scrubgrass Project receivables                       $  358,016      $  272,721

Deferred financing costs  (See Note B)                  121,770         164,124

Note receivable and accrued interest due

   from officer                                              --         122,894

                                                     ----------      ----------

                                                     $  479,786      $  559,739

                                                     ==========      ==========



Scrubgrass Project receivables are deposits in connection with fuel reserves under long term leases (See Note L).

NOTE F -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES



Accounts payable and accrued expenses consists of the following as of December

31, 2000 and 1999:



                                                        2000            1999

                                                     ----------      ----------

Accounts payable                                     $3,306,614      $2,269,401

Accrued expenses                                      2,902,232       1,942,725

Corporate taxes payable                                 743,208         539,780

                                                     ----------      ----------

                                                     $6,952,054      $4,751,906

                                                     ==========      ==========



Accounts payable at December 31, 2000 and 1999 includes $3,076,183 and

$2,020,584, respectively which are related to Scrubgrass Project operations.



Accrued expenses at December 31, 2000 and 1999 includes $2,749,343 and

$1,823,671, respectively which are related to Scrubgrass Project operations.



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



The following table sets forth the changes during 2000 and 1999 in the projected benefit obligation for the Plan:



                                                        2000            1999

                                                     ----------      ----------

Projected benefit obligation, beginning

   of the year                                       $1,139,624     $  990,623

Service cost                                             97,079         71,260

Interest cost                                            68,377         59,436

Actuarial loss                                          133,233         18,305

                                                     ----------     ----------

Projected benefit obligation, end of the year        $1,438,313     $1,139,624

                                                     ==========     ==========



The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31,

2000 and 1999:



                                                       2000             1999

                                                   -----------      -----------

Projected benefit obligation                       $ 1,438,313      $ 1,139,624

Fair market value of Plan assets                      (347,400)        (396,164)

                                                   -----------      -----------

Unfunded projected benefit obligation                1,090,913          743,460

Unrecognized actuarial (loss) gain                    (254,612)         122,797

Unrecognized prior service cost                       (733,583)        (779,432)

                                                   -----------      -----------

Accrued pension cost                               $   102,718      $    86,825

                                                   ===========      ===========

The amounts recognized in the consolidated balance sheets as of December 31,

2000 and 1999 consist of:



                                                        2000            1999

                                                     ----------      ----------

Accrued benefit liability                            $  683,815      $   86,825

Intangible asset                                       (581,097)             --

                                                     ----------      ----------

Net amount recognized                                $  102,718      $   86,825

                                                     ==========      ==========



The following table sets forth the changes during 2000 and 1999 in the fair market value of Plan assets:



                                                        2000            1999

                                                     ----------      ----------

Fair market value of Plan assets, beginning

   of the period                                     $  396,164      $       --

Contributions by the Company to the Plan                163,130         255,062

Return on Plan assets                                  (211,894)        141,102

                                                     ----------      ----------

Fair market value of Plan assets, end of

   the period                                        $  347,400      $  396,164

                                                     ==========      ==========



The Company has invested the Plan assets in a portfolio of mutual funds which consist primarily of growth stocks. The Company expects to make an additional contribution of $346,879 to the Plan prior to the due date for filing its 2000

Federal income tax return.



The Company's net periodic pension cost for 2000 and 1999 are comprised of the following components:



                                                        2000            1999

                                                     ----------      ----------

Service cost                                         $   97,079      $   71,260

Interest cost                                            68,377          59,436

Expected return on assets                               (31,693)             --

Amortization of actuarial gain                             (589)             --

Amortization of prior service cost                       45,849          45,849

                                                     ----------      ----------

Net periodic pension cost                            $  179,023      $  176,545

                                                     ==========      ==========



The actuarial assumptions used in 2000 and 1999 to determine the pension benefits for the Plan were:



                                                        2000            1999

                                                     ----------      ----------

Weighted average discount rate                              7.0%            5.5%

Expected long-term return on Plan assets                    8.0%            8.0%

Weighted average rate of increase in

   compensation levels                                      5.0%            5.0%



NOTE H -- OTHER CURRENT LIABILITIES



Other current liabilities consists of the following as of December 31, 2000 and

1999:



                                                        2000            1999

                                                     ----------      ----------

Scrubgrass Project working capital loan              $2,742,961      $1,994,619

Scrubgrass Project note payable (See Note I)            202,826              --

Scrubgrass Project long-term debt to supplier

  (See Note I)                                          100,000         100,000

Scrubgrass Project long-term credit facility                 --         600,000

                                                     ----------      ----------

                                                     $3,045,787      $2,694,619

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

The outstanding borrowings under this agreement incur interest at LIBOR plus

1.125% (7.93% as of December 31, 2000 and ranging from 7.02% to 7.93% during

2000 and 6.03% to 7.62% during 1999).

The Scrubgrass Project long-term credit facility represents borrowings from the

Lessor under a three-year agreement which provided the Scrubgrass Project with up to $3 million to fund general debt service expenses when operating revenues became unavailable as a result of the 1997 extended facility outage (See Note

A). As of December 31, 2000 and 1999, the Company had outstanding borrowings of

$-0- and $600,000, respectively from the Lessor under this agreement which incurred interest at LIBOR plus 1.125% (7.93% as of December 31, 2000 and ranging from 7.02% to 7.93% during 2000 and 6.03% to 7.62% during 1999).



NOTE I -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS



Secured promissory notes payable and other borrowings as of December 31, 2000 and 1999 consists of:



                                                        2000            1999

                                                     ----------      ----------

Scrubgrass Project note payable                      $  985,747      $1,188,573

Scrubgrass Project long-term debt to supplier            90,446         176,948

Sunnyside Project obligations                         1,040,116       1,028,716

                                                     ----------      ----------

                                                     $2,116,309      $2,394,237

                                                     ==========      ==========



The Scrubgrass Project note payable represents the non-current portion of an obligation which was incurred as part of the Lessor's debt restructuring in

December 1995, when Buzzard extended the term of certain current liabilities through 2004. The outstanding borrowings under the Scrubgrass Project note payable incur interest at LIBOR plus 1.25% (8.05% as of December 31, 2000 and ranging from 7.14% to 8.05% during 2000 and 6.15% to 7.74% during 1999). The scheduled aggregate annual repayments for the Scrubgrass Project note payable are $202,826 in 2001, $148,310 in 2002, $447,902 in 2003 and $389,535 in 2004

(See Note H).



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



NOTE J -- INCOME TAXES



Income tax expense (benefit) consists of the following for the years ended

December 31, 2000, 1999 and 1998:





                                                     2000          1999           1998

                                                 -----------   -----------    -----------


Current:

     Federal                                     $   853,791   $   193,035    $       594

     State                                           657,330       139,701        213,267

                                                 -----------   -----------    -----------

          Total current tax expense                1,511,121       332,736        213,861

                                                 -----------   -----------    -----------



Deferred:

     Federal                                          99,245       121,292       (838,439)

     State                                            21,867        16,524       (170,367)

                                                 -----------   -----------    -----------

          Total deferred tax expense (benefit)       121,112       137,816     (1,008,806)

                                                 -----------   -----------    -----------



                                                 $ 1,632,233   $   470,552    $  (794,945)

                                                 ===========   ===========    ===========


In 1999, the Company reported deferred income tax expense of $812,440 in its

Consolidated Statement of Operations as a reduction of the cumulative effect of a change in accounting principle (See Note O).



Income taxes paid during the years ended December 31, 2000, 1999 and 1998 amounted to $1,273,280, $267,104 and $1,187,057, respectively.



A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate to the income (loss) before income taxes, for the years ended December 31, 2000,

1999 and 1998 is as follows:





                                                       2000         1999          1998

                                                    ----------   ----------    ----------


Federal tax expense (benefit) at 34%                $1,176,074   $  360,103    $ (831,005)

State tax expense, net of federal tax benefit          448,270      103,116        28,315

Nondeductible portion of  meals and entertainment        5,970        5,626         3,525

Other                                                    1,919        1,707         4,220

                                                    ----------   ----------    ----------

                                                    $1,632,233   $  470,552    $ (794,945)

                                                    ==========   ==========    ==========




The components of the net deferred income tax asset as of December 31, 2000 and

1999 are as follows:





                                                                               2000          1999

                                                                           -----------   -----------


Deferred tax assets:

     Accrued lease expense                                                 $22,808,678   $19,952,521

     Deferred tax effect of the sale of the Scrubgrass Project for which

          the net gain was deferred for financial reporting purposes           939,814     1,000,472

     Capital loss carryforwards                                                 98,200        98,200

     State net operating loss carryforwards                                     20,509        20,509

                                                                           -----------   -----------

                                                                            23,867,201    21,071,702

                                                                           -----------   -----------

Deferred tax liabilities:

     Accrued power generation revenue                                       22,808,678    19,952,521

     Defined benefit pension plan contribution                                  95,907        29,973

     Expenses deferred for financial reporting purposes                          3,878         9,358

     Other                                                                     203,545       203,545

                                                                           -----------   -----------

                                                                            23,112,008    20,195,397

                                                                           -----------   -----------



                                                                           $   755,193   $   876,305

                                                                           ===========   ===========




NOTE K -- SHAREHOLDERS' EQUITY



STOCK OPTIONS



The Company has reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the

Company's 1993 Director Plan. The options granted under the 1993 Director Plan were intended to constitute non-qualified options principally at an option price of 100 percent of the fair market value of the common stock on the date of the grant. All options are fully vested at the date of grant and expire on the 10th anniversary of the date of grant. As of December 31, 2000, the Company has options for 345,000 shares available for grant under the 1993 Director Plan. The

Company previously issued stock options pursuant to its 1990 Stock Plan. As of

December 31, 2000, there were no stock options outstanding or available for grant under the 1990 Stock Plan.

The following table summarizes information about the Company's options outstanding as of December 31, 2000:



                              OUTSTANDING        WEIGHTED-AVERAGE

              EXERCISE            AND               REMAINING

                PRICE         EXERCISABLE        CONTRACTUAL LIFE

            -------------- ------------------ ----------------------



                 $ 0.5000             10,000        9.42 years

                   0.6250             10,000        8.42 years

                   0.6875             10,000        9.50 years

                   0.7500             10,000        8.50 years

                   1.5000             10,000        7.50 years

                   1.6875             10,000        7.42 years

            -------------- ------------------ ----------------------



                 $ 0.9584             60,000        8.46 years

            ============== ================== ======================





Stock option transactions during 2000, 1999 and 1998 are summarized as follows:



                                                      OPTIONS OUTSTANDING

                                               ---------------------------------

                                                  SHARES              PRICE

                                               --------------    ---------------

        Balance at January 1, 1998                    50,000      $ .25  - 1.00

        Options granted                               30,000       1.50  - 1.688

        Option surrendered                          (60,000)        .25  - 1.625

                                               --------------    ---------------

        Balance at December 31, 1998                  20,000       1.50  - 1.688

        Option granted                                20,000        .625 -  .75

                                               --------------    ---------------

        Balance at December 31, 1999                  40,000        .625 - 1.688

        Options granted                               20,000        .50  -  .688

                                               --------------    ---------------

        Balance at December 31, 2000                  60,000      $ .50  - 1.688

                                               ==============    ===============



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

Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 2000, 1999 and 1998, the

Company would have incurred pro forma net income of $1,824,944 and pro forma net earnings per share of $.16 in 2000, pro forma net income of $1,775,050 and pro forma net earnings per share of $.16 in 1999, and pro forma net loss of

$1,657,178 and pro forma net loss per share of $.15 in 1998.



The estimated fair market values of the Company's options granted during 2000,

1999 and 1998 were $.18 per share, $.23 per share and $.59 per share,

respectively. The fair market values were calculated using the Binomial Option

Pricing Model with the following assumptions:



                                                2000        1999         1998

                                            ----------- ------------ -----------

           Dividend yield                           6%         10%           8%

           Risk free rate of return              5.99%       5.99%        5.99%

           Expected useful life               5 years     5 years      5 years

           Expected stock volatility rate       42.03%      57.38%       59.27%

DIVIDENDS



The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared quarterly dividends of 3 cents per share during each of the two quarters through June 30, 1998 and quarterly dividends of

1.5 cents per share during each of the ten quarters through December 31, 2000.

Therefore, the Company declared aggregate dividends of 9 cents per share, 6 cents per share, and 6 cents per share during 1998, 1999 and 2000, respectively.



The Company also paid dividends of $5,000 per year to a preferred stockholder during 1998, 1999 and 2000. The preferred stockholder, entitled to cumulative dividends of $5,000 per year since December 1991, has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2000.



OTHER EQUITY TRANSACTIONS



The Company has outstanding notes receivable from its officers and directors for shares purchased in connection with its 1990 Stock Plan and 1993 Directors' Plan which amounted to $445,948 and $809,731 as of December 31, 2000 and 1999,

respectively. The notes, which are classified as a reduction of shareholders'

equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The Company has collected all of the interest payable by the officers and directors on these notes through December 31, 2000.



NOTE L -- COMMITMENTS



CORPORATE



The Company is obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2000, the future minimum payments due under these leases are as follows:



                   2001                             $     38,056

                   2002                                   11,105

                                                    ------------

                  Total                             $     49,161

                                                    ============



Rent expense for these operating leases was $46,689, $44,230 and $42,787 in

2000, 1999 and 1998, respectively.



SCRUBGRASS PROJECT



The Company is obligated under a facility lease related to the Scrubgrass

Project. As of December 31, 2000, the estimated minimum lease payments over the remaining 15.5 year base term of the Scrubgrass lease are as follows:



                   2001                             $ 14,384,000

                   2002                               15,301,000

                   2003                               16,723,000

                   2004                               19,703,000

                   2005                               21,715,000

             Thereafter                              304,207,000

                                                    ------------

                  Total                             $392,033,000

                                                    ============



The Company's Scrubgrass Project lease expense was $26,415,897, $23,110,677 and

$22,971,201 in 2000, 1999 and 1998, respectively. As discussed in Note A, in addition to scheduled base rent and additional rent payments, the Scrubgrass

Project lease expense includes principal, interest and related fees on the

Lessor's debt obligations. Since
certain of the Lessor's debt obligations have variable interest rates, the

Company has estimated its future minimum lease payments using average interest rates of 3.12% for the tax-exempt bonds and 7.795% for the variable rate term loan.



As discussed in Notes A and B, the Lessor has an interest rate swap arrangement for one of its term debt obligations which is considered a derivative instrument. Beginning July 1, 2000, the Lessor was required to recognize the interest rate swap as either an asset or liability in its statement of financial position in accordance with SFAS No. 133. As of December 31, 2000, the Lessor had a liability of $151,000 in its statement of financial position for the estimated fair market value of the interest rate swap.



The Company has also been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply,

and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these noncancelable obligations at December 31, 2000 are as follows (See Notes A and E):



                      2001                          $    692,000

                      2002                               714,000

                      2003                               737,000

                      2004                               760,000

                      2005                               784,000

                Thereafter                             2,074,000

                                                    ------------

                     Total                          $  5,761,000

                                                    ============



NOTE M -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS



The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and several long-term debt obligations. As of December 31,

2000 and 1999, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable and Lessee working capital loan approximate fair value because of the short maturity of these instruments. As of

December 31, 2000 and 1999, the carrying amounts for the long-term debt obligations also approximate fair value because such obligations incur interest at variable rates.



NOTE N -- LEGAL PROCEEDING



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

(collectively hereafter "the Company") in Seventh District Court for Carbon

County, State of Utah (the "Court"). The third amended complaint alleges that the Company breached the purchase and sale agreement by which the Company transferred all of its interest in Sunnyside Cogeneration Associates ("SCA"), a joint venture which owned and operated a nominal 51 megawatt waste coal-fired facility located in Carbon County, Utah. The third amended complaint also alleges that the Company made certain misrepresentations in connection with the purchase and sale agreement. As a result of the alleged breaches of contract and misrepresentations, the Plaintiffs allege that they suffered damages in an unspecified amount that exceed the aggregate outstanding principal and interest balances due to the Company by Sunnyside II L.P. and Sunnyside I, Inc. under certain notes receivable. On April 9, 1999, in response to the Plaintiffs' third amended complaint, the Company filed an answer and restatement of its earlier restated counterclaim dated January 21, 1999. In the answer to the third amended complaint, the Company denied all material allegations and asserted numerous affirmative defenses. In the restated counterclaim, the Company alleges numerous causes of action against the Plaintiffs which include breach of contract, breach of the promissory notes, intentional, malicious and willful breach of contract,

intentional tort, interference and misrepresentation. Through the restated

counterclaim, the Company seeks remedies which include: (1) compensatory, consequential and punitive damages; (2) acceleration and immediate payment in full of the promissory notes; and (3) injunctions to require the

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



The Company has been vigorously defending against the third amended complaint and vigorously pursuing the causes of action in the restated counterclaim for the last several years. In December 2000, the Company and the Plaintiffs

(collectively the "Parties") held a non-binding mediation and settlement conference to determine whether they could resolve their differences and settle this litigation. During this settlement conference, the Parties deliberated their differences and ultimately reached a verbal settlement proposal. Since the settlement conference, the Parties have been negotiating a written binding settlement agreement to end the litigation. In March 2001, the Parties prepared a written settlement agreement which, by its terms, must be executed by the

Parties no later than April 16, 2001. At the time of this filing, the Parties have yet to finalize the settlement agreement. Until the settlement agreement is finalized, there can be no assurance that the litigation would not continue in the future. Should the litigation continue, an unfavorable resolution and/or extensive professional fees to defend the litigation could adversely affect the

Company's results of operations and financial position.



NOTE O -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE



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