Form 10-K405/A
period 2000-12-31
ENVIRONMENTAL POWER CORP
filed 2001-04-30
CIK 805012

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 2000
                               ---------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

     For the transition period from  __________  to  _______________

     Commission File Number                   0-15472
                             ----------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                       04-2782065
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on April 23, 2001, was $2,019,698.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On April 23, 2001 there were 11,406,783 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

Description of Contents                                                                                 Page #
-----------------------                                                                                 ------

PART III:
---------
Item 10.   Directors and Executive Officers                                                                2
Item 11.   Executive Compensation                                                                          4
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  6
Item 13.   Certain Relationships and Related Transactions                                                  7
Signature page                                                                                             8

                                    PART III
                                    --------

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

The Company's directors are elected annually by the shareholders and hold office for the ensuing year and until their successors have been elected and qualified. The following table sets forth the ages and principal occupations for the Company's directors during the past five years.

Name                             Age          Principal Occupation
----                             ---          --------------------
Joseph E. Cresci                 58           Chairman and Chief Executive Officer of
                                              the Company (1982 to present).

Donald A. Livingston             58           President and Chief Operating Officer of
                                              the Company (1991 to present).

Peter J. Blampied                58           Trustee, Northeast Investors Trust (2000 to present);
                                              President, Corcoran Management Company (1998-present);
                                              Director, A.W. Perry, Inc. (1998 - present);
                                              Director, Access Capital Strategies (1997 - present);
                                              Director, Nellie Mae (1982 - present);  Director,
                                              Citizens Bank of Massachusetts (1996 to 1999); and
                                              Director, Citizens Financial Group, Inc. (1994-1996)

Edward B. Koehler, Esq.          47           Partner, Hunton & Williams, Hong Kong (1990 to present)

Robert I. Weisberg               53           President and Chief Executive Officer, Alco Financial
                                              Services, LLC (1997 - present); Trustee, Monterey
                                              Mutual Fund (1998 to present); and President and Chief
                                              Executive Officer, Pro-Care Financial Group, Inc.
                                              (1994 - 1997)

Mr. Blampied is a director for Access Capital Strategies, 124 Mount Auburn Street, Cambridge, MA 02138 and a trustee for Northeast Investors Trust, 50 Congress Street, Boston, MA 02109. Mr. Weisberg is a trustee for Monterey Mutual Fund, 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401. Except as noted herein, none of the Company's directors hold any other directorships in any company subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

The Company's executive officers, which are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

      Name              Age                Position
      ----              ---                --------
Joseph E. Cresci         58    Chairman and Chief Executive Officer

Donald A. Livingston     58    President and Chief Operating Officer

William D. Linehan       35    Treasurer, Secretary and Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock and other equity securities of the Company with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

The Company believes, based solely on its review of the copies of forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, that its officers, directors and greater than ten-percent beneficial owners complied with all filing requirements applicable to them for 2000.

Item 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table: The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer, Chief Operating Officer and each other executive officer earning in excess of $100,000 in salary and bonus in 2000 (the "Named Executives") for the three fiscal years ended December 31, 2000.

                                           Annual Compensation                           Long-Term Compensation
                                           -------------------                           ----------------------

Name and                                                                               Restricted
Principal Position                 Year           Salary           Bonus              Stock Awards        Options
------------------                 ----          --------         --------            ------------        -------
Joseph E. Cresci                   2000          $150,000         $350,000                   --             --
Chairman of the Board and          1999           150,000               --                   --             --
Chief Executive Officer            1998            67,584               --                   --             --

Donald A. Livingston               2000          $150,000         $350,000                   --             --
President and                      1999           150,000               --                   --             --
Chief Operating Officer            1998            90,569               --                   --             --

William D. Linehan                 2000          $ 91,708         $ 10,000                   --             --
Secretary, Treasurer and           1999            71,500               --                   --             --
Chief Financial Officer            1998            71,500            7,500                   --             --

Stock Options: There were no options granted during 2000 to the Named Executives. As of December 31, 2000, there were no unexercised options held by the Named Executives.

Defined Benefit Pension Plan: In December 1998, the Company established a noncontributory defined benefit pension plan (the "Pension Plan") covering all eligible employees of the Company. The Pension Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees aged 21 or older who have completed twelve months of service during which they worked a minimum of 1,000 hours are eligible to participate. Employees earn a year of service for vesting purposes in each employment year in which they complete at least 1,000 hours of employment. Employees become vested in the Pension Plan over a 6 year period (20% after 2 years and 20% per year thereafter, to 100% after 6 years). Benefits are based upon the participant's annual compensation (including bonuses and similar special pay), as more fully defined in the Pension Plan, over the number of years of service up to a maximum of 25 years.

The following table shows the estimated annual pension benefits payable upon retirement to a participant of the Pension Plan for various salary levels and years of service.

                Average                                       Years of Service
                                                              ----------------
          Annual Compensation                   10           15             20               25
          -------------------                   --           --             --               --
                100,000                       11,000       24,750         44,000           55,000
                150,000                       16,500       37,125         66,000           82,500
                200,000                       18,700       42,075         74,800           93,500
                250,000                       18,700       42,075         74,800           93,500

During fiscal year 2000, the maximum amount of annual compensation which may be included for Pension Plan purposes was $170,000. The figures shown above apply under the Pension Plan as of December 31, 2000. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under the Federal income tax law, the maximum annual benefit payable under the Pension Plan for the fiscal year ending December 31, 2000 is $135,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of December 31, 2000, Messrs. Cresci and Livingston each had eighteen years of credited service service under the Pension Plan and Mr. Linehan had five years of credited service under the Pension Plan.

Compensation of Directors

Each director of the Company who is not an officer or employee of the Company receives $2,000 (plus expenses) for each scheduled meeting of the Board of Directors or non-coincident meeting of a board committee which he attends.

During 2000, Messrs. Blampied and Weisberg received option grants to purchase 10,000 shares each under the Company's Director Option Plan which are exercisable at per share prices of $.50 and $.6875, respectively, based on the market prices of the Common Stock on their respective anniversary dates of becoming directors. Mr. Koehler, under the policies of the law firm in which he is a partner, which law firm periodically provides services to the Company, is prohibited from owning shares in the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Peter J. Blampied, Edward B. Koehler and Robert I. Weisberg. No member of the Compensation Committee is now an officer or an employee of the Company or any of its subsidiaries or has been at any time an officer or employee of the Company or any of its subsidiaries.

Mr. Koehler is a partner with Hunton & Williams, Hong Kong, a law firm which periodically provides services to the Company.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 23, 2001 the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date, the number of shares owned by each of such persons and the percentage of the class represented thereby.

         Name and Address of                         Amount and Nature of                       Percentage
           Beneficial Owner                        Beneficial Ownership (1)                      of Class
           ----------------                        ------------------------                      --------
Joseph E. Cresci                                         4,725,348 (2)(4)                         41.43%
c/o Environmental Power Corporation
500 Market Street, Suite 1-E
Portsmouth, New Hampshire 03801

Donald A. Livingston                                     2,461,739                                21.58%
c/o Environmental Power Corporation
500 Market Street, Suite 1-E
Portsmouth, New Hampshire 03801

James F. Powers, as Trustee                              1,000,000 (3)                             8.77%
c/o Vitale Caturano and Company
210 Commercial Street
Boston, MA 02109

(1) Information with respect to beneficial ownership is based upon information furnished by such stockholders. Except as indicated in notes 2, 3 and 4 all shares are held beneficially and of record.

(2) Includes 3,665,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci's wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership.

(3) Consists of 1,000,000 shares which Mr. Cresci deposited into a voting trust (the "Voting Trust") on November 20, 1996 and in which Mr. Powers has beneficial ownership in his capacity as trustee with sole voting power.
     Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power.

(4)  Includes 1,000,000 shares held by the Voting Trust (See Note 3).


The following table sets forth as of April 23, 2001 the number and percentage of outstanding shares of Common Stock beneficially owned by the Company's Named Executives, Directors, and Directors and Officers as a group. Mr. Linehan, a Named Executive, and Mr. Koehler, a Director, do not beneficially own Common Stock.

    Nominee's Name                     Positions and                   Amount & Nature
    and Date First                     Offices with                     of Beneficial        Percent of
  Became a Director                     the Company                     Ownership (1)           Class
  -----------------                     -----------                     -------------        ----------
Joseph E. Cresci             Chairman, Chief Executive                    4,725,348 (2)         41.43%
1982                         Officer and Director

Donald A. Livingston         President, Chief Operating
1982                         Officer and Director                         2,461,739             21.58%


Peter J. Blampied            Director                                       130,300 (3)          1.14%
1988

Robert I. Weisberg           Director                                       110,000 (4)           .96%
1994

All Directors and Officers as a group (6 persons)                         7,427,387 (5)         64.77%

(1) Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in notes 2, 3, and 4, all shares are held beneficially and of record.

(2) Includes 3,665,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 1,000,000 shares held by the Voting Trust and 59,730 shares held in trust for the benefit of Mr. Cresci and his children; but does not include 20,000 shares owned by Mr. Cresci's wife as to which shares he disclaims beneficial ownership. Mr. Cresci has shared voting and investment power with respect to the 59,730 shares held in trust for the benefit of himself and his children but no voting power with respect to the shares held in the Voting Trust.

(3) Includes 30,000 shares which Mr. Blampied has the right to acquire pursuant to stock options which are all currently exercisable.

(4) Includes 30,000 shares which Mr. Weisberg has the right to acquire pursuant to stock options which are all currently exercisable.

(5) Includes 60,000 shares which Messrs. Blampied and Weisberg have the right to acquire pursuant to stock options which are all currently exercisable.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1985, the Company loaned $55,000 to Mr. Livingston. This loan incurred interest at a bank's floating prime rate plus 1/2% and was due and payable by December 31, 2000. On December 29, 2000, Mr. Livingston made aggregate principal and interest payments of $128,218 to satisfy this obligation.

During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of the Company's Common Stock. As payment for the exercise price of these stock options, the Company accepted promissory notes which are payable upon demand by the Company from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. Interest on these notes, which is payable monthly at the Applicable Federal Rate, amounted to $46,735 in the aggregate during 2000 and has been fully collected from Messrs.

Cresci and Livingston. As of April 23, 2001, Messrs. Cresci and Livingston had aggregate balances due to the Company of $186,875 and $410,498, respectively under the these notes.

In September 1997, Mr. Weisberg exercised options to purchase 80,000 shares of the Company's Common Stock. As payment for the exercise price of these stock options, the Company accepted a promissory note which is payable upon demand by the Company from Mr. Weisberg in the amount of $48,575. Interest on this note, which is payable quarterly at the Applicable Federal Rate, amounted to $2,983 in 2000 and has been fully collected from Mr. Weisberg.

Edward B. Koehler is a partner with Hunton & Williams, Hong Kong, a law firm which periodically provides services to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                     ENVIRONMENTAL POWER CORPORATION

April 26, 2001        By   /s/ William D. Linehan
                           -----------------------------------------------------
                           Treasurer, Secretary and Chief Financial Officer
                           (principal accounting officer and authorized officer)