Form 10-Q
period 2001-03-31
ENVIRONMENTAL POWER CORP
filed 2001-05-14
CIK 805012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                        March 31, 2001
                                        ----------------------------------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                              -------------      --------------

             Commission file number                     0-15472
                                         ---------------------------------------

                         Environmental Power Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                                 04-2782065
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                  Number of shares of Common Stock outstanding

                   at  May 14, 2001       11,406,783 shares

                      The Exhibit Index appears on Page 25.

                          Total number of pages is 26.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ENVIRONMENTAL POWER CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                     Page No.
                                                                                                   --------
         Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as
         of March 31, 2001 (unaudited) and December 31, 2000 ..................................      2


         Condensed Consolidated Statements of Operations (unaudited) for the Three Months
         Ended  March 31, 2001 and March 31, 2000  ............................................      3

         Condensed Consolidated  Statements of Cash Flows (unaudited) for the Three Months Ended
         March 31, 2001 and March 31, 2000  ...................................................      4

         Notes to Condensed Consolidated Financial Statements .................................    5-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...........................................................................    7-23

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................      24

PART II.  OTHER INFORMATION

         Item 1.          Legal Proceedings ...................................................      25

         Item 6.          Exhibits and Reports on Form 8-K ....................................      25

         Signatures ...........................................................................      26

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31                December 31
                                                                                 2001                     2000
                                                                           -----------------         ----------------
ASSETS                                                                       (Unaudited)

CURRENT ASSETS:
    Cash  and  cash equivalents                                          $           11,427       $          307,666
    Restricted cash                                                                 798,979                  587,476
    Receivable from utility                                                       7,694,577                7,336,408
    Other current assets                                                          1,355,034                  760,980
                                                                           -----------------         ----------------
                      TOTAL CURRENT ASSETS                                        9,860,017                8,992,530

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                517,629                  558,015

DEFERRED INCOME TAX ASSET                                                           724,193                  755,193

LEASE RIGHTS, NET                                                                 2,273,256                2,310,507

ACCRUED POWER GENERATION REVENUES                                                58,053,351               56,188,143

OTHER ASSETS                                                                        451,328                  479,786
                                                                           -----------------         ----------------

                     TOTAL ASSETS                                        $       71,879,774       $       69,284,174
                                                                           =================         ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $        7,122,399       $        6,952,054
    Dividends payable on common stock                                                   ---                  171,102
    Other current liabilities                                                     2,865,489                3,045,787
                                                                           -----------------         ----------------
                    TOTAL CURRENT LIABILITIES                                     9,987,888               10,168,943

DEFERRED GAIN, NET                                                                4,703,262                4,780,365

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                          2,118,172                2,116,309

ACCRUED  LEASE  EXPENSES                                                         58,053,351               56,188,143
                                                                           -----------------         ----------------
                   TOTAL LIABILITIES                                             74,862,673               73,253,760
                                                                           -----------------         ----------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued)                                                                        ---                      ---
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at March 31, 2001 and December 31, 2000, respectively)                  100                      100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at March 31, 2001 and
         December 31, 2000, respectively; 11,406,783 shares outstanding
         at March 31, 2001 and December 31, 2000, respectively)                     125,254                  125,254
    Accumulated deficit                                                          (2,206,034)              (3,192,721)
                                                                           -----------------         ----------------
                                                                                 (2,080,680)              (3,067,367)

    Treasury stock (1,118,640 common shares, at cost, as of
         March 31, 2001 and December 31, 2000, respectively)                       (456,271)                (456,271)
    Notes receivable from officers and board members                               (445,948)                (445,948)
                                                                           -----------------         ----------------
                    TOTAL SHAREHOLDERS' DEFICIT                                  (2,982,899)              (3,969,586)
                                                                           -----------------         ----------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $       71,879,774       $       69,284,174
                                                                           =================         ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Three Months Ended March 31
                                                                               2001                     2000
                                                                    -----------------------     -------------------
POWER GENERATION REVENUES                                           $           13,482,891      $       16,768,555
                                                                    -----------------------     -------------------

COSTS AND EXPENSES:
     Operating expenses                                                          4,957,240               5,239,505
     Lease expenses                                                              6,015,022               7,651,398
     General and administrative expenses                                           685,729                 664,797
     Depreciation and amortization                                                  86,547                 105,386
                                                                    -----------------------     -------------------
                                                                                11,744,538              13,661,086
                                                                    -----------------------     -------------------

OPERATING INCOME                                                                 1,738,353               3,107,469
                                                                    -----------------------     -------------------

OTHER INCOME (EXPENSE), NET:
     Interest income                                                                18,784                 634,022
     Interest expense                                                              (69,303)                (92,004)
     Amortization of deferred gain                                                  77,103                  77,102
                                                                    -----------------------     -------------------
                                                                                    26,584                 619,120
                                                                    -----------------------     -------------------

INCOME BEFORE INCOME TAXES                                                       1,764,937               3,726,589

INCOME TAX EXPENSE                                                                (777,000)             (1,640,000)
                                                                    -----------------------     -------------------

NET INCOME                                                          $              987,937      $        2,086,589
                                                                    =======================     ===================

BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                                    $                 0.09      $             0.18
                                                                    =======================     ===================

DIVIDENDS:
     Common shares (1)                                              $                  ---      $              ---
     Preferred shares                                                                1,250                   1,250
                                                                    -----------------------     -------------------
                                                                    $                1,250      $            1,250
                                                                    =======================     ===================

DIVIDENDS PER COMMON SHARE (1)                                      $                0.000      $            0.000
                                                                    =======================     ===================

(1) Dividends for the first quarter of 2000 of $171,102 (1.5 cents per common share) were declared and paid in April 2000. There were no dividends declared for the first quarter of 2001.

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                         2001                  2000
                                                                  ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $       987,937       $     2,086,589
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                    86,547               105,386
          Deferred income taxes                                            31,000                   ---
          Amortization of deferred gain                                   (77,103)              (77,102)
          Accrued power generation revenues                            (1,865,208)           (1,758,999)
          Accrued lease expenses                                        1,865,208             1,758,999
          Changes in operating assets and liabilities:
               Increase in receivable from utility                       (358,169)             (402,232)
               (Increase) decrease in other current assets               (594,054)               32,248
               Decrease (increase) in other assets                         19,548                (2,959)
               Increase in accounts payable and accrued expenses          170,345               443,624
               Increase in long-term liabilities                              ---                 2,850
               Increase in long-term debt to supplier                       1,863                 3,375
                                                                  ----------------      ----------------
                     Net cash provided by operating activities            267,914             2,191,779
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                          (211,503)             (194,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                    (172,352)             (172,352)
    Net repayments of working capital loan                               (143,215)             (194,542)
    Repayment of secured promissory notes payable and
         other borrowings                                                 (37,083)                  ---
                                                                  ----------------      ----------------
                  Net cash used in financing activities                  (352,650)             (366,894)
                                                                  ----------------      ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (296,239)            1,630,112

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            307,666               306,188
                                                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $        11,427       $     1,936,300
                                                                  ================      ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2001 and 2000.

                                                                    Income               Shares            Per Share
                                                                  (Numerator)         (Denominator)         Amounts
                                                                ----------------    ------------------    -------------
Three Months Ended March 31, 2001:
----------------------------------
Income available to shareholders                                     $  987,937            11,406,783           $  .09
Effect of dividends to preferred stockholders                           (1,250)
                                                                ----------------    ------------------    -------------
Basic EPS - income available to common shareholders                     986,687            11,406,783              .09
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 1,207
                                                                ----------------    ------------------    -------------
Diluted EPS - income available to common shareholders                $  986,687            11,407,990           $  .09
                                                                ================    ==================    =============

Three Months Ended March 31, 2000:
Income available to shareholders                                    $ 2,086,589            11,406,783           $  .18
Effect of dividends to preferred stockholders                           (1,250)
                                                                ----------------    ------------------    -------------
Basic EPS - income available to common shareholders                   2,085,339            11,406,783              .18
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                   543
                                                                ----------------    ------------------    -------------
Diluted EPS - income available to common shareholders               $ 2,085,339            11,407,326           $  .18
                                                                ================    ==================    =============

NOTE C - SUBSEQUENT EVENT
-------------------------

On April 10, 2001, Environmental Power Corporation and certain of its wholly-owned subsidiaries (the "Defendants") received aggregate proceeds of $1,500,000 from B&W Sunnyside, Inc., NRG Sunnyside, Inc. and certain of their affiliates (the "Plaintiffs") as consideration pursuant to a Binding Settlement Agreement (the "Settlement") dated April 9, 2001. The Settlement resolved a legal proceeding between the Plaintiffs and Defendants which had been ongoing since May 3, 1996. The nature of the legal proceeding and the terms and conditions of the Settlement were described in previous filings with the Securities and Exchange Commission.

At the time of making the Settlement, the Defendants had recorded on their balance sheets aggregate contingent obligations of approximately $1.2 million due to third party creditors. As part of the Settlement, the Defendants were formally released from contingent obligations which amounted to $177,961. Because of the terms of the Settlement, which terms represented a substantial compromise of their previous claims against the Plaintiffs, the Defendants are presently considering their rights and obligations with respect to the remaining contingent obligations. Until the Defendants resolve these remaining issues, the unsettled contingent obligations will remain recorded on their balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. The Company's leasehold interest in the Scrubgrass Project is held by EPC's subsidiary, Buzzard Power Corporation ("Buzzard"). Buzzard leases the Scrubgrass Project from Scrubgrass Generating Company L.P. (the "Lessor"). Buzzard has a Management Services Agreement (the "MSA") with PG&E National Energy Group Company (the "Manager") to manage the Scrubgrass Project and a 15-year Operations and Maintenance Agreement (the "O&M") with PG&E Operating Services Company (the "Operator") to operate the Scrubgrass Project. Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC") pursuant to a 25 year power purchase agreement (the "PPA") which expires in 2018.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three months ended March 31, 2001 ("2001") with the results of operations for the three months ended March 31, 2000 ("2000"). Historical results and trends which might appear should not be taken as indicative of future operations.

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

Results of Operations

Net income in 2001 amounted to $987,937 (9 cents per share) as compared to net income of $2,086,589 (18 cents per share) in 2000. The decrease in net results during 2001 is primarily attributable to a decrease in power generation revenues, a decrease in interest income, and an increase in general and administrative expenses. The effect of these changes was offset in part by decreases in operating expenses, lease expenses, and income tax expense. The reasons for the changes in the Company's net results are discussed in more detail in the following paragraphs.

Power generation revenues in 2001 amounted to $13,482,891 as compared to $16,768,555 in 2000. The decrease in power generation revenues during 2001 is primarily attributable to the absence of revenues of approximately $3,687,000 from the settlement agreement with PENELEC. This decrease was offset in part by a 5% increase in certain rates billed to PENELEC under the terms of the PPA and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $1,865,208 and $1,758,999 for 2001 and 2000, respectively. The Scrubgrass Project, which operated at 93.7% of its capacity in 2001 as compared to 93.9% in 2000, had comparable power generation during each period.

Operating expenses in 2001 amounted to $4,957,240 as compared to $5,239,505 in 2000. The decrease in operating expenses is primarily attributable to the following reasons. First, the Company performed certain maintenance procedures prior to the scheduled annual outage in Fiscal 2000. Since these procedures are typically performed in later quarters, the Company had a decrease in maintenance expenses during 2001 by comparison to 2000. Second, diesel fuel prices in 2001 were lower by comparison to 2000. Third, due to favorable pricing from an advance purchase, the Company had a decrease in limestone expenses. Fourth, due to certain non-recurring fees incurred in 2000, the Company had a decrease in its ash handling expenses during 2001. These decreases were offset in part by the following increases in operating expenses during 2001. First, the Company had higher fuel costs in 2001 primarily as a result of cost escalations in certain fuel supply agreements. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs and operator fees to the Company.

Lease expenses in 2001 amounted to $6,015,022 as compared to $7,651,398 in 2000. The decrease in lease expenses during 2001 is primarily attributable to lower additional rents paid to the Lessor. The additional rents paid to the Lessor, which amount to 50 percent of the net cash flows from the Scrubgrass Project, were lower during 2001 primarily due to the absence of revenues and interest income from the PENELEC settlement. This decrease in lease expenses was offset in part by the following increases in lease expenses during 2001. First, due to the recent refinancing of the Lessor's letter of credit, the Company had an increase in the Lessor's letter of credit fees which were passed through in its facility lease expenses. Second, due primarily to higher average interest rates on the tax exempt bonds, the Company had increases in senior debt interest which were passed through in its facility lease expenses. Third, the Company had an increase in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $1,865,208 and $1,758,999 for 2001 and 2000, respectively.

General and administrative expenses in 2001 amounted to $685,729 as compared to $664,797 in 2000. While aggregate general and administrative expenses did not materially change from 2000 to 2001, the following changes are worthy of comment. The Company incurred increases in Scrubgrass insurance expense, pension expense, and administrative salaries during 2001. These increases were substantially offset by a decrease in Scrubgrass management expenses during 2001. Scrubgrass incurred significant professional fees, travel expenses and labor related costs during 2000 to address certain non-recurring business matters.

Interest income in 2001 amounted to $18,784 as compared to $634,022 in 2000. The decrease during 2001 is primary attributable to the absence of approximately $608,000 of interest income from the settlement agreement with PENELEC.

Income tax expense in 2001 amounted to $777,000 as compared to $1,640,000 in 2000. The decrease in income tax expense for 2001 is primarily attributable to the decrease in pre-tax earnings and a decrease in the expected effective income tax rate. The effective income tax rate for Fiscal 2001 is currently projected to be approximately 44% which is lower than the actual tax rate of approximately 47% incurred in Fiscal 2000. Due to revenues from the PENELEC settlement and sales of NOx Credits, the Company's taxable earnings were significantly concentrated in Pennsylvania during Fiscal 2000, which state carries the highest effective tax rate for the Company. The Company does not presently expect its taxable earnings will be so highly concentrated in Pennsylvania during Fiscal 2001.

Fiscal 2001 Outlook

The Company offers the following prospective information concerning its results of operations for the year ended December 31, 2001 ("Fiscal 2001") which are being compared to the historical results of operations for the year ended December 31, 2000 ("Fiscal 2000"):

      Power generation revenues - Power generation revenues are expected to decrease in Fiscal 2001 primarily due to the absence of revenues from the PENELEC settlement. This decrease would be offset in part by a 5% increase in certain contracted rates under the PPA and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA.

      Operating expenses - Operating expenses are expected to increase in Fiscal 2001 from a 4% average escalation in rates for fuel supply agreements, a 5% escalation in rates for Operator fees, changes in the scope of planned maintenance procedures, and anticipated increases in the Operator's labor and related costs. During Fiscal 2001 to date, these increases have been offset in part by improvements in diesel fuel prices and fuel quality. However, the Company cannot reasonably predict the extent of changes in diesel fuel prices and fuel quality for the remainder of Fiscal 2001.

      Lease expenses - Lease expenses are expected to decrease in Fiscal 2001 for the following reasons. First, the Company expects that lower interest rates on the Lessor's tax-exempt bonds and term loans will decrease the Lessor's loan costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to have scheduled decreases in base equity rents during Fiscal 2001. Third, due to projected decreases in available cash flows from the Scrubgrass Project, which included significant non-recurring revenues and interest income during Fiscal 2000, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would decrease in Fiscal 2001. These decreases are expected to be offset in part by increases in the Lessor's letter of credit fees and term loan payments which would be passed through to the Company in its facility lease expenses.

      General and administrative expenses - General and administrative expenses are expected to decrease during Fiscal 2001 for the following reasons. First, the Company paid significant bonuses to its executive officers during Fiscal 2000 which are expected to occur to a lesser extent during Fiscal 2001. Second, the Company incurred significant professional fees, travel expenses and Scrubgrass Project management expenses during Fiscal 2000 to address certain non-recurring business matters. The Company presently expects these matters would require less attention during Fiscal 2001. Third, due to the settlement of the Sunnyside Project litigation, the Company expects to realize a reduction in legal fees. The Company's legal fees, professional fees and Scrubgrass Project management costs are subject to considerable variation each year due to the demands of legal proceedings, contractual matters and new business developments. As such, the Company cannot predict the full extent of changes to general and administrative expenses.

      Other income - Other income is expected to materially decrease in Fiscal 2001 primarily due to the absence of interest income from the PENELEC settlement and the absence of income from sales of NOx Credits.

      Income tax expense - Income tax expense is expected to significantly decrease in light of anticipated decreases in income before income taxes and the effective tax rate.

      Litigation recoveries -As discussed in Note C to the Condensed Consolidated Financial Statements, the Company had been involved in a legal proceeding for almost five years with the Plaintiffs to collect their remaining obligations for the sale of the Sunnyside Project. On April 10, 2001, the Company received $1,500,000 in full settlement of the legal proceeding which was reported as additional income in Fiscal 2001.

Recently Issued Accounting Standards

There were no recently issued accounting standards which are required to be adopted in the future.

Liquidity and Capital Resources

Operating Activities

The Company had cash provided by operating activities of $267,914 and $2,191,779 in 2001 and 2000, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project and investment earnings.

The Company's net income during 2001 and 2000 contributed a significant portion of the cash provided by operations. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's 2001 net income to its net cash provided by operating activities.

Depreciation and amortization - During 2001, the Company recognized depreciation and amortization for its lease rights of $37,251, deferred financing costs of $8,910, machinery and equipment modifications of $38,277 and equipment and furniture of $2,109.

Deferred gain, net - The Company's deferred gain, net, amounted to $4,703,262 as of March 31, 2001 as compared to $4,780,365 as of December 31, 2000. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during 2001:

Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $7,694,577 as of March 31, 2001 as compared to $7,336,408 as of December 31, 2000. The increase in 2001 is primarily attributable to a 5% increase in certain contracted rates under the PPA.

Other current assets - The Company's other current assets amounted to $1,355,034 as of March 31, 2001 as compared to $760,980 as of December 31, 2000. The increase in other current assets is largely attributable to higher on-hand quantities of limestone inventory. During January 2001, the Company purchased a significant amount of limestone inventory in advance of its consumption requirements to obtain favorable pricing. This increase was offset in part by a seasonal decrease in prepaid insurance.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $7,122,399 as of March 31, 2001 as compared to $6,952,054 as of December 31, 2000. The increase in accounts payable and accrued expenses is primarily attributable to the following reasons. First, corporate taxes payable increased from $743,208 as of December 31, 2000 to $1,292,604 as of March 31, 2001. The increase in corporate taxes payable is largely attributable to Pennsylvania taxes for Fiscal 2000 which were not paid until April 2001. Second, accrued bond interest increased from $517,196 as of December 31, 2000 to $1,128,793 as of March 31, 2001. The increase in accrued bond interest is largely attributable to higher average interest rates and longer bond maturities. The aforementioned increases were offset in part by the following decreases in accounts payable and accrued expenses. First, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of March 31, 2001 included only three months of expense as compared to 12 months of expense as of December 31, 2000. Second, due to expenses related to a short planned outage in November 2000, the Company's accounts payable and accrued expenses as of December 31, 2000 were higher by comparison to March 31, 2001. Third, due to the timing of bi-weekly pay periods, the Company's accounts payable and accrued expenses as of December 31, 2000 included an extra payroll billing from the Manager and Operator by comparison to March 31, 2001.

Investing Activities

The Company used $211,503 and $194,773 in investing activities during 2001 and 2000, respectively. The Company's investing activities are concentrated primarily in the following areas:

Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During 2001 and 2000, the Company made scheduled deposits to the restricted major maintenance fund of $197,548 and $185,052, respectively. The remaining increases in restricted cash primarily pertain to earnings on available restricted cash balances. The Company did not make expenditures for major equipment overhauls during 2001 and 2000.

Property, plant and equipment - The Company did not make any investments in property, plant and equipment during 2001 and 2000.

Financing Activities

The Company used $352,650 and $366,894 in financing activities during 2001 and 2000, respectively. The Company's financing activities are concentrated primarily in the following areas:

Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company declared dividends of $171,102 (1.5 cents per share) during the fourth quarter of 2000 which were paid on January 10, 2001 and dividends of $171,102 (1.5 cents per share) during the fourth quarter of 1999 which were paid on January 14, 2000. The Company also paid dividends to a preferred stockholder of $1,250 during each of 2001 and 2000. As such, the Company paid total dividends of $172,352 during each of 2001 and 2000. The Company declared a dividend for the first quarter of 2000 in April 2000 and elected not to declare a dividend for the first quarter of 2001. See "Cash Flow Outlook" for a further discussion of dividends.

Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement were $2,599,746 and $2,742,961 as of March 31, 2001 and December 31, 2000, respectively. During 2001 and 2000, the Company made net repayments under the Lessee Working Capital Loan Agreement of $143,215 and $194,542, respectively.

Scrubgrass Project Obligations- The Company has a long-term obligation related to its Scrubgrass Project with scheduled maturities through 2005 and with outstanding principal balances of $1,151,490 and $1,188,573 as of March 31, 2001 and December 31, 2000, respectively. The Company made principal payments of $37,083 and $-0- for this obligation in 2001 and 2000, respectively.

Sunnyside Project Obligations - As of March 31, 2001, the Company had contingent obligations of approximately $1.2 million for the Sunnyside Project which were payable based on a schedule which was related to the proceeds received from the collection of the Company's outstanding notes receivable from the sale of the Sunnyside Project. The Company's notes receivable from the Sunnyside Project were the subject of a litigation which was recently settled in April 2001. As part of the Settlement, the Company received $1,500,000 and was formally released from contingent obligations which amounted to $177,961. Because of the terms of the Settlement, which terms represented a substantial compromise of its previous claims against the Plaintiffs, the

Company is presently considering its rights and obligations with respect to the remaining contingent obligations. Until the Company resolves these remaining issues, the unsettled contingent obligations will remain recorded on its consolidated balance sheet. The Company reported the settlement proceeds of $1,500,000 and contingent liability release of $177,961 as income during the second quarter of 2001.

Cash Flow Outlook

During Fiscal 2001, the Company expects the principal sources of cash to fund its business activities will be from available cash balances, investment earnings, proceeds from the Settlement, and cash which may become available from the Scrubgrass Project. As discussed in its Fiscal 2000 Annual Report on Form 10-K, the Company is not able to receive distributions from the Scrubgrass Project until all operating expenses, base lease payments, certain restricted cash deposits and other subordinated payments of the Scrubgrass Project are satisfied. Nevertheless, the Scrubgrass Project's cash flows in Fiscal 2001 are expected to be sufficient to satisfy all of these restrictions and provide the Company with continuing distributions for the foreseeable future. According to certain agreements, the Scrubgrass Project is scheduled to make payments in Fiscal 2001 of $302,826 for debt and $808,936 for deposits to restricted cash.

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

Recently, NEG has been in long-term refinancing discussions with the lending agent for the Scrubgrass Project. Through these discussions, NEG has addressed or is addressing the following financing requirements for the Scrubgrass
Project:

1) the Lessor's tax-exempt bond letter of credit expired in December 2000 and needed to be replaced or extended.

2) Buzzard is required to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days during Fiscal 2001 and Fiscal 2002.

3)   Buzzard's Lessee Working Capital Loan commitment expires in December 2002.

4) PENELEC's contracted payment terms will be extended by 20 days beginning in July 2003, which is expected to create the need for additional working capital.

In November 2000, NEG replaced the expiring letter of credit with a new letter of credit expiring on December 31, 2006. Under the terms of the replacement letter of credit, the Lessor paid an origination fee of $105,000 in Fiscal 2000 and agreed to pay additional fees of approximately $417,000 per year beginning in Fiscal 2001. Buzzard is required to reimburse the Lessor for these fees under the terms of the Scrubgrass Project lease.

NEG continues to address the remaining three financing matters with the lending agent of the Scrubgrass Project. Recently, NEG reached a provisional agreement with the lending agent which is expected to address all of the remaining financing matters. Under the terms of this provisional agreement, the available working capital facility would be increased from $4 million to $10 million through Fiscal 2005 with annual paydown requirements of $2.5 million in Fiscal 2001 and Fiscal 2002, and $8 million in Fiscal 2003 through Fiscal 2005. After Fiscal 2005, the available working capital facility and annual paydown requirements would reduce incrementally until the expiration of the proposed working capital facility in Fiscal 2008. Due to its credit constraints, the lending agent is expected to transfer a portion of its existing Scrubgrass Project loan commitments to another financial institution in order to provide the proposed working capital facility. At this time, the Company has no reason to believe that the provisional agreement would not eventually be finalized. However, present uncertainties in the energy market could cause delays in locating a suitable financial institution for the lending agent's transferable loan commitments (See "Certain Factors That May Affect Future Results - Third Party Project Management"). Should there be delays in finalizing the working capital facility, the Company's distributions from the Scrubgrass Project may be delayed or reduced. As time passes, there can also be no assurance that the terms of the provisional agreement would not be amended to reflect changes in market conditions.

As discussed further in Note C to the Condensed Consolidated Financial Statements, the Company had been seeking financial recoveries for almost five years from the Purchasers of the Sunnyside Project in a legal proceeding. On April 10, 2001, the Company received $1,500,000 in full settlement of the legal proceeding. The litigation settlement enhanced the Company's financial results and cash position in Fiscal 2001.

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

As discussed in the Fiscal 2000 Annual Report on Form 10-K, the Company is simultaneously evaluating several options for the future of its business to enhance shareholder value. These options include a possible sale of EPC or its assets, merger with another entity, or re-emergence into the development market. As one or more of these options become more apparent, the Board is likely to give additional consideration to them in its determination of dividends. The Board may decide to preserve the Company's available cash resources to pursue one or more of these alternatives or, in the case of a possible sale, delay distributions to obtain a more favorable capital gain treatment at the time of the sale. The Board's decision to preserve the Company's cash resources could reduce or eliminate future dividends. On April 2, 2001, the Board decided not to declare a dividend for the first quarter of 2001. The payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements.

The Company believes that the Scrubgrass Project would continue to achieve earnings and cash flows from its operations on an annual basis for the foreseeable future. The PPA has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues each year over a long-term period. Furthermore, as discussed above, the Company received a financial recovery from the Sunnyside litigation which enhanced its cash position in Fiscal 2001. Notwithstanding, the Company will continue to be affected by its obligations for corporate taxes, restricted cash deposits and working capital. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's business activities on a long-term basis.

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

As discussed in the Company's Annual Report on Form 10-K, NEG, PG&E Operating Services, and certain partners of the Lessor are indirectly owned, through subsidiaries, by PG&E Corporation ("PG&E"). As a result of an energy crisis in California, PG&E had been experiencing financial difficulties which are primarily related to the regulated business activities of its subsidiary, Pacific Gas and Electric Company. Pacific Gas and Electric Company recently filed for protection from its creditors under United States bankruptcy laws. The Manager has advised the Company that NEG, PG&E Operating Services, and the partners of the Lessor are separate businesses which are legally protected from the creditors of PG&E and Pacific Gas and Electric Company. The Manager has also advised the Company that PG&E is presently solvent after a recent financial reorganization. Furthermore, the Scrubgrass Project is financed with secured debt obligations which are also legally protected from the creditors of PG&E and Pacific Gas and Electric Company. As such, the Company does not expect that it should be directly impacted by possible financial difficulties of PG&E in the future. Notwithstanding the foregoing, the Company cannot predict whether the uncertainty related to these recent events would affect the perceived creditworthiness of the Scrubgrass Project.

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

Legal Proceedings

As discussed in Note C to the Condensed Consolidated Financial Statements, the Company had been involved in a legal proceeding for almost five years with the Purchasers of the Company's interest in the Sunnyside Project. On April 10, 2001, the Company received $1,500,000 in full settlement of the legal proceeding.

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

Financial Results

To date the Company has incurred substantial losses, largely due to its development activities, which have resulted in an accumulated deficit of $2,206,034 as of March 31, 2001. While the Company was profitable from operating activities for the last four years, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

Interest Rates

Buzzard, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. Buzzard also has a variable rate working capital loan and a variable rate term loan all of which were advanced from the Lessor under various Scrubgrass Project agreements. The Company offers the following information about these debt obligations:


                                                      Balance at                                         Matures
          Description of the Obligation                3/31/01                Interest Rate              Through
-------------------------------------------------- ----------------- -------------------------------- --------------
Lessor's term debt obligations:
   Variable rate tax-exempt bonds                      $135,600,000  Quoted Bond Rates                    2012
   Swap rate term loan                                   12,061,666  Swapped LIBOR + 1.250%               2005
   Variable rate term loan                                9,747,510  LIBOR + 1.250%                       2004

Buzzard's term debt obligations:
   Variable rate working capital loan                     2,599,746  LIBOR + 1.1250%                      2002
   Variable rate term loan                                1,151,490  LIBOR + 1.250%                       2004

The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates or variable rates which are based on the London Interbank Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. As such, except for the Lessor's swap rate term loan, the Company will be required to fund debt service consisting of rates which will vary with market conditions. Presently, the Company is not able to predict how future interest rates will affect its debt or lease obligations. Should market interest rates rise significantly, the Company's operating results may be significantly impacted. Notwithstanding, the Company believes the Lessor has good relationships with the project lenders who would continue to support lending terms which would not have a material adverse affect on the operating results of the Scrubgrass Project. However, there can be no assurance that the Lessor could renegotiate its credit facilities under terms which would ensure continuing profitable operating results of the Scrubgrass Project. See Notes H, I and L of the Consolidated Financial Statements included in the Company's Fiscal 2000 Annual Report on Form 10-K for further information about the Company's debt and lease obligations.

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

The Company's present operations, as well as any possible future expansion in the industry, are also affected by requirements for compliance with various local, state and federal environmental laws and regulations (See "Environmental Regulation"). As such, the Company's operating costs are subject to increases resulting from expanded environmental regulations. Such increases could negatively impact profitability from current operations and could affect the Company's competitive position in pursing further expansion through acquisition and/or development.

Presently, competition in this industry is substantially based on price, with competitors striving for lower cost alternatives for providing electricity. The cost of producing electricity is in large measure influenced by the capital costs of generating and transmitting facilities as well as the operating costs, including fuel costs, of such facilities. As natural gas prices have risen and supplies have tightened, the overall cost advantage of that fuel source has diminished and consideration is again being given to other conventional and non-conventional fuel sources. In addition, electricity shortages in certain major markets, as well as a general increase in demand, have tightened overall availability of generating capacity which may exert upward pressure on rates.

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

Presently, there is also significant merger and consolidation activity in the electric industry. During Fiscal 2000, the Company engaged an investment consultant to consider sale or merger proposals that may present an opportunity to enhance shareholder value. To date, the Company has evaluated several preliminary proposals; however, none of these preliminary proposals has offered sufficient value to shareholders or likelihood of consummation to warrant further consideration. The Company continues to evaluate proposals from time to time and still believes this strategy could present an opportunity to maximize shareholder value in the future. Should the Company decide to expand its business activities, it would consider the possible acquisition of existing facilities as well as the development of new projects.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  Legal Proceedings

On April 10, 2001, Environmental Power Corporation and certain of its wholly-owned subsidiaries (the "Defendants") received aggregate proceeds of $1,500,000 from B&W Sunnyside, Inc., NRG Sunnyside, Inc. and certain of their affiliates (the "Plaintiffs") as consideration pursuant to a Binding Settlement Agreement (the "Settlement") dated April 9, 2001. The Settlement resolved a legal proceeding between the Plaintiffs and Defendants which had been ongoing since May 3, 1996. The nature of the legal proceeding and the terms and conditions of the Settlement were described in previous filings with the Securities and Exchange Commission.

At the time of making the Settlement, the Defendants had recorded on their balance sheets aggregate contingent obligations of approximately $1.2 million due to third party creditors. As part of the Settlement, the Defendants were formally released from contingent obligations which amounted to $177,961. Because of the terms of the Settlement, which terms represented a substantial compromise of their previous claims against the Plaintiffs, the Defendants are presently considering their rights and obligations with respect to the remaining contingent obligations. Until the Defendants resolve these remaining issues, the unsettled contingent obligations will remain recorded on their balance sheets.

ITEM 6.  Exhibits And Reports On Form 8-K

(a) Exhibits

         (i)  Exhibit 11 - Computation of Earnings Per Share

         (ii) Exhibit 10.02 - Binding Settlement Agreement dated April 9, 2001 between Sunnyside II, L.P., Sunnyside I, Inc., NRG Energy, Inc., Babcock & Wilcox Investment Company, and Sunnyside Cogeneration Associates (collectively the "Plaintiffs") and Environmental Power Corporation, Sunnyside Power Corporation, Kaiser Systems, Inc. and Kaiser Power of Sunnyside, Inc. (collectively the "Defendants") (incorporated by reference to Form 8-K filed on April 23, 2001)

(b) Reports on Form 8-K

          (i) On April 23, 2001, the Registrant reported the Settlement related to the Sunnyside Project litigation dated April 9, 2001.

          (ii) On May 9, 2001, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated April 15, 2001 which will be included in its Fiscal 2000 Annual Report to Shareholders.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


May 14, 2001                                     /s/ William D. Linehan
                                                 --------------------------
                                                 William D. Linehan
                                                 Treasurer and
                                                 Chief Financial Officer
                                                 (principal accounting officer
                                                 and authorized officer)