Form 10-Q
period 2001-06-30
ENVIRONMENTAL POWER CORP
filed 2001-08-14
CIK 805012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2001
                                 ---------------------------------------------
                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     ---------   -----------

     Commission file number                     0-15472
                                -----------------------------------------------


                        Environmental Power Corporation
             (Exact name of registrant as specified in its charter)


              Delaware                                       04-2782065
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[x]     No[_]

                  Number of shares of Common Stock outstanding

                 at   August 10, 2001       16,928,332 shares


                     The Exhibit Index appears on Page 36.

                         Total number of pages is 38.
================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as
     of June 30, 2001 (unaudited) and December 31, 2000................     2

     Condensed Consolidated Statements of Operations (unaudited) for
     the Three and Six Months Ended June 30, 2001 and June 30, 2000....     3

     Condensed Consolidated Statements of Cash Flows (unaudited) for
     the Six Months Ended June 30, 2001 and June 30, 2000..............     4

     Notes to Condensed Consolidated Financial Statements..............    5-7

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................    8-35

     Item 3.  Quantitative and Qualitative Disclosures About Market
     Risk..............................................................     35

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................     36

     Item 4.  Submission of Matters to a Vote of Security Holders......     36

     Item 6.  Exhibits and Reports on Form 8-K.........................   36-38

     Signatures........................................................     38

                         PART I. FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30                 DECEMBER 31
                                                                                 2001                     2000
                                                                           -----------------         ----------------
                                                                             (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash  and  cash equivalents                                            $        624,420          $       307,666
    Restricted cash                                                               1,213,864                  587,476
    Receivable from utility                                                       6,101,323                7,336,408
    Other current assets                                                          1,479,106                  760,980
                                                                           ----------------          ---------------
                      TOTAL CURRENT ASSETS                                        9,418,713                8,992,530

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                478,226                  558,015

DEFERRED INCOME TAX ASSET                                                           657,193                  755,193

LEASE RIGHTS, NET                                                                 2,236,005                2,310,507

ACCRUED POWER GENERATION REVENUES                                                59,918,565               56,188,143

OTHER ASSETS                                                                        666,671                  479,786
                                                                           ----------------          ---------------

                     TOTAL ASSETS                                          $     73,375,373          $    69,284,174
                                                                           ================          ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  $      8,727,170          $     6,952,054
    Dividends payable on common stock                                                   ---                  171,102
    Other current liabilities                                                     1,479,235                3,045,787
                                                                           ----------------          ---------------
                    TOTAL CURRENT LIABILITIES                                    10,206,405               10,168,943

DEFERRED GAIN, NET                                                                4,626,160                4,780,365

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                          2,025,863                2,116,309

ACCRUED  LEASE  EXPENSES                                                         59,918,565               56,188,143
                                                                           ----------------          ---------------
                   TOTAL LIABILITIES                                             76,776,993               73,253,760
                                                                           ----------------          ---------------

SHAREHOLDERS' DEFICIT:
    Preferred Stock ($.01 par value; 1,000,000 shares authorized; no shares
         issued)                                                                        ---                      ---
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued at June 30, 2001 and December 31, 2000, respectively)                   100                      100
    Common Stock ($.01 par value; 20,000,000 shares authorized;
         12,525,423 shares issued at June 30, 2001 and
         December 31, 2000, respectively; 11,406,783 shares outstanding
         at June 30, 2001 and December 31, 2000, respectively)                      125,254                  125,254
    Accumulated deficit                                                          (2,424,755)              (3,192,721)
                                                                           ----------------          ---------------
                                                                                 (2,299,401)              (3,067,367)

    Treasury stock (1,118,640 common shares, at cost, as of
         June 30, 2001 and December 31, 2000, respectively)                        (456,271)                (456,271)
    Notes receivable from officers and board members                               (645,948)                (445,948)
                                                                           ----------------          ---------------
                    TOTAL SHAREHOLDERS' DEFICIT                                  (3,401,620)              (3,969,586)
                                                                           ----------------          ---------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT            $     73,375,373          $    69,284,174
                                                                           ================          ===============

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                  2001              2000             2001              2000
                                             ------------      -------------     ------------      ------------
POWER GENERATION REVENUES                    $ 12,096,878      $  11,317,167     $ 25,579,769      $ 28,085,722
                                             ------------      -------------     ------------      ------------

COSTS AND EXPENSES:
     Operating expenses                         7,529,833          6,805,246       12,487,073        12,044,751
     Lease expenses                             5,859,101          6,386,892       11,874,123        14,038,290
     General and administrative expenses          802,751            941,812        1,488,480         1,606,609
     Depreciation and amortization                 86,564            105,396          173,111           210,782
                                             ------------      -------------     ------------      ------------
                                               14,278,249         14,239,346       26,022,787        27,900,432
                                             ------------      -------------     ------------      ------------

OPERATING INCOME (LOSS)                        (2,181,371)        (2,922,179)        (443,018)          185,290
                                             ------------      -------------     ------------      ------------

OTHER INCOME (EXPENSE), NET:
     Interest income                               22,960             39,703           41,744           673,725
     Interest expense                             (33,124)           (66,132)        (102,427)         (158,136)
     Other income                               1,677,962                ---        1,677,962                 0
     Sale of NOx emission credits                     ---          1,161,888              ---         1,161,888
     Amortization of deferred gain                 77,102             77,103          154,205           154,205
                                             ------------      -------------     ------------      ------------
                                                1,744,900          1,212,562        1,771,484         1,831,682
                                             ------------      -------------     ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                (436,471)        (1,709,617)       1,328,466         2,016,972

INCOME TAX BENEFIT (EXPENSE)                      219,000            752,000         (558,000)         (888,000)
                                             ------------      -------------     ------------      ------------

NET INCOME (LOSS)                            $   (217,471)     $    (957,617)    $    770,466      $  1,128,972
                                             ============      =============     ============      ============

BASIC AND DILUTED EARNINGS (LOSS) PER
    COMMON SHARE                             $      (0.02)     $       (0.08)    $       0.07      $       0.10
                                             ============      =============     ============      ============

DIVIDENDS:
     Common shares                           $        ---      $     171,102     $        ---      $    342,204
     Preferred shares                               1,250              1,250            2,500             2,500
                                             ------------      -------------     ------------      ------------
                                             $      1,250      $     172,352     $      2,500      $    344,704
                                             ============      =============     ============      ============

DIVIDENDS PER COMMON SHARE                   $      0.000      $       0.015     $      0.000      $      0.030
                                             ============      =============     ============      ============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          SIX MONTHS ENDED JUNE 30
                                                                         2001                  2000
                                                                  ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $       770,466       $     1,128,972
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                   173,111               210,782
          Deferred income taxes                                            98,000                 7,000
          Amortization of deferred gain                                  (154,205)             (154,205)
          Accrued power generation revenues                            (3,730,422)           (3,518,004)
          Accrued lease expenses                                        3,730,422             3,518,004
          Changes in operating assets and liabilities:
               Decrease (increase) in receivable from utility           1,235,085            (2,101,486)
               Increase in other current assets                          (718,126)               (6,997)
               Increase in other assets                                    (5,003)               (6,638)
               Increase in accounts payable and accrued expenses        1,775,116             3,195,547
               Increase in long-term liabilities                              ---                 5,700
               Decrease in long-term debt to supplier                     (96,274)              (93,250)
                                                                  ---------------       ---------------
                     Net cash provided by operating activities          3,078,170             2,185,425
                                                                  ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                          (626,388)             (441,325)
    Acquisition related expenditures                                     (199,702)                  ---
    Property, plant and equipment expenditures                             (1,000)                 (300)
                                                                  ---------------       ---------------
                   Net cash used in investing activities                 (827,090)             (441,625)
                                                                  ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                    (173,602)             (344,704)
    Net repayments of working capital loan                             (1,523,641)              (80,796)
    Advances on notes receivable from officers                           (200,000)                  ---
    Repayment of secured promissory notes payable and
         other borrowings                                                 (37,083)             (600,000)
                                                                  ---------------       ---------------
                  Net cash used in financing activities                (1,934,326)           (1,025,500)
                                                                  ---------------       ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     316,754               718,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            307,666               306,188
                                                                  ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       624,420       $     1,024,488
                                                                  ===============       ===============

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: 1) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and 2) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

NOTE C -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The Company excludes antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2001 and 2000.

-----------------------------------------------

                                                                 INCOME                   SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
Three Months Ended June 30, 2001:
---------------------------------
Loss attributable to shareholders                         $         (217,471)               11,406,783      $          (.02)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - Loss attributable to common shareholders                (218,721)               11,406,783                 (.02)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 28,047
                                                          ------------------      --------------------      ---------------
Diluted EPS - Loss attributable to common shareholders    $         (218,721)               11,434,830      $          (.02)
                                                          ==================      ====================      ===============

Three Months Ended June 30, 2000:
---------------------------------
Loss attributable to shareholders                         $         (957,617)               11,406,783      $          (.08)
Effect of dividends to preferred stockholders                         (1,250)
                                                          ------------------      --------------------      ---------------
Basic EPS - Loss attributable to common shareholders                (958,867)               11,406,783                 (.08)
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,087
                                                          ------------------      --------------------      ---------------
Diluted EPS - Loss attributable to common shareholders    $         (958,867)               11,407,870      $          (.08)
                                                          ==================      ====================      ===============

                                                                 INCOME                   SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                             ---------------         -----------------         ------------
Six Months Ended June 30, 2001:
-------------------------------
Income attributable to shareholders                          $       770,466                11,406,783             $    .07
Effect of dividends to preferred stockholders                         (2,500)
                                                             ---------------             -------------             --------
Basic EPS - Income attributable to common shareholders               767,966                11,406,783                  .07
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 14,627
                                                             ---------------             -------------             --------
Diluted EPS - Income attributable to common shareholders     $       767,966                11,421,410             $    .07
                                                             ===============             =============             ========

Six Months Ended June 30, 2000:
-------------------------------
Income attributable to shareholders                          $     1,128,972                11,406,783             $    .10
Effect of dividends to preferred stockholders                         (2,500)
                                                             ---------------             -------------             --------
Basic EPS - Income attributable to common shareholders             1,126,472                11,406,783                  .10
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                    815
                                                             ---------------             -------------             --------
Diluted EPS - Income attributable to common shareholders     $     1,126,472                11,407,598             $    .10
                                                             ===============             =============             ========

NOTE D - SUBSEQUENT EVENT
-------------------------

On July 23, 2001, the Company acquired approximately 87.7% of the outstanding common stock of Microgy Cogeneration Systems Inc., a privately held Colorado Corporation ("Microgy"), in exchange for securities of the Company pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of June 20, 2001 among the Company, Microgy and the Principal Microgy Shareholders, as defined therein. Under the terms of the Exchange Agreement, the Company issued an aggregate of 5,521,549 shares of the Company's common stock, $.01 par value ("Common Stock") and 197,760.7 shares of the Company's newly designated Series B Convertible Preferred Stock, $.01 par value (the "Preferred Stock"), to the Principal Microgy

Shareholders in exchange for 15,919,147 shares of Microgy common stock. Each share of Preferred Stock, which votes with the Common Stock on an as converted basis, will automatically be converted into ten shares of Common Stock upon an increase in the authorized common stock to an amount sufficient to allow conversion of the Preferred Stock. The exchange ratio ("Exchange Ratio") used was 0.3468495 shares of Common Stock and 0.0124228 shares of Preferred Stock for each share of Microgy common stock. Under the terms of the Exchange Agreement, the Company agreed to offer the remaining shareholders of Microgy (who own an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock) an opportunity to exchange their Microgy securities for EPC securities based on the Exchange Ratio. On July 23, 2001, one of the Principal Microgy Shareholders also exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase securities of the Company based on the Exchange Ratio. The exercise price for the warrant to purchase securities of the Company exceeded the estimated market value of the Company's common stock on the date of the exchange. For further information about this transaction, refer to the Company's Report on Form 8-K which was filed on August 7, 2001 and amended on August 14, 2001.

Had Microgy's results of operations been included in the Company's consolidated statement of operations, the Company would have reported the following pro forma financial information:

                                                 Six Months Ended             Six Months Ended
                                                  June 30, 2001                June 30, 2000
                                             ----------------------     --------------------------

Power generation revenues                          $25,579,769                  $28,085,722
Net income                                             156,610                      613,410
Basic earnings per common share                            .01                          .04
Diluted earnings per common share                          .01                          .03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

The Company owns a 22 year leasehold interest in an approximately 83 Mw (net) waste coal-fired electric generating facility (the "Scrubgrass Project") located in Pennsylvania, the lease for which commenced on June 30, 1994. The Company's leasehold interest in the Scrubgrass Project is held by EPC's subsidiary, Buzzard Power Corporation ("Buzzard"). Buzzard leases the Scrubgrass Project from Scrubgrass Generating Company L.P. (the "Lessor"). Buzzard has a Management Services Agreement (the "MSA") with PG&E National Energy Group Company ("NEG" or the "Manager") to manage the Scrubgrass Project and a 15-year Operations and Maintenance Agreement (the "O&M") with PG&E Operating Services Company (the "Operator") to operate the Scrubgrass Project. Buzzard sells electric output to Pennsylvania Electric Company ("PENELEC") pursuant to a 25 year power purchase agreement (the "PPA") which expires in 2018.

On July 23, 2001, the Company purchased an 87.7% controlling interest in Microgy Cogeneration Systems, Inc., a privately held Colorado corporation ("Microgy"). Microgy intends to develop, finance, own and operate project facilities which utilize environmentally friendly technologies that focus primarily on production of energy from animal and organic wastes (bio-energy), creation of fuels from renewable bio sources (bio-fuels) and the creation of cogeneration projects (alternative energy) which have potential distributed power applications. Microgy intends to develop and license from others proprietary technologies that focus on renewable, clean, cost effective energy and fuels.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 2001 with the results of operations for the three and six months ended June 30, 2000. Historical results and trends which might appear should not be taken as indicative of future operations.

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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2001 amounted to $770,466 (7 cents per share) as compared to net income of $1,128,972 (10 cents per share) for the six months ended June 30, 2000. The decrease in net results during the six months ended June 30, 2001 is primarily attributable to a decrease in power generation revenues, a decrease in interest income, the absence of revenues from sales of NOx emission credits, and an increase in operating expenses. The effect of these changes was offset in part by an increase in other income and decreases in lease expenses, income tax expense and general and administrative expenses. Net loss for the three months ended June 30, 2001 amounted to $217,471 (2 cents per share) as compared to a net loss of $957,617 (8 cents per share) for the three months ended June 30, 2000. The improvement in net results during the three months ended June 30, 2001 is primarily attributable to an increase in power generation revenues, an increase in other income, a decrease in lease expense and a decrease in general and administrative expenses. The effect of these changes was offset in part by an increase in operating expenses, a decrease in the income tax benefit and the absence of revenues from sales of NOx emission credits. The reasons for these changes in the Company's net results are discussed in more detail in the following sections.

Power Generation Revenues
-------------------------

Power generation revenues for the six months ended June 30, 2001 amounted to $25,579,769 as compared to $28,085,722 for the same period in 2000. The decrease in power generation revenues during the six months ended June 30, 2001 is primarily attributable to the absence of revenues of approximately $3,687,000 from the settlement agreement with PENELEC. This decrease was offset in part by a 5% increase in certain rates billed to PENELEC under the terms of the PPA and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $3,730,422 and $3,518,004 for the six months ended June 30, 2001 and 2000, respectively. The Scrubgrass Project, which operated at 86.9% of its capacity for the six months ended June 30, 2001 as compared to 86.3% for the same period in 2000, had comparable power generation during each six month period.

Power generation revenues for the three months ended June 30, 2001 amounted to $12,096,878 as compared to $11,317,167 for the same period in 2000. The increase in power generation revenues during the three months ended June 30, 2001 is primarily attributable to an improvement in the capacity billed to the utility, the 5% increase in certain rates billed to PENELEC under the terms of the PPA, and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $1,865,214 and $1,759,005 for the three months ended June 30, 2001 and 2000, respectively. The Scrubgrass Project operated at 80.1% of its capacity during the three months ended June 30, 2001 as compared to 78.7% of its capacity for the same period in 2000. The second quarter capacity rates were primarily affected by the following two factors. First, the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 2001 and 2000. During the 2001 and 2000 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately 17 days and 16 days, respectively, to perform scheduled maintenance procedures. Second, the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions and utility curtailments which necessitated that the Scrubgrass plant be inoperative for an aggregate of approximately 1 day and 3 days outside of the scheduled outage timeframes during the second quarters of 2001 and 2000, respectively.

Operating Expenses
------------------

Operating expenses for the three and six months ended June 30, 2001 amounted to $7,529,833 and $12,487,073, respectively, as compared to $6,805,246 and
$12,044,751 for the three and six months ended June 30, 2000, respectively. The increase in operating expenses during the three and six months ended June 30, 2001 is primarily attributable to the following reasons. First, the Company had higher fuel costs primarily from cost escalations in certain fuel supply agreements, changes in fuel mix, increases in average diesel fuel costs and fuel excavator expenses. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs and operator fees to the Company. Third, planned maintenance expenses increased primarily because of differences in the scope of procedures performed during the 2001 and 2000 annual maintenance outages. These increases were offset in part by the following decreases in operating expenses during the three and six months ended June 30, 2001. First, facility enhancement and routine maintenance expenses decreased due to differences in the nature of work performed during the first six months of 2001 and 2000. Second, due to the absence of certain hauling fees incurred during the first half of 2000, the Company had a decrease in its ash handling expenses.

Lease Expenses
---------------

Lease expenses for the three and six months ended June 30, 2001 amounted to $5,859,101 and $11,874,123, respectively, as compared to $6,386,892 and
$14,038,290 for the three and six months ended June 30, 2000, respectively. The decrease in lease expenses during the three and six months ended June 30, 2001 is primarily attributable to the following reasons. First, the Lessor's loan costs, which are passed along to the Company as a lease expense, decreased due to reductions in the following three items: 1) average variable interest rates;
2) outstanding principal balances on term loans; and 3) principal payments for the term loans. Second, the Company incurred scheduled decreases in base equity rents paid to the Lessor. Third, the additional rents paid to the Lessor, which amount to 50 percent of the net cash flows from the Scrubgrass Project, were lower during the three and six months ended June 30, 2001 primarily due to the absence of revenues and interest income from the PENELEC settlement and the absence of income from the sale of NOx emission credits. This overall decrease in lease expenses was offset in part by the following increases in lease expenses during the three and six months ended June 30, 2001. First, due to the recent refinancing of the Lessor's letter of credit, the Company had an increase in the Lessor's letter of credit fees which were passed through in its facility lease expenses. Second, the Company had an increase in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $1,865,214 and $3,730,422 for the three and six months ended June 30, 2001, respectively, as compared to $1,759,005 and $3,518,004 for the three and six months ended June 30, 2000, respectively.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the three and six months ended June 30, 2001 amounted to $802,751 and $1,488,480, respectively, as compared to $941,812 and $1,606,609 for the three and six months ended June 30, 2000, respectively. The decreases in general and administrative expenses during the three and six months ended June 30, 2001 were primarily attributable to a decrease in legal expenses from the settlement of the Sunnyside litigation and a decrease in Scrubgrass management expenses. Scrubgrass had incurred significant professional fees, travel expenses and labor related costs during the three and six months ended June 30, 2000 to address certain non-recurring business matters including the settlement with PENELEC and the replacement of the letter of credit. These decreases were offset in part by increases in Scrubgrass insurance expense and corporate pension expense during the three and six months ended June 30, 2001.

Interest Income
---------------

Interest income for the three and six months ended June 30, 2001 amounted to $22,960 and $41,744, respectively, as compared to $39,703 and $673,725 for the three and six months ended June 30, 2000, respectively. The decrease during the six months ended June 30, 2001 is mostly attributable to the absence of approximately $608,000 of interest income from the settlement agreement with PENELEC. The decrease during the three and six months ended June 30, 2001 was also attributable to lower average interest rates for investments and reductions in the outstanding balances of notes receivable from officers.

Interest Expense
----------------

Interest expense for the three and six months ended June 30, 2001 amounted to $33,124 and $102,427, respectively, as compared to $66,132 and $158,136 for the three and six months ended June 30, 2000, respectively. The decrease during the three and six months ended June 30, 2001 is primarily attributable to the following three factors: 1) lower average variable interest rates; 2) lower average outstanding balances under Buzzard's working capital and term loans; and
3) the absence of the 1997 term credit facility which was fully paid in 2000.

Other Income
------------

Other income amounted to $1,677,962 for each of the three and six months ended June 30, 2001. As discussed under "Financing Activities - Sunnyside Project Obligations", the Company reported the settlement proceeds of $1,500,000 and contingent liability release of $177,962 related to the Sunnyside Project as other income during the second quarter of 2001.

Income Tax Expense
------------------

Income tax expense amounted to $558,000 and $888,000 for the six months ended June 30, 2001 and 2000, respectively, and income tax benefit amounted to $219,000 and $752,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in income tax expense for the six months ended June 30, 2001 is primarily attributable to a decrease in earnings before taxes and a decrease in the expected effective income tax rate. The decrease in income tax benefit for the three months ended June 30, 2001 is primarily attributable to a decrease in loss before taxes, which decrease was offset in part by an increase in the expected effective income tax rate. The effective income tax rate for year ended December 31, 2001 ("Fiscal 2001") is currently projected to be approximately 42% which is lower than the actual tax rate of approximately 47% incurred during the year ended December 31, 2000 ("Fiscal 2000"). Due to revenues from the PENELEC settlement and sales of NOx Credits, the Company's taxable earnings were significantly concentrated in Pennsylvania during Fiscal 2000, which state carries the highest effective tax rate for the Company. The Company does not presently expect its taxable earnings will be so highly concentrated in Pennsylvania during Fiscal 2001. During the second quarter of 2001, the Company revised its estimated effective tax rate for Fiscal 2001 from 44% to 42%. Due to a net loss, the effective tax rate for the second quarter of 2001 increased to approximately 50% in order to revise the effective tax rate to 42% for the six months ended June 30, 2001.

Fiscal 2001 Outlook

The Company offers the following prospective information concerning its results of operations for Fiscal 2001 which are being compared to the historical results of operations for Fiscal 2000:

   Power generation revenues - Power generation revenues are expected to decrease in Fiscal 2001 primarily due to the absence of revenues from the PENELEC settlement. This decrease would be offset in part by a 5% increase in certain contracted rates under the PPA and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA.

   Operating expenses - Operating expenses are expected to increase in Fiscal 2001 from a 4% average escalation in rates for fuel supply agreements, increases in diesel fuel costs, a 5% escalation in rates for Operator fees, changes in the scope of planned maintenance procedures, escalating costs for NOx emission reduction chemicals, and anticipated increases in the Operator's labor and related costs. These increases are expected to be offset in part by decreases in facility enhancement and ash handling expenses.

   Lease expenses - Lease expenses are expected to decrease in Fiscal 2001 for the following reasons. First, the Company expects that reductions in principal balances on Lessor's term loans and lower interest rates on the Lessor's tax-exempt bonds and term loans will decrease the Lessor's loan interest costs that are expected to be passed through to the Company in its facility lease expenses. Second, the Company expects to have scheduled decreases in base equity rents during Fiscal 2001. Third, due to projected decreases in available cash flows from the Scrubgrass Project, which included significant non-recurring revenues and interest income during Fiscal 2000, the Company expects its additional rent paid to the Lessor, which amounts to 50 percent of the net cash flows from the Scrubgrass Project, would decrease in Fiscal 2001. These decreases are expected to be offset in part by increases in the Lessor's letter of credit fees and term loan payments which would be passed through to the Company in its facility lease expenses.

   General and administrative expenses - General and administrative expenses are expected to significantly increase during Fiscal 2001 for the following reasons. First, the Company acquired Microgy on July 23, 2001 and is expected to incur this subsidiary's general and administrative expenses for the remainder of Fiscal 2001. Second, the Company expects to incur significant expenses pertaining to the Microgy acquisition for post-acquisition integration, business development, and strategic planning.
   Third, the Company expects to incur increases in Scrubgrass insurance expense and corporate pension expense. These increases are expected to be offset in part by the following decreases in general and administrative expenses during Fiscal 2001. First, the Company paid significant bonuses to two executive officers during Fiscal 2000 and presently expects that aggregate executive compensation to these executive officers would decrease in Fiscal 2001. Second, the Company incurred significant Scrubgrass Project management expenses during Fiscal 2000 to address non-recurring business matters including the PENELEC settlement and the replacement of the letter of credit. Third, due to the settlement of the Sunnyside Project litigation, the Company expects to realize a reduction in professional fees for legal proceedings.

   Depreciation and amortization - Depreciation and amortization is expected to increase during Fiscal 2001 primarily as a result of the acquisition of Microgy on July 23, 2001. The Company acquired fixed assets and intellectual property from Microgy which is expected to incur depreciation and amortization for the remainder of Fiscal 2001.

   Other income - Other income is expected to decrease slightly in Fiscal 2001 primarily due to the absence of interest income from the PENELEC settlement and the absence of income from sales of NOx Credits. This decrease is expected to be substantially offset by the income from the settlement of the Sunnyside litigation. As discussed under "Cash Flow Outlook", the Company expects to be awarded additional NOx Credits in late 2001 or early 2002 and may be able to sell a portion of these NOx Credits. Should the anticipated NOx Credits be awarded in Fiscal 2001, the Company may report income from sales of NOx Credits during Fiscal 2001.

   Income tax expense - Income tax expense is expected to significantly decrease in light of anticipated decreases in income before income taxes and the effective tax rate.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are two recently issued accounting standards which are required to be adopted in the future which are included in Note B to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company had cash provided by operating activities of $3,078,170 and $2,185,425 during the six months ended June 30, 2001 and 2000, respectively. During these periods, the Company's only sources of cash from operating activities were operating profits from the Scrubgrass Project, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx Credits and investment earnings.

The Company's net income during the six months ended June 30, 2001 and 2000 contributed a significant portion of the cash provided by operations. The following adjustments, which did not impact the Company's cash flows, need to be considered in order to reconcile the Company's net income during the six months ended June 30, 2001 to its net cash provided by operating activities.

Depreciation and amortization - During the six months ended June 30, 2001, the Company recognized depreciation and amortization for its lease rights of $74,502, deferred financing costs of $17,820, machinery and equipment modifications of $76,554 and equipment and furniture of $4,235.

Deferred gain, net - The Company's deferred gain, net, amounted to $4,626,160 as of June 30, 2001 as compared to $4,780,365 as of December 31, 2000. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

The Company also offers the following information to discuss changes in its operating assets and liabilities which most notably impacted its cash position during the six months ended June 30, 2001:

Receivable from utility - The Company's receivable from utility relates to the Scrubgrass Project and amounted to $6,101,323 as of June 30, 2001 as compared to $7,336,408 as of December 31, 2000. The decrease in the receivable from utility as of June 30, 2001 is primarily attributable to the scheduled annual outage during the second quarter of 2001, which reduced power generation revenues during this quarter by comparison to the fourth quarter of 2000. This decrease was offset in part by a 5% increase during 2001 of certain contracted rates under the PPA. Power generation revenues are discussed further under "Results of Operatons".

Other current assets - The Company's other current assets amounted to $1,479,106 as of June 30, 2001 as compared to $760,980 as of December 31, 2000. The increase in other current assets is primarily attributable to higher on-hand quantities of limestone inventory and a seasonal increase in prepaid insurance. During January 2001, the Company purchased a significant amount of limestone inventory in advance of its consumption requirements to obtain favorable pricing.

Accounts payable and accrued expenses - The Company's accounts payable and accrued expenses amounted to $8,727,170 as of June 30, 2001 as compared to $6,952,054 as of December 31, 2000. The increase in accounts payable and accrued expenses is primarily attributable to the following reasons. First, due to its annual maintenance outage, the Company has seasonal increases in operating expenses during the second quarter of each year. As of June 30, 2001, the Company had approximately $2.8 million of annual outage costs in its accounts payable and accrued expenses which were offset in part by reduced variable costs from not operating the facility. Second, the Company had accruals for base equity rent and additional rent as of June 30, 2001, for which similar accruals did not exist as of December 31, 2000. Third, as discussed under Results of Operations, the Company had increases in certain operating expenses during 2001 which led to increases in accounts payable and accrued expenses as of June 30, 2001. The aforementioned increases were offset in part by the following decreases in accounts payable and accrued expenses. First, the Company has certain costs which are paid annually during the first quarter and accrued monthly during the calendar year. For such costs, the Company's accrued expenses as of June 30, 2001 included only six months of expense as compared to 12 months of expense as of December 31, 2000. Second, corporate taxes payable decreased from $743,208 as of December 31, 2000 to $504,768 as of June 30, 2001. The
decrease in corporate taxes payable was primarily attributable to seasonal reductions in taxable earnings and the use of available safe harbors to defer the payment of certain Pennsylvania taxes for Fiscal 2000 to April 2001. Third, the Company had a higher accrual as of December 31, 2000 for the Lessor's scheduled principal payments which are passed through to the Company as a lease expense than as of June 30, 2001.

Long -term debt to supplier - The Company financed the 1997 rewind of the Scrubgrass generator with an installment note from the generator manufacturer which had outstanding balances of $94,172 and $190,446 as of June 30, 2001 and December 31, 2000, respectively. The decrease in 2001 is due to a scheduled installment payment made during May 2001. The remaining balance is due in May 2002 and is included in other current liabilities on the accompanying balance sheet as of June 30, 2001.

Investing Activities

The Company used $827,090 and $441,625 in investing activities during the six months ended June 30, 2001 and 2000, respectively. The Company's investing activities are concentrated primarily in the following areas:

Restricted cash - The Company is presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. The Company is also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the six months ended June 30, 2001 and 2000, the Company made scheduled deposits to the restricted major maintenance fund of $605,140 and $431,788, respectively. The remaining increases in restricted cash primarily pertain to earnings on available restricted cash balances. The Company did not make expenditures for major equipment overhauls during the six months ended June 30, 2001 and 2000.

Acquisitions - The Company made expenditures of $199,702 during the six months ended June 30, 2001 for contract negotiations and due diligence activities related to the acquisition of Microgy. These expenditures were capitalized in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2001.

Property, plant and equipment - The Company purchased office equipment for its corporate headquarters in the amounts of $1,000 and $300 during the six months ended June 30, 2001 and 2000, respectively.

Financing Activities

The Company used $1,934,326 and $1,025,500 in financing activities during the six months ended June 30, 2001 and 2000, respectively. The Company's financing activities are concentrated primarily in the following areas:

Dividends - The Company has a quarterly dividend program which is subject to review and consideration by the Board of Directors each quarter. In respect of this dividend program, the Company paid dividends of $171,102 (1.5 cents per share) on each of January 10, 2001, April 24, 2000 and January 4, 2000. The Company also paid dividends to a preferred stockholder of $2,500 during each of the six months ended June 30, 2001 and 2000. As such, the Company paid total dividends of $173,602 and $344,704 during the six months ended June 30, 2001 and 2000, respectively. The Company has been reinvesting its available cash in current business activities and has not declared any dividends during 2001. See "Cash Flow Outlook" for a further discussion of dividends.

Working Capital Loan - The Company may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement were $1,219,320 and $2,742,961 as of June 30, 2001 and December 31, 2000, respectively. Under the terms of the Lessee Working Capital Loan Agreement, the Company is required to pay this loan to zero for a minimum of twenty days during 2001. Since the Company fufilled this requirement during May 2001, the outstanding borrowings under the Lessee Working Capital Loan Agreement as of June 30, 2001 were much lower by comparison to December 31, 2000. The Company expects that the outstanding borrowings under the Lessee Working Capital Loan Agreement would increase to customary levels when the accounts payable and accrued expenses as of June 30, 2001 are paid during the third quarter of 2001.

Notes Receivable from Officers - In December 2000, the Company awarded two executive officers each a bonus of $250,000 to acknowledge the significant progress made toward the settlement of the Sunnyside litigation as well as the increase in their duties to formulate and assess restructuring options, consider sale and merger proposals, and evaluate prospects for business expansion. However, due to concerns about the Company's ongoing cash requirements, the Company requested that these executive officers use substantially all of the proceeds from these cash bonuses to repay their outstanding loans due to the Company. The Company agreed, however, to allow these officers to borrow back sufficient funds to pay their individual tax obligations resulting from these bonuses subject to the Company's receipt of a settlement payment from the Sunnyside litigation. In April 2001, the Company received $1,500,000 pursuant to a settlement of the Sunnyside litigation and the two executive officers each borrowed back $100,000 from the Company.

Term Credit Facility - In June 1997, the Lessor entered into a three year credit facility with the lenders of the Scrubgrass Project which made $3 million available to the Scrubgrass Project to cover the cash deficiency which resulted from the extended annual outage of the Scrubgrass Project and associated costs and expenses. During the six months ended June 30, 2000, the Company made aggregate payments of $600,000 to satisfy this obligation by its expiration date.

Scrubgrass Project Obligations- The Company has a long-term obligation related to its Scrubgrass Project with scheduled maturities through 2005 and with outstanding principal balances of $1,151,490 and $1,188,573 as of June 30, 2001 and December 31, 2000, respectively. The Company made principal payments of $37,083 and $-0- for this obligation during the six months ended June 30, 2001 and 2000, respectively.

Sunnyside Project Obligations - As of June 30, 2001, the Company had contingent obligations of approximately $1.2 million for the Sunnyside Project which were payable based on a schedule which was related to the proceeds received from the collection of the Company's outstanding notes receivable from the sale of the Sunnyside Project. The Company's notes receivable from the Sunnyside Project were the subject of a litigation which was recently settled in April 2001. As part of the Settlement, the Company received $1,500,000 and was formally released from contingent obligations which amounted to $177,962. Because of the terms of the Settlement, which terms represented a substantial compromise of its previous claims against the Plaintiffs, the Company is presently considering its rights and obligations with respect to the remaining contingent obligations. Until the Company resolves these remaining issues, the unsettled contingent obligations will remain recorded on its consolidated balance sheet. The Company reported the settlement proceeds of $1,500,000 and contingent liability release of $177,962 as other income during the second quarter of 2001.

Cash Flow Outlook

During Fiscal 2001, the Company expects the principal sources of cash to fund its business activities will be from available cash balances, investment earnings, proceeds from the settlement of the Sunnyside litigation, and cash which may become available from the Scrubgrass Project. As discussed in its Fiscal 2000 Annual Report on Form 10-K, the Company is not able to receive distributions from the Scrubgrass Project until all operating expenses, base lease payments, certain restricted cash deposits and other subordinated payments of the Scrubgrass Project are satisfied. Nevertheless, the Scrubgrass Project's cash flows in Fiscal 2001 are expected to be sufficient to satisfy all of these restrictions and provide the Company with continuing distributions for the foreseeable future. According to certain agreements, Buzzard is scheduled to make payments in Fiscal 2001 of $302,826 for debt and $808,936 for deposits to restricted cash.

As discussed under the caption "Certain Factors That May Affect Future Results-- Environmental Regulation", the Scrubgrass Project needed to achieve certain seasonal NOx emission levels beginning on May 1, 1999, and will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new Fiscal 1999 requirements without any modifications to the Facility. However, the Company made capital improvements of $811,568 during 1999 to the Facility, which are expected to enable the Facility to meet the stricter standards in 2003. By making improvements to the Facility before 2003, the Company anticipated that it would not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Consequently, the Company sold its anticipated excess NOx Credits and used the proceeds to finance the capital improvements and generate additional working capital. The Company expects to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Furthermore, the Company presently expects to receive late in Fiscal 2001 or early in Fiscal 2002 its next award of NOx Credits for the ozone seasons in 2003 through 2007. Similar to prior years, the Company expects that it may not require a portion of these future NOx Credits to maintain its compliance with the applicable regulations. Therefore, the Company would be able to sell its anticipated excess NOx Credits on the open market and provide additional cash flows to its operations. The Company presently expects that the market value of its anticipated excess NOx Credits may be material to its financial position.

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

As discussed further in Part II - Item 1. Legal Proceedings, the Company had been seeking financial recoveries for almost five years from the Purchasers of the Sunnyside Project in a legal proceeding. On April 10, 2001, the Company received $1,500,000 in full settlement of the legal proceeding. The litigation settlement enhanced the Company's financial results and cash position in Fiscal 2001.

The Company's corporate structure is very complicated and involves multiple entities resulting in several layers of tax for the Company and its shareholders. Prior to 1998, the Company was not adversely affected by this corporate structure because of the existence of significant net operating loss carryforwards. However, since utilizing its remaining net operating loss carryforwards in 1997, the Company's cash position has been materially affected by ongoing corporate tax payments. Furthermore, due to timing differences between earnings recognition and cash flow availability at the Scrubgrass Project, the Company may be taxed on earnings prior to the receipt of distributions from the Scrubgrass Project. As a result, the Company faces considerable challenges to predict its available cash resources at any point in time. To date, the Company has considered numerous tax and restructuring proposals to reduce the extent of its corporate taxation. The Company has also implemented some of these proposals and realized some modest reductions in its overall tax burden. However, due to various limitations, such as restrictive covenants in project financing arrangements, the Company was not able to pursue any of the larger tax savings proposals considered to date. While the Company remains diligent in its pursuit of tax saving strategies, the Company's cash flows are expected to be affected by substantial corporate tax payments for the foreseeable future.

As discussed in its previous filings, the Company had been simultaneously evaluating several options for the future of its business to enhance shareholder value. These options included a possible sale of EPC or its assets, merger with another entity, or re-emergence into the development market. On July 23, 2001, the Company acquired an 87.7% controlling interest in Microgy and intends to pursue acquisition of Microgy's remaining shares. Microgy is a development stage company which intends to develop renewable and distributed energy projects using licensed technologies. While the Company believes this investment holds considerable potential for the future, Microgy will require continued investment by the Company both to maintain its administration and overhead as well as to pursue development of energy generating facilities utilizing one or more of its licensed technologies. The Company's management has been exploring financing alternatives and expects to seek additional investments from equity, debt, and project financing sources. However, there can be no assurance that these investments and financings can be obtained by the Company on reasonable terms or in desired amounts. If unsuccessful in its pursuit of these additional resources, the Company could become constrained by the lack of readily available funds and would be required to dedicate all or nearly all of its current resources and the future cash flows from the Scrubgrass Project to meet its obligations, including those related to the Microgy acquisition.

On April 2, 2001, the Board decided not to declare a dividend for the first quarter of 2001 and has continued that policy to date. The Company believes that the Board is likely to continue to reinvest available cash resources in current business activities and not declare dividends for the foreseeable future. The payment of any future dividends will depend on the Board of Directors' evaluation, made on a quarterly basis, based on its dividend policy and the Company's then current and projected operating performance and capital requirements.

The Company believes that the Scrubgrass Project would continue to achieve earnings and cash flows from its operations on an annual basis for the foreseeable future. The PPA has contracted rate escalations which, assuming the Scrubgrass Project meets its targeted capacity rates, would ensure a material increase in revenues each year over a long-term period. As discussed above, the Company also believes that the Scrubgrass Project would be able to generate additional cash flows from the sale of anticipated excess NOx Credits in the near future. Notwithstanding, the Company will continue to be affected by its obligations for corporate taxes, restricted cash deposits, working capital, and expenditures incurred in pursuit of the Microgy business plan. Nevertheless, the Company believes that the cash flows which may become available from the Scrubgrass Project, together with existing cash reserves, would be sufficient to fund the Company's present business activities on a long-term basis.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In recent years, the Company's business had consisted of a single operating project and a corporate office and the Company had presented its business risks in that manner. On July 23, 2001, the Company acquired an 87.7% controlling interest in Microgy, a development stage company, which intends to pursue, among other things, the development of renewable and distributed energy projects. While the Company's historical financial statements through June 30, 2001 do not yet reflect this acquisition, the Company's future business risks will be materially affected by this recent acquisition. Therefore, during this transition period, the Company has presented separately its historical business risks and Microgy's business risks to allow readers to better understand the changes in the Company's future business from the acquisition.

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

RISK FACTORS FOR THE COMPANY'S HISTORICAL BUSINESS
--------------------------------------------------

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

DEVELOPMENT UNCERTAINTIES

The Company has been evaluating development opportunities and whether its re-emergence into the development market could enhance shareholder value. In this regard, the Company recently completed its acquisition of Microgy and expects to begin developing renewable and distributed energy projects using licensed technologies. There can be no assurance that the Company will be able to obtain all of the necessary site agreements, fuel supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required for the successful completion of development projects. The Company's failure to accomplish any of these steps could materially increase the cost or prevent the successful completion of development projects, or cause the Company to abandon a development project and incur the loss of its investment to date, which could materially impact the Company's business and results of operations.

FINANCIAL RESULTS

To date the Company has incurred substantial losses, largely due to its development activities, which have resulted in an accumulated deficit of $2,424,755 as of June 30, 2001. While the Company was profitable from operating activities for the last four years, the Company incurred a net loss from the operation of the Scrubgrass Project during 1997 due to an unforeseen repair to the generator at the Scrubgrass facility. The Company also had an overall net loss during 1998 largely due to the write-off of the Sunnyside project receivables. Financial results can be affected by numerous factors, including without limitation general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments like the generator repair. The Company believes it is well positioned to handle such matters as they may arise during the course of its future business activities. However, there can be no assurance that the Company will be profitable in the future.

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

                                                 BALANCE AT                               MATURES
DESCRIPTION OF THE OBLIGATION                      6/30/01    INTEREST RATE               THROUGH
--------------------------------------------------------------------------------------------------
Lessor's term debt obligations:
   Variable rate tax-exempt bonds                $135,600,000  Quoted Bond Rates             2012
   Swap rate term loan                             11,597,665  Swapped LIBOR + 1.250%        2005
   Variable rate term loan                          9,747,510  LIBOR + 1.250%                2004

Buzzard's term debt obligations:
   Variable rate working capital loan               1,219,320  LIBOR + 1.1250%               2002
   Variable rate term loan                          1,151,490  LIBOR + 1.250%                2004

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

COMPETITION

The Company, through a subsidiary, generates electricity using waste coal, an alternative energy source, all of which electricity is sold at rates established under a long-term power purchase agreement with PENELEC, a division of GPU. This power purchase agreement has been approved by the Pennsylvania Public Utility Commission. Other than the risk that PENELEC would assert a position and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement (see "Energy Regulation"), the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement. However, since the Company's contracted rates in the later years of the agreement are determined with reference to then existing market conditions, the rate at which such power is sold is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would negatively impact the Company's profitability and could affect its financial position.

Further, expansion of our business through acquisition and/or development of additional facilities, such as the recent acquisition of Microgy, would be affected by competition from various sources. The principal sources of competition in this market include traditional regulated utilities who have excess capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electric energy, equipment suppliers and other non-utility generators like the Company. The electric industry is also characterized by rapid changes in regulations which the

Company expects could continue to increase competition. For instance, as discussed under "Energy Markets", the electric industry has been previously affected by legislation such as PURPA and the Energy Act which have encouraged companies other than utilities to enter the electric power business by reducing regulatory constraints and increasing access to markets. More recently, as discussed under "Energy Regulation", there has been legislation in numerous states deregulating aspects of the electric business and encouraging a highly competitive rate environment. Furthermore, initiatives to repeal or modify existing regulations could further reduce regulatory restrictions placed on electricity producers and encourage them to create new sources of electric power. Any of these regulatory matters, among others, could increase competition.

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

In previous years, the Company competed in the market to develop power generation facilities. The primary bases of competition in this market are price, the ability of the developer to generate high quality opportunities and to select and acquire environmentally permittable sites in favorable locations as well as to create attractive and efficient development plans which can be financed and cost effectively constructed. In most cases, competitive bidding for a development opportunity is required. In recent years, the Company believed there were limited opportunities for additional project development in the United States for projects similar to those previously developed by the Company. Since there were many companies with substantially greater resources than the Company competing for these limited development opportunities, the Company believed it was not in a favorable competitive position. Therefore, the Company had not been actively pursuing development opportunities in recent years. However, the Company now believes that current market conditions may be more favorable for smaller developers. Therefore, the Company recently took steps to re-emerge into the development market by purchasing an 87.7% controlling interest in Microgy, which intends to develop, finance, own and operate project facilities which utilize environmentally friendly technologies that focus primarily on production of energy from animal and organic wastes (bio-energy), creation of fuels from renewable bio sources (bio-fuels) and the creation of cogeneration projects (alternative energy) which have potential distributed power applications.

ENERGY REGULATION

The Company's Scrubgrass facility is subject to certain regulations under federal and state laws and regulations, and is certified as a QF by the FERC. Pursuant to PURPA, FERC has promulgated regulations which exempt certain QFs from the Federal Power Act of 1935, PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities.
In order to be QFs under PURPA, any facilities which the Company might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. In addition to the regulation of QFs, PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. The Company is not presently subject to regulation under PUHCA and does not presently intend to engage in any activities that would cause it to be so regulated.

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

RISKS FACTORS RELATING TO MICROGY'S BUSINESS (ACQUIRED ON JULY 23, 2001)
------------------------------------------------------------------------

MICROGY HAS EXPERIENCED LOSSES TO DATE AND THE COMPANY ANTICIPATES MICROGY WILL CONTINUE TO EXPERIENCE LOSSES IN THE FORESEEABLE FUTURE

Microgy has minimal financial operating history and has accumulated losses of $1,773,222 through June 30, 2001. Microgy expects to continue to experience losses and accumulate an earnings deficit as it seeks to develop its operations with limited sales. Microgy expects to incur additional operating deficits as it seeks to develop its market presence in the bio-energy and distributed cogeneration power markets, and makes a substantial investment in sales and marketing, the acquisition of key technology and equipment, management, technical and administrative resources. Therefore, the Company can provide no assurance that Microgy will achieve or sustain profitability or a positive cash flow from its operations.

MICROGY IS A YOUNG COMPANY AND HAS ONLY A LIMITED OPERATING HISTORY WITH WHICH INVESTORS CAN EVALUATE ITS BUSINESS AND PRODUCTS

Microgy was formed in 1999, and is still in the development stage. As such, Microgy is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. Microgy's likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of large systems. Furthermore, Microgy became a subsidiary of the Company in July 2001 and the Company does not have experience developing and marketing products and projects similar to those of Microgy or in integrating acquired businesses such as Microgy.

FINANCING RISK; NEED FOR ADDITIONAL CAPITAL

Microgy's future growth is dependant on the availability of capital to finance product development, to construct projects, to fund marketing efforts and to provide sufficient working capital on a continuing basis. There can be no assurance that financing for working capital, project development or other requirements will be available on acceptable terms, if at all. If Microgy's plans or assumptions change or are inaccurate, the timing or amount of capital required may vary substantially.

THE TECHNICAL INFORMATION AND SPECIFICS MICROGY NEEDS TO BUILD ITS INITIAL BIOENERGY FACILITIES IS PROPRIETARY TO ITS DANISH LICENSOR. MICROGY REQUIRES TIMELY ACCESS TO THIS INFORMATION IN ORDER TO BUILD ITS PROJECTS AND FOR IT TO BE SUCCESSFUL.

Microgy's Danish licensor, Danish Biogas Technology, A.S., holds trade secret and other proprietary information which is important to Microgy in building its
anaerobic digestion bioenergy projects.   Notwithstanding the fact that Microgy
has executed trade secret and non-disclosure agreements with them, Microgy has experienced certain delays in obtaining and completing the information it may require to successfully process anaerobic digester based products, such as blue prints and detailed designs. Microgy may require additional information from engineering resources in order for it to maximize the process efficiencies.

MICROGY FACES COMPETITION FROM LARGE PUBLIC UTILITIES AND ENERGY COMPANIES

Competition in the traditional energy business for electric utilities and oil companies is well established with many substantial entities having multi-billion dollar multi-national operations. Competition in the alternative fuels and renewable energy business is not well established and is now just beginning to emerge with rapid growth of the industry and advent of many new technologies. Large companies are entering the renewable power generation field and these companies are significantly better capitalized than the Company.

MICROGY FACES COMPETITION IN THE BIO-DIGESTER TECHNOLOGY MARKET AND FROM OTHER AGRICULTURAL WASTE TECHNOLOGIES, SUCH AS INCINERATION AND GASIFICATION TECHNOLOGIES

There are many companies that offer anaerobic digester technologies ("AD"). AD technologies have been around for many years with most of the applications centered on treatment of municipal sewage sludge. Only in recent years has the AD technology been used to treat high strength organic wastes from animal manure, food, beverage processing, and meat packing plants. Microgy has identified as many as 65 companies offering complete systems or components to AD systems in the U.S. market. These companies may be able to offer a similar or better AD technology than Microgy and may also have greater financial, marketing and organizational resources than the Company.

MICROGY FACES COMPETITION IN THE MARKET FOR TURBINES AND MICRO-TURBINE TECHNOLOGIES

There are a number of larger well-known and better capitalized companies developing micro-turbine technologies which might compete with Microgy licensed microturbine technology. Microgy holds a certain license for applications of microturbine technology which is owned and being developed by Electric Power International, Inc. ("EPI"), which itself is a small company with limited resources. Many of these companies with which EPI and Microgy will compete have spent tens of millions of dollars developing their technologies and products and have production ready models.

In addition, a number of manufacturers of larger combustion turbines are developing smaller units in the 250 kW to 1,000 kW range. EPI is still in the development stage for its microturbine technology and has had no commercial production.

MICROGY WOULD FACE COMPETITION IN THE BIO-FUELS SERVICES MARKET

Emerging competitors in the bio-fuels market are fairly new entities. Based on information provided by an industry publication, Microgy has identified five entities that are in the emerging business of converting organic wastes into liquid fuels such as ethanol and other products. These companies have a competitive edge over Microgy in that they are first to market with technologies and projects. These companies are also better financed and they may be able to offer a more complete system at a lower cost than Microgy's bio-energy concept.

MICROGY'S TECHNOLOGIES COULD BECOME OBSOLETE

Competitive solutions exist or new technologies may be developed in the future by competitive firms that could make Microgy's technologies obsolete. Accordingly, Microgy cannot guarantee that its technologies will ensure a leadership or competitive position within the marketplace in the future.

MICROGY'S PRODUCTS/SERVICES INVOLVE AN EXTENDED SALES CYCLE

The negotiation of fuel purchase agreements, lease agreements, power sales agreements and utility service agreements with hosts such as dairy or swine farmers or customers such as industrial operators, involve a long-term sales cycle and decision-making process. Microgy estimates that it can take from six months to a year to obtain decisions and to negotiate and close these complex agreements. Delays in the customer's decision-making process are outside of Microgy's control and may have a negative impact on Microgy's receipt of revenues and sales projections.

MICROGY HAS AN UNPROVEN BUSINESS APPROACH

It is difficult to predict whether Microgy's proprietary technologies or business approach to the alternative energy and waste management industry will operate and will produce results as anticipated, be profitable or be readily accepted by the marketplace. It is hard to estimate whether demand for Microgy's bio-energy products will materialize at the prices it expects to charge, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if Microgy's technologies and business approach to the energy industry do not achieve or sustain broad market acceptance, Microgy's business operating results and financial condition will be materially and negatively impacted. Microgy's ability to generate future revenues will be dependent on a number of factors, many of which are beyond Microgy's control, including, among other things, the risk factors described herein.

THE PERFORMANCE OF MICROGY'S ALTERNATIVE ENERGY TECHNOLOGIES IS DEPENDENT ON CERTAIN WASTE RESOURCES

The performance of Microgy's alternative energy technologies is dependent on the availability of certain waste resources. To produce the raw energy and subsequently generate power or fuel is dependent on the long-term availability of wastes from animal manure, fats/oils/greases, plastics and other organic material. There can be no assurances that these waste resources in the future will be available or at a price that make them affordable for Microgy's waste to energy technologies. Lack of these raw materials would seriously affect Microgy's ability to generate income, and as a result, Microgy's revenues and financial condition will be materially and negatively affected.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE MICROGY'S GROWTH

Microgy is currently in the early stages of development of its technologies and business strategies. This continuing transition will place a significant strain on the Company's management and personnel resources. The ability to manage the growth of the Microgy business will require the Company to develop and maintain new operations, including financial and management information systems, project operations and management systems, to motivate and manage employees effectively, and to attract new qualified employees. If the Company's management is unable to manage such growth effectively, its business, operating results and financial condition could be materially and adversely affected.

THE COMPANY WILL NEED ADDITIONAL PERSONNEL AND OUTSIDE CONTRACTORS

The Company requires the addition of qualified personnel to support its plans for technology acquisition, research and development, information systems, financial and executive management, market penetration, project management, and expanded operations. If the Company is unable to attract, hire or retain and fund the costs of the necessary technical, sales, marketing, information systems, financial and executive personnel, or the Company loses the services of any member of its current senior management team, it could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company must hire outside contractors, including general contractors, site surveying contractors, electrical contractors and equipment providing contractors, to build Microgy's projects.

DISSOLUTION OF BUSINESS ALLIANCES; INHERENT RISKS IN ALLIANCES

Microgy will rely on a network of various alliances and agreements with other businesses to provide integrated technology solutions to customers. The termination of any business alliance or agreement may have a detrimental impact on the success of a given project and, thereby, negatively impact Microgy's revenue. In addition, alliances are inherently difficult to manage and often do not meet the expectations of the partners. Therefore, there can be no assurance that this part of Microgy's strategy will be effective.

TECHNOLOGY RIGHTS

Microgy relies heavily on strategic relationships, confidentiality agreements, licensing agreements, and its relationships with inventors and consultants to maintain the proprietary nature of its base of technologies relating to currently licensed technologies. To compete effectively, Microgy may have to defend its rights to intellectual property from time to time. The defense costs can be significant. As such, Microgy may lack the financial resources to adequately defend its intellectual property. Microgy and its partners are assessing the strategic value of filing patents. To date, Microgy has not filed any patent applications. There can be no assurance that any patent applications relating to Microgy's existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to Microgy or its licensors, or that such patents will not be challenged, invalidated, infringed, or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with those of Microgy or its licensors without infringing upon, or which do not infringe upon, Microgy's or its licensors' intellectual property rights.

Third parties, including potential competitors, may already have filed patent applications relating to the subject matter of Microgy's licenses. In the event that any such patents are issued to such parties, such patents may preclude Microgy and its licensors from obtaining patent protection for their technologies, products or processes, may hinder or prevent Microgy from commercializing its products and could require Microgy to enter into licenses with such parties or cease such activities. There can be no assurance that any required licenses would be available on acceptable terms, or at all.

MICROGY'S SERVICES WILL BE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS

Microgy expects to provide services involving government regulation, which subjects Microgy to certain regulatory policies and procedures. Many involve environmental regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency (EPA) and various state and local governments. More specifically, Microgy's activities in nutrient management related to animal manure, bio-refineries that convert organic wastes that may be considered toxic or hazardous, and power production will all come under some form of scrutiny from these agencies. Microgy's activities related to these regulations will come under a number of health and safety regulations and OSHA requirements. Microgy's plans and operations involving these issues could come under stricter requirements as new laws and environmental standards apply to both air and water quality. Microgy is also impacted by laws and regulations relating to farms and zoning, as its anaerobic digester projects are expected to be located on leased farm property.

Many of Microgy's bio-energy projects may produce power that can be sold to the electric grid. As such, the sale of this power may come under the regulations of various state public utility commissions. These commissions set the price tariffs that such energy can be sold or purchased and they set the design standards for the interconnection of Microgy's equipment with the electric power grid. Thereby, most of Microgy's green power projects where electricity is sold to the grid will come under regulation by these commissions. These regulations may impede or delay the process of approving and implementing Microgy's projects. Substantial delays may materially affect Microgy's financial performance and financial condition. Many state regulatory commissions, however, have mandated renewable energy portfolio standards which may streamline approval processes for these types of projects. However, there is no assurance that renewable energy standards or mandates will continue or be available for Microgy's projects.

Various state governments and federal energy agencies may also regulate the sale of alternative fuels such as ethanol, hydrogen or gas/oil. These agencies may set the price for some or all of the fuel that Microgy plans to produce at bio-refineries which Microgy may choose to develop. Although economic and tax incentives exist and are expected to increase in the future, price controls and/or regulation could negatively affect the economics of Microgy's various alternative fuels projects.

Government regulations can be burdensome and may result in delays and expense to Microgy. In addition, modifications to regulations could adversely affect the timing and cost of new products and services Microgy introduces. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines.

RISK OF SYSTEM FAILURE

Microgy would depend on the efficient and uninterrupted operation of bio-energy plants and systems, including automation control systems. As Microgy expands its operations, there will be increased stress placed upon hardware and information traffic management systems. There can be no assurance that Microgy will not experience system failures. Any system failure that causes interruptions in Microgy's operations could have a material adverse effect on Microgy's business, results of operations and financial condition. In addition, Microgy's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Microgy does not presently have redundant systems or a formal disaster recovery plan to mitigate the risk of losses that may occur. There can also be no assurance that any business interruption or property and casualty insurance that Microgy would carry in the future would be sufficient to compensate it for any losses that may occur.

SECURITY RISKS TO COMPUTER, INTERNET AND AUTOMATION CONTROL SYSTEMS

Despite Microgy's plans to implement security measures, the networks which will be used to monitor the facilities Microgy develops may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Unauthorized access through the Internet has caused user problems in the past, and Microgy may in the future experience interruptions in service or breaches into our business or control systems as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of confidential information stored in Microgy's computer systems and its installed systems or plants that may result in liability for Microgy. Although Microgy intends to continue to implement industry-standard security measures, such measures have been circumvented in the past and there can be no assurance that measures Microgy would implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may have a material adverse effect on Microgy's business, operating results and financial conditions.

LIABILITY NOT COVERED BY INSURANCE

Although Microgy plans to carry general liability insurance, the insurance may not cover certain potential claims or may not be adequate to indemnify Microgy for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on Microgy's business, operating results, and financial condition. The Company anticipates Microgy or its subsidiaries will seek project financing of projects. Such financings typically call for surety bonding, which will be difficult to obtain, given Microgy's current minimal capitalization and operating experience. Accordingly, obtaining project financing may be difficult, if not impossible.

MICROGY DEPENDS ON A SMALL NUMBER OF KEY EXECUTIVES AND ITS BUSINESS COULD SUFFER IF THEY WERE TO LEAVE MICROGY

Microgy employs a small group of skilled individuals to accomplish its strategic business plan. Microgy believes its performance is substantially dependent on the continued employment and performance of its senior management. None of these individuals are currently subject to employment agreements or employee non-compete agreements. If Microgy fails to retain the services of one or more of these persons, its business could suffer significantly. Microgy does not maintain key-man insurance on the life of any of its officers at this time.

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

At the time of making the Settlement, the Defendants had recorded on their balance sheets aggregate contingent obligations of approximately $1.2 million due to third party creditors. As part of the Settlement, the Defendants were formally released from contingent obligations which amounted to $177,962. Because of the terms of the Settlement, which terms represented a substantial compromise of their previous claims against the Plaintiffs, the Defendants are presently considering their rights and obligations with respect to the remaining contingent obligations. Until the Defendants resolve these remaining issues, the unsettled contingent obligations will remain recorded on their balance sheets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Due to the pending transaction to acquire a controlling interest in Microgy, the Company postponed its June 26, 2001 annual shareholders' meeting to a later date, following closing, which will be announced.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      (i) Exhibit 3.02 - Certificate of Designations related to the Company's newly designated, $.01 par value, Series B Convertible Preferred Stock. (incorporated by reference to Form 8-K filed on August 7,
           2001)

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

     (iii) Exhibit 10.03 - Share Exchange Agreement dated June 20, 2001 among the Company, Microgy and the Principal Microgy Shareholders (incorporated by reference to Exhibit 2 to Amendment No. 7 to
            Schedule 13D filed by Joseph E. Cresci on August 2, 2001 (the
            "13D")).

     (iv) Exhibit 10.04 - Stockholders' Agreement dated July 23, 2001 among the Company, the Principal Microgy Shareholders, Joseph E. Cresci and Donald A. Livingston (incorporated by reference to Exhibit 4 to the 13D)

     (v) Exhibit 10.05 - Registration Rights Agreement dated July 23, 2001 among the Company, the Principal Microgy Shareholders, Joseph E. Cresci, Donald A. Livingston and future exchanging Microgy security holders who become a party thereto (incorporated by reference to Exhibit 5 to the 13D).

     (vi) Exhibit 10.06 - Form of Joinder Agreement (incorporated by reference to Exhibit 6 to the 13D).

     (vii) Exhibit 10.07 - Form of Waiver Agreement dated July 23, 2001 executed by certain Microgy Shareholders (incorporated by reference to Exhibit 3 to the 13D).

     (viii) Exhibit 10.08 - Warrant Agreement dated July 23, 2001 between the Company and Daniel J. Eastman. (incorporated by reference to Exhibit 6 to the Schedule 13D filed by Daniel J. Eastman on August 2, 2001).

     (ix)   Exhibit 11 - Computation of Earnings Per Share.

(b) Reports on Form 8-K

     (i) On April 23, 2001, the Registrant reported the Settlement related to the Sunnyside Project litigation dated April 9, 2001.

     (ii) On May 9, 2001, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated April 15, 2001 which was included in its Fiscal 2000 Annual Report to Shareholders.

     (iii) On June 21, 2001, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated June 4, 2001 which was included in its First Quarter 2001 Quarterly Brochure to Shareholders.

     (iv) On June 21, 2001, the Registrant disclosed pursuant to Regulation FD a press release announcing an agreement for the acquisition of an 80% or greater controlling interest in Microgy subject to the Registrant's due diligence and approval of its Board of Directors. The Registrant also disclosed that, due to the pending transaction to acquire an 80% or greater controlling interest in Microgy, it postponed its June 26, 2001 shareholders' meeting to a later date, following closing, which will be announced.

     (v) On August 7, 2001, as amended on August 14, 2001, the Registrant disclosed the completion on July 23, 2001 of an acquisition of an 87.7% controlling interest in Microgy.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION



August 14, 2001                             /s/ William D. Linehan
                                            -------------------------------
                                            William D. Linehan
                                            Treasurer and
                                            Chief Financial Officer
                                            (principal accounting officer
                                            and authorized officer)