Form 10-Q
period 2001-09-30
ENVIRONMENTAL POWER CORP
filed 2001-11-19
CIK 805012

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 2001
                               ------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         -------------  --------------------

         Commission file number                  0-15472
                                ---------------------------------------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

                 Delaware                                     04-2782065
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                      Identification No.)

        500 Market Street, Suite 1-E, Portsmouth, New Hampshire  03801
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

                  Number of shares of Common Stock outstanding

                    at November 14, 2001 18,905,939 shares

                     The Exhibit Index appears on Page 31

                          Total number of pages is 73

================================================================================

                        ENVIRONMENTAL POWER CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets as of September 30, 2001
      (unaudited) and December 31, 2000................................     2

     Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001 and
      September 30, 2000...............................................     3


     Condensed Consolidated Statements of Cash Flows (unaudited) for
      the Nine Months Ended September 30, 2001 and September 30, 2000..     4


     Notes to Condensed Consolidated Financial Statements..............     5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    10

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk.....................................................    27

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds................    28

     Item 4.  Submission of Matters to a Vote of Security Holders......    29

     Item 5.  Other Matters............................................    29

     Item 6.  Exhibits and Reports on Form 8-K.........................    31

     Signatures........................................................    32

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30              December 31
                                                                                   2001                      2000
                                                                             -----------------         -----------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                              $        560,807          $        307,666
    Restricted cash                                                                   805,403                   587,476
    Receivable from utility                                                         8,052,627                 7,336,408
    Other current assets                                                            1,112,063                   760,980
                                                                             -----------------         -----------------
                      TOTAL CURRENT ASSETS                                         10,530,900                 8,992,530

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                  569,055                   558,015

DEFERRED INCOME TAX ASSET                                                           1,370,193                   755,193

LEASE RIGHTS, NET                                                                   2,198,754                 2,310,507

ACCRUED POWER GENERATION REVENUES                                                  61,783,779                56,188,143

INTANGIBLE ASSETS                                                                   6,059,096                       ---

OTHER ASSETS                                                                          459,920                   479,786
                                                                             -----------------         -----------------

                     TOTAL ASSETS                                            $      82,971,697         $      69,284,174
                                                                             =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                    $      8,056,435          $      6,952,054
    Dividends payable on common stock                                                     ---                   171,102
    Other current liabilities                                                       3,052,054                 3,045,787
                                                                             -----------------         -----------------
                    TOTAL CURRENT LIABILITIES                                      11,108,489                10,168,943

DEFERRED GAIN, NET                                                                  4,549,057                 4,780,365

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                            2,025,863                 2,116,309

ACCRUED  LEASE  EXPENSES                                                           61,783,779                56,188,143
                                                                             -----------------         -----------------
                   TOTAL LIABILITIES                                               79,467,188                73,253,760
                                                                             -----------------         -----------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock (no par value, 10 shares authorized; 10 shares
         issued at September 30, 2001 and December 31, 2000, respectively)                100                       100
    Series B Convertible Preferred stock ($.01 par value, 1,000,000 shares authorized; 197,760.7 shares issued at September 30, 2001 and no
         shares issued at December 31, 2000)                                        1,528,690                       ---
    Common stock ($.01 par value; 20,000,000 shares authorized;
         18,046,972 and 12,525,423 shares issued at September 30, 2001 and December 31, 2000, respectively; 16,928,332 and 11,406,783 shares outstanding at September 30, 2001 and December 31, 2000,
         respectively)                                                                180,469                   125,254
    Additional paid-in capital                                                      4,401,444                       ---
    Accumulated deficit                                                            (1,503,975)               (3,192,721)
                                                                             -----------------         -----------------
                                                                                    4,606,728                (3,067,367)

    Treasury stock (1,118,640 common shares, at cost, as of
         September 30, 2001 and December 31, 2000, respectively)                     (456,271)                 (456,271)
    Notes receivable from officers and board members                                 (645,948)                 (445,948)
                                                                             -----------------         -----------------
                    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            3,504,509                (3,969,586)
                                                                             -----------------         -----------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $     82,971,697          $     69,284,174
                                                                             =================         =================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended September 30     Nine Months Ended September 30
                                                            2001            2000             2001              2000
                                                     ---------------     -------------    --------------     ------------
POWER GENERATION REVENUES                            $   13,914,475      $ 13,079,296     $  39,494,244      $41,165,018
                                                     ---------------     -------------    --------------     ------------

COSTS AND EXPENSES:
     Operating expenses                                   5,292,285         5,021,065        17,779,358       17,065,816
     Lease expenses                                       5,988,593         5,664,855        17,862,716       19,703,145
     General and administrative expenses                  1,101,420           707,070         2,589,900        2,313,679
     Depreciation and amortization                          111,870           102,044           284,981          312,826
                                                     ---------------     -------------    --------------     ------------
                                                         12,494,168        11,495,034        38,516,955       39,395,466
                                                     ---------------     -------------    --------------     ------------

OPERATING INCOME                                          1,420,307         1,584,262           977,289        1,769,552
                                                     ---------------     -------------    --------------     ------------

OTHER INCOME (EXPENSE), NET:
     Interest income                                         17,944            33,828            59,688          707,553
     Interest expense                                       (43,047)          (82,025)         (145,474)        (240,161)
     Other income                                            32,723               ---         1,710,685              ---
     Sale of NOx emission credits                               ---               ---               ---        1,161,888
     Amortization of deferred gain                           77,103            77,103           231,308          231,308
                                                     ---------------     -------------    --------------     ------------
                                                             84,723            28,906         1,856,207        1,860,588
                                                     ---------------     -------------    --------------     ------------

INCOME BEFORE INCOME TAXES                                1,505,030         1,613,168         2,833,496        3,630,140

INCOME TAX EXPENSE                                         (583,000)         (710,000)       (1,141,000)      (1,598,000)
                                                     ---------------     -------------    --------------     ------------

NET INCOME                                           $      922,030      $    903,168     $   1,692,496      $ 2,032,140
                                                     ===============     =============    ==============     ============

EARNINGS PER COMMON SHARE:
     BASIC                                           $         0.06      $       0.08     $        0.13      $      0.18
     DILUTED                                         $         0.05      $       0.08     $        0.13      $      0.18

DIVIDENDS:
     Common shares                                   $          ---      $    171,102     $         ---      $   513,305
     Preferred shares                                         1,250             1,250             3,750            3,750
                                                     ---------------     -------------    --------------     ------------
                                                     $        1,250      $    172,352     $       3,750      $   517,055
                                                     ===============     =============    ==============     ============

DIVIDENDS PER COMMON SHARE                           $        0.000      $      0.015     $       0.000      $     0.045
                                                     ===============     =============    ==============     ============

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended September 30
                                                                         2001                  2000
                                                                  ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $     1,692,496       $     2,032,140
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                   284,981               312,826
          Deferred income taxes                                            52,000                12,000
          Amortization of deferred gain                                  (231,308)             (231,308)
          Accrued power generation revenues                            (5,595,636)           (5,277,009)
          Accrued lease expenses                                        5,595,636             5,277,009
          Non-cash compensation expense                                     3,916                   ---
          Changes in operating assets and liabilities:
               Increase in receivable from utility                       (716,219)           (4,064,215)
               Increase in other current assets                          (241,532)              (91,650)
               Increase in other assets                                    (6,754)              (10,563)
               Increase in accounts payable and accrued expenses          303,984             2,161,677
               Increase in long-term liabilities                              ---                 8,550
               Decrease in long-term debt to supplier                     (94,411)              (89,875)
                                                                  ----------------      ----------------
                   Net cash provided by operating activities            1,047,153                39,582
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                          (217,927)             (147,130)
    Cash paid for acquisition of Microgy, net of cash acquired           (210,465)                  ---
    Property, plant and equipment expenditures                             (1,000)                 (300)
                                                                  ----------------      ----------------
                   Net cash used in investing activities                 (429,392)             (147,430)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                    (174,852)             (517,055)
    Net (repayments) borrowings under working capital loan               (662,794)            1,136,908
    Proceeds from short-term note payable                                 750,000                   ---
    Advances on notes receivable from officers                           (200,000)                  ---
    Repayment of secured promissory notes payable and
         other borrowings                                                 (76,974)             (600,000)
                                                                  ----------------      ----------------
                   Net cash (used in) provided by
                     financing activities                                (364,620)               19,853
                                                                  ----------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          253,141               (87,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            307,666               306,188
                                                                  ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       560,807       $       218,193
                                                                  ================      ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - ACQUISITION OF MICROGY COGENERATION SYSTEMS INC.
---------------------------------------------------------

On July 23, 2001, the Company acquired approximately 87.7% of the outstanding common stock of Microgy Cogeneration Systems Inc., a privately held Colorado corporation ("Microgy"), in exchange for securities of the Company pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of June 20, 2001 among the Company, Microgy and the Principal Microgy Shareholders, as defined therein. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial results of Microgy have been included in the condensed consolidated statements of operations of the Company beginning July 24, 2001.

Microgy is an alternative energy company that plans to develop renewable energy plants in the United States and other countries. Microgy plans to employ unique proprietary technologies and services that are designed to convert biomass type organic wastes and animal manure into clean, renewable sources of electricity and/or fuels. These plants are expected to also reduce water and air pollution and green house gases that are believed to cause global warming and climate change.

Microgy holds a perpetual and exclusive license in certain territories for use of certain proprietary technology in its cogeneration facilities. Under the license agreement, 1) the licensor will own a 5% minority equity stake in any legal entity that owns any project developed by Microgy using the licensor's enhanced anaerobic digester technology wherein Microgy retains an equity position, 2) the licensor will receive a fixed payment for each project for engineering work and construction drawings, 3) the licensor will receive a licensing fee, based on a percentage of the total cost for each project facility where the licensed technology is installed, and 4) the licensor will receive a monthly consulting fee upon commercial operation of a particular project.

Under the terms of the Exchange Agreement, the Company issued an aggregate of 5,521,549 shares of the Company's common stock, $.01 par value ("Common Stock") and 197,760.7 shares of the Company's newly designated Series B Convertible Preferred Stock, $.01 par value (the "Preferred Stock"), to the Principal Microgy Shareholders in exchange for 15,919,147 shares of

Microgy common stock. Each share of Preferred Stock, which votes with the Common Stock on an as converted basis, will automatically be converted into ten shares of Common Stock upon an increase in the authorized common stock to an amount sufficient to allow conversion of the Preferred Stock. The exchange ratio ("Exchange Ratio") used was 0.3468495 shares of Common Stock and 0.0124228 shares of Preferred Stock for each share of Microgy common stock, which Exchange Ratio is subject to adjustment in certain circumstances. Holders of approximately 94% of the Microgy common stock exchanged on July 23, 2001 waived their right to adjustments in the Exchange Ratio, except for the adjustment described in the following sentence. In connection with the issuance of 400,000 options and warrants in September 2001, the Company expects to adjust the Exchange Ratio, resulting in the issuance of approximately 258,883 additional shares of common stock to the Principal Microgy Shareholders.

Under the terms of the Exchange Agreement, the Company agreed to offer (the "Subsequent Offer") the remaining security holders of Microgy (who own an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock) an opportunity to exchange their Microgy securities for EPC securities based on the Exchange Ratio, as the same may be adjusted.

On July 23, 2001, one of the Principal Microgy Shareholders also exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase securities of the Company based on the Exchange Ratio.

The purchase price was $6,253,435, resulting in goodwill and other intangibles of $6,059,096. The purchase price represents the fair value of the securities issued and the direct costs of the acquisition. The fair value of the securities were determined using available market information and appropriate valuation methodologies.

The allocation of the purchase price to the assets and liabilities of Microgy as reflected in the Company's condensed consolidated balance sheets is preliminary and tentative. The Company is in the process of obtaining information to assist in the determination of certain assets and liabilities acquired. This information may result in revisions to the amounts recorded in the Company's consolidated balance sheets and include the recognition of intangible assets that are separate from goodwill.

The following summarized unaudited pro forma information assumes the acquisition of Microgy occurred on January 1, 2001. The unaudited pro forma results are not necessarily indicative of the results which might actually have been obtained had the acquisition occurred as of January 1, 2001, nor are they intended to be indicative of future results of operations. The amounts below do not include any amortization of goodwill or indefinite-lived intangible assets.

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2001               SEPTEMBER 30, 2001
                                                             ----------------------------     -----------------------------

Revenues                                                             $13,914,475                       $39,494,244
Net income                                                           $   848,844                       $ 1,182,896
Basic earnings per common share                                      $      0.05                       $      0.07
Diluted earnings per common share                                    $      0.04                       $      0.06

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method of accounting. SFAS 141 also broadens the criteria for recording intangibles separate from goodwill and revises certain financial statement disclosures. The Microgy acquisition (see Note B) was accounted for in accordance with SFAS 141.

Also in June 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 have been applied to the goodwill and intangible assets acquired as part of the Microgy acquisition (see Note B), as required by SFAS 142. The Company did not have acquired goodwill or intangible assets recorded on its balance sheet prior to the Microgy acquisition.

In June 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

NOTE D -- EARNINGS PER COMMON SHARE
-----------------------------------

The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The Company excludes antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000.

                                                                 INCOME                   SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
Three Months Ended September 30, 2001:
--------------------------------------
Income attributable to shareholders                               $  922,030                15,547,945
Effect of dividends to preferred stockholders                         (1,250)
                                                                  ----------                ----------                -----
Basic EPS - Income attributable to common shareholders               920,780                15,547,945                $0.06
Effect of dilutive securities:
     Assumed conversion of preferred stock                                                   1,483,205
     Assumed exercise of dilutive stock options                                                 32,255
                                                                  ----------                ----------                -----
Diluted EPS - Income attributable to common shareholders          $  920,780                17,063,405                $0.05
                                                                  ==========                ==========                =====

Three Months Ended September 30, 2000:
--------------------------------------
Income attributable to shareholders                               $  903,168                11,406,783
Effect of dividends to preferred stockholders                         (1,250)
                                                                  ----------                ----------                -----
Basic EPS - Income attributable to common shareholders               901,918                11,406,783                 0.08
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  4,233
                                                                  ----------                ----------                -----
Diluted EPS - Income attributable to common shareholders          $  901,918                11,411,016                $0.08
                                                                  ==========                ==========                =====

                                                                 INCOME                   SHARES                PER SHARE
                                                               (NUMERATOR)             (DENOMINATOR)             AMOUNTS
                                                          ------------------      --------------------      ---------------
Nine Months Ended September 30, 2001:
-------------------------------------
Income attributable to shareholders                               $1,692,496                12,802,339
Effect of dividends to preferred stockholders                         (3,750)
                                                                  ----------                ----------                -----
Basic EPS - Income attributable to common shareholders             1,688,746                12,802,339                $0.13
Effect of dilutive securities:
     Assumed conversion of preferred stock                                                     499,835
     Assumed exercise of dilutive stock options                                                 20,503
                                                                  ----------                ----------                -----
Diluted EPS - Income attributable to common shareholders          $1,688,746                13,322,677                $0.13
                                                                  ==========                ==========                =====

Nine Months Ended September 30, 2000:
-------------------------------------
Income attributable to shareholders                               $2,032,140                11,406,783
Effect of dividends to preferred stockholders                         (3,750)
                                                                  ----------                ----------                -----
Basic EPS - Income attributable to common shareholders             2,028,390                11,406,783                 0.18
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                  1,954
                                                                  ----------                ----------                -----
Diluted EPS - Income attributable to common shareholders          $2,028,390                11,408,737                $0.18
                                                                  ==========                ==========                =====

NOTE E - RELATED PARTY TRANSACTIONS
-----------------------------------

On September 14, 2001, the Company borrowed $750,000 from Alco Financial Services, LLC ("Alco"). Robert Weisberg, a Director of the Company, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. The Company also pays an administrative fee of 0.6% per month. The loan is secured by all of the Company's assets (other than the stock of its subsidiary, Buzzard Power Corporation). In connection with the loan, the Company granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share.

In September 2001, the Company paid $150,000 to George Kast, a principal shareholder of the Company and previously a Principal Microgy Shareholder, in full satisfaction of a Microgy obligation. The original obligation, which amounted to $182,720, was settled for $150,000 and the settlement reduction was reported as other income during the third quarter of 2001.

In September 2001, the Company granted Mr. Weisberg five year options to purchase 350,000 shares of common stock at $0.72 per share. In May 2001, the Company granted Mr. Weisberg options to purchase 100,000 shares of common stock at $.43 per share. The options were issued in exchange for Mr. Weisberg's extraordinary efforts in seeking financing for the Company. The fair value of these securities has been deferred and will be amortized to income over the life of the financing.

NOTE F - NONCASH ACTIVITIES
---------------------------


Fair value of options for 450,000 shares issued to Mr. Weisberg for his
    extraordinary efforts in seeking financing (deferred as a cost of the financing)     $  113,600
                                                                                         ==========

Fair value of a warrant for 50,000 shares issued to Alco to secure
    financing (deferred as a cost of the financing)                                      $   14,398
                                                                                         ==========

Fair value of Microgy assets acquired                                                    $6,805,215
Liabilities assumed                                                                        (551,780)
                                                                                         ----------
Acquisition price - fair value of securities issued and direct costs of acquisition (including $171,229 of direct acquisition costs that are included
    in accounts payable and accrued expenses as of September 30, 2001)                   $6,253,435
                                                                                         ==========


NOTE G - SUBSEQUENT EVENT
-------------------------

At the Company's 2001 Annual Meeting of Stockholders held on November 1, 2001, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the Company's authorized capital stock from 20 million shares of common stock and one million shares of preferred stock to 50 million shares of common stock and two million shares of preferred stock, all $.01 par value per share. The amendment was filed with the Secretary of State of Delaware on November 9, 2001, resulting in the automatic conversion of all 197,760.7 shares of Series B Convertible Preferred Stock, referred to in Note B, into 1,977,607 shares of common stock.

In November 2001, as contemplated in the Exchange Agreement, the Company is in the process of completing the Subsequent Offer whereby the remaining security holders of Microgy have been offered the opportunity to exchange their Microgy securities for securities of the Company based on the Exchange Ratio, as the same may be adjusted.

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

On July 23, 2001, the Company acquired approximately 87.7% of the outstanding common stock of Microgy Cogeneration Systems, Inc., a privately held Colorado corporation ("Microgy"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial results of Microgy have been included in the operating results of the Company beginning July 24, 2001. Microgy, a development stage company, had no revenues from operations during the period between July 24, 2001 and September 30, 2001.

Microgy is an alternative energy company that plans to develop renewable energy plants in the United States and other countries. Microgy plans to employ unique proprietary technologies and services that are designed to convert biomass type organic wastes and animal manure into clean, renewable sources of electricity and/or fuels. These plants are expected to also reduce water and air pollution and green house gases that are believed to cause global warming and climate change. Microgy intends to develop and/or license from others proprietary technologies that focus on renewable, clean, cost effective energy and fuels.

Microgy has begun to seek host sites for project facilities and negotiate power purchase agreements to sell energy as a source of revenue, obtain license or other rights to other technologies and explore areas of mutual interest with others with a view toward seeking to create viable projects with sustainable long-term revenue streams.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 2001 with the results of operations for the three and nine months ended September 30, 2000. Historical results and trends which might appear should not be taken as indicative of future operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net income was $1,692,496 for the nine months ended September 30, 2001 as compared to $2,032,140 for the nine months ended September 30, 2000. The decrease in net results during the nine months ended September 30, 2001 is primarily attributable to a decrease in power generation revenues, a decrease in interest income, the absence of revenues from sales of NOx emission credits, and increases in operating expenses and general and administrative expenses. The effect of these changes was offset in part by an increase in other income and decreases in lease expenses, interest expense and income tax expense.

Power generation revenues for the nine months ended September 30, 2001 amounted to $39,494,244 as compared to $41,165,018 for the nine months ended September 30, 2000. The decrease in power generation revenues during the nine months ended September 30, 2001 is primarily attributable to the absence of revenues of approximately $3,687,000 from the settlement agreement with PENELEC. This decrease was offset in part by a 5% increase in certain rates billed to PENELEC under the terms of the PPA, improvements in the Scrubgrass capacity rate, and an increase in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $5,595,636 and $5,277,009 for the nine months ended September 30, 2001 and 2000, respectively. The Scrubgrass average capacity factors were 89.67% and 88.96% during the nine months ended September 30, 2001 and 2000, respectively. The capacity factors during these periods were impacted by forced outages which resulted in lost capacity of 3.85% and 4.31% during the nine months ended September 30, 2001 and 2000, respectively. The lost capacity from annual maintenance outages was comparable between 2001 and 2000.

Operating expenses for the nine months ended September 30, 2001 amounted to $17,779,358 as compared to $17,065,816 for the nine months ended September 30, 2000. The increase in operating expenses during nine months ended September 30, 2001 was primarily attributable to the following reasons. First, the Company had higher fuel costs primarily from improvements in the Scrubgrass capacity rate, cost escalations in certain fuel supply agreements, changes in the fuel mix and quality from fuel sources and increases in mobile equipment costs at a fuel site. Second, pursuant to the terms of the O&M, the Operator passed along increases in its labor and related costs and operator fees to the Company. Third, planned maintenance expenses increased primarily because of differences in the scope of procedures performed during the 2001 and 2000 annual maintenance outages.

Lease expenses for the nine months ended September 30, 2001 amounted to $17,862,716 as compared to $19,703,145 for the nine months ended September 30, 2000. The decrease in lease expenses during the nine months ended September 30, 2001 is primarily attributable to the following reasons. First, the Lessor's loan costs, which are passed along to the Company as a lease expense, decreased due to lower variable interest rates and reduced outstanding balances on the Scrubgrass debt. Second, the Company incurred scheduled decreases in base equity rents paid to the Lessor. Third, the additional rents paid to the Lessor, which amount to 50 percent of the net cash flows from the Scrubgrass Project, were lower during the nine months ended September 30, 2001 primarily due to the absence of revenues and interest income from the PENELEC settlement and the absence of income from the sale of NOx emission credits. This overall decrease in lease expenses was offset in part by the following increases in lease expenses during the nine months ended September 30, 2001. First, due to a refinancing of the Lessor's letter of credit, the Company had an increase in the Lessor's letter of credit fees which were passed through in its facility lease expenses. Second, the Company had an increase in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $5,595,636 and $5,277,009 for the nine months ended September 30, 2001 and 2000, respectively. Third, the Lessor passed along increases in its scheduled principal payments for the Scrubgrass debt.

General and administrative expenses was $2,589,900 for the nine months ended September 30, 2001 as compared to $2,313,679 for the nine months ended September 30, 2000. The increase in general and administrative expenses during the nine months ended September 30, 2001 was primarily attributable to the following reasons. First, the Company acquired Microgy on July 23, 2001 and incurred Microgy general and administrative expenses of $161,869 following the acquisition. Second, the Company incurred significant expenses pertaining to the Microgy acquisition for post-acquisition integration, business development, and strategic planning. Third, the Company incurred an increase in Scrubgrass insurance expense due to changes in the insurance market for power generation facilities. These increases were offset in part by lower Scrubgrass management expenses during 2001. Scrubgrass had incurred significant professional fees, travel expenses and labor related costs during 2000 to address certain non-recurring business matters including the settlement with PENELEC and the replacement of the letter of credit.

Interest income for the nine months ended September 30, 2001 amounted to $59,688 as compared to $707,553 for the nine months ended September 30, 2000. The decrease in interest income during the nine months ended September 30, 2001 is mostly attributable to the absence of approximately $608,000 of interest income from the settlement agreement with PENELEC. The decrease was also attributable to lower average interest rates for investments and reductions in the average outstanding balances of notes receivable from officers.

Interest expense was $145,474 for the nine months ended September 30, 2001 as compared to $240,161 for the nine months ended September 30, 2000. The decrease in interest expense during the nine months ended September 30, 2001 was primarily attributable to lower variable interest rates and reduced outstanding balances related to the Scrubgrass debt.

During the nine months ended September 30, 2001, the Company had other income of $1,710,685, principally from the settlement of a litigation relating to the Company's former Sunnyside Project.

During the nine months ended September 30, 2000, the Company earned $1,161,888 from the sale of NOx emissions credits. The Company's NOx emission credits are discussed further under Liquidity and Capital Resources.

Income tax expense was $1,141,000 for the nine months ended September 30, 2001 as compared to $1,598,000 for the nine months ended September 30, 2000. The decrease in income tax expense was primarily attributable to a decrease in income before taxes and a lower effective tax rate during 2001. During the third quarter of 2001, the Company revised its estimated effective tax rate for the year ended December 31, 2001 from approximately 42% to 40%. This change was largely attributable to the inclusion of Microgy's operations in the Company's statement of operations for the remainder of 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net income was $922,030 for the three months ended September 30, 2001 as compared to $903,168 for the three months ended September 30, 2000. The increase in net results during the three months ended September 30, 2001 was primarily attributable to an increase in power generation revenues and a decrease in income tax expense. The effect of these changes was offset in part by increases in operating expenses, lease expenses and general and administrative expenses.

Power generation revenues were $13,914,475 for the three months ended September 30, 2001 as compared to $13,079,296 for the three months ended September 30, 2000. The increase in power generation revenues during the quarter ended September 30, 2001 was primarily attributable to an improvement in the Scrubgrass capacity rate and a 5% increase in certain rates billed to PENELEC under the terms of the PPA. The Scrubgrass average capacity factors were 95.18% and 94.20% during the three months ended September 30, 2001 and 2000, respectively. The capacity factors during these periods were primarily impacted by forced outages which resulted in lost capacity of 4.39% and 4.85% during the three months ended September 30, 2001 and 2000, respectively.

Operating expenses was $5,292,285 for the three months ended September 30, 2001 as compared to $5,021,065 for the three months ended September 30, 2000. The increase in operating expenses during quarter ended September 30, 2001 was primarily attributable to the following reasons. First, the Company had higher fuel costs primarily from improvements in the Scrubgrass capacity rate, cost escalations in certain fuel supply agreements and changes in fuel quality and mix between fuel sources. Second, pursuant to the terms of the O&M, the Operator passed along increases in its operator fees to the Company. Third, facility enhancement expenses increased primarily because of differences in the scope of procedures performed during the third quarters of 2001 and 2000. These increases were offset in part by decreases in the Operator's labor and related costs which were passed through to the Company pursuant to the terms of the O&M.

Lease expenses was $5,988,593 for the three months ended September 30, 2001 as compared to $5,664,855 for the three months ended September 30, 2000. The increase in lease expenses during the quarter ended September 30, 2001 was primarily attributable to increases in additional rents paid to the Lessor and increases in scheduled principal payments and letter of credit fees pursuant to the Scrubgrass debt. Due to a requirement to pay the Scrubgrass working capital loan to zero during 2001, which requirement was satisfied during the second quarter of 2001, the increase in the additional rent was primarily due to the timing of when cash became available for distribution from the Scrubgrass Project. The aforementioned increases were offset in part by decreases in scheduled base equity rent payments and interest on the Scrubgrass debt. The interest on the Scrubgrass debt decreased due to lower variable interest rates and reduced outstanding balances of the debt.

General and administrative expenses was $1,101,420 for the three months ended September 30, 2001 as compared to $707,070 for the three months ended September 30, 2000. The increase in general and administrative expenses during the quarter ended September 30, 2001 was primarily attributable to the following reasons. First, the Company acquired Microgy on July 23, 2001 and incurred Microgy general and administrative expenses of $161,869 following the acquisition. Second, the Company incurred significant expenses pertaining to the Microgy acquisition for post-acquisition integration, business development, and strategic planning. These increases were offset in part by lower Scrubgrass management expenses which were discussed in a previous section.

Income tax expense was $583,000 for the three months ended September 30, 2001 as compared to $710,000 for the three months ended September 30, 2000. The decrease in income tax expense was primarily attributable to a decrease in income before taxes and a lower effective tax rate during the third quarter of 2001. During the third quarter of 2001, the Company revised its estimated effective tax rate for the year ended December 31, 2001 from approximately 42% to 40%. As a result, the effective tax rate for the third quarter of 2001 decreased to approximately 39% in order to revise the effective tax rate to 40% for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

From January 1, 2001 through September 30, 2001, the Company received dividends from the Scrubgrass Project totaling $1,341,406. On September 14, 2001, the Company borrowed $750,000 for a 12 month period from Alco Financial Services, LLC ("Alco"). On September 30, 2001, the Company's unrestricted cash balance was $560,807, compared to a balance of $307,666 on December 31, 2000. On September 30, 2001, the Company's restricted cash balance was $805,403, compared to a balance of $587,476 on December 31, 2000. The Company is allowed to spend restricted cash to fund the cost of major equipment overhauls at the Scrubgrass facility subject to certain restrictions.

Alco Loan - On September 14, 2001, the Company borrowed $750,000 from Alco. Robert Weisberg, a Director of the Company, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. The

Company also pays an administrative fee of 0.6% per month. The loan is secured by all of the Company's assets (other than the stock of its subsidiary, Buzzard Power Corporation). In connection with the loan, the Company granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share.

Working Capital Loan for Scrubgrass Project - The Company may borrow up to
$4 million under a Lessee Working Capital Loan Agreement with the Lessor for ongoing working capital requirements of the Scrubgrass Project. The outstanding borrowings under the Lessee Working Capital Loan Agreement were $2,080,167 and $2,742,961 as of September 30, 2001 and December 31, 2000, respectively. Under the terms of the Lessee Working Capital Loan Agreement, the Company is required to pay this loan to zero for a minimum of twenty days during 2001, which requirement was already satisfied during the second quarter of 2001. As noted below, the Lessee Working Capital Loan Agreement expires in December 2002. There can be no assurance that the Company will be successful in obtaining a renewal of this loan or a replacement line of credit.

Sale of NOx Credits - The Scrubgrass Project needed to achieve certain seasonal nitrogen oxide ("NOx") emission levels beginning on May 1, 1999, and will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the 1999 requirements without any modifications to the Facility. However, the Company made capital improvements of $811,568 during 1999 to the Facility, which are expected to enable the Facility to meet the stricter standards in 2003. By making improvements to the Facility before 2003, the Company anticipated that it would not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Consequently, the Company sold its anticipated excess NOx Credits and used the proceeds to finance the capital improvements and generate additional working capital. The Company expects to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Furthermore, the Company presently expects to receive its next award of NOx Credits early in fiscal 2002 for the ozone seasons in 2003 through 2007. Similar to prior years, the Company expects that it may not require a portion of these future NOx Credits to maintain its compliance with the applicable regulations. The Company is in the process of negotiating a contract for the sale of anticipated excess NOx credits which, if finalized, would be entered into in early 2002 following the anticipated award and provide additional cash flows to the Company's operations.

Refinancing Discussions - Recently, NEG has been in long-term refinancing discussions with the lending agent for the Scrubgrass Project. Through these discussions, NEG has addressed or is addressing the following financing requirements for the Scrubgrass Project:

1) the Lessor's tax-exempt bond letter of credit expired in December 2000 and needed to be replaced or extended.

2) Buzzard is required to pay the balance of its Lessee Working Capital Loan to zero for a minimum of 20 days in fiscal 2002, as it did during fiscal 2001.

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

NEG continues to address the remaining financing matters with the lending agent of the Scrubgrass Project. In connection with these discussions, NEG recently reached a provisional agreement with the lending agent which is expected to address all of the remaining financing matters. Under the terms of this provisional agreement, the available lessee working capital facility would be increased from $4 million to $10 million through fiscal 2005 with annual paydown requirements of $2.5 million in fiscal 2001 and fiscal 2002, and $8 million in fiscal 2003 through fiscal 2005. After fiscal 2005, the available working capital facility and annual paydown requirements would reduce incrementally until the expiration of the proposed working capital facility in fiscal 2008. Due to its credit constraints, the lending agent is expected to transfer a portion of its existing Scrubgrass Project loan commitments to another financial institution in order to provide the proposed working capital facility. At this time, the Company has no reason to believe that the provisional agreement would not eventually be finalized. However, present uncertainties in the energy market could cause delays in locating a suitable financial institution for the lending agent's transferable loan commitments. Should there be delays in finalizing the working capital facility, the Company's distributions from the Scrubgrass Project may be delayed or reduced. As time passes, there can also be no assurance that the terms of the provisional agreement would not be amended to reflect changes in market conditions.


The Company believes that, during the next twelve months, expected cash flows from the Scrubgrass Project, assuming continued favorable operation of the Scrubgrass Project, combined with the Company's current cash balance, will likely be sufficient to fund ongoing corporate expenditures, Microgy's current overhead requirements prior to commencing development or construction of power projects, and, to the extent not refinanced or replaced, repayment of the Alco loan. However, in the event Scrubgrass Project cash flows are less than anticipated or corporate and overhead expenses are greater than anticipated, the Company may be required to seek financing. There can be no assurance that such financing will be obtained or, if obtained, will be on terms acceptable to the Company.

Microgy anticipates that project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Microgy can offer no assurance that it will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy. Microgy will, however, need to obtain financing to allow it to develop and construct such projects.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are four recently issued accounting standards which are required to be adopted in the future which are described in Note C to the Condensed Consolidated Financial Statements.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In recent years, the Company's business consisted of a single operating project and a corporate office and the Company had presented its business risks in that manner. On July 23, 2001, the Company acquired an 87.7% controlling interest in Microgy, a development stage company, which intends to pursue, among other things, the development of renewable and distributed energy projects. The Company's future business risks will be materially affected by this recent acquisition. Therefore, the Company has presented separately its historical business risks, which pertain principally to the Scrubgrass Project, and Microgy's business risks to allow readers to better understand the changes in the Company's future business from the acquisition.

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

FINANCIAL RESULTS

Financial results can be affected by numerous factors, including without limitation, general economic conditions, cyclic industry conditions, the amount and rate of growth of expenses, transportation and quality of raw materials, inflation, levels of energy rates, uncertainties relating to government and regulatory policies, the legal environment and volatile and unpredictable developments such as the Scrubgrass Project's 1997 generator repair.

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

CUSTOMER CONCENTRATION

The Company's power generation revenues are earned under a long-term power purchase agreement with one customer, PENELEC. The Company expects that the concentration of its revenues with this customer will continue for the foreseeable future.

INTEREST RATES

Buzzard, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. Buzzard also has a variable rate working capital loan and a variable rate term loan, all of which were advanced from the Lessor under various Scrubgrass Project agreements.

Presently, the Company is not able to predict how future interest rates will affect its debt or lease obligations. Should market interest rates rise significantly, the Company's operating results may be significantly impacted.

FUEL QUALITY

The Company obtains waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal which supplies the Scrubgrass power generation facility. The facility operator maintains certain controls over obtaining higher quality waste coal. However, certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. The Company cannot predict the extent to which poor fuel quality may impact its future operating results.

COMPETITION AND MARKET RISK

The Company, through its Buzzard subsidiary, generates electricity using waste coal, an alternative energy source, all of which electricity is sold at rates established under a long-term power purchase agreement with PENELEC. This power purchase agreement has been approved by the Pennsylvania Public Utility Commission. Other than the risk that PENELEC would assert a position and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement (see "Energy Regulation"), the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement. However, since the Company's contracted rates in the later years of the agreement are determined with reference to then existing market conditions, the rate at which such power is sold is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would negatively impact the Company's profitability and could affect its financial position.

Further, expansion of our business through acquisition and/or development of additional facilities, such as the recent acquisition of Microgy, would be affected by competition from various sources, many of which are significantly better capitalized than the Company.

ENERGY REGULATION

The Company's Scrubgrass facility is subject to certain regulations under federal and state laws and regulations. Changes in regulations or agency policies could have a material effect on the Company.

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

RISKS FACTORS RELATING TO MICROGY'S BUSINESS (ACQUIRED ON JULY 23, 2001)
------------------------------------------------------------------------

MICROGY HAS EXPERIENCED LOSSES TO DATE AND EPC ANTICIPATES MICROGY WILL CONTINUE TO EXPERIENCE LOSSES IN THE FORESEEABLE FUTURE.

Microgy has minimal financial operating history and had accumulated losses of approximately $1.9 million through July 23, 2001. Microgy expects to continue to experience losses and accumulate an earnings deficit as it seeks to develop its business. Microgy expects to incur additional operating deficits as it seeks to develop its market presence in the bio-energy and distributed cogeneration power markets, and makes a substantial investment in sales and marketing, the acquisition of key technologies and equipment, management, technical and administrative resources. Therefore, EPC can provide no assurance that Microgy will achieve or sustain profitability or a positive cash flow from its operations.

MICROGY IS A YOUNG COMPANY AND HAS ONLY A LIMITED OPERATING HISTORY FROM WHICH INVESTORS CAN EVALUATE ITS BUSINESS AND PRODUCTS.

Microgy was formed in 1999, and is still in the development stage. As such, Microgy is subject to many of the risks common to enterprises with a limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources and limited customers and revenues. Microgy's likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and marketing of large systems. Furthermore, Microgy became a subsidiary of EPC in July 2001 and EPC does not have experience developing and marketing products and projects similar to those of Microgy or in integrating acquired businesses such as Microgy.

FINANCING RISK; NEED FOR ADDITIONAL CAPITAL.

Microgy's future growth is dependent on the availability of capital to finance product development, to construct projects, to fund marketing efforts and to provide sufficient working capital on a continuing basis. There can be no assurance that financing for working capital, project development or other requirements will be available on acceptable terms, if at all. If Microgy's plans or assumptions change or are inaccurate, the timing or amount of capital required may vary substantially.

THE TECHNICAL INFORMATION AND SPECIFICS MICROGY NEEDS TO BUILD ITS BIOENERGY FACILITIES IS PROPRIETARY TO ITS DANISH LICENSOR. MICROGY REQUIRES TIMELY ACCESS TO THIS INFORMATION IN ORDER TO BUILD ITS PROJECTS AND FOR IT TO BE SUCCESSFUL.

Microgy's Danish licensor, Danish Biogas Technology, A.S. holds trade secret and other proprietary information which is important to Microgy in building its anaerobic digestion bioenergy projects. Notwithstanding the fact that Microgy has executed trade secret and non-disclosure agreements with them, Microgy has experienced certain delays in obtaining and completing the information it may require to successfully develop and install anaerobic digester based products and facilities, such as blue prints and detailed designs. Microgy may require additional information from engineering resources in order for it to maximize the process efficiencies.

MICROGY FACES COMPETITION FROM LARGE PUBLIC UTILITIES AND ENERGY COMPANIES.

Competition in the traditional energy business from electric utilities and other energy providers is well established with many substantial entities having multi-billion dollar multi-national operations. The company also faces competition in the alternative fuels and renewable energy business as large companies are entering the renewable power generation field and these companies are significantly better capitalized than EPC.

MICROGY FACES COMPETITION IN THE ANAEROBIC DIGESTER TECHNOLOGY MARKET.

There are many companies that offer anaerobic digester ("AD") technologies. Microgy has identified more than 60 companies offering complete systems or components to AD systems in the U.S. market. These companies may be able to offer a similar or better AD technology than Microgy and have greater financial, marketing and organizational resources than EPC.

EPC ANTICIPATES MICROGY OR ITS SUBSIDIARIES WILL SEEK FINANCING OF PROJECTS IN THE FUTURE.

EPC is considering corporate financing, project financing and/or group financing (aggregating several projects together and seeking financing for all at one time) in the future to finance the cost of development for future projects. Project financing and other financing depends on the lender's or investor's review of the financial capabilities of the specific project or projects and other factors, including their assessment of EPC's ability to successfully construct and manage the project. Accordingly, Microgy is unable to predict how difficult it will be to obtain financing or if it will even be able to obtain such financing.

MICROGY FACES COMPETITION IN THE MARKET FOR TURBINES AND MICROTURBINE TECHNOLOGIES.

Microgy entered into an agreement for a certain license for applications of microturbine technology which is owned and being developed by Electric Power International, Inc. ("EPI"), which itself is a small company with limited resources. EPI has not yet completed development of the microturbine technology and may not have the resources available to do so. There are a number of larger well-known and better capitalized companies developing microturbine technologies which might compete with Microgy licensed microturbine technology. Many of these companies with which EPI and Microgy would compete have spent tens of millions of dollars developing their technologies and products and have production ready models.

In addition, a number of manufacturers of larger combustion turbines are developing smaller units in the 250 kW to 1,000 kW range. EPI is still in the development stage for its microturbine technology and has had no commercial production.

MICROGY'S TECHNOLOGIES COULD BECOME OBSOLETE.

Competitive solutions exist or new technologies may be developed in the future by competitive firms that could make Microgy's technologies obsolete. Accordingly, Microgy cannot guarantee that its technologies will ensure a leadership or competitive position within the marketplace in the future.

MICROGY'S PRODUCTS/SERVICES INVOLVE AN EXTENDED SALES CYCLE.

The negotiation of fuel supply agreements, lease agreements, power sales agreements and utility service agreements with hosts such as dairy or swine farmers or customers such as industrial operators, involves a long-term sales cycle and decision-making process. Microgy estimates that it can take from six months to a year to obtain decisions and to negotiate and close these complex agreements. Delays in the customer's decision-making process are outside Microgy's control and may have a negative impact on Microgy's receipt of revenues and sales projections.

MICROGY HAS AN UNPROVEN BUSINESS APPROACH.

It is difficult to predict whether Microgy's proprietary technologies or business approach to the renewable energy and waste management industry will operate and will produce results as anticipated, be profitable or be readily accepted by the marketplace. It is hard to estimate whether demand for Microgy's bio-energy products will materialize at the prices it expects to charge, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if Microgy's technologies and business approach to the energy industry do not achieve or sustain broad market acceptance, Microgy's business, operating results and financial condition will be materially and negatively impacted. Microgy's ability to generate future revenues will be dependent on a number of factors, many of which are beyond Microgy's control, including, among other things, the risk factors described herein.

THE PERFORMANCE OF MICROGY'S RENEWABLE ENERGY TECHNOLOGIES IS DEPENDENT ON CERTAIN WASTE RESOURCES.

The performance of Microgy's renewable energy technologies is dependent on the availability of certain waste resources to produce the raw energy and subsequently generate power or fuel. There can be no assurances that waste resources, such as waste from animal manure, fats/oils/greases, plastics and other organic material, will be available in the future or at a price that make them affordable for Microgy's waste to energy technologies. Lack of these raw materials would seriously affect Microgy's ability to develop and finance projects and generate income, and as a result, Microgy's revenues and financial condition will be materially and negatively affected.

EPC MAY NOT BE ABLE TO EFFECTIVELY MANAGE MICROGY'S GROWTH.

Microgy is currently in the early stages of development of its technologies and business strategies. This continuing transition will place a significant strain on EPC's management and personnel resources. The ability to manage the growth of Microgy's business will require EPC to develop and maintain new operations, including financial and management information systems, project operations and management systems, to motivate and manage employees effectively, and to attract new qualified employees. If EPC's management is unable to manage such growth effectively, its business, operating results and financial condition could be materially and adversely affected.

EPC WILL NEED ADDITIONAL PERSONNEL AND OUTSIDE CONTRACTORS.

EPC requires the addition of qualified personnel to support its plans for technology acquisition, research and development, information systems, financial and executive management, market penetration, project management, and expanded operations. If EPC is unable to attract, hire or retain and fund the costs of the necessary technical, sales, marketing, information systems, financial and executive personnel, or EPC loses the services of any member of its current senior management team, it could have a material adverse effect on EPC's business, operating results and financial condition. In addition, EPC must hire outside contractors, including general contractors, site surveying contractors, electrical contractors and equipment providing contractors, to build EPC's and Microgy's projects.

DEVELOPMENT UNCERTAINTIES

There can be no assurance that Microgy will be able to obtain all of the necessary site agreements, supply contracts, design/build agreements, power sales contracts, licenses, environmental and other permits, local government approvals or financing commitments required for the successful completion of development projects. Microgy's failure to accomplish any of these steps could materially increase the cost or prevent the successful completion of development projects, or cause Microgy to abandon a development project and incur the loss of any investment made, which could materially impact the Company's business and results of operations.

CONSTRUCTION RISKS

Microgy is vulnerable to the risks associated with the construction industry. Construction involves many risks, including material and labor interruption, work stoppages, labor disputes, weather interferences, unforeseen engineering, environmental and geological problems and unanticipated cost overruns. There is a risk that the cost of delays will exceed negotiated limits on liquidated damages and insurance coverage or that delays will be caused by events that are not within anyone's control, as to which there may be no liquidated damages or insurance coverage.

DISSOLUTION OF BUSINESS ALLIANCES, INHERENT RISKS IN ALLIANCE.

Microgy will rely on a network of various alliances and agreements (including licenses) with other businesses to provide important technologies for its businesses. The termination of any business alliance or agreement may have a detrimental impact on the success of one or all projects or categories of projects and, thereby, negatively impact Microgy's revenue. In addition, alliances are inherently difficult to manage and often do not meet the expectations of the partners. Therefore, there can be no assurance that this part of Microgy's strategy will be effective.

MICROGY RELIES ON THIRD PARTIES (INCLUDING LICENSORS) TO MAINTAIN THE PROPRIETARY NATURE OF THE BASE OF ITS TECHNOLOGIES.

Microgy relies heavily on strategic relationships, confidentiality agreements, licensing agreements, and its relationships with inventors and consultants to maintain the proprietary nature of its base of technologies relating to currently licensed technologies. To compete effectively, Microgy may have to defend its rights to its intellectual property from time to time. The defense costs can be significant. As such, Microgy may lack the financial resources to adequately defend its intellectual property. Microgy and its partners are assessing the strategic value of filing patents. To date, neither Microgy nor, it is believed, its primary licensors has filed any patent applications. There can be no assurance that any patent applications relating to Microgy's existing or future products or technologies will result in patents being issued, if filed, that any issued patents will afford adequate protection to Microgy or its licensors, or that such patents will not be challenged, invalidated, infringed, or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with those of Microgy or its licensors without infringing upon, or which do not infringe upon, Microgy's or its licensors' intellectual property rights.

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

MICROGY'S SERVICES WILL BE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS.

Microgy expects to provide services involving government regulation, which subjects Microgy to certain regulatory policies and procedures. Many involve environmental regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency ("EPA") and various state and local governments. More specifically, Microgy's activities in anaerobic digestion and/or nutrient management related to animal manure, bio-refineries that convert organic wastes that may be considered toxic or hazardous, and power production will all come under some form of scrutiny from these agencies. Microgy's activities related to these regulations will come under a number of health and safety regulations and OSHA requirements. Microgy's plans and operations involving these issues could come under stricter requirements as new laws and environmental standards apply to both air and water quality. Microgy is also impacted by laws and regulations relating to farms and zoning, as its anaerobic digester projects are expected to be located on leased farm property.

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

MICROGY MAY FACE MARKET RISKS

To the extent Microgy sells power into the unregulated and retail markets, Microgy will be subject to market risks. Low energy rates would negatively impact the Company's profitability and could adversely affect its financial condition.

RISK OF SYSTEM FAILURE.

Microgy would depend on the efficient and uninterrupted operation of bio-energy plants and systems, including automation control systems. As Microgy expands its operations, there will be increased stress placed upon hardware and information traffic management systems. There can be no assurance that Microgy will not experience system failures. Any system failure that causes interruptions in Microgy's operations could have a material adverse effect on Microgy's business, results of operations and financial condition. A failure which causes damage to the utility or its distribution could also adversely impact Microgy. In addition, Microgy's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Microgy's systems and operations will also face contamination due to the actions of farmers and others who may have access to its sites. Microgy does not presently have redundant systems or a formal disaster recovery plan to mitigate the risk of losses that may occur. There can also be no assurance that any business interruption or property and casualty insurance that Microgy would carry in the future would be sufficient to compensate it for any losses that may occur.

MICROGY FACES SECURITY RISKS TO COMPUTER, INTERNET AND AUTOMATION CONTROL
SYSTEMS.

Despite Microgy's plans to implement security measures, the networks which will be used to monitor the facilities Microgy develops may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Unauthorized access through the Internet has caused user problems in the past, and Microgy may in the future experience interruptions in service or breaches into Microgy's business or control systems as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized access could also potentially jeopardize the security of confidential information stored in Microgy's computer systems and its installed systems or plants that may result in liability for Microgy. Although Microgy intends to implement industry-standard security measures, such measures have been circumvented in the past and there can be no assurance that measures Microgy would implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may have a material adverse effect on Microgy's business, operating results and financial conditions.

CERTAIN LIABILITIES MAY NOT BE COVERED BY INSURANCE.

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

MICROGY DEPENDS ON A SMALL NUMBER OF KEY EXECUTIVES AND ITS BUSINESS COULD SUFFER IF THEY WERE TO LEAVE.

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

Interest Rates - Buzzard, as a lease cost of the Scrubgrass facility, is required to fund the Lessor's debt service which consists of variable rate and fixed rate debt obligations. Buzzard also has a variable rate working capital loan and a variable rate term loan all of which were advanced from the Lessor under various Scrubgrass Project agreements. The Company offers the following information about these debt obligations:


                                                   BALANCE AT                                       Matures
DESCRIPTION OF THE OBLIGATION                         9/30/01          INTEREST RATE                Through
-----------------------------------------------------------------------------------------------------------

Lessor's term debt obligations:
   Variable rate tax-exempt bonds                $135,600,000  Quoted Bond Rates                       2012
   Swap rate term loan                             11,133,664  Swapped LIBOR + 1.250%                  2005
   Variable rate term loan                          9,409,836  LIBOR + 1.250%                          2004

Buzzard's term debt obligations:
   Variable rate working capital loan               2,080,167  LIBOR + 1.250%                          2002
   Variable rate term loan                          1,111,599  LIBOR + 1.250%                          2004

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 2.  Changes in Securities and Use of Proceeds.

On July 23, 2001 (the "Closing Date"), the Company acquired approximately 87.7% of the outstanding common stock of Microgy Cogeneration Systems Inc. ("Microgy") in exchange for securities of the Company pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of June 20, 2001 among the Company, Microgy and the Principal Microgy Shareholders, as defined therein.

The Company issued, pursuant to Regulation D under the Securities Act of 1933, as amended, an aggregate of 5,521,549 shares of the Company's common stock, $.01 par value ("Common Stock") and 197,760.7 shares of the Company's newly designated Series B Convertible Preferred Stock, $.01 par value (the "EPC Preferred Stock"), to the Principal Microgy Shareholders in exchange for

15,919,147 shares of Microgy common stock. Each share of Preferred Stock, which voted with the Common Stock on an as converted basis, was automatically converted into ten shares of Common Stock as of November 9, 2001 upon an increase in the authorized common stock to an amount sufficient to allow conversion of the Preferred Stock. The Exchange Ratio was determined by negotiations among the Company, Microgy and the primary Principal Microgy Shareholders. The Exchange Ratio is based on all of the fully diluted equity of Microgy being exchanged for 45% of the fully diluted equity of the Company, assuming exercise or conversion of all derivative securities. Pursuant to
Section 2.4 of the Agreement, the Exchange Ratio may be increased to reflect certain issuances of equity by the Company to generate funds to be available for financing Microgy. However, holders of approximately 94% of the Microgy common stock exchanged on the Closing Date have agreed to waive their right to adjustments in the Exchange Ratio (other than any adjustment resulting from 400,000 options and warrants issued in September 2001). The Principal Microgy Shareholders included two Microgy shareholders who executed Joinder Agreements, becoming parties to the Exchange Agreement. At the closing, one of the Principal Microgy Shareholders exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase securities of the Company based on the Exchange Ratio. In connection with the issuance of 400,000 options and warrants in September 2001, the Company expects to adjust the Exchange Ratio, resulting in the issuance of approximately 258,883 additional shares of common stock to the Principal Microgy Shareholders.

Under the Exchange Agreement, the Company agreed to offer (the "Subsequent Offer") the remaining security holders of Microgy (who owned an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock) to exchange for EPC securities based on the Exchange Ratio, as adjusted. See Item 5 below.

In addition to the foregoing issuances, during the quarter ended September 30, 2001, the Company issued to a Director, Robert I. Weisberg, a five year option to purchase 350,000 shares of common stock at $.72 per share, and issued to Alco warrants to purchase 50,000 shares of common stock (as described in Part I -
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 2001 Annual Meeting of Stockholders, originally scheduled for June 26, 2001, was postponed due to the pending Microgy transaction and rescheduled for November 1, 2001. Accordingly, no matters were submitted to a vote of security holders in the quarter ended September 30, 2001. See Item 5. Other Matters.

ITEM 5.  OTHER MATTERS

At the Company's 2001 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation increasing the Company's authorized capital stock from 20 million shares of common stock and one million shares of preferred stock to 50 million shares of common stock and two million shares of preferred stock, all $.01 par value per share. The amendment was filed with the Secretary of State of Delaware on November 9, 2001, resulting in the automatic conversion of all 197,760.7 shares of Series B Convertible Preferred Stock into 1,977,607 shares of common stock.

In November 2001, the Company is in the process of completing the Subsequent Offer, whereby the remaining security holders of Microgy have been offered the opportunity to exchange their Microgy securities for securities of the Company based on the Exchange Ratio, as adjusted.

In November 2001, Principal Microgy Shareholders holding a majority of the aggregate voting power of the Principal Microgy Shareholders in the Company agreed with the Company to extend, to March 31, 2002 from November 30, 2001, the date by which the Company is required to file a resale registration statement for former Microgy security holders pursuant to a Registration Rights Agreement dated July 23, 2001.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)  Exhibits

     (i) Exhibit 3.02 - Certificate of Designations related to the Company's newly designated, $.01 par value, Series B Convertible Preferred Stock. (incorporated by reference to Form 8-K filed on August 7,
            2001)

     (ii) Exhibit 10.01 - Share Exchange Agreement dated June 20, 2001 among the Company, Microgy and the Principal Microgy Shareholders (incorporated by reference to Exhibit 2 to Amendment No. 7 to
            Schedule 13D filed by Joseph E. Cresci on August 2, 2001 (the
            "13D").

     (iii) Exhibit 10.02 - Stockholders' Agreement dated July 23, 2001 among the Company, the Principal Microgy Shareholders, Joseph E. Cresci and Donald A. Livingston (incorporated by reference to Exhibit 4 to the 13D).

     (iv) Exhibit 10.03 - Registration Rights Agreement dated July 23, 2001 among the Company, the Principal Microgy Shareholders, Joseph E. Cresci, Donald A. Livingston and future exchanging Microgy security holders who become a party thereto (incorporated by reference to Exhibit 5 to the 13D).

     (v) Exhibit 10.04 - Form of Joinder Agreement (incorporated by reference to Exhibit 6 to the 13D).

     (vi) Exhibit 10.05 - Form of Waiver Agreement dated July 23, 2001 executed by certain Microgy Shareholders (incorporated by reference to Exhibit 3 to the 13D).

     (vii) Exhibit 10.06 - Warrant Agreement dated July 23, 2001 between the Company and Daniel J. Eastman. (incorporated by reference to
            Exhibit 6 to the Schedule 13D filed by Daniel J. Eastman on August 2, 2001).

     (viii) Exhibit 10.07 (See Note A below) - Technology Licensing Agreement dated May 12, 2000 between Microgy Cogeneration Systems, Inc. and Danish Biogas Technology, A.S.

     (ix) Exhibit 10.08 - Promissory Note dated September 14, 2001 by the Company in favor of Alco Financial Services, LLC ("Alco").

     (x) Exhibit 10.09 - Security Agreement, dated as of September 14, 2001 between the Company and Alco.

     (xi) Exhibit 10.10 - Warrant to purchase 50,000 shares of common stock issued to Alco.

     (xii)  Exhibit 11 - Computation of Earnings Per Share.

(b)  Reports on Form 8-K

     (i) On August 7, 2001, as amended on August 14, 2001, the Registrant disclosed the completion on July 23, 2001 of an acquisition of an 87.7% controlling interest in Microgy.

     (ii) On August 21, 2001, the Registrant disclosed that Martin A. Zelbow, a consultant, was named Interim Chief Financial Officer and Interim Treasurer on August 20, 2001.

     (iii) On September 18, 2001, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated September 4, 2001 which was included in its Second Quarter 2001 Quarterly Brochure to Shareholders.


Note A: Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


November 19, 2001                /s/ Martin A. Zelbow
                               ---------------------------------
                                 Martin A. Zelbow
                                 Interim Chief Financial Officer
                                 and Treasurer.
                                 (principal accounting officer
                                 and authorized officer)