Form 10-K405
period 2001-12-31
ENVIRONMENTAL POWER CORP
filed 2002-04-01
CIK 805012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended           December 31, 2001
                               -------------------------------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

          For the transition period from _________________  to _________________

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

         One Cate Street, Fourth Floor, Portsmouth, New Hampshire 03801
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on March 27, 2002, was $3,134,952.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 27, 2002 there were 20,251,653 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Audit Committee Report", "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

                                TABLE OF CONTENTS

Description of Contents                                                                                Page #
-----------------------                                                                                ------
PART I:
-------
Item 1.   Business                                                                                       3
Item 2.   Properties                                                                                    14
Item 3.   Legal Proceedings                                                                             15
Item 4.   Submission of Matters to a Vote of Security Holders                                           15

PART II:
--------
Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                         16
Item 6.   Selected Financial Data                                                                       17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations         19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                    39
Item 8.   Financial Statements and Supplementary Data                                                   39
Item 9.   Disagreements on Accounting and Financial Disclosure                                          39

PART III:
---------
Item 10.  Directors and Executive Officers                                                              40
Item 11.  Executive Compensation                                                                        40
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                40
Item 13.  Certain Relationships and Related Transactions                                                40

PART IV:
--------
Item 14.  Index to Financial Statements, Exhibits, and Reports on Form 8-K                              41
          Signature Page                                                                                47


                            CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption "Item 7. - Certain Factors That May Affect Future Results".

ITEM 1. BUSINESS

Environmental Power Corporation, known as EPC, is an independent developer and owner of electrical generating facilities powered by non-commodity fuels and renewable energy sources. Our power generating facilities use alternative fuels, most of which are wastes, which are generally not subject to the same cost fluctuations as traditional fuels. Our power generating facilities have also been able to exceed air quality emission standards and to assist with the clean-up of wastes that are sources of water pollution. Accordingly, we have realized financial benefits, such as tax-exempt financing and sales of pollution allowances from the pollution control benefits of our facilities.

Since our founding in 1982, we have partially or fully developed seven hydroelectric plants, two municipal waste projects and three waste-coal fired generating facilities. We sold all but one of these projects as follows:

     .    We sold four hydropower projects during their development phases;

     . We transferred rights to two municipal waste projects during their development phases;

     .    We sold three hydropower facilities after completion;

     . We sold, during development, a 43 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Milesburg Project. This project was involved in protracted litigation with, among others, West Penn Power Company. We settled the litigation in 1997 and sold the project to West Penn.

     . We sold, after completion in 1994, a 51 Megawatt (net) waste-coal fired facility located in Utah known as the Sunnyside Project. After the sale, the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. These matters were settled by a payment to us of $1,500,000 and the release of certain contingent liabilities.

Buzzard Power Corporation, our subsidiary, currently owns a 22-year leasehold interest in an approximate 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Scrubgrass Project.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held Colorado company. We operate Microgy as a subsidiary. Microgy holds an exclusive license in North America for development and deployment of a proprietary technology for extraction of methane gas from animal wastes and its use to fuel generation of energy. EPC is currently in the process of developing its strategies for pursuing the opportunities which result from this acquisition.

Our ongoing business activities are discussed further in the following sections.

Buzzard Power Corporation

Buzzard leases the Scrubgrass facility from Scrubgrass Generating Company, L.P. The Scrubgrass facility, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Buzzard's lease commenced on June 30, 1994 and provides for a term of 22 years with a renewal option for up to 3 years. Under the lease, Scrubgrass Generating Company assigned to Buzzard all principal project agreements and its rights and obligations under such contracts including:

..  the power purchase agreement

..  management services agreement

..  operating and maintenance agreement

..  limestone supply agreements

..  ground lease agreements

..  fuel agreements

..  transportation

..  materials handling agreements.

We have pledged Buzzard's common stock to the Scrubgrass Generating Company as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group, a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass facility under a Management Services Agreement.

PG&E Operating Services Company, also a wholly owned indirect subsidiary of NEG, Inc., operates the plant under a 15-year Operating and Maintenance Agreement. PG&E OSC prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the operating agreement, PG&E OSC may be liable for an amount not to exceed its management fee if it does not achieve certain targeted output performance levels.

Buzzard sells all of its electric output to Pennsylvania Electric Company, known as Penelec, under a twenty-five year power sales agreement, which commenced in June 1993. Under this contract, except for amounts sold above certain hourly and annual limits, all power is sold at fixed rates which initially averaged 4.68 cents per kilowatt hour and escalated by 5% annually through 1999. For years 2000 through 2012, the agreement provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate. The PJM Billing Rate is the monthly average of the hourly rates for purchases by the General Public Utilities Group from, or sale to, the Pennsylvania-New Jersey-Maryland Interconnection. For years 2013 through 2015 and 2016 through 2018, if we exercise the renewal term option, the agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent.

In early 2000, we resolved a protracted legal proceeding with Penelec. The proceeding, among other issues, involved Penelec's unwillingness to pay contract rates for power in excess of 80 megawatts produced by the Scrubgrass facility. On March 24, 2000, Penelec paid the outstanding balances due under a settlement agreement of $3,687,000 for previous deliveries of electric energy plus $608,000 in interest. We reported these revenues in our 2000 financial statements. Penelec also agreed to pay for all future net deliveries of electric energy at the rates set forth in the power sales agreement, subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. To date, these limits have not materially affected our revenues.

Buzzard deposits all revenues earned under the power sales agreement into an account administered by a disbursement agent. Before Buzzard can receive cash from the operation of the Scrubgrass facility, Buzzard must first satisfy all operating expenses, base lease payments, restricted cash deposits, and other subordinated obligations. Buzzard's base lease payments consist of Scrubgrass Generating Company's debt service, equity repayment, base return on equity and related expenses. Buzzard must also pay to Scrubgrass Generating Company additional rent of 50 percent of the net cash flows Buzzard receives from the operation of the Scrubgrass facility. We are not required to fund Buzzard's operating losses, or otherwise invest further from sources outside of the Scrubgrass Project.

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

                                         Balance at      Balance at                                       Matures
    Description of the Obligation         12/31/01        12/31/00         Interest Rate                  Through
---------------------------------------------------------------------------------------------------------------------
Lease obligations:

   Variable rate tax-exempt bonds     $135,600,000     $135,600,000      Quoted Bond Rates                  2012

   Swap rate term loan                  10,669,663       12,541,087      7.5475% (through 2000)             2005
                                                                         7.6725% (thereafter)

   Variable rate term loan               8,344,479       10,061,427      LIBOR + 1.250%                     2004

Buzzard's debt obligations:

   Variable rate term loan                 985,747        1,188,573      LIBOR + 1.250%                     2004

   Working capital loan                  1,116,905        2,742,961      LIBOR + 1.125% (through 2000)      2002
                                                                         LIBOR + 1.250% (thereafter)

Scrubgrass Generating Company or Buzzard pays interest on these obligations at either quoted rates for tax exempt debt, rates fixed by swap agreements for taxable debt, or rates for taxable debt which are based on the London Interbank Offering Rate, or LIBOR. On December 22, 1995, Scrubgrass Generating Company entered into an interest rate swap arrangement that fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% through 2000 and at 7.6725% for its remaining. Under the terms of the loan agreements, we are subject to various customary financial and operating covenants. As of December 31, 2001 and 2000, we complied with all such covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection granted Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to Buzzard based on factors that primarily pertain to the design and operation of the Scrubgrass facility. Buzzard is required annually to maintain NOx Credits that equal or exceed the quantity of its nitrogen oxide emissions during a seasonal period known as an ozone season. If the Scrubgrass plant's nitrogen oxide emissions exceed its available NOx Credits, Buzzard would be subject to fines by such agencies. During 1999, Buzzard installed machinery, costing $811,568, which has significantly reduced our nitrogen oxide emissions. Accordingly, we anticipate that Buzzard may not require a portion of its future NOx Credits to comply with the applicable regulations. NOx Credits are transferable and marketable. Buzzard has sold and may sell, from time to time, its projected excess NOx Credits or purchase additional NOx credits, that are necessary to meet the applicable regulations. To date, we have entered into several agreements to sell and purchase, when necessary, NOx credits. We recognized net proceeds from these NOx Credit transactions of $0 in 2001, $1,156,338 in 2000 and $606,960 in 1999, which were reported as other income in our accompanying consolidated financial statements. During February 2002, the Company received $2,428,200 from sales of anticipated excess NOx emission credits for the 2002 through 2007 ozone seasons. The income from these sales was reported during the first quarter of 2002.

Microgy Cogeneration Systems

In the second half of 2001, we acquired Microgy Cogeneration Systems, Inc., a development stage company based in Golden, Colorado. The acquisition is described in Item 5 of this Report and in our consolidated financial statements. Microgy intends to market and operate in the renewable energy and distributed generation sectors of the electric energy industry and the pollution mitigation area of the agricultural industry. Microgy has an exclusive license to an anaerobic digestion technology that is designed to provide efficient conversion of certain agricultural and other wastes into combustible biogas and an environmentally improved waste effluent. Microgy also has a license for a microturbine technology and possible rights to other technologies which we are currently evaluating.

Anaerobic Digester License Agreement

The licensor of the anaerobic digester technology is Danish Biogas Technology A/S, or DBT. DBT is 50% owned by Schouw & Co., a Danish public company. On May 12, 2000, Microgy entered into a revised licensing agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies in its cogeneration facilities, including the anaerobic digestion technology. This agreement superseded previous license agreements.

As part of the agreement, DBT will own a 5% minority equity stake in any legal entity that owns any project developed by Microgy using the enhanced anaerobic digester technology in which Microgy holds an equity position. The agreement also specifies a fixed payment amount per project to DBT for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. A monthly consulting fee will be paid to DBT upon commercial operation of proposed projects.

Currently, we are developing plans for deployment of the anaerobic digester technology. Consultants with expertise in the agriculture industries, renewable energy, finance, engineering and technical and related legal disciplines have been working with members of EPC's board of directors and our management in this effort. We expect that this planning process will assist Microgy in recognizing and pursuing the best short and long term strategies for developing our anaerobic digestion and renewable energy business.

Proposed Projects

Microgy plans to develop projects based upon the anaerobic digestion technology license. Our present business strategy anticipates the outright sale of facilities; however, we expect that, in some circumstances, we may own some or even a majority of projects. In addition to any ownership position Microgy may have, it presently plans to manage and may operate any such proposed facilities. We anticipate these facilities will deliver renewable energy for supply to the utility grid and will provide pollution control benefits to the agricultural markets. The ultimate opportunity to develop such projects and/or to sell these facilities to others, as well as to manage and/or operate them profitably, depend on factors including the value which can be derived from the energy and agricultural markets discussed below.

Power Contracts

In December 2000, Microgy entered into an agreement with a California-based irrigation district that provides water and electric services to its customers located primarily in the California central valley. This agreement is currently being renegotiated and may be modified substantially from its current form. Under the agreement, Microgy may sell up to 15 megawatts of power to the irrigation district once it has developed facilities to generate such power. The term of the agreement is ten years from the date of commercial operation of each proposed facility. The facilities would provide renewable energy created by Microgy's licensed process and would source their wastes principally from the farms that are customers of the irrigation district.

On March 21, 2002, Microgy entered into a power sales agreement with Wisconsin Public Service Corporation. Under the agreement, Microgy may sell up to 15 megawatts of peak power to Wisconsin Public Service from numerous biogas cogeneration facilities. The agreement also provides for the sale to Wisconsin Public Service of a portion of the environmental credits derived from the generation of energy at the facilities. The term of the agreement is 15 years from the date of the agreement with a five year option to extend by Wisconsin Public Service. The yet-to-be developed facilities would be located at various dairy farms and other agricultural facilities and provide renewable energy created from agricultural waste.

Energy Markets

We generate revenue from the sale of electric energy and derive or expect to derive some additional revenues and other benefits from our present and proposed involvement with environmentally friendly power generating facilities. There are three segments of the energy markets, as well as the markets for "green" energy benefits, pollution offsets, and the agricultural markets, all of which affect our current or planned activities.

PURPA Qualified Facilities (QFs)

The energy crisis of the 1970's led to the enactment of the Federal Public Utility Regulatory Policies Act of 1978, or PURPA. PURPA encouraged companies other than utilities to enter the electric energy business by reducing regulatory constraints. In addition, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities that meet the Federal Energy Regulatory Commission's, or FERC's, requirements for certification as qualifying facilities, or QF's. The requirements are described below. This obligation upon utilities to purchase the output from QFs requires that utilities purchase all power produced at the utilities' avoided cost. Generally, the avoided cost is the price at which the utility could purchase or produce the same amount of power from sources other than the QF.

Scrubgrass is a QF. All of the electricity produced at the Scrubgrass facility is sold under a contract with Penelec, entered into pursuant to PURPA. Except for output in excess of certain annual and hourly limits, the contract has a fixed price with fixed escalations through 2004 and minimum prices from 2005 through 2012. However, after 2004 prices may be influenced by the prices for electricity in the traditional commodity power markets for the Western PJM (Pennsylvania-New Jersey-Maryland) Interconnection.

We believe that the facilities we would build using Microgy's licensed technology would meet the qualifications required to be a QF.

Commodity Electricity

The market for traditional commodity electricity, while national in scope, has regional variations in pricing. Variations are due to generating and transmission capacity, regional production costs, and demand within those regions. In general, however, prices were generally flat or declining over the period between 1990 and 2000. Further, as the market has moved increasingly toward trading electricity as a commodity, it has been marked by increased volatility. In many markets during 2000, there were very high prices during certain times for peak period electricity. Peak periods are customarily defined as the sixteen-hour period encompassing the daytime hours, Monday through Friday. During 2001, the slower economy and lower cost of conventional fuels used for power generation have brought prices substantially lower. We expect the near-term market for commodity electricity to remain very price competitive with upward pressure on prices dependent upon increased costs of fuels used for electric generation. If and when the economy becomes more robust and consumption of energy increases, there are likely to be increases in conventional fuel prices as well as geographical areas within the United States which will need increased capacity to service demand and prices will likely increase accordingly.

For 2002 and 2003, the U.S. Department of Energy, or DOE, projects increasing prices for natural gas, which is considered the most influential fuel in determining the trading price of commodity electricity. If such projections prove to be accurate and commodity electricity prices increase, the output from any facilities developed by Microgy, will be increasingly price competitive and potentially more profitable. This should also make it easier for us to attract and execute new opportunities to develop these projects.

Renewable Peak Period Electricity

We plan to develop facilities that serve the market for renewable energy delivered during peak usage periods. We believe that such renewable energy will result in "green" benefits as described below. We intend this combination of renewable energy and peak period delivery to position our output into the highest priced segments of the electricity markets. During peak periods there is the greatest use and demand for electricity. Natural gas is the principal fuel source for generating commodity electricity on a peaking basis. Except for oil, which is seldom now used, generation from most other fuels is not readily adaptable to peak period operation. Microgy's anaerobic digestion technology produces biogas from the processed manure that, like natural gas, can be stored and used to generate power during peak periods. We believe that Microgy's technology offers us a valuable generating capability, namely, the ability to produce renewable, peak energy.

The demand for renewable power in the energy markets is driven largely by consumer desire for such power and by state legislation. Surveys of electric customers throughout the United States have shown that a large percentage of individuals would be willing to pay premiums to purchase renewable energy. These preferences have resulted in green pricing programs in many local energy markets. Many states and local governments have further encouraged the growth of renewables through tax incentives and by requiring utilities to offer customers electricity derived from renewable sources and/or to generate or purchase a small portion of their electricity from renewable energy providers. Presently, the United States Congress is considering proposed legislation which would add significant tax benefits to the generation of electricity produced from biomass. Further, many states and the Federal government require a portion of the power consumed in their own facilities to be provided from renewable generating sources. These Renewable Portfolio Standards, or RPS, have increased over the last several years. The DOE foresees significant growth in the generation capacity of renewables - from 357 billion kilowatt hours of generation from non-hydroelectric renewable energy sources in 2000 to 464 billion in 2020.

Green Tags and Pollution Offset Credits

As a potential producer of renewable energy, we expect to be able to sell separately electricity and "green" energy credits, also called "green tickets" or "green tags". Green tags can be defined in many ways. We define them as the marketable bundle of benefits derived from the environmentally friendly generation of power. In some instances, we may include all or some portion of the green tags in wholesale electricity purchase agreements. However, we may also separately trade these green tags or some of their unbundled components in a growing trading market.

Buzzard has been able to sell pollution offset credits based upon NOx emissions which were discussed previously. Our future facilities may also be able to sell NOx, greenhouse gases, and other pollution offset credits in addition to electricity and other green credits. The market for these and similar credits is projected to grow as stricter environmental regulations and emission standards are adopted.

We expect that trends in the energy and green trading markets will play an important role in our ability to develop future facilities and our potential profitability. However, there are many competitors in these markets and, in addition, the local characteristics of each market, such as installed renewable generating capacity or local legislation, could create impediments to our plans and progress.

Agricultural Markets

We plan to provide anaerobic digester equipment and services to help control pollution in agricultural markets, specifically Animal Feeding Operations, or AFOs.

Runoff from animal wastes presents significant water pollution problems. In 1998, state reports of water quality conditions indicated that:

     . of the rivers and streams surveyed, (53% of all perennial stream miles) 36% were partially or fully impaired and another 8% were threatened;
     . of the surveyed lakes, (40% of all lake acres) 39% were partially or fully impaired and another 10% were threatened;
     . of the estuaries surveyed by coastal states (72% of all estuarine waters), 38% were impaired and another 4% were threatened; and
     . of the Great Lakes shore miles surveyed (94% of all shore miles), 97% were impaired and another 1% were threatened.

The Clean Water Act identified polluted runoff as the most important remaining source of water pollution and provided for a coordinated effort to reduce polluted runoff from a variety of sources. As part of this effort, the

Clean Water Act called for the USDA and EPA to take steps to minimize the water quality and public health impacts of AFOs.

Large and medium AFOs are responsible for the greatest contribution to the problem of excess manure nutrients. For example:

     . 72% of these farms are estimated to have inadequate capacity to utilize all nitrogen produced on-farm.
     . As nutrients produced by AFOs increased from 1982 to 1997, crop acreage associated with those farms declined. Additional crop acreage can be used to spread excess animal waste to reduce the concentration of water polluting nitrogen.
     . The 73 million acres of cropland and permanent pasture associated with AFOs is estimated to have capacity to assimilate for only 38% of the calculated available nitrogen from those farms.
     . Total recoverable manure nitrogen from medium and large animal operations almost doubled between 1982 to 1997. They contribute almost 70% of the total excess nitrogen in the U.S.:
     .    On medium farms - excess nitrogen increased by 83% from 1982 to 1997
     .    On large farms - excess nitrogen increased by 104% from 1982 to 1997

There are over 7,000 AFOs in the United States in the over 500 head dairy and over 1000 head hog markets alone. These numbers are expected to increase as the industry continues its trend of consolidation. Based upon this information, the government has created a new designation for these larger farms, Concentrated Animal Feeding Operations, or CAFOs. CAFOs will be subject to stricter permitting and licensing standards. The EPA is expected to regulate these operations closely. Nevertheless, it is believed that farmers realize many benefits from consolidation.

We believe that the pollution control benefits of Microgy's technologies should help CAFOs meet the stricter guidelines and permitting requirements and, as a result, many farms would be able to address existing pollution problems over time and to increase land application of less-pollutant manure and, in some instances, support a larger herd on the same amount of land. Alternatively, in critical pollution areas, or where uses for residual products can be identified, the land application of manure could be substantially curtailed.

Competition

We face several types of competitors including:

     .    commodity power producers
     .    renewable power producers
     .    peak power producers
     .    pollution control providers
     .    "opportunity" competitors

Commodity Power Producers

We plan to develop and own or sell power generating facilities that provide wholesale electricity to the utility grid. Our competitors include all other producers of electricity, such as:

     .    traditional utilities
     .    other independent power producers
     .    coal-fired plants
     .    nuclear plants, and
     . facilities fueled by natural gas, wind-energy, hydro-electric, geo-thermal, and various other fuels.

As described, this market is very price competitive. Many of our competitors are well established, more experienced and better capitalized than EPC.

We believe that we have identified a market niche that will enable us to serve multiple market segments. We believe that providing pollution control benefits along with green, peaking electric energy, may afford us an opportunity to avoid direct competition with a large segment of the commodity power market. We will, however, be heavily influenced by that market.

Renewable Power Producers

Several other technologies exist to provide "green" renewable energy, including wind, solar, geo-thermal, biomass, and landfill gas extraction. Producers using these sources of renewable power compete with us in the sale of renewable energy and Green Tags. They also compete for participation in green pricing programs, RPS programs and state mandates for renewables. Many of these competitors are experienced, well financed, and established in our markets.

We believe that our facilities will compete by seeking to provide benefits that some of these organizations cannot. The Microgy technology will allow us to store biogas so that we can provide firm power at peak periods. We believe that most renewable power sources, other than biogas from a highly controlled source, cannot consistently produce and/or store their energy and cannot easily provide firm peak power which usually has the greatest market value. We expect that the pollution control benefits of Microgy's technology, as well as its anticipated ability to generate green energy during peak periods, will allow us to serve multiple markets and to compete.

Pollution Control Providers

Farmers have several options to handle the pollution problems described in the Agricultural Markets section. They range from acquiring additional land for spreading, to reducing herd sizes, to employing other technologies such as plug-flow digesters.

These pollution control options may limit the number of potential sites for future Microgy facilities and, to the extent that tradeable pollution control allowances are created, such alternatives are likely to affect Microgy's opportunities in these markets.

However, we believe that our solution may offer farmers the potential to realize similar pollution control benefits as some or all of these other solutions and at the same time to, receive additional financial incentives.

"Opportunity" Competitors

We define opportunity competitors in two ways: First, there is the competitor for farm sites and the competition resulting from other sources of pollution mitigation as discussed above. Second, there may become competition for the various resources which affect our operations or potential profitability. For example, the market to obtain organic byproducts digested in the planned Microgy projects may become subject to competition. Presently, we believe there is little competition for these byproducts. However, in the future, the situation may change.

The following sections describe the competition facing our subsidiaries.

Buzzard Power Corporation

Buzzard generates electricity using waste coal, an alternative energy source. Buzzard sells all of its electricity at rates established under a long-term power purchase agreement. With the exception of the risk that Penelec would seek and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement.

However, since our contracted rates in the later years of the agreement are determined with reference to current consumer price indices and future market conditions, the rate at which such power is sold after 2004 is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would adversely affect our profitability and could affect our results of operations and financial position.

Microgy Cogeneration Systems

Microgy plans to generate revenue from the development, sale, and/or ownership of facilities that market renewable, "green" energy in addition to providing pollution control features to the agricultural markets. In the energy market, its competitors include traditional regulated utilities, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electric energy, equipment suppliers, providers of pollution control products or services, and other non-utility generators like EPC.

Microgy's "green" competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro, and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy for sale of "green tags" and participation in various Renewable Portfolios and other programs.

In the agricultural markets, Microgy faces many forms of competition from other providers of pollution control. The most significant among these entities may include environmental engineers, providers of pollution control systems, and other developers of anaerobic digesters or plug-flow digesters. Competition includes private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs.

Energy Regulation

Our Scrubgrass facility is certified as a QF by the FERC. Scrubgrass is and any of our future facilities or projects will be subject to federal and state laws and regulations. Pursuant to PURPA, FERC has promulgated regulations that exempt QFs from the Federal Power Act of 1935, Public Utility Holding Company Act, or PUHCA, and, except under certain limited circumstances, state laws regulating the rates charged by electric utilities. In order to be a QF under PURPA, any facilities that we might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. In addition to regulating QFs, PURPA requires that electric utilities purchase electric energy produced by QFs at negotiated rates or at a price equal to the incremental or avoided cost that would have been incurred by the utility if it were to generate the power itself or purchase it from another source. We are not presently subject to regulation under PUHCA and do not presently intend to engage in any activities that would cause us to be so regulated.

The nature and impact of potential future changes of laws or regulations on our projects is unknown at this time. Presently, there are numerous pending legislative proposals and recent laws, which suggest a comprehensive restructuring of the electric utility industry. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from QFs at full-avoided cost could be repealed or modified. While existing contracts are expected to be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to our current power purchase agreement for Scrubgrass which reduce the contracted rates, our results of operations and financial position could be negatively impacted.

State public utility commissions, pursuant to state legislative authority, may have jurisdiction over how any new federal initiatives are implemented in each state. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with Penelec, the Scrubgrass plant is affected by state legislation in Pennsylvania.

On December 3, 1996, in response to changes in the electric industry, Pennsylvania passed legislation known as the Electricity Generation Customer Choice and Competition Act, or Customer Choice Act, which became effective on January 1, 1997. The Customer Choice Act regulates the generation portion of the electric business by permitting a Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expired December 31, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the PUC. Penelec filed its proposed restructuring plan during 1997. The plan was subsequently litigated by numerous parties, and later settled by an agreement which was approved by the PUC on October 20, 1998. The settlement agreement set forth a comprehensive plan for restructuring Penelec's service and for ensuring there would be competition for electric generation for all of Penelec's customers beginning on January 1, 1999. The restructuring plan, as approved by the PUC, provided for Penelec to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. The restructuring plan is designed to enable Penelec to recover all of its costs from non-utility generators such as the Scrubgrass plant and should serve to decrease the pressure on Penelec to renegotiate existing power contracts with non-utility generators.

On November 21, 2000, the shareholders of General Public Utilities Group and First Energy Corp. approved a merger of these two companies. First Energy and GPU have applied for approval of their merger to Federal Energy Regulatory Commission, New Jersey Board of Public Utilities, Pennsylvania Public Utility Commission, Nuclear Regulatory Commission, Federal Communications Commission, Securities and Exchange Commission, and the Department of Justice under the Hart-Scott-Rodino Act. We have been monitoring these merger activities to determine whether such activities would have an unfavorable impact on the Scrubgrass Project.

Presently, except as discussed above, neither the Customer Choice Act nor Penelec's restructuring plan directly impacts us, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. Nevertheless, we continue to monitor regulatory developments in order to evaluate any impact on the Scrubgrass Project and possible new business opportunities for Microgy.

Environmental Regulation

Our present and any future projects are and will be subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution. Microgy intends to build plants in various states. These facilities will be subject to federal, state and local regulatory requirements in all the locations where they may operate.

In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. We also have and will have significant administrative responsibilities to monitor our compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, our operating facilities may be forced to shutdown until the compliance issues are resolved. EPC is responsible for ensuring the compliance of its facilities with all the applicable requirements and, accordingly, attempts to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The cost of environmental regulation does and will continue to affect our profitability.

Buzzard Power Corporation

We believe the Scrubgrass Project, EPC's only operating project, is currently in compliance with all material applicable environmental regulations. Our Scrubgrass Project is most notably affected by the following environmental regulations:

Air Quality -- The Scrubgrass Project is subject to air quality regulations under the Federal Clean Air Act of 1970. This Act established National Ambient Air Quality Standards for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, CAA Title I established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone standards in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides, or NOx, and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass facility, are considered major sources of NOx emissions.

In recent years, the Pennsylvania Department of Environmental Protection established regulations that required companies with stationary sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the Department began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass Project to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under such requirements, the Scrubgrass Project will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, the Scrubgrass Project met the new 1999 requirements without any modifications to the facility. However, we made capital improvements of $811,568 in 1999 to the Scrubgrass facility, which are expected to enable the Scrubgrass facility to meet the stricter standards in 2003. We expect to meet the air quality standards for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead for the foreseeable future without any additional material modifications to the Scrubgrass facility.

Waste Disposal -- The Scrubgrass Project must also comply with various environmental regulations pertaining to water discharge as well as the handling and disposal of hazardous and non-hazardous wastes. The Pennsylvania's Department establishes classifications for wastes and requires companies to follow certain handling and disposal procedures for each waste classification. Currently, the Scrubgrass Project employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass facility. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the waste-coal combustion process, is removed from the Scrubgrass facility and returned to the original waste site, which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, our ash disposal costs may significantly increase which could have material adverse affect on the results of operations and financial position.

Microgy Cogeneration Systems

Microgy has no projects currently in operation. Depending on the location of each individual plant, state implementation plans of the Clean Air and Clean Water Acts as described above may apply. The state permitting process could involve lengthy delays for fact and law source reviews and to purchase of offsets in order to counter-balance emissions. Microgy's projects may be subject to the following additional regulations:

Current Regulations

The major Federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers Concentrated Animal Feeding Operations, or CAFOs. Federal NPDES permits may be issued by EPA or any state authorized by EPA to implement the NPDES program. Forty-three states are certified by the EPA to issue their own NPDES permits. Of note, EPA materials published in 1999 indicated that 32 states have a requirement covering application rates of manure on the land, and 27 states require at least some animal operations to develop and use waste management plans.

In addition, each distributed generation site with an installed reciprocating engine and generator is regulated under a state implementation plan (SIP) developed in accordance with the Federal Clean Air Act. The engine emissions at each site will be covered under a general statewide permit or a point source permit. The engine emissions are considered a minor point source for both the general and specific permit and no other emission control devices are required.

Anticipated Changes to Current Regulations

In 1999, the US Department of Agriculture, or USDA, and EPA announced the Unified National Strategy for Animal Feeding Operations, which sets forth a framework of actions USDA and EPA plan to take under existing legal and regulatory authority to minimize impacts to water quality and public health from animal feeding operations and to establish a national performance expectation for animal feeding operations.

Under the Unified Strategy, all CAFO owners and operators will be expected to develop and implement comprehensive nutrient management plans for properly managing the animal wastes produced at their facilities. Inclusion of such plans as part of the NPDES permit means that for the first time, the application of manure on land will be a part of a required Federal permit.

Proposed nutrient management plans rely on the Natural Resources Conservation Service Field Office Technical Guide as the primary technical reference. This guide limits manure application on land to the level determined by the more limiting of the two major nutrients: nitrogen or phosphorus. In the past, manure management has focused on managing manure nitrogen. Shifting to a phosphorus-based standard will require more land on which to spread the same amount of manure. Studies indicate that soil phosphorus levels can be rapidly built up in the soil by the application of manure, but may take years to deplete to levels enabling additional manure applications. Therefore, basing nutrient management on phosphorus has significant implications for animal operations with excess manure by increasing

     .   the acreage needed for spreading
     .   manure application costs, and
     . the number of farms that will need alternative ways to dispose of manure.

Impact of Microgy System

While digesting the raw manure and burning the resulting biogas to make electricity does not eliminate the nutrients from the manure slurry, the process does change their chemical makeup. In the anaerobic digestion process, many of the nutrients that were previously bound in organic molecules are mineralized, or reduced to the inorganic forms of the nutrients. These are the forms that are usable by crops. The organic forms in undigested manure must first be broken down before they can be used. Because this natural breaking down process usually takes several years, there are residual nutrients in the soil left over from previous years' manure applications. These residuals must be taken into account when calculating current manure application rates, resulting in less manure being spread on the same amount of cropland. By providing the nutrients in readily usable forms, digested manure has lower potential to produce a residual. Therefore, more of it can be spread on an acre of cropland, thus reducing manure spreading costs.

In addition, further environmental benefits can be achieved by subjecting the digested manure slurry to other nutrient extraction techniques, such as chemical precipitation. By digesting the manure, these nutrients are in a form that is more easily extracted in such techniques.

Employees

At the time of this filing, we had nine employees, including three EPC executive officers and other marketing, finance, engineering and administrative personnel. The loss of any executive officer could have a material adverse effect on our business. Our employees are not represented by a collective bargaining agreement and we consider relations with our employees to be good.

Item 2.  PROPERTIES

Buzzard leases an approximate 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The payment terms of the lease are described in Item 1.

We leased 1,028 square feet of office space in Portsmouth, New Hampshire from February 1996 until March 2002. In March 2002, we began leasing 2,818 square feet of office space for our new corporate headquarters in Portsmouth, New Hampshire under a five year lease with monthly payments of $5,520.

Microgy is a tenant-at-will for office space located in Colorado and Wisconsin with aggregate rents of $3,728 per month.

Item 3.  LEGAL PROCEEDINGS

We are currently not involved in any legal proceedings.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2001 Annual Meeting of Stockholders, held on November 1, 2001, the following actions were submitted to a vote of security holders:

1. Our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                                                     Number of Shares
                                                     ----------------
          Elected Director                        For            Withheld
          ----------------                        ---            --------

         Joseph E. Cresci                      13,999,022          45,600
         Donald A. Livingston                  14,034,022          10,600
         Peter J. Blampied                     14,031,822          12,800
         Edward B. Koehler                     14,031,822          12,800
         Robert I. Weisberg                    14,034,022          10,600
         George A. Kast                        14,031,822          12,800
         Benjamin J. Brant                     14,031,822          12,800
         Thomas M. Matthews                    14,034,022          10,600


2. Our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, from 20,000,000 to 50,000,000 and the number of authorized shares of preferred stock, from 1,000,000 to 2,000,000. The results of the voting were as follows:

         Result                                            Number of Shares
         ------                                            ----------------

         For                                                     13,994,101
         Against                                                     49,021
         Abstain                                                      1,500

3. Our stockholders approved the adoption of a 2001 Stock Incentive Plan. The results of the voting were as follows:

         Result                                            Number of Shares
         ------                                            ----------------

         For                                                     13,958,322
         Against                                                     86,200
         Abstain                                                        100

4. Our stockholders ratified the selection of the firm Deloitte & Touche LLP as auditors for the fiscal year ending December 31, 2001. The results of the voting were as follows:

         Result                                           Number of Shares
         ------                                           ----------------

         For                                                    14,041,622
         Against                                                     2,000
         Abstain                                                     1,000

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Stock Market Trading:

Our common stock trades on the NASD OTC Bulletin Board under the symbol "POWR". As of March 20, 2002 there were approximately 251 record holders and approximately 970 beneficial holders of our common stock.

The following table shows the quarterly high and low bid prices during 2000 and 2001 as reported by the OTC Bulletin Board:

           Year               Period                        High        Low
           ----               ------                        ----        ---

          2000          First Quarter                      $0.81       $0.44
                        Second Quarter                      0.69        0.50
                        Third Quarter                       0.75        0.47
                        Fourth Quarter                      0.69        0.41

          2001          First Quarter                       0.56        0.44
                        Second Quarter                      0.86        0.22
                        Third Quarter                       0.70        0.40
                        Fourth Quarter                      0.54        0.40

These over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Changes in Securities and Use of Proceeds:

During 2001, we acquired 100% of the common stock of Microgy in two related transactions. On July 23, 2001, we exchanged our securities for approximately 87.7% of the outstanding common stock of Microgy under a June 20, 2001 agreement with Microgy and certain principal Microgy shareholders. Under the agreement, we agreed to offer the remaining Microgy shareholders the opportunity to exchange their Microgy securities for our securities. On December 28, 2001, we completed the exchange of our securities for the remaining outstanding securities of Microgy. The details of the two exchange transactions are discussed in the following paragraphs.

On July 23, 2001, we issued an aggregate of 5,521,549 shares of common stock and 197,760.7 shares of our newly designated Series B Convertible Preferred Stock to certain principal stockholders of Microgy in exchange for 15,919,147 shares of Microgy common stock. Each share of our preferred stock, which voted with our common stock on an as-converted basis, was automatically converted into ten shares of common stock as of November 9, 2001 upon an increase in the authorized common stock to an amount sufficient to allow conversion of the preferred stock. The exchange ratio of 0.4711 shares of our common stock for each share of Microgy common stock was determined by negotiations among us, Microgy and the primary principal Microgy shareholders. The exchange ratio is based on all of the fully diluted equity of Microgy being exchanged for 45% of our fully diluted equity and assumes exercise or conversion of all derivative securities. The exchange ratio may be increased to reflect certain issuances of equity by us to generate funds to be available for financing Microgy. However, holders of approximately 94% of the Microgy common stock agreed to waive their right to adjustments in the exchange ratio, other than any adjustment resulting from 400,000 options and warrants issued in September 2001. One of the principal Microgy shareholders exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase our securities based on the exchange ratio. In connection with our issuance of 400,000 options and warrants in September 2001, we adjusted the exchange ratio to 0.4873 shares of our common stock for each share of Microgy common stock. We issued 258,884 additional shares of common stock to the principal Microgy shareholders on December 28, 2001 and amended the warrant issued to the principal Microgy shareholder to reflect the new exchange ratio.

On October 17, 2001, we offered the remaining security holders of Microgy, who owned an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock, an opportunity to exchange their Microgy securities for our securities based on the adjusted exchange ratio. On December 28, 2001, we issued 1,086,830 shares of common stock and exchanged warrants to purchase 431,298 shares of our common stock and options to purchase 141,329 shares of our common stock for the remaining Microgy securities pursuant to Regulation D. The warrants to purchase 431,298 shares are exercisable through September 30, 2002 at an exercise price of $2.05 per share. The options to purchase 141,329 shares were issued under our 2001 Stock Incentive Plan at an exercise price of $3.08 per share, with scheduled expiration dates of September 18, 2006, subject to earlier termination upon termination of employment or consultancy. An option for 116,962 of the shares vested one-third immediately, and vests one-third on October 1, 2002 and the final one-third on October 1, 2003. An option for the other 24,367 shares vested immediately.

Under a July 23, 2001 Registration Rights Agreement, we were required to file a resale registration statement for the former Microgy security holders by November 30, 2001. In November 2001, the deadline for filing the registration statement was extended to March 31, 2002.

Dividends:

We declared dividends on common stock during 1999 and 2000 as follows:

                                                                     Dividends
                                                 Dividends           Declared
       Year               Period                  Declared           per Share
       ----               ------                  --------           ---------

       1999        First Quarter                 $  171,102            $ .015
                   Second Quarter                   171,102              .015
                   Third Quarter                    171,102              .015
                   Fourth Quarter                   171,102              .015
                                                 ----------            ------
                                                 $  684,408            $ .060
                                                 ==========            ======

       2000        First Quarter                 $  171,102            $ .015
                   Second Quarter                   171,102              .015
                   Third Quarter                    171,102              .015
                   Fourth Quarter                   171,102              .015
                                                 ----------            ------
                                                 $  684,408            $ .060
                                                 ==========            ======

Since March 2001, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2001 is derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and other financial information included elsewhere herein. Dollars are shown in thousands except per share data.

                                                                           Year Ended December 31
                                                           --------------------------------------------------------
                                                            2001 (1)     2000        1999        1998        1997
                                                           --------    --------    --------    --------    --------
Results of Operations Data:

Power generation revenues                                  $ 53,518    $ 54,303    $ 48,268    $ 45,721    $ 43,763
                                                           --------    --------    --------    --------    --------

Costs and expenses:
     Operating expenses                                      23,681      22,291      21,931      19,215      17,756
     Lease expenses                                          24,706      26,416      23,111      22,971      24,488
     General and administrative expenses                      3,973       3,603       2,455       2,197       1,995
     Reversal of provision for nonrecovery of
           project development costs                            ---         ---         ---         ---       (940)
     Depreciation and amortization                              441         415         363         285         258
                                                           --------    --------    --------    --------    --------
                                                             52,801      52,725      47,860      44,668      43,557
                                                           --------    --------    --------    --------    --------

Operating income                                                717       1,578         408       1,053         206

Other income (expense):
     Other income                                             2,135         ---         ---           8         622
     Interest income                                             78         737         111         156         581
     Interest expense                                          (185)       (320)       (375)       (461)       (424)
     Sale of NOx emission credits                               ---       1,156         607         ---         ---
     Amortization of deferred gain                              308         308         308         308         308
     Write-off of receivables in litigation                     ---         ---         ---      (3,508)        ---
     Gain on sale of project                                    ---         ---         ---         ---       7,424
                                                           --------    --------    --------    --------    --------
                                                              2,336       1,881         651      (3,497)      8,511
                                                           --------    --------    --------    --------    --------

Income (loss) before income taxes                             3,053       3,459       1,059      (2,444)      8,717

Income tax (expense) benefit                                 (1,374)     (1,632)       (470)        795      (4,103)
                                                           --------    --------    --------    --------    --------

Income (loss) before cumulative effect of a
    change in accounting principle                            1,679       1,827         589      (1,649)      4,614

Cumulative effect of a change in accounting
     principle (3)                                              ---         ---       1,189         ---         ---
                                                           --------    --------    --------    --------    --------

Net income (loss)                                          $  1,679    $  1,827    $  1,778    $ (1,649)   $  4,614
                                                           ========    ========    ========    ========    ========

Basic earnings (loss) per common share                     $   0.12    $   0.16    $   0.16    $  (0.14)   $   0.41
Diluted earnings (loss) per common share                   $   0.11    $   0.16    $   0.16    $  (0.14)   $   0.41
Dividends declared per common share                        $    ---    $   0.06    $   0.06    $   0.09    $   0.99
Weighted average number of common shares
   outstanding on a fully diluted basis                      14,746      11,409      11,407      11,407      11,260

Balance Sheet Data:

Total assets                                               $ 85,566    $ 69,284    $ 58,782    $ 55,163    $ 61,362
Working capital                                              (1,499)     (1,176)     (2,662)     (1,190)        536
Deferred gain (2)                                             4,472       4,780       5,089       5,397       5,706
Long-term obligations (3)                                    65,216      58,304      51,546      46,511      40,032
Shareholders' (deficit) equity                                4,383      (3,970)     (5,471)     (6,559)     (3,878)

--------
(1) The Results of Operations Data for 2001 includes Microgy from July 23, 2001 to December 31, 2001.
(2)  See Note B of the Consolidated Financial Statements.
(3) See Note O of the Consolidated Financial Statements and the Consolidated Statements of Operations for further disclosures pertaining to a change in accounting principle.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer and owner of electrical generating facilities powered by non-commodity fuels and renewable energy sources. Since 1994, we have owned a 22 year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. Scrubgrass sells electricity to Penelec under a 25 year power sales agreement.

In 2001, we acquired all of the common stock of Microgy, a privately held Colorado company. Microgy holds an exclusive license in North America for development and deployment of a proprietary technology for extraction of methane gas from animal wastes and its use thereof to fuel generation of energy.

In recent years, we also held ownership positions in a 43 megawatt (net) waste-coal fired project in development located in Pennsylvania, known as Milesburg, and a 51 Megawatt (net) waste-coal fired facility located in Utah, known as Sunnyside. Milesburg was involved in protracted litigation with, among others, West Penn Power Company. We settled the Milesburg litigation in 1997 and sold Milesburg to West Penn. We sold Sunnyside in 1994 and, after the sale, the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. The Sunnyside matters were settled by a payment to us of $1,500,000 and the release of certain contingent liabilities.

Our business activities are discussed further in Item 1. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares our results of operations for the years ended December 31, 2001, 2000 and 1999 and should be read in conjunction with the consolidated financial statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

This Annual Report on Form 10-K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about the Company. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note B to our consolidated financial statements, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sale and Lease-Back Accounting

Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled us to reacquire Buzzard, then a wholly-owned subsidiary of Scrubgrass Power Corporation, and lease the Scrubgrass facility for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility as the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from our consolidated financial statements the gross assets and liabilities of the Scrubgrass facility and reported a gain of $6,785,035 arising from the sale of Scrubgrass. However, due to our anticipated involvement with the lease, we were required to defer our gain over the 22 year minimum lease term, which commenced on June 30, 1994. In connection with the operating lease, we incurred aggregate costs of $3,279,060 to reacquire Buzzard, the lessee of Scrubgrass, and capitalized these costs as the value of our lease rights. The value of our lease rights is also being amortized over the 22 year minimum lease term, which commenced on June 30, 1994.

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22 year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor, in addition to a specified base rent, which consists of all of the lessor's debt service, equity repayment, base return on equity and related expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor's specified base rent increases over time and is based on schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As of December 31, 2001, we have an accrued lease expense of $63,648,995 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term.

As of December 31, 2001, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

                          2002                 15,301,000
                          2003                 16,723,000
                          2004                 19,703,000
                          2005                 21,715,000
                          2006                 26,058,000
                    Thereafter                278,149,000
                                            -------------

                         Total              $ 377,649,000
                                            =============


Our lease expense components, which are discussed in the following paragraphs, consist of:

     .  specified base rent payments calculated on a straight-line basis;
     .  additional rent; and
     . current period adjustments resulting from differences between actual lease billings and projected lease billings.

Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, equity repayment, base return on equity and related expenses. The lessor's debt service largely consists of debt obligations with variable interest rates. Therefore, in order to calculate future minimum lease payments, we estimate an average interest rate which will be payable in the future for each variable rate debt obligation. Since actual interest rates will differ from these estimates, our actual lease expense reported in future periods will differ from these estimates and the differences may be material.

In order to calculate the straight-line lease expense, we take the total estimated future minimum lease payments over the lease term and divide it by the lease term to get an annual lease expense. The annual lease expense is then compared to the total amount projected to be billed by the lessor in each period, and the difference is reported as a straight-line lease expense in our consolidated financial statements. Any differences between actual lease billings and projected lease billings, which principally result from variances between actual interest rates and projected interest rates, are reported as a lease expense in the current period.

We are also required to pay the lessor an additional rent, in addition to the specified base rent, which additional rent represents 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. We estimate and accrue additional rent in the accounting period when we believe the cash flows were generated from operations. However, because additional rent is based on cash flows and not earnings, it is more subjective to determine when the cash flows were generated from operations. Lease expenses may also cause large fluctuations between accounting periods in our reported earnings since the specified base rent and additional rent are not directly related to our earnings. Additional rent is not part of the straight-line lease expense calculation.

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting and our financial statements are presented more conservatively. As of December 31, 2001, we have an accrued power generation revenue of $63,648,995 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. In the later years of the power sales agreement, when the power rates are expected to increase, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as our deferred gain and lease rights, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31,

2001, we have recorded a net deferred income tax liability of $146,396 on our consolidated balance sheet. We have also recorded a valuation allowance of $148,377 against our gross deferred income tax assets as of December 31, 2001, due to uncertainties related to our ability to utilize some of our net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our accounting for the acquisition of Microgy. Accordingly, we identified and allocated a value of $3,710,000 to Microgy's licensed technology rights and a value of $4,912,866 to goodwill. The valuation of these intangible assets required us to use significant judgment. On January 1, 2002, we adopted SFAS No. 142, which will require us to perform an initial impairment test during 2002 on our acquired intangible assets and goodwill. The impairment testing required by SFAS No. 142 will require us to use significant judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. We are currently evaluating whether SFAS No. 142 would have an impact on our financial position.

Results of Operations

Year ended December 31, 2001 compared with the year ended December 31, 2000

Our net income decreased to $1,679,331, or 12 cents per share, for 2001 from $1,826,808, or 16 cents per share, in 2000. The decrease in net income was primarily due to:

     .  decreases in power generation revenues and interest income;
     . the absence of revenues from sales of NOx emission credits; and . increases in operating expenses and general and administrative expenses.

The effect of these changes was partially offset by an increase in other income and decreases in lease expenses, interest expense and income tax expense.

Earnings per common share decreased to $0.12 per common share in 2001 from $0.16 per common share in 2000. The decrease was primarily due to a decrease in net income and an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased in 2001 due to the issuance of additional shares for the acquisition of Microgy.

Power generation revenues decreased to $53,518,000 for 2001 from $54,303,222 in 2000 and all pertained to Scrubgrass. The decrease in power generation revenues was primarily due to the absence in 2001 of revenues of approximately $3,687,000 from the settlement with Penelec. This decrease was partially offset by:

     .  greater output from the Scrubgrass facility;
     . a 5% increase in certain rates billed to Penelec under the terms of the power sales agreement; and
     . an increase in revenue recorded as a result of the straight-line accounting treatment of revenues under the power sales agreement which amounted to $7,460,852 in 2001 and $7,036,012 in 2000.

Scrubgrass operated at 91.2% of its capacity in 2001 as compared to 90.2% for 2000. The improvement in the capacity rate occurred primarily because of fewer unplanned shutdowns to respond to equipment malfunctions and utility curtailments.

Operating expenses increased to $23,681,081 for 2001 from $22,291,069 in 2000 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

     . higher fuel expense from cost escalations in certain fuel supply agreements;
     . higher fuel expense from changes in fuel mix and the quality of fuel sources;
     .   higher fuel expense from the improvement in facility output;
     . increases in labor, labor related costs and operator fees pursuant to the terms of the operations and maintenance agreement; and
     . increases in planned maintenance because of differences in the scope of procedures performed during the 2001 and 2000 annual maintenance outages.

These increases were partially offset by a decrease in expensed facility modifications because of differences in the nature of procedures performed in 2001 versus 2000.

Lease expenses decreased to $24,705,813 for 2001 from $26,415,897 in 2000. The decrease was primarily due to:

     . decreases in the lessor's loan costs, which are passed along to us as a lease expense, due to lower average interest rates on the tax exempt bonds and variable rate term loans and reduced outstanding balances on the Scrubgrass debt;
     .   decreases in scheduled base equity rents; and
     . a decrease in additional rent paid to the lessor, which amounts to 50 percent of the net available cash flows from Scrubgrass, as a result of decreases in available cash flows from Scrubgrass. During 2000, such cash flows included revenues and interest income from the settlement with Penelec and income from sales of NOx emission credits.

These decreases in lease expenses were partially offset by:

     . an increase in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease which amounted to $7,460,852 in 2001 and $7,036,012 in 2000; and
     . increases in scheduled principal payments and fees for the Scrubgrass debt which were billed to us under the terms of the lease.

General and administrative expenses increased to $3,973,025 for 2001 from $3,602,960 in 2000. The increase was primarily due to:

     .   Microgy overhead expenses following its acquisition on July 23, 2001;
     . significant expenses related to the Microgy acquisition for post-acquisition integration, business development, and strategic planning;
     .   increases in our labor force for planned business expansion; and
     . an increase in Scrubgrass insurance expense due to changes in the insurance market for power generation facilities.

These increases were partially offset by lower Scrubgrass management expenses and executive compensation during 2001. Scrubgrass had incurred significant professional fees, travel expenses and labor related costs during 2000 to address certain non-recurring business matters including the settlement with Penelec and the replacement of the letter of credit.

Interest income decreased to $78,203 for 2001 from $736,867 in 2000. The decrease was primarily due to:

     . the absence of approximately $608,000 of interest income from the settlement with Penelec;

     .   lower average interest rates for investments; and
     . reductions in the average outstanding balances of notes receivable from officers.

Interest expense decreased to $185,547 for 2001 from $320,641 in 2000. The decrease was primarily due to lower variable interest rates and reduced average outstanding balances for Scrubgrass debt. The decrease was partially offset by interest incurred on the $750,000 loan made by Alco Financial Services, LLC in September 2001, which loan is discussed further under Financing Activities.

We had other income of $2,135,048 in 2001 from the settlement of the Sunnyside litigation which is discussed further under Liquidity and Capital Resources.

We earned net proceeds of $1,156,338 from the sale of NOx emissions credits in 2000. Our NOx emission credits are discussed further under Liquidity and Capital Resources.

Income tax expense decreased to $1,373,454 for 2001 from $1,632,233 in 2000. The decrease was primarily due to a decrease in income before taxes and a lower effective tax rate in 2001. The decrease in the effective tax rate was largely due to lower state income taxes.

Year ended December 31, 2000 compared with the year ended December 31, 1999

Our net income in 2000 increased to $1,826,808, or 16 cents per share, from $1,777,562, or 16 cents per share, in 1999. This increase was primarily due to increases in power generation revenue, interest income and income from sales of NOx emission credits. Such increases were offset in part by the absence of income from the cumulative effect of a change in accounting principle and increases in operating expenses, lease expenses, general and administrative expenses, depreciation and amortization, and income tax expense.

Power generation revenues in 2000 increased to $54,303,222 from $48,268,311 in 1999 and all pertained to Scrubgrass. The increase in power generation revenues during 2000 was primarily due to:

     .   the $3,687,000 payment from the settlement with Penelec;
     .   greater output from the Scrubgrass facility;
     . a 5% increase in rates billed to Penelec under the terms of the power sales agreement; and
     . increases in the rates charged for power generation in excess of 80 megawatts pursuant to the terms of the settlement agreement with Penelec.

These increases were offset in part by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement which amounted to $7,036,012 in 2000 and $7,765,631 in 1999. Scrubgrass operated at 90.2% of its capacity in 2000 as compared to 89.5% for 1999. The improvements in the capacity rate occurred primarily due to shorter planned maintenance outages and fewer unplanned shutdowns to respond to equipment malfunctions and utility curtailments.

Operating expenses in 2000 increased to $22,291,069 from $21,931,318 in 1999 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

     . higher fuel costs from cost escalations in fuel supply agreements and improvements in output at the Scrubgrass facility;
     .   increases in diesel fuel costs; and
     . increases in labor and related costs, operator fees and operator bonuses under the terms of the operations and maintenance agreement.

These increases were partially offset by lower maintenance expenses and the absence in 2000 of expenses related to Year 2000 compliance. Maintenance expenses decreased during 2000 primarily because of differences in the scope of procedures performed during the 1999 and 2000 annual maintenance outages and fewer unplanned maintenance shutdowns.

Lease expenses in 2000 increased to $26,415,897 from $23,110,677 in 1999 and all pertained to Scrubgrass. The increase in lease expenses was primarily due to:

     . increases in the lessor's loan costs, which are passed along to us as a lease expense, due to higher average interest rates on the tax exempt bonds and variable rate term loans and loan origination costs from the replacement letter of credit;
     .   increases in scheduled base equity rents; and
     . an increase in additional rent paid to the lessor, which amounts to 50 percent of the net available cash flows from Scrubgrass, due to increases in available cash flows from Scrubgrass. Cash flows in 2000 included revenues and interest income from the settlement with Penelec and income from increased sales of NOx emission credits.

Our overall increase in lease expenses during 2000 was partially offset because:

     . the lessor's junior debt obligations were fully satisfied during 1999, so our lease expense did not include principal and interest on these obligations in 2000; and
     . we had a decrease in lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease which amounted to $7,036,012 in 2000 and $7,765,631 in 1999.

General and administrative expenses in 2000 increased to $3,602,960 from $2,455,095 in 1999. The increase in general and administrative expenses during 2000 was primarily due to:

     . higher Scrubgrass management costs for refinancing matters, salary raises and the potential sale of the Scrubgrass project;
     . increases in professional fees because we engaged several consultants to consider various sale and restructuring alternatives;
     .   bonuses aggregating $710,000 to executive officers; and
     .   increases in Scrubgrass insurance premiums.

The aforementioned increases were offset in part by a decrease in legal fees during 2000.

Depreciation and amortization increased to $415,230 in 2000 from $363,234 in 1999. Depreciation and amortization increased in 2000 primarily because our 1999 capital expenditures, which were substantially made during the third quarter, were depreciated for the entire year in 2000.

Interest income increased to $736,867 in 2000 from $110,975 in 1999. The increase was primary attributable to approximately $608,000 of interest income from the settlement with Penelec and higher average interest rates on short-term investments.

Interest expense decreased to $320,641 in 2000 from $375,208 in 1999. The decrease was primarily attributable to reductions in the outstanding borrowings under the Scrubgrass term credit facility which reduced in $600,000 increments every six months through July 2000. This decrease was partially offset by increases in average interest rates on borrowings.

Sale of NOx emission credits increased to $1,156,338 in 2000 from $606,960 in 1999. Sales of NOx emission credits are discussed further under Liquidity and Capital Resources.

Income tax expense increased to $1,632,233 in 2000 from $470,552 in 1999. The increase in income tax expense for 2000 was largely due to an increase in earnings before income taxes and an increase in the effective tax rate. During 2000, we had significant earnings from Scrubgrass which are taxed in Pennsylvania. Due to the high tax rate in Pennsylvania, we had a material increase in state income taxes which increased our effective tax rate for 2000.

Cumulative effect of a change in accounting principle increased our earnings by $1,188,989 in 1999 and pertained to a change in our method of accounting for major equipment overhauls. The cumulative effect of a change in accounting principle did not affect 2000 operating results.

2002 Outlook

The following forward-looking information concerning our results of operations for 2002 is being compared to our historical results of operations for 2001:

Power generation revenues are expected to increase in 2002 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

Operating expenses are expected to increase in 2002 primarily due to:

     . an approximate 4% average escalation in rates for fuel supply agreements;
     . changes in the scope of planned maintenance procedures and facility modifications; and
     . a 5% escalation in operator fees under the terms of the operations and maintenance agreement

Lease expenses are expected to increase in 2002 primarily because:

     .   we have scheduled increases in base equity rent payments; and
     . we expect additional rents paid to the lessor, which amount to 50 percent of the net cash flows from Scrubgrass, will increase due to projected increases in cash flows from Scrubgrass operations.

However, these increases may be partially offset because:

     . we expect lower interest rates on the lessor's tax-exempt bonds and variable rate term loans to lessen the lessor's loan costs that would be billed to us under the terms of the lease;
     . we expect lower outstanding balances for term loans to lessen the lessor's interest costs that would be billed to us under the terms of the lease;
     . we expect the lessor to bill us lower scheduled term loan principal payments pursuant to the terms of the lease; and
     . we expect to have a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

General and administrative expenses are expected to increase during 2002 primarily because:

     . we expect to make changes in our work force to seek to develop and accomplish our Microgy business plan;
     . we continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice;
     . Microgy corporate overhead would be included in our results of operations for all of 2002 versus approximately five months in 2001; and
     . we expect numerous corporate expenses like insurance, office supplies, rent, legal, and travel to increase due to business expansion efforts.

Other income is expected to increase slightly in 2002. During 2002, we expect to report sales of NOx emission credits of approximately $2.4 million. In 2001, we had other income of approximately $2.1 million from the settlement of the Sunnyside litigation.

Assuming no additional share issuances and no repurchases, our weighted average common shares outstanding is expected to increase from 14,144,222 shares in 2001 to 20,251,653 shares in 2002. We expect this increase because our shares issued for the acquisition of Microgy, which were weighted from the date they were issued in 2001, are expected to be outstanding for all of 2002. This increase is expected to significantly dilute our basic and diluted earnings per common share during 2002.

Recently Issued Accounting Standards

There are four recently issued accounting standards which are required to be adopted in the future which are described in Note B to the Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Our cash provided by operating activities was $2,687,504 in 2001, $469,770 in 2000 and $2,752,441 in 1999. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx emission credits and investment earnings.

We reported net earnings of $1,679,331 during 2001 which contributed significantly to the cash provided by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income in 2001 to our net cash provided by operating activities:

Depreciation and amortization - During 2001, we recognized depreciation and amortization for lease rights of $149,004, licensed technology rights of $81,823, deferred financing costs of $43,580, machinery and equipment modifications of $154,405 and equipment and furniture of $12,598.

Deferred income taxes - We had a net deferred income tax liability of $146,396 as of December 31, 2001 versus a net deferred income tax asset of $755,193 as of December 31, 2000. On July 23, 2001, we acquired a significant deferred tax liability from Microgy related to licensed technology rights which was the primary reason we changed to a net deferred income tax liability position as of December 31, 2001. This change was partially offset by the acquired tax benefits from Microgy's net operating loss carryforwards. The individual components of our deferred income tax expense, which amounted to $104,425 in 2001, are outlined in the notes to our consolidated financial statements.

Deferred gain, net - Our deferred gain, net, decreased to $4,471,955 as of December 31, 2001 from $4,780,365 as of December 31, 2000. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Release of Sunnyside liabilities - We reported other income of $635,048 from the release of contingent liabilities related to Sunnyside. These liabilities are discussed further in Liquidity and Capital Resources.

Stock-based compensation - We issued stock options with a fair market value of $113,600 to a director for services performed for us.

We also offer the following information to discuss changes in operating assets and liabilities which most notably impacted our cash position during 2001:

Receivable from utility - Our receivable from utility increased to $7,905,864 as of December 31, 2001 from $7,336,408 as of December 31, 2000. The increase was primarily due to more output at the Scrubgrass facility and a 5% increase in rates billed to Penelec under the terms of the power sales agreement.

Other current assets - Our other current assets decreased to $607,590 as of December 31, 2001 from $760,980 as of December 31, 2000. The decrease was largely due to planned reductions in fuel inventory quantities at Scrubgrass.

Accounts payable and accrued expenses - Our accounts payable and accrued expenses increased to $9,382,471 as of December 31, 2001 from $6,952,054 as of December 31, 2000. The increase was primarily because:

     . our corporate taxes payable increased by $413,858 primarily due to the deferral of tax payments for 2001 taxable earnings until 2002;

     . our additional rent accrual increased by $272,000 primarily due to increases in cash flows from Scrubgrass operations;

     . we had numerous increases in expenses which are discussed in more detail under Results of Operations; and

     . our lease payable for the lessor's bond interest increased by $806,420 due to longer bond maturities. The effect of the longer bond maturities was partially offset by lower interest rates.

Long-term debt to supplier - We financed the 1997 rewind of the Scrubgrass generator with an installment note from the generator manufacturer which had outstanding balances of $97,893 as of December 31, 2001 and $190,446 as of December 31, 2000. The decrease is due to an installment payment made in May 2001. The last installment for this obligation is due in May 2002.

Investing Activities

Our cash used in investing activities was $1,071,915 in 2001, $291,009 in 2000 and $284,623 in 1999. Our investing activities were concentrated primarily in the following areas:

Restricted cash - We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $808,936 in 2001, $678,524 in 2000 and $739,128 in 1999. Our payments for major equipment overhauls amounted to $415,460 in 2001, $418,670 in 2000 and $1,271,141 in 1999.
The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we are required to make deposits to the restricted major maintenance fund of $92,331 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Acquisitions - We made expenditures of $412,120 in 2001 for contract negotiations and due diligence activities related to the acquisition of Microgy. These expenditures were capitalized in the purchase price of Microgy in the accompanying consolidated financial statements.

Property, plant and equipment - Property, plant and equipment expenditures were $232,691 in 2001, $3,023 in 2000 and $829,117 in 1999. During 1999, we made machinery and equipment modifications of $811,568 to improve the air quality emission systems at the Scrubgrass facility which are discussed further in the next section. During 2001, we made machinery and equipment modifications of $227,295 to improve the raw water pre-treatment systems at the Scrubgrass facility. The remaining capital expenditures in each period were primarily purchases of office equipment for our corporate headquarters.

Sale of NOx Credits - Under applicable environmental laws and regulations, Scrubgrass needed to achieve certain seasonal nitrogen oxide emission levels beginning on May 1, 1999, and will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass facility, Scrubgrass met the 1999 requirements without any modifications to the facility. However, as discussed in the previous section, we made capital improvements of $811,568 during 1999 to the Scrubgrass facility, which are expected to enable Scrubgrass to meet the stricter standards in 2003. By making improvements to the facility before 2003, we anticipated that we would not require a portion of our future NOx Credits to maintain our compliance with the applicable regulations. Consequently, we sold our anticipated excess NOx Credits in recent years and used the proceeds to finance the capital improvements and generate additional cash flows for operations. We expect to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Recently, we received our next award of NOx Credits for the ozone seasons in 2003 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx Credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx Credits in 2002 for $2,428,200.

Project development activities - We expect to begin sale and/or development and construction of facilities using Microgy's licensed technology during 2002. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities.

Financing Activities

Our cash used in financing activities was $1,454,984 in 2001, $177,283 in 2000 and $2,524,046 in 1999. We offer the following information concerning the financing activities for our business:

Related Party Loan - On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC's assets, except for the stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share.

Working Capital Loan for Scrubgrass - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,116,905 as of December 31, 2001 and $2,742,961 as of December 31, 2000. As discussed below, the Lessee Working Capital Loan Agreement expires in December 2002 and is in the process of being refinanced. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2001 and 2002. Awaiting the refinancing, we have been keeping the outstanding balance of this loan at reduced levels to meet the existing paydown requirements of the original facility, which requirements have already been met for 2001 and 2002. The outstanding balance of this loan was also reduced as of December 31, 2001 in anticipation of paying the higher balances in accounts payable and accrued expenses.

Refinancing at Scrubgrass - NEG, the manager of Scrubgrass, continues to be in long-term refinancing discussions with the lending agent for the project. NEG is addressing the following financing matters:

     .    Buzzard's Lessee Working Capital Loan commitment expires in December
          2002.

     . Buzzard is expected to require additional working capital beginning in July 2003, when Penelec's contracted payment terms will be extended by 20 days.

NEG presently has a letter of intent with the lending agent to provide a new working capital facility which is expected to address these financing matters. Under the terms of the proposed working capital facility, the available borrowings would be increased from $4 million to $10 million through 2005 with annual paydown requirements to $8 million in 2003 through 2005. After 2005, the available working capital facility and annual paydown requirements would reduce incrementally until the expiration of the proposed working capital facility in 2008. Due to its credit constraints, the lending agent is expected to transfer a portion of its existing Scrubgrass loan commitments to another financial institution in order to provide the proposed working capital facility. At this time, we anticipate the provisional agreement would eventually be finalized. However, present uncertainties in the financial markets have caused delays in locating a suitable financial institution for the lending agent's transferable loan commitments. Should there be continued delays in finalizing the working capital facility, our distributions from Scrubgrass may be delayed or reduced. As time passes, there can also be no assurance that the terms of the provisional agreement would not be amended to reflect changes in market conditions.

Scrubgrass Debt Obligations

Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2001 and 2000:

                                         Balance at      Balance at                                         Matures
    Description of the Obligation         12/31/01        12/31/00          Interest Rate                   Through
----------------------------------------------------------------------------------------------------------------------
Buzzard's lease obligations:

   Variable rate tax-exempt bonds      $135,600,000     $135,600,000     Quoted Bond Rates                   2012

   Swap rate term loan                   10,669,663       12,541,087     7.5475% (through 2000)              2005
                                                                         7.6725% (thereafter)

   Variable rate term loan                8,344,479       10,061,427     LIBOR + 1.250%                      2004

Buzzard's debt obligations:

   Variable rate term loan                  985,747        1,188,573     LIBOR + 1.250%                      2004

   Working capital loan                   1,116,905        2,742,961     LIBOR + 1.125% (through 2000)       2002
                                                                         LIBOR + 1.250% (thereafter)

Buzzard's lease obligations for the lessor's debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers - We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $645,948 as of December 31, 2001 and $445,948 as of December 31, 2000. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. During 2000, we received aggregate note repayments of $363,783 from executive officers. During 2001, executive officers borrowed an aggregate of $200,000 from us.

Term Credit Facility for Scrubgrass - In June 1997, Buzzard borrowed an additional $3 million from the lessor under a three year agreement to cover the cash deficiency which resulted from an extended annual outage at Scrubgrass and associated costs and expenses. We made payments for this obligation of $600,000 in 2000 and $1,550,000 in 1999.

Dividends - We declared dividends on common stock of $684,408, or 6 cents per share, in each of 2000 and 1999. Since March 2001, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future. We also paid dividends of $5,000 per year to Buzzard's preferred stockholder during 2001, 2000 and 1999. Since we declared dividends of $171,102 in each of 2000 and 1999 that were paid in the following years, our dividend payments were $176,102 in 2001, $689,408 in 2000 and $518,306 in 1999.

Sunnyside Contingent Obligations

We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved a litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded in our consolidated financial statements.

Cash Flow Outlook

During 2002, we expect to principally fund our business activities from available cash balances, investment earnings, proceeds from sales of NOx Credits and additional cash which may become available from Scrubgrass. As discussed in
Item 1, we are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in 2002 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions for the foreseeable future.

On December 31, 2001, our unrestricted cash balance increased to $468,271 from $307,666 as of December 31, 2000. On December 31, 2001, our restricted cash balance increased to $1,014,580 from $587,476 as of December 31, 2000. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the three months ended March 31, 2002, we received distributions of $1,555,506 from Scrubgrass which significantly exceeded our distributions of $298,750 from the same period in 2001. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last two years. Since Scrubgrass is so highly leveraged with variable rate debt, the recent trend of low interest rates and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Further, we received a partial distribution of our revenues from 2002 sales of NOx Credits from Scrubgrass during the three months ended March 31, 2002. Assuming the continuing trends of favorable operations and low interest rates, and distribution of our remaining revenues from 2002 sales of NOx Credits, we expect to receive record levels of distributions from Scrubgrass in 2002. Therefore, for the next twelve months, we expect that distributions from Scrubgrass, combined with our current cash balances, would likely be sufficient to fund:

     .    EPC's corporate overhead requirements;

     . Microgy's corporate overhead requirements prior to the development or construction of power projects;

     . repayment of the Alco loan to the extent the loan is not refinanced or replaced.

However, in case Scrubgrass distributions are less than anticipated, or corporate overhead expenses are greater than anticipated, we are engaging in discussions with various potential sources of loans or equity. We may also need to expand our business, including our staff and internal systems, more quickly if market response to our Microgy products are greater than our current expectations. Therefore, we believe it is necessary to explore these possibilities for additional financing in case further expansion of our business is restricted by our available resources. There can be no assurance that such financing would be obtained or, if obtained, would be on terms acceptable to us.

During 2002, Microgy plans to commence the sale, development and construction of projects based upon the anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Microgy can offer no assurance that it will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

Microgy, a company that we recently acquired, has very little operating history from which to evaluate its business and products.

Microgy was formed in 1999 and is still in the development stage. Microgy intends to develop facilities which use environmentally friendly anaerobic digestion and other technologies to produce bio-energy from animal and organic wastes. Because a large part of our future business is anticipated to involve Microgy's bio-energy projects, your investment decision will likely be based in large part on an enterprise with very little operating history upon which to judge. We are unable to determine whether our investment in Microgy will prove to be financially advantageous.

Microgy has experienced losses to date and we anticipate it will continue to experience losses in the foreseeable future.

Microgy had accumulated losses of approximately $2.3 million through December 31, 2001. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

We have not completed our plans for deployment of our anaerobic digester technology and therefore, cannot predict its related costs or outlook for profitability.

The strategic implementation planning necessary to determine our course of action for deployment of our anaerobic digester technology has not been completed. Accordingly, no decision has been made as to whether we will sell, install and operate, or develop and own the related facilities. In addition, we do not have experience in, or a basis for, predicting the general and administrative and other costs associated with developing anaerobic digester facilities. Because of this we are unable to determine when or if these facilities will generate a profit. If the organizational, structural, staffing and other overhead costs associated with the anaerobic digester facilities outstrip any profits, the value of your investment will be adversely affected.

If we are unable to obtain needed financing for Microgy's anaerobic digestion bioenergy projects, the valuation of our Microgy investment may be reduced significantly.

We are considering corporate, project and group financing to fund the cost of development for our anaerobic digestion bioenergy projects. We are likely to require financing with more favorable rates and terms than are generally available and such financing may be difficult to obtain. If we are unable to obtain such financing, our initial valuation of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on the lender's or investor's review of the financial capabilities of us as well as specific project or projects and other factors, including their assessment of our ability to successfully construct and manage the projects.

Microgy's technologies could become obsolete before commercial deployment, reducing the value of your investment.

We do not expect to commercially deploy Microgy's licensed anaerobic digestion bioenergy technologies until we further develop Microgy's business plan, decide on project structures and arrange necessary financing. Current solutions or solutions that may be developed in the future by competitors could make our anaerobic digestion bioenergy technologies obsolete before they are commercially deployed. Accordingly, we cannot guarantee that our technologies will ensure a competitive position within the marketplace in the future. If we are unable to obtain a competitive position in the agricultural and alternative power generation markets, the value of your investment will be reduced.

If we experience delays in obtaining the technical information and specifics needed to build our licensed anaerobic digester technologies, our business could be harmed and the value of your investment could be reduced.

The company from which we license intellectual property regarding our anaerobic digestion bioenergy products still holds trade secret and other proprietary information that is important to us. In the past, Microgy has experienced delays in obtaining and completing information necessary to successfully develop anaerobic digester projects. The inability to readily obtain this information from our licensor could delay our product offerings, make them more expensive to bring to market and reduce the value of your investment.

The market for anaerobic digester bioenergy technology is crowded and our market share may not be sufficient to be profitable.

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. The presence of these companies may dilute our market share to a degree that we are not profitable.

We currently rely on the Scrubgrass project for all of our operating revenue.

We own a 22 year leasehold interest that commenced in 1994 in our Scrubgrass project, a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass project, we are dependent on its successful and continued operation. Significant unscheduled shutdowns or large increases in interest rates at Scrubgrass could reduce our cash flows. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

We do not control the management of the Scrubgrass project, our primary revenue generating asset.

We have a management services agreement with PG&E National Energy Group, or NEG, to manage our Scrubgrass project and a 15-year operations and maintenance agreement with PG&E Operating Services Company to operate the facility. Under the terms of these agreements, there are provisions that limit our participation in the management and operation of our Scrubgrass project. Because we do not exercise control over the operation or management of our Scrubgrass project, decisions may be made, notwithstanding our opposition, that may have an adverse effect on our business.

Our current power generation revenue is derived from only one customer, the loss of which would severely harm our financial condition and the value of your investment.

Our current Scrubgrass project power generation revenue is earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company, or Penelec. We expect that the concentration of our revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to us, our financial condition will be adversely affected.

A large increase in interest rates may adversely affect our operating results.

Our Buzzard subsidiary is leveraged with variable rate and fixed rate debt and lease obligations. Should market interest rates rise significantly, our operating results will be adversely impacted.

Our long term Scrubgrass project power sales agreement is subject to market conditions in its later years which may affect our profitability.

Our Scrubgrass project generates electricity that is sold at rates established under a long-term power sales agreement with Penelec, approved by the Pennsylvania Public Utility Commission. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, low wholesale energy rates during the later years of the power sales agreement would negatively impact our profitability and could affect our financial position.

Payment terms with our Scrubgrass project customer will change in 2003 and, if our working capital is not increased to accomodate the change, our cash available for other uses will be significantly limited.

In 2003, the payment schedule on our Scrubgrass power sales agreement will be modified to allow Penelec more time to pay us for the power that we produce. This will reduce our working capital and could limit our ability to service our debt or allocate resources to other projects.

Our technology for generating power from waste coal at our Scrubgrass project is relatively new and unproven and its effectiveness and efficiency cannot be anticipated.

Our Scrubgrass project employs circulating fluidized bed technology to produce electricity. Certain aspects of this technology, as well as the conversion of waste products into electricity, are relatively new concepts and have only been in existence in the United States over approximately the last 20 years. In addition, the long-term costs and implications of maintaining this technology have not been established by historical industry data. Accordingly, this technology carries greater risk of failure than proven power generation technologies with more established histories.

We are a small company and the entrance of large companies into the alternative fuels and renewable energy business will likely harm our business.

Competition in the traditional energy business from electric utilities and other energy companies is well established with many substantial entities having multi-billion dollar multi-national operations. Competition in the alternative fuels and renewable energy business is expanding with growth of the industry and advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned to develop new technologies and to install existing or more advanced renewable energy generators, which could harm our market share and business.

If we are unable to obtain sufficient waste resources our renewable energy technologies will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of certain waste resources to produce the raw energy and meet performance standards in the generation of power or fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to efficiently operate and generate income. In such circumstances, our revenue and financial condition will be materially and negatively affected. We cannot be sure that waste resources will be available in the future for free or at a price that make them affordable for our waste-to-energy technologies.

Our reliance on licenses, agreements and business alliances links our fate to the fate of these businesses, of which we cannot predict or control.

We intend to rely on a network of various licenses, agreements and alliances with other businesses to provide important technologies and services for our businesses. Specifically, we rely on third party companies for the operation and maintenance of our Scrubgrass project and for the technology upon which we base our proposed anaerobic digester projects. The termination of any of these or other material license, agreement or business alliance will have a detrimental impact on the success of one or all projects or categories of projects and negatively impact our revenue. We cannot predict or control the fate of these other businesses on which we rely.

Because we have not filed patents to protect Microgy's intellectual property, we might not be able to prevent others from employing competing products. Conversely, others who have filed for patent or other protection might be able to prevent us from employing our products.

Neither we nor, it is believed, our primary licensor have filed any patent applications on the intellectual property Microgy plans to use. Should we or our primary licensor decide to file patent applications, there can be no assurance that any patent applications relating to our existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with our products without infringing upon, or which do not infringe upon, our intellectual property rights.

Third parties, including potential competitors, may already have filed patent applications relating to the subject matter of our current or future products. In the event that any such patents are issued to such parties, such patents may preclude our licensors from obtaining patent protection for their technologies, products or processes. In addition, such patents may hinder or prevent us from commercializing our products and could require us to enter into licenses with such parties. There can be no assurance that any required licenses would be available to us on acceptable terms, or at all.

We rely heavily on confidentiality agreements and licensing agreements to maintain the proprietary nature of our base of technologies relating to currently licensed technologies. To compete effectively, we may have to defend the rights to our intellectual property from time to time. The defense costs can be significant. As such, we may lack the financial resources to adequately defend our intellectual property.

Our license for microturbine technology is from a small company that has not completed the development of the technology and is therefore of an uncertain value.

Our Microgy subsidiary has entered into a license agreement for applications of microturbine technology which is owned and being developed by Electric Power International, Inc., which itself is a small company with limited resources. Electric Power International has not yet completed development of the microturbine technology and may not have the resources available to do so. As a result, the value of this license agreement is of uncertain value.

The large amount of obstacles necessary to overcome for the development of power projects increases the possibility that such projects will incur costly delays.

In our development of power projects for ourselves or on behalf of our customers, we will be required to enter into or obtain some or all of the following:

     .  site agreements;
     .  supply contracts;
     .  design/build or other construction related agreements;
     .  power sales contracts;
     .  various co-product sales agreements;
     .  waste disposal agreements;
     .  licenses;
     .  environmental and other permits;
     .  local government approvals; and
     . financing commitments required for the successful completion of development projects.

Our failure to accomplish any of these objectives could materially increase the cost or prevent the successful completion of development projects and incur the loss of any investment made. These events could adversely affect our business and results of operations and the value of your investment.

System failure of our power generation projects will reduce our revenue.

Whether we have sold our facilities to customers or continue to own them, our revenue and our performance under various agreements will depend on the efficient and uninterrupted operation of our bioenergy plants and systems, including automated control systems. Any system failure that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition. As we expand our operations, there will be increased stress placed upon hardware and information traffic management systems. There can be no assurance that we will not experience system failures. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Our systems and operations will also face contamination due to the actions of farmers and others who may have access to our sites. We do not presently have redundant systems or a formal disaster recovery plan to mitigate the risk of losses that may occur. There can also be no assurance that any business interruption or property and casualty insurance that we would carry in the future would be sufficient to compensate for any losses that may occur.

Scheduled and unscheduled shutdowns of our power generation projects will reduce our revenue.

Our Scrubgrass Project and any future power generation projects we develop will experience both scheduled and unscheduled shutdowns. Periodically, power generation projects incur scheduled shutdowns in order to perform maintenance procedures to equipment that cannot be performed while the equipment is operating. Occasionally, our power generation projects may also incur unscheduled shutdowns and be required to temporarily cease operation or to operate at reduced capacity levels following the detection of equipment malfunctions, or following minimum generation orders received by the utility. During periods when these projects shutdown or operate at reduced capacity levels, we may incur losses due to reduced operating revenue and due to additional costs that may be required to complete any maintenance procedures.

Our power generation activities expose us to significant liability that our insurance cannot cover.

Our power generation activities involve significant risks to us for environmental damage, equipment damage and failures, personal injury and fines and costs imposed by regulatory agencies. In the event a liability claim is made against us, or if there is an extended outage or equipment failure or damage at our power plant for which it is inadequately insured or subject to a coverage exclusion, and we are unable to defend such claim successfully or obtain indemnification or warranty recoveries, there may be a material adverse effect on our financial condition.

Poor fuel and other materials quality will expose us to environmental liability and reduce our operating results.

For our Scrubgrass project we obtain waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass project using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal which supplies the Scrubgrass project. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact our future operating results.

The composition of effluents from our anaerobic digester facilities is not certain and may expose us to liability.

We do not have experience in blending the wastes that will occur in our anaerobic digester facilities. Such blends could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and coproducts, all of which could harm our financial condition.

Our sale of power into unregulated and retail markets will likely subject our revenue to large swings or a prolonged depression of prices.

Electricity is a commodity available from a large amount of sources with no pricing control. When we sell power under long term supply contracts or into the unregulated wholesale and retail markets, we will be subject to very competitive pricing pressures and market risks. Low energy rates would negatively impact our profitability and could adversely affect our financial condition.

Our products and services involve long sales cycles that result in high costs and uncertainty.

The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long sales cycle and decision-making process. Delays in the parties' decision-making process are outside of our control and may have a negative impact on our cost of sales, receipt of revenue and sales projections. We estimate that it can take from six months to a year or more to obtain decisions and to negotiate and close these complex agreements.

Because the market for renewable energy and waste management is unproven, it is possible that we may expend large sums of money to bring our offering to market and the revenue that we derive may be insufficient to fund our operations.

Our business approach to the renewable energy and waste management industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for our bio-energy products will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to the energy industry do not achieve or sustain broad market acceptance, our business, operating results and financial condition will be materially and negatively impacted.

If we violate performance guarantees granted to Penelec, we will be required to provide them with an incentive payment.

Our agreement for the sale of power to Penelec contains a provision that requires our Scrubgrass project to provide Penelec a certain percentage of its average output over a given period of time. If we do not comply with this performance guarantee, we will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on our financial condition.

Our products and services will be subject to numerous governmental regulations.

We expect to provide services involving government regulation, which will subject us to certain regulatory policies and procedures. Compliance with these regulations could be costly and harm our financial condition. Many of these regulations cover air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency and various state and local governments. More specifically, our activities in anaerobic digestion and/or nutrient management related to animal manure, and other wastes, as well as the air emissions and waste effluent control from our facilities will involve a permitting process and other forms of scrutiny from these agencies. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning.

Our power producing activities could be subject to costly regulations and tariffs.

Our Scrubgrass project and many of our planned bio-energy projects may or do produce power for sale to the electric grid. As such, the sale of this power may come under the regulations of various state public utility commissions. These commissions set the price tariffs under which energy can be sold or purchased and they set the design standards for the interconnection of power producing equipment with the electric power grid. Most of our power projects where electricity is sold to the grid will come under regulation by these commissions. These regulations may impede or delay the process of approving and implementing our projects. Substantial delays may materially affect our financial condition.

Government regulations can be burdensome and may result in delays and expense. In addition, modifications to regulations could adversely affect our ability to sell power or to implement our chosen strategy for the sale of power. Subsequent changes in the applicable regulations could also affect our ability to sell or install new facilities or develop and install facilities in an efficient manner or at all. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines which could harm our financial condition.

We depend on a small number of key executives and our business could suffer if they were to leave.

We employ a small group of skilled individuals to accomplish our goals. We believe our performance is substantially dependent on the continued employment and performance of our senior management. Many of these individuals are not currently subject to employment agreements or employee non-compete agreements. If we fail to retain the services of one or more of these persons, our business could suffer significantly. We do not maintain key-man insurance on the life of any of our officers at this time.

Our plans to enter into the anaerobic digester market will require the retention of skilled employees and contractors, the success of which cannot be assured.

In order for us to enter into the anaerobic digester market we will be required to hire and retain highly skilled employees and independent contractors. It is anticipated that such persons will be difficult to locate and engage. If we are not successful in hiring and retaining qualified persons, our entrance into the anaerobic digester market will not likely be successful and the value of your investment will be impaired.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our most significant market risk exposure is changing interest rates which may affect our short-term investments, debt and certain of our lease expenses. We offer the following information about these market risks:

Short-term investments - We invest cash balances which are in excess of our normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt - We have borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense - As a lease cost of the Scrubgrass facility, we are required to fund the lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2001, the aggregate outstanding balance of our variable rate debt obligations was $2,852,652. As of December 31, 2001, the aggregate outstanding balance of the lessor's variable rate debt obligations, which are passed along to us as a lease expense, was $143,944,479. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $28,527 and lease expense of $1,439,445. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

                          Index to Financial Statements

                                                                                                            Page
                                                                                                            ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                                                                 F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 F-2

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December
31, 2001, 2000 and 1999                                                                                      F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
December 31, 2001, 2000 and 1999                                                                             F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                   F-5

Notes to Consolidated Financial Statements                                                                   F-6

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to our directors may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                     PART IV

Item 14. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this annual report:

         (a) 1. Consolidated Financial Statements

                                                                                                                    Page
                                                                                                                    ----
ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                                                                         F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                         F-2

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December
31, 2001, 2000 and 1999                                                                                              F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
December 31, 2001, 2000 and 1999                                                                                     F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                           F-5

Notes to Consolidated Financial Statements                                                                           F-6

         (a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II - Valuation and Qualifying Accounts
-----------------------------------------------

----------------------------------------------------------------------------------------------------------------------
              Column A                   Column B                   Column C              Column D        Column E
----------------------------------------------------------------------------------------------------------------------
                                                          Additions      Additions
                                        Balance at     (resulting from   (charged to
                                       beginning of    acquisition of    income tax                      Balance at
            Description                   period         subsidiary)     expense)        Deductions    end of period
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000:
-----------------------------
    Valuation reserve for net
    operating loss carryforwards        $  -----        $   -----          $ -----                       $   -----

Year Ended December 31, 2001:
-----------------------------
    Valuation reserve for net
    operating loss carryforwards        $  -----        $ 139,521          $ 8,856                       $ 148,377

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

      3.02       Certificate of Designations related to the Company's newly designated, $.01         J
                 par value, Series B Convertible Preferred Stock.

      3.03       Amendment to Certificate of Incorporation effective November 9, 2001.

      3.04       Bylaws of the Registrant, as amended.                                               F

      10.01      Share Exchange Agreement dated June 20, 2001 among the Company, Microgy and         H
                 the Principal Microgy Shareholders.

      10.02      Stockholders' Agreement dated July 23, 2001 among the Company, the Principal        H
                 Microgy Shareholders, Joseph E. Cresci and Donald A. Livingston.

      10.03      Registration Rights Agreement dated July 23, 2001 among the Company, the            H
                 Principal Microgy Shareholders, Joseph E. Cresci, Donald A. Livingston and
                 future exchanging Microgy security holders who become a party thereto.

      10.04      Form of Joinder Agreement related to Share Exchange Agreement.                      H

      10.05      Form of Waiver Agreement dated July 23, 2001 executed by certain Microgy            H
                 Shareholders.

      10.06      Warrant Agreement dated July 23, 2001 between the Company and Daniel J.             I
                 Eastman.

      10.07      Technology Licensing Agreement dated May 12, 2000 between                           K
                 Microgy and Danish K Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the
                 Securities and Exchange Commission pursuant to a request for confidential treatment).

      10.08      Promissory Note dated September 14, 2001 between the Company and Alco               K
                 Financial Services, LLC.

      10.09      Security Agreement dated September 14, 2001 between the Company and Alco            K
                 Financial Services, LLC.

      10.10      Warrant to purchase 50,000 shares of common stock issued to Alco Financial          K
                 Services, LLC.

      10.11      Services Agreement dated September 13, 2001 between the Company and PG&E
                 Energy Trading Power, L.P. pertaining to the sale and purchase of Nitrogen
                 Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002.

      10.12      Agreement for Power Purchases between Microgy and Wisconsin Public Service
                 Corporation dated March 21, 2002.

      10.13 Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998.

      10.14      Trust Agreement for Environmental Power Corporation Retirement
                 Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998.

      10.15      Indemnification Agreement dated February 12, 2002 between the
                 Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors.

     10.16 Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc.

     10.17 Form of Warrant Agreement executed by certain Microgy warrant holders.

     10.18       Agreement for the Sale of Electric Energy from the Scrubgrass          B
                 Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass
                 Generating Company, L.P. on December 15, 1990 and assigned by
                 Scrubgrass Generating Company, L.P. to Buzzard Power
                 Corporation on June 17, 1994.

     10.19       Supplemental Agreement for the Sale of Electric Energy from the        B
                 Scrubgrass Generating Plant by and between Pennsylvania
                 Electric Company and Scrubgrass Power Corporation dated
                 February 22, 1989, as amended by letter agreement dated March
                 28, 1989, which was assigned by Scrubgrass Power Corporation to
                 Scrubgrass Generating Company, L.P. on December 15, 1990 and
                 assigned by Scrubgrass Generating Company, L.P. to Buzzard
                 Power Corporation on June 17, 1994.

     10.20       Second Supplemental Agreement for the Sale of Electric Energy          B
                 from the Scrubgrass Generating Plant by and between
                 Pennsylvania Electric Company and Scrubgrass Power Corporation
                 dated September 27, 1989 which was assigned by Scrubgrass Power
                 Corporation to Scrubgrass Generating Company, L.P. on December
                 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to
                 Buzzard Power Corporation on June 17, 1994.

     10.21       Third Supplemental Agreement for the Sale of Electric Energy           B
                 from the Scrubgrass Generating Plant by and between
                 Pennsylvania Electric Company and Scrubgrass Power Corporation
                 dated August 13, 1990 which was assigned by Scrubgrass Power
                 Corporation to Scrubgrass Generating Company, L.P. on December
                 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to
                 Buzzard Power Corporation on June 17, 1994.

     10.22       Amendment to the Third Supplemental Agreement for the Sale of          B
                 Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power
                 Corporation dated November 27, 1990 which was assigned by
                 Scrubgrass Power Corporation to Scrubgrass Generating Company,
                 L.P. on December 15, 1990 and assigned by Scrubgrass Generating
                 Company, L.P. to Buzzard Power Corporation on June 17, 1994.

     10.23       Letter Agreement dated December 20, 1990 amending the Agreement        B
                 for the Sale of Electric Energy from the Scrubgrass
                 Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as
                 amended and supplemented from time to time through November 27,
                 1990, which was assigned by Scrubgrass Power Corporation to
                 Scrubgrass Generating Company, L.P. on December 15, 1990 and
                 assigned by Scrubgrass Generating Company, L.P. to Buzzard
                 Power Corporation on June 17, 1994.

     10.60       Management Services Agreement by and between Scrubgrass                B
                 Generating Company, L.P. and PG&E-Bechtel Generating Company
                 dated December 15, 1990 which was assigned by Scrubgrass
                 Generating Company, L.P. to Buzzard Power Corporation on June
                 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E
                 National Energy Group). Exhibit A to this agreement was omitted because it was previously filed as Exhibit 10.67.

     10.61       Agreement for Operation and Maintenance of the Scrubgrass              B
                 Cogeneration Plant between Scrubgrass Generating Company, L.P.
                 and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard
                 Power Corporation on June 17, 1994. Bechtel Power Corporation
                 has assigned its rights to this agreement ultimately to U.S.
                 Operating Services Company (now PG&E Operating Services
                 Company).

     10.62       First Amendment to the Agreement for Operation and Maintenance         B
                 of the B Scrubgrass Cogeneration Plant between Buzzard Power
                 Corporation and, ultimately, U.S. Operating Services Company
                 (now PG&E Operating Services Company) dated December 22, 1995.

     10.67       Appendix I to the Amended and Restated Participation Agreement,        G
                 dated as of G December 22, 1995, among Buzzard Power
                 Corporation, Scrubgrass Generating Company, L.P., Environmental
                 Power Corporation, Bankers Trust Company and Credit Lyonnais,
                 which Appendix defines terms used and not otherwise defined in other contracts.

     10.70       Stock Pledge Agreement, dated December 19, 1991, between               D
                 Environmental Power Corporation and Scrubgrass Generating
                 Company, L.P.

     10.71       Amended and Restated Participation Agreement, dated as of              G
                 December 22, 1995, among Buzzard Power Corporation, Scrubgrass
                 Generating Company, L.P., Environmental Power Corporation,
                 Bankers Trust Company and Credit Lyonnais.

     10.72       Amendment No. 1, dated as of May 22, 1997, to the Amended and          C
                 Restated Participation Agreement, dated as of December 22,
                 1995, among Buzzard Power Corporation, Scrubgrass Generating
                 Company, L.P., Environmental Power Corporation, Bankers Trust
                 Company and Credit Lyonnais.

     10.73       Director Option Plan.                                                  F

     10.80       Amended and Restated Lease Agreement between Scrubgrass                B
                 Generating Company, L.P., a Delaware limited partnership, as
                 Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995. Schedules and similar attachments listed in the Lease have been omitted and the
                 Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange
                 Commission upon request.

     10.83       Amended and Restated Disbursement and Security Agreement               B
                 between Scrubgrass Generating Company, L.P., as Lessor, Buzzard
                 Power Corporation, as Lessee, Bankers Trust Company as
                 Disbursement Agent and Credit Lyonnais acting through its New
                 York Branch as Agent, dated as of December 22, 1995. Schedules and similar attachments listed in this agreement have been omitted and the Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the Securities and
                 Exchange Commission upon request.

     10.84       Amended and Restated Lessee Working Capital Loan Agreement             B
                 between Scrubgrass Generating Company, L.P., as Lender, and
                 Buzzard Power Corporation, as Lessee, dated as of December 22,
                 1995.

     10.85       Amendment No. 1, dated as of May 22, 1997, to the Amended and          C
                 Restated Disbursement and Security Agreement between Scrubgrass
                 Generating Company, L.P., as Lessor, Buzzard Power Corporation,
                 as Lessee, Bankers Trust Company as Disbursement Agent and
                 Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.

10.91      Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated      E
           Participation Agreement, dated as of December 22, 1995, among Buzzard Power
           Corporation, Scrubgrass Generating Company, L.P., Environmental Power
           Corporation, Bankers Trust Company and Credit Lyonnais.

10.92      Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated      E
           Disbursement and Security Agreement between Scrubgrass Generating Company,
           L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company
           as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.

10.93      Amendment No. 1, dated as of June 1, 1996, but not executed until July 24,       E
           1998, to the Amended and Restated Lease Agreement between Scrubgrass
           Generating Company, L.P., a Delaware limited partnership, as Lessor, and
           Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of
           December 22, 1995.

10.94      Lease between Adams Realty Trust and Environmental Power Corporation, dated      E
           January 26, 1999.

10.95      Settlement Agreement and Release between GEC Alsthom International, Inc. and     E
           Buzzard Power Corporation dated May 28, 1998.

10.96      Purchase and Sale Agreements, dated as of December 16, 1998, January 4,          E
           1999 E and January 8, 1999, between PG&E Energy Trading - Power, L.P. and
           Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport
           Region (NOx) Budget Allowances.

10.97      Environmental Power Corporation Medical Expense Reimbursement Plan               E
           effective E as of September 1, 1998 and dated as of December 18, 1998.

10.98      Environmental Power Corporation Defined Benefit Pension Plan effective as        E
           of E January 1, 1998 and dated as of December 23, 1998.

10.99      Settlement Agreement, dated August 3, 1999 and effective February 27, 2000,      F
           among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and
           Pennsylvania Electric Company.

11         Computation of Earnings per Share.

21         Subsidiaries of the Registrant.

23.1       Consent of Deloitte & Touche LLP.

Incorporation References:

A            Intentionally omitted

B Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-15472).

C Previously filed as part of the Company's Report on Form 10-Q for the period ended June 30, 1997 (Commission File No. 0-15472).

D Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15472).

E Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15472).

F Previously filed as part of the Company's Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15472).

           G       Previously filed as part of the Company's Report on Form
                   10-K for the year ended December 31, 2000 (Commission
                   File No. 0-15472).

           H Previously filed as part of Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

           I       Previously filed as part of Schedule 13D filed by Daniel J.
                   Eastman on August 2, 2001

           J Previously filed as part of the Company's Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

           K       Previously filed as part of the Company's Report on Form
                   10-Q for the period ended September 30, 2001 (Commission
                   File No. 0-15472).

(b) Reports on Form 8-K

            i).   On December 28, 2001, the Registrant disclosed that William
                  D. Linehan returned to EPC following a leave of absence and was named Acting Chief Financial Officer and Acting
                  Treasurer effective November 20, 2001.

           ii). On December 28, 2001, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated November 30,
                  2001, which was included in its Third Quarter 2001 Quarterly
                  Brochure to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                      ENVIRONMENTAL POWER CORPORATION

April 1, 2002                       By             /s/ Joseph E. Cresci
                                            ------------------------------------
                                                  Joseph E. Cresci, Chairman
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

         Signature                    Title                              Date
  /s/ Joseph E. Cresci                Chairman, Chief                    April 1, 2002
----------------------------------
     Joseph E. Cresci                 Executive Officer,
                                      & Director (Principal
                                      Executive Officer)

  /s/ Donald A. Livingston            President & Chief                  April 1, 2002
---------------------------
    Donald A. Livingston              Operating Officer


   /s/ William D. Linehan             Acting Treasurer and Chief         April 1, 2002
---------------------------
     William D. Linehan               Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

 /s/ Peter J. Blampied                Director                           April 1, 2002
----------------------------------
    Peter J. Blampied

/s/ Benjamin Brant                    Director                           April 1, 2002
----------------------------------
   Benjamin Brant

/s/ Edward B. Koehler                 Director                           April 1, 2002
----------------------------------
   Edward B. Koehler

/s/ George Kast                       Director                           April 1, 2002
----------------------------------
   George Kast

/s/ Tom W. Matthews                   Director                           April 1, 2002
----------------------------------
  Tom W. Matthews

/s/ Robert I. Weisberg                Director                           April 1, 2002
----------------------------------
   Robert I. Weisberg

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
   Environmental Power Corporation

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation (the "Corporation") and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14, (a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes B and O to the consolidated financial statements, the Corporation changed its method of accounting for major equipment overhauls in 1999.

/s/ Deloitte & Touche LLP


Boston, Massachusetts
March 1, 2002

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                             December 31      December 31
                                                                                                 2001            2000
                                                                                            -------------    -------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                                             $     468,271    $     307,666
    Restricted cash                                                                             1,014,580          587,476
    Receivable from utility                                                                     7,905,864        7,336,408
    Other current assets                                                                          607,590          760,980
                                                                                            -------------    -------------
            TOTAL CURRENT ASSETS                                                                9,996,305        8,992,530

PROPERTY, PLANT  AND  EQUIPMENT, NET                                                              652,830          558,015

DEFERRED INCOME TAX ASSET                                                                               0          755,193

LEASE RIGHTS, NET                                                                               2,161,503        2,310,507

ACCRUED POWER GENERATION REVENUES                                                              63,648,995       56,188,143

GOODWILL                                                                                        4,912,866                0

LICENSED TECHNOLOGY RIGHTS, NET                                                                 3,628,177                0

OTHER ASSETS                                                                                      565,570          479,786
                                                                                            -------------    -------------

           TOTAL ASSETS                                                                     $  85,566,246    $  69,284,174
                                                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                   $   9,382,471    $   6,952,054
    Dividends payable on common stock                                                                   0          171,102
    Secured promissory note payable to related party                                              750,000                0
    Other current liabilities                                                                   1,363,108        3,045,787
                                                                                            -------------    -------------
          TOTAL CURRENT LIABILITIES                                                            11,495,579       10,168,943

DEFERRED GAIN, NET                                                                              4,471,955        4,780,365

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                                        1,420,467        2,116,309

DEFERRED INCOME TAX LIABILITY                                                                     146,396                0

ACCRUED  LEASE  EXPENSES                                                                       63,648,995       56,188,143
                                                                                            -------------    -------------
         TOTAL LIABILITIES                                                                     81,183,392       73,253,760
                                                                                            -------------    -------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred Stock ($.01 par value; 2,000,000 and 1,000,000 shares authorized as of December 31, 2001 and 2000, respectively;
         no shares issued)                                                                              0                0
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued as of December 31, 2001 and 2000, respectively)                                       100              100
    Common Stock ($.01 par value; 50,000,000 and 20,000,000 shares authorized;  21,370,293 and 12,525,423 shares issued; and
         20,251,653 and 11,406,783 shares outstanding as of
         December 31, 2001 and 2000, respectively.)                                               213,702          125,254
    Additional paid-in capital                                                                  6,850,046                0
    Accumulated deficit                                                                        (1,518,390)      (3,192,721)
    Accumulated other comprehensive loss                                                          (60,385)               0
                                                                                            -------------    -------------
                                                                                                5,485,073       (3,067,367)

    Treasury stock (1,118,640 common shares, at cost, as of
         December 31, 2001 and 2000, respectively)                                               (456,271)        (456,271)
    Notes receivable from officers and board members                                             (645,948)        (445,948)
                                                                                            -------------    -------------
          TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                  4,382,854       (3,969,586)
                                                                                            -------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $  85,566,246    $  69,284,174
                                                                                            =============    =============

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                            Year Ended December 31
                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------
POWER GENERATION REVENUES                                         $ 53,518,000    $ 54,303,222    $ 48,268,311
COSTS AND EXPENSES:
     Operating expenses                                             23,681,081      22,291,069      21,931,318
     Lease expenses                                                 24,705,813      26,415,897      23,110,677
     General and administrative expenses                             3,973,025       3,602,960       2,455,095
     Depreciation and amortization                                     441,410         415,230         363,234
                                                                  ------------    ------------    ------------
                                                                    52,801,329      52,725,156      47,860,324
                                                                  ------------    ------------    ------------
OPERATING INCOME                                                       716,671       1,578,066         407,987
                                                                  ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income                                                    78,203         736,867         110,975
     Interest expense                                                 (185,547)       (320,641)       (375,208)
     Amortization of deferred gain                                     308,410         308,411         308,411
     Sales of NOx emission credits                                         ---       1,156,338         606,960
     Settlement of the Sunnyside Project litigation                  2,135,048             ---             ---
                                                                  ------------    ------------    ------------
                                                                     2,336,114       1,880,975         651,138
                                                                  ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                           3,052,785       3,459,041       1,059,125
INCOME TAX EXPENSE                                                  (1,373,454)     (1,632,233)       (470,552)
                                                                  ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                                   1,679,331       1,826,808         588,573
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF $812,440 IN INCOME TAXES                              ---             ---       1,188,989
                                                                  ------------    ------------    ------------
NET INCOME                                                           1,679,331       1,826,808       1,777,562
OTHER COMPREHENSIVE LOSS:
    Minimum pension liability adjustment, net of
         income tax benefit of $39,606                                 (60,385)            ---             ---
                                                                  ------------    ------------    ------------
COMPREHENSIVE INCOME                                              $  1,618,946    $  1,826,808    $  1,777,562
                                                                  ============    ============    ============
DIVIDENDS DECLARED:
     Common shares                                                $          0    $    684,408    $    684,408
     Preferred shares                                             $      5,000    $      5,000    $      5,000
     Dividends declared per common share                          $       0.00    $       0.06    $       0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                          14,144,222      11,406,783      11,406,783
     Diluted                                                        14,745,695      11,408,809      11,407,076
BASIC EARNINGS PER COMMON SHARE:
          Income before cumulative effect of a change in
             accounting principle                                 $       0.12    $       0.16    $       0.05
          Cumulative effect of a change in accounting principle            ---             ---            0.11
                                                                  ------------    ------------    ------------
          Net income                                              $       0.12    $       0.16    $       0.16
                                                                  ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE:
          Income before cumulative effect of a change in
             accounting principle                                 $       0.11    $       0.16    $       0.05
          Cumulative effect of a change in accounting principle            ---             ---            0.11
                                                                  ------------    ------------    ------------
          Net income                                              $       0.11    $       0.16    $       0.16
                                                                  ============    ============    ============
PRO FORMA AMOUNTS ASSUMING THE CHANGE IN
      ACCOUNTING WAS APPLIED RETROACTIVELY:

           Net income                                                                             $    588,573
           Basic and diluted earnings per common share                                            $       0.05

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                              Preferred
                                                   Preferred Stock              Stock                  Common Stock
                                                   ($.01 Par Value)          (No Par; 10             ($.01 Par Value)
                                                Shares         Amount       shares issued)        Shares          Amount
                                             -----------------------------  ---------------   -----------------------------
BALANCE AT JANUARY 1, 1999                             0.0    $         0     $        100        12,525,423   $   125,254

     Dividends paid
     Net income
                                               ---------------------------  ---------------   -----------------------------

BALANCE AT DECEMBER 31, 1999                             -              0              100        12,525,423       125,254

     Dividends paid
     Notes receivable repayments
     Net income
                                               ---------------------------  ---------------   -----------------------------

BALANCE AT DECEMBER 31, 2000                             -              0              100        12,525,423       125,254

     Issuance of stock options for services
     Issuance of warrant to lender
     Dividends paid
     Borrowings under notes receivable
     Exchange of convertible preferred stock
          and common stock for 87.7% of
          outstanding equity of Microgy          197,760.7      1,528,690                          5,521,549        55,215
     Issuance of additional common stock
          to holders of 87.7% of outstanding
          equity in Microgy                                                                          258,884         2,589
     Conversion of preferred stock to
          common stock                          (197,760.7)    (1,528,690)                         1,977,607        19,776
     Exchange of common stock for 12.3%
          of outstanding equity of Microgy                                                         1,086,830        10,868
     Exchange of options and warrants for
          options and warrants of Microgy
     Stock issuance and registration costs
     Net income
     Minimum pension liability adjustment, net
                                               ---------------------------  ---------------   -----------------------------

BALANCE AT DECEMBER 31, 2001                             -    $         0     $        100        21,370,293   $   213,702
                                               ===========================  ===============   =============================

                                                                                Accumulated                   Receivable
                                              Additional                           Other                      from Officers
                                                Paid-in        Accumulated      Comprehensive   Treasury       and Board
                                                Capital          Deficit           Loss           Stock         Members
                                             --------------  ----------------  --------------  ------------   ------------
BALANCE AT JANUARY 1, 1999                     $         0     $  (5,418,275)     $        0    $ (456,271)     $(809,731)

     Dividends paid                                                 (689,408)
     Net income                                                    1,777,562
                                               ------------  ----------------  --------------  ------------   ------------

BALANCE AT DECEMBER 31, 1999                             0        (4,330,121)              0      (456,271)      (809,731)

     Dividends paid                                                 (689,408)
     Notes receivable repayments                                                                                  363,783
     Net income                                                    1,826,808
                                               ------------  ----------------  --------------  ------------   ------------

BALANCE AT DECEMBER 31, 2000                             0        (3,192,721)              0      (456,271)      (445,948)

     Issuance of stock options for services        113,600
     Issuance of warrant to lender                  14,398
     Dividends paid                                                   (5,000)
     Borrowings under notes receivable                                                                           (200,000)
     Exchange of convertible preferred stock
          and common stock for 87.7% of
          outstanding equity of Microgy          4,212,942
     Issuance of additional common stock
          to holders of 87.7% of outstanding
          equity in Microgy                        197,528
     Conversion of preferred stock to
          common stock                           1,508,914
     Exchange of common stock for 12.3%
          of outstanding equity of Microgy         829,252
     Exchange of options and warrants for
          options and warrants of Microgy           55,697
     Stock issuance and registration costs         (82,285)
     Net income                                                    1,679,331
     Minimum pension liability adjustment, net                                       (60,385)
                                               ------------  ----------------  --------------  ------------   ------------

BALANCE AT DECEMBER 31, 2001                   $ 6,850,046     $  (1,518,390)     $  (60,385)   $ (456,271)     $(645,948)
                                               ============  ================  ==============  ============   ============




                                                  Total
                                               ------------
BALANCE AT JANUARY 1, 1999                     $(6,558,923)

     Dividends paid                               (689,408)
     Net income                                  1,777,562
                                               ------------

BALANCE AT DECEMBER 31, 1999                    (5,470,769)

     Dividends paid                               (689,408)
     Notes receivable repayments                   363,783
     Net income                                  1,826,808
                                               ------------

BALANCE AT DECEMBER 31, 2000                    (3,969,586)

     Issuance of stock options for services        113,600
     Issuance of warrant to lender                  14,398
     Dividends paid                                 (5,000)
     Borrowings under notes receivable            (200,000)
     Exchange of convertible preferred stock
          and common stock for 87.7% of
          outstanding equity of Microgy          5,796,847
     Issuance of additional common stock
          to holders of 87.7% of outstanding
          equity in Microgy                        200,117
     Conversion of preferred stock to
          common stock                                   0
     Exchange of common stock for 12.3%
          of outstanding equity of Microgy         840,120
     Exchange of options and warrants for
          options and warrants of Microgy           55,697
     Stock issuance and registration costs         (82,285)
     Net income                                  1,679,331
     Minimum pension liability adjustment, net     (60,385)
                                               ------------

BALANCE AT DECEMBER 31, 2001                   $ 4,382,854
                                               ============

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                           2001           2000           1999
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $ 1,679,331    $ 1,826,808    $ 1,777,562
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                    441,410        415,230        363,234
          Deferred income taxes                                            104,425        121,112        137,816
          Cumulative effect of a change in accounting principle                ---            ---     (1,188,989)
          Amortization of deferred gain                                   (308,410)      (308,411)      (308,411)
          Release of Sunnyside Project liabilities                        (635,048)           ---            ---
          Stock-based compensation                                         113,600            ---            ---
          Accrued power generation revenues                             (7,460,852)    (7,036,012)    (7,765,631)
          Accrued lease expenses                                         7,460,852      7,036,012      7,765,631
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility             (569,456)    (3,632,486)     2,894,942
               Decrease (increase) in other current assets                 164,510       (115,128)       175,610
               (Increase) decrease in other assets                         (20,730)        37,599         (9,268)
               Increase (decrease) in accounts payable and
                   accrued expenses                                      1,810,425      2,200,148     (1,021,783)
               Increase in long-term liabilities                               ---         11,400         11,400
               Decrease in long-term debt to supplier                      (92,553)       (86,502)       (79,672)
                                                                       -----------    -----------    -----------
                     Net cash provided by operating activities           2,687,504        469,770      2,752,441
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the collection of notes receivable                           ---            ---         46,062
    Cash paid for acquisition of Microgy, net of cash acquired            (412,120)           ---            ---
    (Increase) decrease in restricted cash                                (427,104)      (287,986)       498,432
    Property, plant and equipment expenditures                            (232,691)        (3,023)      (829,117)
                                                                       -----------    -----------    -----------
                   Net cash used in investing activities                (1,071,915)      (291,009)      (284,623)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                     (176,102)      (689,408)      (518,306)
    Net (repayments) borrowings under working capital loan              (1,626,056)       748,342       (395,045)
    Borrowings under secured promissory note payable to
         related party                                                     750,000            ---            ---
    Repayment of secured promissory notes payable and
         other borrowings                                                 (202,826)      (600,000)    (1,610,695)
    (Borrowings under) proceeds from officer notes receivable             (200,000)       363,783            ---
                                                                       -----------    -----------    -----------
                  Net cash used in financing activities                 (1,454,984)      (177,283)    (2,524,046)
                                                                       -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           160,605          1,478        (56,228)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             307,666        306,188        362,416
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   468,271    $   307,666    $   306,188
                                                                       ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BUSINESS AND ORGANIZATION

Environmental Power Corporation (individually "EPC" or consolidated "the Company") is an independent developer and owner of generating facilities powered by non-commodity fuels and renewable energy sources. The Company's operations are discussed further in the following sections.

Scrubgrass Project

The Scrubgrass Project, located on a 600 acre site in Venango County, Pennsylvania, is an approximately 83 Megawatt waste coal-fired electric generating station (the "Facility") which was constructed by Bechtel Power Corporation. On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly owned indirect subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations thereunder including, but not limited to, the power purchase agreement, management services agreement, operations and maintenance agreement, limestone supply agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group ("NEG"), a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass Project.

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

Buzzard sells electric output to Pennsylvania Electric Company ("Penelec"), pursuant to a twenty-five year Power Sales Agreement ("PSA") which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kwh and which escalated at five percent per year through calendar year 1999. For the years 2000 through 2012, the PSA provides for a rate equal to the greater of a scheduled rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by the General Public Utilities Group ("GPU") from, or sale by GPU to, the Pennsylvania-New Jersey-Maryland Interconnection). For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Facility achieved commercial operation on June 8, 1993.

The Company was involved in a legal proceeding with Penelec whereby, among other complaints, the Company alleged that Penelec failed to pay the Lessor and Buzzard contract rates for power in excess of 80 Megawatts produced by the Facility. On August 3, 1999, the Lessor and Buzzard jointly entered into a settlement agreement with Penelec to terminate the ongoing litigation. Under the terms of the settlement agreement, in full settlement of all alleged claims, Penelec agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass facility in excess of 80 Megawatt at rates set forth in the PSA, minus the total payments Penelec previously made at 90% of a market based rate, plus interest at the legal rate of 6%. Penelec also agreed in the settlement agreement to pay for future net deliveries of electric energy at the rates set forth in the PSA subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. On March 24, 2000, Penelec remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,687,000 and $608,000, respectively. The Company reported these revenues in its consolidated statement of operations for 2000.

Buzzard deposits all revenues earned under the PSA into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass Project, all operating expenses, base lease payments (which are described below), restricted cash deposits and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, which consists of all of the Lessor's debt service, equity repayment, base return on equity and related expenses, an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass Project's operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass Project.

Buzzard and the Lessor have various debt obligations related to the Scrubgrass Project. As discussed above, Buzzard is required to pay the principal, interest and fees for the Lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. The Scrubgrass Project had the following debt obligations as of December 31, 2001 and 2000:

                                         Balance at      Balance at                                          Matures
    Description of the Obligation         12/31/01        12/31/00                Interest Rate              Through
-----------------------------------------------------------------------------------------------------------------------
Lessor's debt obligations:
   Variable rate tax-exempt bonds        $135,600,000     $135,600,000     Quoted Bond Rates                   2012
   Swap rate term loan                     10,669,663       12,541,087     7.5475% (through 2000)              2005
                                                                           7.6725% (thereafter)
   Variable rate term loan                  8,344,479       10,061,427     LIBOR + 1.250%                      2004

Buzzard's debt obligations:
   Variable rate term loan                    985,747        1,188,573     LIBOR + 1.250%                      2004

   Working capital loan                     1,116,905        2,742,961     LIBOR + 1.125% (through 2000)       2002
                                                                           LIBOR + 1.250% (thereafter)

The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates, rates fixed by swap agreements, or variable rates which are based on the London Interbank Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. The Lessor's tax-exempt bonds incurred interest at floating rates ranging from 2.00% to 4.50% and 3.35% to 6.15% during 2001 and 2000, respectively. Under the terms of the Lessor's loan agreements, the Company is subject to various customary financial and operating covenants. As of December 31, 2001 and 2000, the Company was in compliance with these covenants.

 The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") granted Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to the Company based on numerous factors that primarily pertain to the design and operation of the Facility. The Company is required annually to maintain sufficient NOx Credits which equal or exceed the quantity of its nitrogen oxide emissions during a specified seasonal period (the "ozone season"). If the Company's nitrogen oxide emissions exceed its available NOx Credits, the Company would be subject to fines by the Regional Authorities.

During 1999, the Company installed machinery, costing $811,568, which has significantly reduced its nitrogen oxide emissions. Accordingly, the Company anticipates that it may not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Because NOx Credits are transferable and marketable, the Company has sold and may sell, from time to time, its available NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. The Company received net proceeds from NOx Credit transactions of $0, $1,156,338 and $606,960 in 2001, 2000, and 1999 respectively, which have been reported as other income in the accompanying consolidated statements of operations.

Microgy Cogeneration Systems

In the second half of 2001, the Company acquired Microgy Cogeneration Systems, Inc., a development-stage company based in Golden, Colorado. The acquisition is described in Note C to our consolidated financial statements. Microgy intends to market and operate in the renewable energy and distributed generation sectors of the electric energy industry and the pollution mitigation area of the agricultural industry. Microgy has an exclusive license to an anaerobic digestion technology that is designed to provide efficient conversion of certain agricultural wastes into combustible biogas and an environmentally improved waste effluent. Microgy also has a license for a microturbine technology and possible rights to other technologies which it is currently evaluating.

The licensor of the anaerobic digester technology is Danish Biogas Technology A/S ("DBT"). DBT is 50% owned by Schouw & Co., a Danish public company. On May 12, 2000, Microgy entered into a revised licensing agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies in its cogeneration facilities, including the anaerobic digestion technology. This agreement superseded previous license agreements.

As part of the agreement, DBT will own a 5% minority equity stake in any legal entity that owns any project developed by Microgy using the enhanced anaerobic digester technology in which Microgy holds an equity position. The agreement also specifies a fixed payment amount per project to DBT for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. A monthly consulting fee will be paid to DBT upon commercial operation of proposed projects.

Microgy plans to develop projects based upon the anaerobic digestion technology license and may hold various interests in these facilities. Microgy's present business strategy anticipates the outright sale of facilities, however, in some instances, Microgy may own some or a portion of the projects. In addition, Microgy may or may not operate and/or manage the facilities. These facilities are expected to deliver renewable energy for supply to the utility grid and provide pollution control benefits to the agricultural markets.

Sunnyside Project

The Sunnyside Project is an approximately 51 Megawatt (net) waste coal-fired facility located at a site adjacent to the Sunnyside Coal Mine in Carbon County, Utah. The Company sold its remaining interest in the Sunnyside Project on December 31, 1994 to B&W Sunnyside, L.P. and NRG Sunnyside, Inc. (the "Purchasers"). From May 1996 to April 2001, the Company had been involved in a legal proceeding to collect the Purchasers' remaining obligations from the sale.

On April 10, 2001, the Company received aggregate proceeds of $1,500,000 from the Purchasers and resolved the litigation by executing a Binding Settlement Agreement dated April 9, 2001 ("the Settlement"). At the time of making the Settlement, the Company had contingent obligations of $1,218,078 recorded on its consolidated balance sheet. The contingent obligations were principally expenses for the sale of the Sunnyside Project which were payable upon collection of the Purchasers' obligations. In the Settlement, the Company was formally released from contingent obligations of $177,962. The Company has also been released as a result of the statute of limitations or by the terms of the underlying agreements from additional contingent obligations of $457,086. The

Company reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in its consolidated statement of operations for 2001.

Because of the terms of the Settlement, which terms represented a substantial compromise of its previous claims against the Purchasers, the Company is presently considering its rights and obligations with respect to the remaining contingent obligations. Until the Company resolves these remaining issues, the unsettled contingent obligations will remain recorded on its consolidated balance sheet.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Microgy from the date of acquisition (July 23, 2001) until December 31, 2001 (See Note C).

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and receivable from utility. The Company's cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Receivable from utility represents amounts due from the Company's sole customer Penelec, a public utility with a credit rating of BBB by Standard & Poors, pursuant to the terms of the 25 year power sales agreement.

Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass Project pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note A). The Company makes scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures.

Non-Cash Activities: The Company had the following non-cash investing and financing activities during 2001:

     Fair value of a warrant for 50,000 shares issued to secure financing
       (deferred as a cost of the financing)                                   $    14,398
                                                                             =============

     Fair value of Microgy assets acquired                                     $ 8,775,655
     Liabilities assumed                                                        (1,432,127)
                                                                             -------------
     Acquisition price - fair value of securities issued and direct acquisition costs (including direct acquisition costs of $102,606 that are included in accounts payable and accrued expenses as of
       December 31, 2001)                                                      $ 7,343,528
                                                                             =============

Fuel Inventory: Fuel inventory consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes significant renewals and betterments that increase the useful lives of assets while repairs and maintenance are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. The Company depreciates its property plant and equipment using straight-line and accelerated methods over the estimated useful lives of the assets. The Company records depreciation for office equipment and furniture using the straight-line method over periods ranging from three to five years and for machinery and equipment modifications using the double declining balance method over seven years. The Company evaluates the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicated that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Investment in Projects (Note F): Investment in projects is recorded at cost and consists primarily of engineering work related to Microgy's future power generating projects.

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The Company periodically reviews the carrying value of goodwill and other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. The Company did not have acquired goodwill or intangible assets recorded on its balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $81,823 at December 31, 2001.

Deferred Financing Costs: In 1997 and 1995, the Company incurred deferred financing costs of $139,925 and $300,000, respectively, in connection with restructuring debt related to the Scrubgrass Project. Deferred financing costs are being amortized over the lives of the related debt which range from three to nine years. Accumulated amortization of deferred financing costs was $353,795 and $318,155 at December 31, 2001 and 2000, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass facility. Accumulated amortization of lease rights was $1,117,557 and $968,553 at December 31, 2001 and 2000, respectively.

Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, the Company has entered into a long-term agreement, to provide electricity to PENELEC, which provides for scheduled rate increases. In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight-lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $63,648,995 and $56,188,143 at December 31, 2001 and 2000,
respectively, and represents the portion of revenue earned that has not yet been received.

As discussed in Note A, the Company has entered into a long-term lease agreement for the Scrubgrass Project which provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22 year lease term. Accrued lease expense was $63,648,995 and $56,188,143 at December 31, 2001 and 2000, respectively, and represents the portion of lease expense that has not yet been paid.

Deferred Gain: The Company's sale of the Scrubgrass Project on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled the Company to reacquire Buzzard and to lease the Scrubgrass Project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by the Company which provided evidence that it had retained substantial risks or rewards of ownership of the Scrubgrass Project. In December 1993, the Company agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, the Company removed from the Consolidated Balance Sheet the gross assets and liabilities of the

Scrubgrass Project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass Project in 1990. The deferred gain is being amortized over the 22 year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $2,313,080 and $2,004,670 at December 31, 2001 and 2000, respectively.

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

Interest Payments: The Company classifies interest payments according to the nature of its contractual obligations. The Company's base lease payments for interest on the Lessor's debt obligations are reported as lease expense. The Company's interest payments on its own debt obligations are reported as interest expense. The Company paid interest on its own debt obligations of $196,811, $289,116 and $391,857 during the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes: The Company accounts for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. The Company recognizes a deferred tax asset for the tax benefit of net operating loss carryforwards when it is more likely than not that the tax benefits would be realized and reduces the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits would not be realized.

Earnings Per Common Share: The Company computes its earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". The Company computes basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the Company considers its shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of the Company's common stock for the period. The Company excludes antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.

                                                                    Income               Shares            Per Share
                                                                  (Numerator)         (Denominator)         Amounts
                                                               ----------------    -----------------     -----------
Year Ended December 31, 2001:
-----------------------------
Income available to shareholders                                    $ 1,679,331            14,144,222          $  .12
Effect of dividends to preferred stockholders                            (5,000)
                                                                ---------------     -----------------     -----------
Basic EPS - income available to common shareholders                   1,674,331            14,144,222             .12
Effect of dilutive securities:
     Assumed conversion of preferred stock                                                    585,155
     Assumed exercise of dilutive stock options                                                16,318
                                                                ---------------     -----------------     -----------
Diluted EPS - income available to common shareholders               $ 1,674,331            14,745,695          $  .11
                                                                ===============     =================     ===========

Year Ended December 31, 2000:
-----------------------------
Income available to shareholders                                    $ 1,826,808            11,406,783          $  .16
Effect of dividends to preferred stockholders                            (5,000)
                                                                ---------------     -----------------     -----------
Basic EPS - income available to common shareholders                   1,821,808            11,406,783             .16
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                 2,026
                                                                ---------------     -----------------     -----------
Diluted EPS - income available to common shareholders               $ 1,821,808            11,408,809          $  .16
                                                                ===============     =================     ===========

Year Ended December 31, 1999:
-----------------------------
Income available to shareholders                                    $ 1,777,562            11,406,783          $  .16
Effect of dividends to preferred stockholders                            (5,000)
                                                                ---------------     -----------------     -----------
Basic EPS - income available to common shareholders                   1,772,562            11,406,783             .16
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                                   293
                                                                ---------------     -----------------     -----------
Diluted EPS - income available to common shareholders               $ 1,772,562            11,407,076          $  .16
                                                                ===============     =================     ===========

As of December 31, 2001, there were outstanding options and warrants to purchase 1,442,499 shares of the Company's common stock which were antidilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2011.

Stock Options: As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company accounts for employee and director stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company records compensation expense in an amount equal to the excess of the quoted market price on the grant date over the option price for options issued under its option plans for employees and directors. As required by SFAS 123, the Company has disclosed in Note L of its consolidated financial statements the pro forma net income and per share amounts as if the Company had accounted for its employee and director plans under SFAS 123. During 2001, the Company recognized $113,600 in stock-based compensation expense for options issued outside of its option plans for employees and directors.

Derivative Instruments and Hedging Activities: On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not have any derivative instruments which should be recognized in its financial statements. However, the Lessor has certain interest rate swap arrangements with financial institutions that meet the definition of derivative instruments under SFAS No. 133. Since Buzzard funds the Lessor's debt obligations as a base lease payment, the Company has disclosed in Note M certain information about the Lessor's derivative instruments.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method of accounting. SFAS 141 also broadens the criteria for recording intangibles separate from goodwill and revises certain financial statement disclosures. The Microgy acquisition was accounted for in accordance with SFAS 141 (see Note C).

In June 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 also requires the completion of a transitional impairment test within six months of adoption, with any identified impairments treated as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 have been applied to the goodwill and intangible assets acquired in the Microgy acquisition (see Note
C). The Company did not have acquired goodwill or intangible assets recorded on its balance sheet prior to the Microgy acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and is still evaluating the impact of SFAS No. 142 on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS No. 144 on January 1, 2002 and is still evaluating the impact of SFAS No. 144 on its consolidated financial statements.

NOTE C - ACQUISITION

During 2001, the Company acquired 100% of the common stock of Microgy in two related transactions. On July 23, 2001, the Company exchanged its securities for approximately 87.7% of the outstanding common stock of Microgy under a June 20, 2001 agreement with Microgy and certain principal Microgy shareholders. Under the agreement, the Company agreed to offer the remaining Microgy shareholders the opportunity to exchange their Microgy securities for its securities. On December 28, 2001, the Company completed the exchange of its securities for the remaining outstanding securities of Microgy. The details of the two exchange transactions are discussed in the following section.

Transaction Details

On July 23, 2001, the Company issued, an aggregate of 5,521,549 shares of common stock and 197,760.7 shares of newly designated Series B Convertible Preferred Stock to certain principal stockholders of Microgy in exchange for 15,919,147 shares of Microgy common stock. Each share of preferred stock, which voted with the common stock on an as-converted basis, was automatically converted into ten shares of common stock as of November 9, 2001 upon an increase in the authorized common stock to an amount sufficient to allow conversion of the preferred stock. The exchange ratio of 0.4711 shares of the Company's common stock for each share of Microgy common stock was determined by negotiations among the Company, Microgy and the primary principal Microgy shareholders. The exchange ratio is based on all of the fully diluted equity of Microgy being exchanged for 45% of the Company's fully diluted equity and assumes exercise or conversion of all derivative securities. The exchange ratio may be increased to reflect certain issuances of equity by the Company to generate funds to be available for financing Microgy. However, holders of approximately 94% of the Microgy common stock agreed to waive their right to adjustments in the exchange ratio, other than any adjustment resulting from 400,000 options and warrants issued in September 2001. One of the principal Microgy shareholders exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase the Company's securities based on the exchange ratio. In connection with the Company's issuance of 400,000 options and warrants in September 2001, the Company adjusted the exchange ratio to 0.4873 shares of the Company's common stock for each share of Microgy common stock. The Company then issued 258,884 additional shares of common stock to the principal Microgy shareholders on December 28, 2001 and amended the warrant issued to the principal Microgy shareholder to reflect the adjusted exchange ratio.

On October 17, 2001, the Company offered the remaining security holders of Microgy, who owned an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock, an opportunity to exchange their securities of Microgy for the Company's securities based on the adjusted exchange ratio. On December 28, 2001, the Company issued 1,086,830 shares of its common stock and exchanged warrants to purchase 431,298 shares of its common stock and options to purchase 141,329 shares of its common stock for the remaining Microgy securities.

Under the terms of a Registration Rights Agreement dated July 23, 2001, the Company was required to file a resale registration statement for the former Microgy security holders by November 30, 2001. In November 2001, the deadline for filing the registration statement was extended to March 31, 2002.

Purchase Accounting and Valuation

The Company acquired Microgy to pursue a prospective growth opportunity in the area of environmentally sound power generation. The Company believes that trends in the power and agricultural markets create an opportunity to develop power generation projects using Microgy's exclusive licensed technology. The Company paid $7,343,528 for Microgy and accounted for the transaction using the purchase method of accounting as required by SFAS No. 141. The purchase price represents the fair value of the securities issued and the direct costs of the acquisition. The fair value of the common stock was determined using available market information and appropriate valuation methodologies. The fair value of the common stock options and warrants were determined using an option pricing model (See Note L). The following table outlines the components of the purchase price:


                                                      Number           Fair
                                                     Of Shares        Value
                                                  ------------------------------

             Common stock                             8,844,870    $ 6,837,084
             Common stock options                       141,329         11,967
             Common stock warrants                      821,170         43,730
             Acquisition costs                                         450,747
                                                  ------------------------------

             Total purchase price                     9,807,369    $ 7,343,528
                                                  ==============================

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of July 23, 2001. The fair values of the assets acquired and liabilities assumed are summarized as follows:

          Cash                                                     $    18,306
          Other current assets                                           4,662
          Property plant, and equipment                                 29,127
          Investment in projects                                       100,694
          Licensed technology rights                                 3,710,000
          Goodwill                                                   4,912,866
                                                                 ---------------
                                                                     8,775,655

          Less: Liabilities assumed                                 (1,432,127)
                                                                 ---------------
          Total Purchase Price                                     $ 7,343,528
                                                                 ===============

At the time of the acquisition, the Company believed that Microgy held numerous elements of value which could not be separated from the value of the overall business. These elements of value were assigned to goodwill and included: 1) technology rights for products and processes which currently do not have a commercial application; 2) preliminary business relationships; 3) an established workforce; 4) a proprietary market analysis; and 5) strategic business plans to capitalize on future market opportunities.

On July 23, 2001, the Company commenced accounting for 100% of Microgy's operations since the minority interest shareholders were no longer at risk for Microgy's losses.

Pro forma Information

The following summarized unaudited pro forma information assumes the acquisition of Microgy occurred on January 1, 2000. The unaudited pro forma results are not necessarily indicative of the results which might actually have been obtained had the acquisition occurred as of January 1, 2000, nor are they intended to be indicative of future results of operations. The amounts below do not include any amortization of goodwill or indefinite-lived intangible assets.

                                                                 Year Ended                     Year Ended
                                                              December 31, 2001              December 31, 2000
                                                          --------------------------    ----------------------------
Power generation revenues                                              $ 53,518,000                      54,303,222
Net income                                                                1,131,696                       1,038,323
Basic earnings per common share                                                0.06                            0.05
Diluted earnings per common share                                              0.06                            0.05


NOTE D -- OTHER CURRENT ASSETS

Other current assets consists of the following as of December 31, 2001 and 2000:

                                                                                   2001                     2000
                                                                              ----------------          --------------
Fuel inventory                                                                      $ 455,907               $ 630,039
Prepaid expenses                                                                      123,670                 126,845
Deferred financing costs (Note P)                                                      18,894                    ----
Deposits and other current assets                                                       9,119                   4,096
                                                                              ----------------          --------------
                                                                                    $ 607,590               $ 760,980
                                                                              ================          ==============

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2001 and 2000:

                                                                                   2001                     2000
                                                                              ----------------          --------------
Power generating facilities:
     Machinery and equipment modifications - Scrubgrass                           $1,163,863               $ 936,568
     Less: Accumulated depreciation                                                 (555,081)               (400,676)
                                                                              ----------------          --------------
                                                                                     608,782                 535,892
                                                                              ----------------          --------------
Office:
     Equipment and furniture                                                          83,067                 143,171
     Less: Accumulated depreciation                                                  (39,019)               (121,048)
                                                                              ----------------          --------------
                                                                                      44,048                  22,123
                                                                              ----------------          --------------

                                                                                  $  652,830               $ 558,015
                                                                              ================          ==============

During 2001, the Company retired from service and removed from its balance sheet fully depreciated property, plant and equipment with an original cost of $94,628. Depreciation expense for the years ended 2001, 2000 and 1999 was $167,003, $223,872 and $145,008, respectively.

NOTE F -- OTHER ASSETS

Other assets consists of the following as of December 31, 2001 and 2000:

                                                                                    2001                     2000
                                                                              ----------------          --------------
Scrubgrass Project deposits                                                       $   367,706             $   358,016
Deferred financing costs (See Note B)                                                  86,130                 121,770
Investment in projects                                                                100,694                    ----
Security deposits                                                                      11,040                    ----
                                                                              ----------------          --------------
                                                                                  $   565,570             $   479,786
                                                                              ================          ==============

Scrubgrass Project deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites.

NOTE G -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2001 and 2000:

                                                   2001                      2000
                                              --------------          ---------------
Accounts payable                                $ 4,124,390              $ 3,306,614
Accrued expenses                                  4,101,015                2,902,232
Corporate taxes payable                           1,157,066                  743,208
                                              --------------          ---------------
                                                $ 9,382,471              $ 6,952,054
                                              ==============          ===============

Accounts payable at December 31, 2001 and 2000 includes $3,936,058 and $3,076,183, respectively, which are related to Scrubgrass Project operations.

Accrued expenses at December 31, 2001 and 2000 includes $3,796,008 and $2,749,343, respectively, which are related to Scrubgrass Project operations.

NOTE H - RETIREMENT PLAN

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

The following table sets forth the changes during 2001 and 2000 in the projected benefit obligation for the Plan:

                                                                                     2001                     2000
                                                                                --------------          --------------
Projected benefit obligation, beginning of the year                                $1,438,313              $1,139,624
Service cost                                                                           96,914                  97,079
Interest cost                                                                         100,682                  68,377
Actuarial loss                                                                         58,202                 133,233
                                                                                --------------          --------------
Projected benefit obligation, end of the year                                      $1,694,111              $1,438,313
                                                                                ==============          ==============

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2001 and 2000:

                                                                                     2001                     2000
                                                                                --------------           -------------
Projected benefit obligation                                                      $ 1,694,111              $1,438,313
Fair market value of Plan assets                                                     (599,577)               (347,400)
                                                                                --------------           -------------
Unfunded projected benefit obligation                                               1,094,534               1,090,913
Unrecognized actuarial loss                                                          (424,901)               (254,612)
Unrecognized prior service cost                                                      (687,734)               (733,583)
                                                                                --------------           -------------
(Prepaid) accrued pension cost                                                     $  (18,101)               $ 102,718
                                                                                ==============           =============

The amounts recognized in the consolidated balance sheets as of December 31, 2001 and 2000 consist of:

                                                                                     2001                     2000
                                                                                --------------          --------------
Accrued benefit liability                                                           $ 769,624               $ 683,815
Intangible asset                                                                     (687,734)               (581,097)
Other comprehensive income                                                            (99,991)                    ---
                                                                                --------------          --------------
Net amount recognized                                                               $ (18,101)              $ 102,718
                                                                                ==============          ==============

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses on the consolidated balance sheets. Other comprehensive income is reported, net of tax, in stockholders' equity on the consolidated balance sheet.

The following table sets forth the changes during 2001 and 2000 in the fair market value of Plan assets:

                                                                                     2001                     2000
                                                                                --------------          --------------
Fair market value of Plan assets, beginning of the period                           $ 347,400               $ 396,164
Contributions by the Company to the Plan                                              346,879                 163,130
Benefits paid                                                                          (8,401)                    ---
Return on Plan assets                                                                 (86,301)               (211,894)
                                                                                --------------           -------------
Fair market value of Plan assets, end of the period                                 $ 599,577               $ 347,400
                                                                                ==============          ==============

The Company has invested the Plan assets in a portfolio of mutual funds which consist primarily of growth stocks. The Company expects to make an additional contribution of $382,890 to the Plan prior to the due date for filing its 2001 Federal income tax return.

The Company's net periodic pension cost for 2001 and 2000 are comprised of the following components:

                                                                                     2001                     2000
                                                                                --------------          --------------
Service cost                                                                        $  96,914               $  97,079
Interest cost                                                                         100,682                  68,377
Expected return on assets                                                             (27,456)                (31,693)
Amortization of actuarial gain                                                         10,071                    (589)
Amortization of prior service cost                                                     45,849                  45,849
                                                                                --------------          --------------
Net periodic pension cost                                                           $ 226,060               $ 179,023
                                                                                ==============          ==============

The actuarial assumptions used in 2001 and 2000 to determine the pension benefits for the Plan were:

                                                                                     2001                     2000
                                                                                --------------          --------------
Weighted average discount rate                                                          6.75%                    7.0%
Expected long-term return on Plan assets                                                 8.0%                    8.0%
Weighted average rate of increase in compensation levels                                 5.0%                    5.0%

NOTE I -- OTHER CURRENT LIABILITIES

Other current liabilities consists of the following as of December 31, 2001 and 2000:

                                                                                     2001                     2000
                                                                                --------------          --------------
Scrubgrass Project working capital loan                                           $ 1,116,905              $2,742,961
Scrubgrass Project note payable-current portion (See Note J)                          148,310                 202,826
Scrubgrass Project long-term debt to supplier-current portion (See Note J)             97,893                 100,000
                                                                                --------------          --------------
                                                                                  $ 1,363,108              $3,045,787
                                                                                ==============          ==============

The Scrubgrass Project working capital loan represents outstanding borrowings due to the Lessor under a Lessee Working Capital Loan Agreement. Under the terms of this agreement, which expires in December 2002, Buzzard may borrow up to $4 million for the ongoing working capital requirements of the Scrubgrass Project. Buzzard paid interest on the outstanding borrowings under this agreement at LIBOR plus 1.125% through December 31, 2000 and LIBOR plus 1.25% during 2001. (3.33% as of December 31, 2001 and ranging from 3.33% to 8.23% during 2001 and 7.02% to 7.93% during 2000).

NOTE J -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 2001 and 2000 consists of:

                                                                          2001              2000
                                                                     -------------      -------------
Scrubgrass Project note payable (See Note I)                           $  837,437         $  985,747
Scrubgrass Project long-term debt to supplier (See Note I)                    ---             90,446
Sunnyside Project obligations (See Note A)                                583,030          1,040,116
                                                                     -------------      -------------
                                                                       $1,420,467         $2,116,309
                                                                     =============      =============

The Scrubgrass Project note payable represents an installment obligation which was incurred as part of the Lessor's debt restructuring in December 1995, when Buzzard extended the term of certain current liabilities through 2004. Buzzard paid interest on the outstanding borrowings under the Scrubgrass Project note payable at LIBOR plus 1.25% (3.33% as of December 31, 2001 and ranging from 3.33% to 8.23% during 2001 and 7.14% to 8.05% during 2000). The scheduled aggregate annual repayments for the Scrubgrass Project note payable are $148,310 in 2002, $447,902 in 2003 and $389,535 in 2004.

The Scrubgrass Project long-term debt to supplier represents the present value of the long-term installments due to GEC Alsthom, the manufacturer of the Facility's generator, under a non-interest bearing financing agreement. Under the terms of the agreement, the Company financed the cost of repairs to the generator with five installments payable as follows: $50,000 in May 1998; $100,000 in May 1999, $100,000 in May 2000; $100,000 in May 2001 and $100,000 in
May 2002. As of December 31, 2001 and 2000, the Company has recorded on its balance sheet the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $97,893 and $190,446, respectively.

NOTE K -- INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2001, 2000 and 1999:

                                                                      2001            2000            1999
                                                                  ------------    ------------     -----------
Current:
     Federal                                                       $  788,843      $  853,791       $ 193,035
     State                                                            480,186         657,330         139,701
                                                                  ------------    ------------     -----------
             Total current tax expense                              1,269,029       1,511,121         332,736
                                                                  ------------    ------------     -----------

Deferred:
     Federal                                                           90,530          99,245         121,292
     State                                                             13,895          21,867          16,524
                                                                  ------------    ------------     -----------
             Total deferred tax expense                               104,425         121,112         137,816
                                                                  ------------    ------------     -----------

                                                                   $1,373,454      $1,632,233       $ 470,552
                                                                  ============    ============     ===========

In 1999, the Company reported deferred income tax expense of $812,440 in its Consolidated Statement of Operations as a reduction of the cumulative effect of a change in accounting principle (See Note O).

Income taxes paid during the years ended December 31, 2001, 2000 and 1999 amounted to $855,363, $1,273,280 and $267,104, respectively.

A reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                      2001            2000             1999
                                                                  ------------    ------------     ------------
Federal tax expense at 34%                                         $1,037,947      $1,176,074       $  360,103
State tax expense, net of federal tax benefit                         320,249         448,270          103,116
State tax valuation allowance, net of federal tax benefit               8,856             ---              ---
Nondeductible portion of meals and entertainment                        5,141           5,970            5,626
Other                                                                   1,261           1,919            1,707
                                                                  ------------    ------------     ------------
                                                                   $1,373,454      $1,632,233       $  470,552
                                                                  ============    ============     ============

The components of the net deferred income tax asset (liability) as of December 31, 2001 and 2000 are as follows:

                                                                                 2001             2000
                                                                             -------------    -------------
Deferred tax assets:
     Accrued lease expense                                                    $25,837,291      $22,808,678
     Deferred tax effect of the sale of the Scrubgrass Project for which
          the net gain was deferred for financial reporting purposes              893,914          939,814
     Capital loss carryforwards                                                    99,025           98,200
     Expenses deferred for tax reporting purposes                                  46,684              ---
     Other comprehensive income                                                    39,606              ---
     Pre-acquisition net operating loss carryforward of Microgy                   622,374              ---
     State net operating loss carryforwards                                         8,856           20,509
                                                                             -------------    -------------
                                                                               27,547,750       23,867,201
                                                                             -------------    -------------
Deferred tax liabilities:
     Accrued power generation revenue                                          25,837,291       22,808,678
     Defined benefit pension plan contribution                                    158,833           95,907
     Licensed technology rights                                                 1,344,450
     Other                                                                        205,195          207,423
                                                                             -------------    -------------
                                                                               27,545,769       23,112,008
                                                                             -------------    -------------
                                                                                    1,981          755,193
Less: valuation allowances                                                        148,377              ---
                                                                             -------------    -------------
                                                                              $  (146,396)     $   755,193
                                                                             =============    =============

As of December 31, 2001, the Company has Federal and state net operating loss carryforwards of $1,666,094 and $1,829,386, respectively, which are available to reduce future taxable income. These net operating loss carryforwards relate to the acquisition of Microgy and expire at various dates through 2020. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, the Company's utilization of Microgy's pre-acquisition net operating loss carryforwards is limited to $367,911 per year.

As of December 31, 2001, the Company established a $148,377 valuation reserve for the tax benefit of net operating loss carryforwards which may not be realized in the future. The Company expects that future taxable income would be sufficient to realize the tax benefits of the remaining net operating loss carryforwards.

NOTE L -- SHAREHOLDERS' EQUITY

Stock Options

In November 2001, the Company's Board of Directors and stockholders approved the 2001 Stock Incentive Plan ("the 2001 Plan"), which provides for the award of up to 3,000,000 shares of common stock to eligible employees, consultants and directors of the Company. The Company's awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case of individuals holding 10% or more of the Company's common stock). During 2001, the Company granted options for 141,329 shares under the 2001 Plan. As of December 31, 2001, there were 2,858,671 shares available for grant under the 2001 Plan.

The Company has reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under the Company's 1993 Director Plan. The options granted under the 1993 Director Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. The Company granted options for 20,000 shares under the 1993 Director Plan during each of the years 1999, 2000 and 2001. As of December 31, 2001, there were 325,000 shares available for grant under the 1993 Director Plan.

During 2001, the Company granted options for 450,000 shares of common stock and warrants for 50,000 shares of common stock to related parties outside of stock plans. These stock options and warrants are discussed in Note P.

Stock option transactions during 2001, 2000 and 1999 are summarized as follows:

                                                                Options Outstanding
                                                      ----------------------------------------
                                                          Shares                  Price
                                                      --------------       -------------------
   Balance at January 1, 1999                                20,000             $1.50 - 1.688
   Options granted                                           20,000                .625 - .75
                                                      --------------       -------------------
   Balance at December 31, 1999                              40,000              .625 - 1.688
   Options granted                                           20,000                .50 - .688
                                                      --------------       -------------------
   Balance at December 31, 2000                              60,000               .50 - 1.688
   Options granted                                          611,329                .43 - 3.08
                                                      --------------       -------------------
   Balance at December 31, 2001                             671,329             $    .43-3.08
                                                      ==============       ===================

The following table summarizes information about the Company's options outstanding as of December 31, 2001:

                          ------------Options Outstanding---------------   -----Options Exercisable----
                                       Weighted         Weighted                            Weighted
                                        Average          Average                             Average
        Range of           Number      Exercise         Remaining              Number       Exercise
     Option Prices       Of Shares       Price       Contractual Life        Of Shares        Price
   ----------------------------------------------------------------------------------------------------
     $ 0.43 - 0.625        130,000        $ 0.46        5.28 years            130,000        $ 0.46
       0.688 - 0.83        380,000          0.72        5.05 years            380,000          0.72
       1.50 - 1.688         20,000          1.59        6.46 years             20,000          1.59
               3.08        141,329          3.08        3.97 years             63,354          3.08
                     ----------------------------------------------------------------------------------
                           671,329        $ 1.19        4.91 years            593,354        $ 0.95
                     ==================================================================================

Under the provisions of Accounting Principles Board Opinion ("APB") No. 25, the Company does not recognize compensation expense for stock option awards under the 2001 Plan and 1993 Director Plan since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of the Company's common stock for the 2001
Plan). However, pursuant to the provisions of SFAS No. 123, the Company is required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense on stock options granted during 2001, 2000 and 1999, the Company would have recognized pro forma net income of $1,676,213 and pro forma basic earnings per share of $.12 in 2001, pro forma net income of $1,824,944 and pro forma basic earnings per share of $.16 in 2000, and pro forma net income of $1,775,050 and pro forma basic earnings per share of $.16 in 1999.

The estimated fair market values of the Company's options granted during 2001, 2000 and 1999 were $.28 per share, $.18 per share and $.23 per share, respectively. The fair market values were calculated using an option pricing model with the following assumptions:

                                                    2001             2000         1999
                                                  ----------------------------------------
          Dividend yield                                   0%             6%           10%
          Risk free rate of return                      3.73%          5.99%         5.99%
          Expected useful life                       2 years        5 years       5 years
          Expected stock volatility rate               88.04%         42.03%        57.38%

Dividends

The Company declared aggregate dividends of $684,408 (6 cents per share) and $684,408 (6 cents per share) during 2000 and 1999, respectively. Since March 2001, the Company's Board of Directors has not declared dividends on its common stock. Due to the recent acquisition of Microgy and anticipated expansion of its business, the Company's Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future.

The Company paid dividends of $5,000 per year to a preferred stockholder during 2001, 2000 and 1999. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2001.

Exchange of Microgy Stock Options and Warrants

Under the terms of the Exchange Agreement, various parties exchanged Microgy options and warrants for options and warrants to purchase securities of the Company based on the Exchange Ratio, as adjusted. The fair value of these options and warrants were calculated using an option pricing model with the following assumptions:

                                                        50,000        240,000        800,000         885,000
                                                       Microgy        Microgy        Microgy         Microgy
                                                       Options        Options        Warrants       Warrants
                                                     -----------------------------------------------------------
    Calculated fair value                                   $ 0       $ 11,967        $ 41,451        $ 2,279
    Options/Warrants for EPC common shares               24,367        116,962         389,872        431,298
    Exercise price per share (EPC share basis)           $ 3.08         $ 3.08        $   1.03        $  2.05
    Dividend yield                                            0%             0%              0%             0%
    Risk free rate of return                              1.711%         4.336%          2.182%         1.811%
    Expected useful life                               3 months     4.75 years          1 year       9 months
    Expected stock volatility rate                        88.04%         88.04%          72.28%         88.04%

Other Equity Transactions

The Company has outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $645,948 and $445,948 as of December 31, 2001 and 2000, respectively. The notes, which are classified as a reduction of shareholders' equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors. As of December 31, 2001, the Company has interest receivable from officers of $5,209.

NOTE M -- COMMITMENTS

Corporate

The Company is obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2001, the future minimum payments due under these leases are as follows:

                2002                          $  77,788
                2003                             75,383
                2004                             70,050
                2005                             66,240
                2006                             66,240
          Thereafter                             11,040
                                             -----------
               Total                          $ 366,741
                                             ===========

Rent expense for these operating leases was $46,800, $46,689 and $44,230 in 2001, 2000 and 1999, respectively.

Scrubgrass Project

The Company is obligated under a facility lease related to the Scrubgrass Project. As of December 31, 2001, the estimated minimum lease payments over the remaining 14.5 year base term of the Scrubgrass lease are as follows:

                2002                             15,301,000
                2003                             16,723,000
                2004                             19,703,000
                2005                             21,715,000
                2006                             26,058,000
          Thereafter                            278,149,000
                                             ---------------
               Total                          $ 377,649,000
                                             ===============

The Company's Scrubgrass Project lease expense was $24,705,813, $26,415,897 and $23,110,677 in 2001, 2000 and 1999, respectively. As discussed in Note A, in addition to scheduled base rent and additional rent payments, the Scrubgrass Project lease expense includes principal, interest and related fees on the Lessor's debt obligations. Since a portion of the Lessor's debt obligations have variable interest rates, the Company has estimated its future minimum lease payments using average interest rates of 3.12% for the tax-exempt bonds and 7.795% for the variable rate term loan.

As discussed in Notes A and B, the Lessor has an interest rate swap arrangement for one of its term debt obligations which is considered a derivative instrument. Beginning July 1, 2000, the Lessor was required to recognize the interest rate swap as either an asset or liability in its statement of financial position in accordance with SFAS No. 133. As of December 31, 2001, the Lessor had a liability of $504,064 in its statement of financial position for the estimated fair market value of the interest rate swap.

The Company has also been assigned various long-term noncancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these noncancelable obligations at December 31, 2001 are as follows (See
Note A):

                2002                               2,334,000
                2003                               2,413,000
                2004                               2,496,000
                2005                               2,581,000
                2006                               2,668,000
          Thereafter                              13,868,000
                                               --------------
               Total                             $26,360,000
                                               ==============

NOTE N -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2001 and 2000, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2001 and 2000, the carrying amounts for the long-term debt obligations also approximate fair value because such obligations incur interest at variable rates.

NOTE O -- CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company changed its method of accounting for major equipment overhauls to a method which is consistent with the viewpoints expressed by the Securities and Exchange Commission. Previously, the Company recorded the expense of major equipment overhauls on a straight-line basis to a major maintenance reserve in anticipation of future outlays for the major overhauls. Beginning in 1999, the Company recorded the expense of major equipment overhauls when incurred. As a result of this change, the Company realized an increase in operating expenses of $307,893 and a decrease in income tax expense of approximately $125,000 during 1999. The Company also recognized the effect of this change on years prior to 1999 with an increase to net income of $1,188,989 in 1999. This increase in net income consists of an elimination of the Company's major maintenance reserve, with a balance of $2,001,429 at December 31, 1998, and the reversal of $812,440 in deferred income tax benefits.

NOTE P -- RELATED PARTY TRANSACTIONS

In September 2001, the Company paid $150,000 to George Kast, a principal shareholder of the Company and previously a Principal Microgy Shareholder, in full satisfaction of a pre-acquisition Microgy obligation.

On September 14, 2001, the Company borrowed $750,000 from Alco Financial Services, LLC ("Alco"). Robert Weisberg, a Director of the Company, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. The Company also pays an administrative fee of 0.6% per month and paid a commitment fee of $7,500 to secure the loan. The loan is secured by all of the Company's assets (other than the stock of its subsidiary, Buzzard Power Corporation). In connection with the loan, the Company granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. During 2001, the Company recognized interest expense and administrative fees of $20,792 and $16,050, respectively for this loan.

In May 2001, the Company granted Mr. Weisberg five-year options to purchase 100,000 shares of common stock at $.43 per share. In September 2001, the Company granted Mr. Weisberg five-year options to purchase 350,000 shares of common stock at $0.72 per share. The options were issued in exchange for Mr. Weisberg's services performed for the Company.

The fair value of the securities granted to Alco and Mr. Weisberg were calculated using an option pricing model with the following assumptions:

                                                      100,000        350,000         50,000
                                                      Options        Options        Warrants
                                                    ------------------------------------------
          Calculated fair value                       $ 17,869        $95,731         $14,398
          Dividend yield                                     0%             0%              0%
          Risk free rate of return                        3.73%          3.73%           3.73%
          Expected useful life                         2 years        2 years         2 years
          Expected stock volatility rate                 71.57%         85.51%          85.51%

The Company reported the fair value of the securities granted to Mr. Weisberg as stock-based compensation in its general and administrative expenses for 2001. The fair value of the securities granted to Alco, along with the commitment fee and related legal expenses, were reported as deferred financing costs and are being amortized over the life of the loan. As of December 31, 2001, the Company has deferred financing costs of $18,894 in other current assets, which will be amortized during 2002.

NOTE Q - SEGMENT INFORMATION

The Company manages and evaluates its operations in two reportable business segments: Scrubgrass Project and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those technologies. The Company's reportable business segments, which are described in Note A, follow the same significant accounting policies discussed in Note B. Financial data for reportable business segments is as follows:

                                                   Scrubgrass
                                                    Project       Microgy        Other       Consolidated
                                                 ----------------------------------------------------------
Year Ended December 31, 2001:
-----------------------------
Power generation revenues                            53,518,000         ----          ----       53,518,000
Interest income                                          40,969         ----        37,234           78,203
Interest expense                                        164,252        4,604        16,691          185,547
Depreciation and amortization                           339,049       85,446        16,915          441,410
Income tax expense (benefit)                          1,273,000     (112,600)      213,054        1,373,454
Net income (loss)                                     1,754,625     (379,408)      304,114        1,679,331
Identifiable assets                                  76,358,553    8,668,675       539,018       85,566,246

Year Ended December 31, 2000:
-----------------------------
Power generation revenues                            54,303,222         ----          ----       54,303,222
Interest income                                         656,024         ----        80,843          736,867
Interest expense                                        309,241         ----        11,400          320,641
Depreciation and amortization                           405,723         ----         9,507          415,230
Income tax expense (benefit)                          2,045,062         ----      (412,829)       1,632,233
Net income (loss)                                     2,812,717         ----      (985,909)       1,826,808
Identifiable assets                                  68,181,102         ----     1,103,072       69,284,174

Year Ended December 31, 1999:
-----------------------------
Power generation revenues                            48,268,311         ----           ----       48,268,311
Interest income                                          51,199         ----         59,776          110,975
Interest expense                                        363,770         ----         11,438          375,208
Depreciation and amortization                           356,062         ----          7,172          363,234
Cumulative effect of a change in accounting
   principle, net of income taxes of $812,440         1,188,989         ----           ----        1,188,989
Income tax expense (benefit)                            812,000         ----       (341,448)         470,552
Net income (loss)                                     2,331,473         ----       (553,911)       1,777,562
Identifiable assets                                  57,427,454         ----      1,354,548       58,782,002

There were no transactions between reportable business segments. Excluding reportable business segments, the Company had income from the settlement of the Sunnyside Project litigation, general corporate assets and operating activities for its corporate office. General corporate assets primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset. Since the Sunnyside Project is no longer an operating business, this income was not included in a reportable business segment.

NOTE R - SUBSEQUENT EVENT

During February 2002, the Company received $2,428,200 from sales of anticipated excess NOx emission credits for the 2002 through 2007 ozone seasons. The income from these sales was reported during the first quarter of 2002.