Form 10-K/A
period 2001-12-31
ENVIRONMENTAL POWER CORP
filed 2002-04-30
CIK 805012

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                  FORM 10-K/A

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE OF 1934

For the transition period from          to

                       Commission File Number:  0-15472

                               -----------------

                        Environmental Power Corporation
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-2782065
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

        One Cate Street, Fourth Floor, Portsmouth, New Hampshire 03801
                   (Address of principal executive offices)
                                  (Zip code)

                                (603) 431-1780
              Registrant's telephone number, including area code

                               -----------------

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

   State the aggregate market value for the voting stock held by non-affiliates of the registrant: The aggregate market value, computed by reference to the closing price of such stock on April 23, 2002 ($0.63), was $3,798,115.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On April 23, 2002 there were 20,251,653 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   None

                               TABLE OF CONTENTS

 Description of Contents                                                 Page #
 -----------------------                                                 ------
 PART III:
 Item 10. Directors and Executive Officers..............................   2
 Item 11. Executive Compensation........................................   5
 Item 12. Security Ownership of Certain Beneficial Owners and Management   6
 Item 13. Certain Relationships and Related Transactions................   8
          Signature page................................................   9

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

   Our directors are elected annually by the shareholders and hold office for the ensuing year and until their successors have been elected and qualified. The following table sets forth our directors' ages and principal occupations during the past five years.

Name                    Age                       Principal Occupation
----                    ---                       --------------------
Joseph E. Cresci....... 59  Chairman and Chief Executive Officer of EPC (1982 - present)
Donald A. Livingston... 59  President and Chief Operating Officer of EPC (1991 - present);
                            President of Microgy (July 2001 - present)
Peter J. Blampied...... 59  Trustee, Northeast Investors Trust (2000 to present); President,
                            Corcoran Management Company (1998-present); Director,
                            A.W. Perry, Inc. (1998 - present); Director, Access Capital
                            Strategies (1997 - present); Director, Nellie Mae (1982 -
                            present); Director, Citizens Bank of Massachusetts (1996 -
                            1999); Director, Citizens Financial Group, Inc. (1994- 1996)
Edward B. Koehler, Esq. 48  Partner, Hunton & Williams, Hong Kong (1990 - present)
Robert I. Weisberg..... 55  President and Chief Executive Officer, Alco Financial Services,
                            LLC (1997 - present); Trustee, Monterey Mutual Fund (1998 -
                            present); President and Chief Executive Officer, Pro-Care
                            Financial Group, Inc. (1994 - 1997)
George A. Kast......... 44  President and Chief Executive Officer, Global Water
                            Technologies, Inc. (1997 - present); Founder and Director,
                            Psychrometric Systems (1993 - 1997); Vice President, GEA/
                            Thermal Dynamic Towers, Inc. (1983 - 1992)
Benjamin J. Brant...... 50  Founder, Chief Technology Officer and Executive Vice
                            President, Microgy (1999 - 2002); Founder, President, and
                            CEO, Integrated Information Utility Services Company (1992 -
                            1999)
Thomas M. Matthews..... 58  Chairman and Director, EOTT Energy Corp (2002 - present);
                            Director, Global Water Technologies, Inc. (1999 - present);
                            Chairman and Chief Executive Officer, Avista Corporation
                            (1998 - 2001); President, Dynegy Corporation (1996 - 1998);
                            Vice President, Texaco, Inc. (1989 - 1996)

   Mr. Blampied is a director for Access Capital Strategies, 124 Mount Auburn Street, Cambridge, MA 02138 and a trustee for Northeast Investors Trust, 50 Congress Street, Boston, MA 02109. Mr. Weisberg is a trustee for Monterey Mutual Fund, 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401. Mr. Matthews is a director for EOTT Energy Corp, One Briar Lake, Suite 400, 2000 West Sam Houston Parkway South, Houston, Texas 77042 and a director for Global Water Technologies, 1767 Denver West Boulevard, Suite C-500, Golden, CO 80401.

   Except as noted herein, none of our directors hold any other directorships in any company subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

   On July 23, 2001 we acquired approximately 87.7% of the outstanding common stock of Microgy Cogeneration Systems, Inc. in exchange for securities of EPC pursuant to a Share Exchange Agreement dated June 20, 2001 among EPC, Microgy, and the Principal Microgy Shareholders, as defined therein. We subsequently acquired the remaining Microgy common stock in an exchange offer with the remaining Microgy security holders.

   Pursuant to the Share Exchange Agreement, our Board of Directors was enlarged from five to eight members and the three resulting vacancies were filled by designees of the Principal Microgy Shareholders. Such designees, including replacements or substitutes similarly designated, are referred to as the Microgy Designees. The Microgy Designees on the Board are George A. Kast, Benjamin J. Brant, and Thomas M. Matthews.

   In connection with the Share Exchange Agreement, EPC, the Principal Microgy Shareholders, Joseph E. Cresci, and Donald A. Livingston entered into a Stockholders' Agreement dated July 23, 2001. Messrs. Cresci and Livingston, referred to in the Stockholders' Agreement as the Majority Stockholders, are directors, officers, and principal stockholders of EPC. The five existing directors as of July 23, 2001, including any replacements or substitutes designated by the Majority Stockholders, are referred to as the Incumbant Directors. The Stockholders Agreement, which terminates on June 30, 2003, provides, among other things, that the parties will take all lawful action, including voting the shares they own or control, to cause the proportion of Microgy Designees to Incumbent Directors to remain at approximately 3:5 and for the election of the Microgy Designees and the Incumbent Directors.

   Our executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

  Name                 Age                      Position
  ----                 ---                      --------
  Joseph E. Cresci.... 59  Chairman, Chief Executive Officer, and Secretary
  Donald A. Livingston 59  President and Chief Operating Officer
  William D. Linehan.. 36  Acting Chief Financial Officer and Acting Treasurer

   Joseph E. Cresci, a founder of EPC, has served as Chairman and Chief Executive Officer since our inception in 1982, as Secretary since August 2001, as Treasurer from our inception until September 1987 and as President from inception until September 1991. He has served on the Board of Microgy since July 2001. From 1976 to 1982, Mr. Cresci was President and Chief Executive Officer of G.E. Stimpson Co., Inc. and Stimpson Systems, Inc., a distributor of office and printing products. From 1972 to 1975, Mr. Cresci was President of Ogden Recreation, Inc., a subsidiary of Ogden Corp. (NYSE) where he was responsible for the operation of racing facilities, a hotel/resort, a parking company and a promotions company providing services to large crowd facilities. Mr. Cresci was Executive Vice President and Chief Operating Officer of Garden State Racing Association from 1969 to 1972. From 1967 to 1969, he was an associate lawyer with the Philadelphia law firm of Townsend, Elliott and Munson. Mr. Cresci holds a B.A. degree from Princeton University and a law degree from Cornell Law School and is a member of the Pennsylvania and Massachusetts Bar Associations.

   Donald A. Livingston, a founder of EPC, has served as President and Chief Operating Officer since September 1991, and as Executive Vice President from our inception until September 1991. He has served on the Board of Microgy and served as its President since July 2001. From 1974 to 1982, Mr. Livingston was President and Chief Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of large plastic parts. During the three previous years, he was a partner in the financial services firm of Capital Resources, Inc., where he was involved in obtaining debt and equity funds, and negotiating mergers and acquisitions. Mr. Livingston was a registered representative in the retail stock brokerage business with Baxter, Blyden and Selheimer from 1967 to 1971 and Bellamah, Neuhauser & Barrett from 1965 to 1967.

   William D. Linehan has served as Acting Chief Financial Officer and Acting Treasurer of EPC since November 2001. From March 1996 to August 2001, Mr. Linehan was Chief Financial Officer, Secretary, and Treasurer of EPC. From 1993 to 1996, Mr. Linehan was a manager in the audit and consulting practice of Moody, Cavanaugh and Company, where he specialized in providing audit, tax advisory and business consulting services to closely-held corporations. From 1991 to 1993, Mr. Linehan was the Controller of Technology Procurement, Inc. and later the Secretary and Treasurer of Computer Finance and Rental, Inc., a corporation formed in 1993 after a corporate reorganization of Technology Procurement, Inc., where he was responsible for managing the accounting and financial activities of these corporations, which both were distributors and lessors of computer equipment and related peripheral products. From 1987 to 1991, Mr. Linehan was employed in the middle market audit and consulting practice of KPMG Peat Marwick, where he advanced to the position of supervisor and specialized in providing audit and management advisory services to publicly-traded and privately-held growth companies. Mr. Linehan, who received a Bachelor of Science Degree in Accountancy from Bentley College in 1987, is a Certified Public Accountant in the Commonwealth of Massachusetts and a member of the American Institute of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Officers and Directors, and persons who own more than ten percent of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock and other equity securities of EPC with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

   We believe, based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, that no additional forms were required for those persons and that our officers, directors and greater than ten-percent beneficial owners complied with all filing requirements applicable to them for 2001.

Item 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

   Summary Compensation Table: The following table sets forth certain information with respect to the annual and long-term compensation of our Chief Executive Officer, Chief Operating Officer and each other executive officer earning in excess of $100,000 in salary and bonus in 2001 for the three fiscal years ended December 31, 2001. Such persons are referred to as the Named Executives.

                                                                                  Long-Term
                                                          Annual Compensation    Compensation
-                                                         ------------------- ------------------
                                                                              Restricted
                                                                                Stock
              Name Principal Position                Year  Salary     Bonus     Awards   Options
              -----------------------                ---- --------  --------  ---------- -------
Joseph E. Cresci.................................... 2001 $285,417        --      --       --
 Chairman, Chief Executive Officer and Secretary     2000 $150,000  $350,000      --       --
                                                     1999 $150,000        --      --       --
Donald A. Livingston................................ 2001 $285,417        --      --       --
 President and Chief Operating Officer               2000 $150,000  $350,000      --       --
                                                     1999 $150,000        --      --       --
William D. Linehan.................................. 2001 $107,609        --      --       --
 Acting Chief Financial Officer and Acting Treasurer 2000 $ 91,708  $ 10,000      --       --
                                                     1999 $ 71,500        --      --       --

   Stock Options: We granted no options during 2001 to the Named Executives. As of December 31, 2001, there were no unexercised options held by the Named Executives.

   Defined Benefit Pension Plan: In December 1998, we established a noncontributory defined benefit pension plan covering all eligible employees of EPC. The pension plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees aged 21 or older who have completed twelve months of service during which they worked a minimum of 1,000 hours are eligible to participate. Employees earn a year of service for vesting purposes in each employment year in which they complete at least 1,000 hours of employment. Employees become vested in the pension plan over a 6 year period. Vesting is 20% after 2 years and 20% per year thereafter, to 100% after 6 years. Benefits are based upon the participant's annual compensation, including bonuses and similar special pay, as more fully defined in the pension plan, over the number of years of service up to a maximum of 25 years.

   The following table shows the estimated annual pension benefits payable upon retirement to a participant of the pension plan for various salary levels and years of service.

                                                                       Years of Service
-                         -------------------------------------------------------------------------------------------------------
     Average Annual
      Compensation                   10                        15                        20                        25
      ------------        ------------------------- ------------------------- ------------------------- -------------------------
         100,000                   11,000                    24,750                    44,000                    55,000
         150,000                   16,500                    37,125                    66,000                    82,500
         200,000                   18,700                    42,075                    74,800                    93,500
         250,000                   18,700                    42,075                    74,800                    93,500

   During fiscal year 2001, the maximum amount of annual compensation which may be included for pension plan purposes was $170,000. The figures shown above apply under the pension plan as of December 31, 2001. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under the Federal income tax law, the maximum annual benefit payable under the pension plan for the fiscal year ending December 31, 2001 is $140,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of December 31, 2001, Messrs. Cresci and Livingston each had nineteen years of credited service under the pension plan and Mr. Linehan had six years of credited service under the pension plan.

Compensation of Directors

   Each director of EPC who is not an officer or employee of EPC receives $2,000, plus expenses, for each scheduled meeting of the Board of Directors or non-coincident meeting of a board committee which he or she attends. Additionally, each non-employee director may receive option grants under our Director Option Plan: 40,000 options on the first anniversary of service and 10,000 options on subsequent anniversaries.

   During 2001, Messrs. Blampied and Weisberg each received option grants under our Director Option Plan to purchase 10,000 shares which are exercisable at per share prices of $0.57 and $0.83 respectively, based on the market prices of the Common Stock on their anniversary dates of becoming directors. Messrs. Kast, Brant, and Matthews will receive options based upon their respective anniversary dates. Mr. Koehler, under the policies of the law firm in which he is a partner, which law firm periodically provides services to EPC, is prohibited from owning shares in EPC.

   Mr. Weisberg received a total of 450,000 options under special grants in recognition of extraordinary efforts on financing matters, as follows: In May 2001, Mr. Weisberg was granted options to purchase 100,000 shares at $0.43 per share. In September 2001, Mr. Weisberg was granted options to purchase 350,000 shares at $0.72 per share.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee is comprised of Peter J. Blampied, Edward B. Koehler and Robert I. Weisberg. No member of the Compensation Committee is now an officer or an employee of EPC or any of its subsidiaries or has been at any time an officer or employee of EPC or any of its subsidiaries.

   Mr. Koehler is a partner with Hunton & Williams, Hong Kong, a law firm which periodically provides services to EPC.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of April 23, 2002 the name of each person who, to our knowledge, owned beneficially more than 5% of the shares of Common Stock of EPC outstanding at such date, the number of shares owned by each of such persons and the percentage of the class represented thereby.

                                                 Amount and
                                                 Nature of         Percentage
  Name and Address of Beneficial Owner    Beneficial Ownership (1)  of Class
  ------------------------------------    ------------------------ ----------
  Joseph E. Cresci.......................        4,725,348(2)        23.3%
    c/o Environmental Power Corporation
    One Cate Street, 4 th Floor
    Portsmouth, NH 03801
  George A. Kast.........................        2,823,188           13.9%
    c/o Global Water Technologies
    1767 Denver West Boulevard
    Suite C-500 Golden, CO 80401
  Benjamin J. Brant......................        2,753,066           13.6%
    7553 S. Gartner Road
    Evergreen, CO 80439

                                                 Amount and
                                                 Nature of         Percentage
  Name and Address of Beneficial Owner    Beneficial Ownership (1)  of Class
  ------------------------------------    ------------------------ ----------
  Donald A. Livingston...................        2,461,739           12.2%
    c/o Environmental Power Corporation
    One Cate Street, 4 th
    Floor Portsmouth, NH 03801
  Daniel J. Eastman......................        1,120,882(3)         5.4%
    c/o Microgy Cogeneration Systems
    166 North Green Bay Road Suite C
    Thiensville, WI 53092

--------
(1) Information with respect to beneficial ownership is based upon information furnished by such stockholders. Except as indicated in notes 2 and 3 all shares are held beneficially and of record.
(2) Includes 3,665,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci's wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Also includes 1,000,000 shares which Mr. Cresci deposited into a voting trust on November 20, 1996 and in which James F. Powers has beneficial ownership in his capacity as trustee with sole voting power. Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power.
(3) Includes 389,872 shares which Mr. Eastman has the right to acquire pursuant to stock warrants which are all currently exercisable.

   The following table sets forth as of April 23, 2002 the number and percentage of outstanding shares of Common Stock beneficially owned by our Named Executives, Directors, and Directors and Officers as a group. Mr. Linehan, a Named Executive, and Messrs. Koehler and Matthews, both Directors, do not beneficially own Common Stock.

                                                                                 Amount and
                                                                                 Nature of
                                                                                 Beneficial
                                                                                 Ownership     Percentage
Nominee's Name and Date First Became a Director   Positions and Offices with EPC    (1)         of Class
-----------------------------------------------   ------------------------------ ----------    ----------
Joseph E. Cresci.................................   Chairman, Chief Executive     4,725,348(2)    23.3%
 1982                                                 Officer, Secretary, and
                                                      Director
George A. Kast...................................   Director                      2,823,188       13.9%
 2001
Benjamin J. Brant................................   Director                      2,753,066       13.6%
 2001
Donald A. Livingston.............................   President, Chief Operating    2,461,739       12.2%
 1982............................................     Officer and Director
Robert I. Weisberg...............................   Director                        620,000(3)     3.0%
 1994
Peter J. Blampied................................   Director                        140,300(4)     0.7%
 1988
All Directors and Officers as a group (9 persons)                                13,523,641(5)    64.9%

--------
(1) Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in notes 2, 3, 4, and 5 all shares are held beneficially and of record.
(2) Includes 3,665,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 1,000,000 shares held by the voting trust described above and 59,730 shares held in trust for the benefit of Mr. Cresci and his children; but does not include 20,000 shares owned by Mr. Cresci's wife as to which shares he disclaims beneficial ownership. Mr. Cresci has shared voting and investment power with respect to the 59,730 shares held in trust for the benefit of himself and his children but no voting power with respect to the shares held in the voting trust.
(3) Includes 490,000 shares which Mr. Weisberg has the right to acquire pursuant to stock options and 50,000 shares which Alco Financial Services, LLC has the right to acquire pursuant to warrants which are all currently exercisable.
(4) Includes 40,000 shares which Mr. Blampied has the right to acquire pursuant to stock options which are all currently exercisable.
(5) Includes 530,000 shares which Messrs. Blampied and Weisberg have the right to acquire pursuant to stock options and 50,000 shares which Alco Financial Services, LLC has the right to acquire pursuant to warrants which are all currently exercisable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of our Common Stock. As payment for the exercise price of these stock options, we accepted promissory notes which are payable upon our demand from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. In 2000, we asked that a portion of these loans be repaid using the proceeds from bonuses due to concerns about ongoing cash requirements. In April 2001, we received $1,500,000 pursuant to a settlement of the Sunnyside litigation and Messrs. Cresci and Livingston were allowed to each borrow back $100,000 from EPC. As of December 31, 2001, Messrs. Cresci and Livingston had aggregate balances due to EPC of $186,875 and $410,498, respectively under these notes. Interest on these notes, which is payable monthly at the Applicable Federal Rate, amounted to $21,312 in the aggregate during 2001 and has been fully collected from Messrs. Cresci and Livingston.

   In September 1997, Mr. Weisberg exercised options to purchase 80,000 shares of our Common Stock. As payment for the exercise price of these stock options, we accepted a promissory note which is payable upon our demand from Mr. Weisberg in the amount of $48,575. Interest on this note, which is payable quarterly at the Applicable Federal Rate, amounted to $1,969 in 2001 and has been fully collected from Mr. Weisberg.

   On September 14, 2001, after an extensive search for financing, we borrowed $750,000 from Alco Financial Services, LLC. Robert Weisberg, a director of EPC, is President, a Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month and paid a commitment fee of $7,500 to secure the loan. The loan is secured by all of our assets (other than the stock of our subsidiary, Buzzard Power Corporation). In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of Common Stock at $0.60 per share. In April 2002, the principal repayment terms of the loan were modified so that all principal is now due by April 1, 2003.

   In 2001, Mr. Kast advanced $177,000 to Microgy on a short-term basis prior to its becoming a subsidiary of EPC. In September 2001, the loan was repaid, at a discount, for $150,000 by EPC.

   As of April 29, 2002, EPC and Benjamin Brant, a director of EPC and a former officer of our Microgy subsidiary, agreed (subject to completion of Board consents) to a transaction whereby 1,802,486 shares of Mr. Brant's Common Stock would be subject to a transferable one-year option granted to EPC. The option is exercisable at $0.35 per share. EPC would be required to exercise the option to purchase at least 342,857 of such shares by specified times. To the extent any portion of the option expires unexercised, the underlying shares would be subject to a transferable right of first refusal granted by Brant to EPC for a 12 month period beginning upon expiration of the option. 197,514 other shares of Common Stock would be delivered by Mr. Brant to EPC in satisfaction of amounts owed to Microgy by a company of which Mr. Brant is a principal in connection with loans by Microgy guaranteed by Mr. Brant under a June 2001 guaranty. An additional 753,066 shares would be subject to a 24 month standstill under which Mr. Brant would not sell them into the public markets.

   Edward B. Koehler is a partner with Hunton & Williams, Hong Kong, a law firm which periodically provides services to EPC.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                               ENVIRONMENTAL POWER CORPORATION

April 30, 2002                       By:       /s/ WILLIAM D. LINEHAN
                                          ----------------------------------
                                          Acting Chief Financial Officer and
                                          Acting Treasurer (principal
                                          accounting officer and authorized
                                          officer)