Form 10-Q
period 2002-03-31
ENVIRONMENTAL POWER CORP
filed 2002-05-15
CIK 805012

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 2002
                                    --------------------------------------------

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801
                    (Address of principal executive offices)
                                   (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

                  Number of shares of Common Stock outstanding

                    at  May 14, 2002       19,934,139 shares

                      The Exhibit Index appears on Page 32.

                           Total number of pages is 33.
================================================================================

                         ENVIRONMENTAL POWER CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                  Page No.
                                                                                                --------
        Item 1.  Financial Statements:

        Condensed Consolidated Balance Sheets as
        of March 31, 2002 (unaudited) and December 31, 2001 ...................................     2

        Condensed Consolidated Statements of Operations (unaudited) for the Three Months
        Ended  March 31, 2002 and March 31, 2001  .............................................     3

        Condensed Consolidated  Statements of Cash Flows (unaudited) for the Three Months Ended
        March 31, 2002 and March 31, 2001  ....................................................     4

        Notes to Condensed Consolidated Financial Statements...................................    5-7

        Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and Results of
        Operations.............................................................................    8-30

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................    30-31

PART II.  OTHER INFORMATION

        Item 5.   Other Information............................................................     32

        Item 6.   Exhibits and Reports on Form 8-K ............................................     32

        Signatures  ...........................................................................     33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                            March 31           December 31
                                                                              2002                 2001
                                                                         --------------       --------------
ASSETS

CURRENT ASSETS:
  Cash  and  cash equivalents                                            $     263,666        $     468,271
  Restricted cash                                                            1,271,138            1,014,580
  Receivable from utility                                                    8,365,790            7,905,864
  Other current assets                                                         530,390              607,590
                                                                         --------------       --------------
       TOTAL CURRENT ASSETS                                                 10,430,984            9,996,305

PROPERTY, PLANT  AND  EQUIPMENT, NET                                           656,979              652,830

LEASE RIGHTS, NET                                                            2,124,252            2,161,503

ACCRUED POWER GENERATION REVENUES                                           65,284,987           63,648,995

GOODWILL                                                                     4,912,866            4,912,866

LICENSED TECHNOLOGY RIGHTS, NET                                              3,582,437            3,628,177

OTHER ASSETS                                                                   553,150              565,570
                                                                         --------------       --------------
       TOTAL ASSETS                                                      $  87,545,655        $  85,566,246
                                                                         ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $   7,861,133        $   9,382,471
  Secured promissory note payable to related party                             750,000              750,000
  Other current liabilities                                                  1,543,885            1,363,108
                                                                         --------------       --------------
       TOTAL CURRENT LIABILITIES                                            10,155,018           11,495,579

DEFERRED GAIN, NET                                                           4,394,852            4,471,955

SECURED PROMISSORY NOTES PAYABLE
 AND OTHER BORROWINGS                                                        1,383,148            1,420,467
DEFERRED INCOME TAX LIABILITY                                                  179,396              146,396
ACCRUED  LEASE  EXPENSES                                                    65,284,987           63,648,995
                                                                         --------------       --------------
       TOTAL LIABILITIES                                                    81,397,401           81,183,392
                                                                         --------------       --------------
SHAREHOLDERS' EQUITY:
  Preferred Stock ($.01 par value; 2,000,000 shares authorized as of
       March 31, 2002 and December 31, 2001; no shares issued )                      0                    0
  Preferred Stock (no par value, 10 shares authorized; 10 shares
       issued as of March 31, 2002 and December 31, 2001)                          100                  100
  Common Stock ($.01 par value; 50,000,000 shares authorized;
       21,370,293 issued; and 20,251,653 outstanding as of
       March 31, 2002 and December 31, 2001)                                   213,702              213,702
  Additional paid-in capital                                                 6,848,796            6,850,046
  Retained earnings (accumulated deficit)                                      248,260           (1,518,390)
  Accumulated other comprehensive loss                                         (60,385)             (60,385)
                                                                         --------------       --------------
                                                                             7,250,473            5,485,073
  Treasury stock (1,118,640 common shares, at cost, as of
       March 31, 2002 and December 31, 2001)                                  (456,271)            (456,271)
  Notes receivable from officers and board members                            (645,948)            (645,948)
                                                                         --------------       --------------
       TOTAL SHAREHOLDERS' EQUITY                                            6,148,254            4,382,854
                                                                         --------------       --------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  87,545,655        $  85,566,246
                                                                         ==============       ==============

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended March 31
                                                                              2002                2001
                                                                         --------------     --------------
POWER GENERATION REVENUES                                                $  14,113,256      $  13,482,891

COSTS AND EXPENSES:
   Operating expenses                                                        5,144,733          4,957,240
   Lease expenses                                                            6,783,380          6,015,022
   General and administrative expenses                                       1,357,879            685,729
   Depreciation and amortization                                               135,971             86,547
                                                                         --------------     --------------
                                                                            13,421,963         11,744,538
                                                                         --------------     --------------

OPERATING INCOME                                                               691,293          1,738,353
                                                                         --------------     --------------

OTHER INCOME (EXPENSE):
   Interest income                                                               9,553             18,784
   Interest expense                                                            (30,499)           (69,303)
   Amortization of deferred gain                                                77,103             77,103
   Sales of NOx emission credits                                             2,428,200              ---
   Other income                                                                  2,000              ---
                                                                         --------------     --------------
                                                                             2,486,357             26,584
                                                                         --------------     --------------

INCOME BEFORE INCOME TAXES                                                   3,177,650          1,764,937

INCOME TAX EXPENSE                                                           1,411,000            777,000
                                                                         --------------     --------------

NET INCOME                                                               $   1,766,650      $     987,937
                                                                         ==============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                    20,251,653         11,406,783
   Diluted                                                                  20,273,141         11,407,990

EARNINGS PER COMMON SHARE:
   Basic                                                                 $        0.09      $        0.09
   Diluted                                                               $        0.09      $        0.09

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended March 31
                                                                              2002               2001
                                                                         --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   1,766,650      $     987,937
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                            135,971             86,547
      Deferred income taxes                                                     33,000             31,000
      Amortization of deferred gain                                            (77,103)           (77,103)
      Accrued power generation revenues                                     (1,635,992)        (1,865,208)
      Accrued lease expenses                                                 1,635,992          1,865,208
      Changes in operating assets and liabilities:
         Increase in receivable from utility                                  (459,926)          (358,169)
         Decrease (increase) in other current assets                            70,583           (594,054)
         Decrease in other assets                                                3,510             19,548
         (Decrease) increase in accounts payable and
           accrued expenses                                                 (1,521,338)           170,345
         Increase in long-term debt to supplier                                    528              1,863
                                                                         --------------     --------------
           Net cash (used in) provided by operating activities                 (48,125)           267,914
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash                                                 (256,558)          (211,503)
  Property, plant and equipment expenditures                                   (41,602)              ---
                                                                         --------------     --------------
           Net cash used in investing activities                              (298,160)          (211,503)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend payments                                                             (1,250)          (172,352)
  Net borrowings (repayments) under working capital loan                       180,249           (143,215)
  Repayment of secured promissory notes payable and
     other borrowings                                                          (37,319)           (37,083)
                                                                         --------------     --------------
           Net cash provided by (used in) financing activities                 141,680           (352,650)
                                                                         --------------     --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (204,605)          (296,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 468,271            307,666
                                                                         --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     263,666      $      11,427
                                                                         ==============     ==============

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION
-------------------------------

Our unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, we have included all adjustments, consisting of normal recurring accruals, which we considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- EARNINGS PER COMMON SHARE
-----------------------------------

We compute our earnings per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", or SFAS No. 128. We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2002 and 2001.

                                                                      Income              Shares             Per Share
                                                                    (Numerator)       (Denominator)           Amounts
                                                                ----------------    ------------------    -------------
Three Months Ended March 31, 2002:
----------------------------------
Income available to shareholders                                    $ 1,766,650            20,251,653           $  .09
Effect of dividends to preferred stockholders                            (1,250)
                                                                ----------------    ------------------    -------------
Basic EPS - income available to common shareholders                   1,765,400            20,251,653              .09
Effect of dilutive securities:
   Assumed exercise of dilutive stock options                                                  21,488
                                                                ----------------    ------------------    -------------
Diluted EPS - income available to common shareholders               $ 1,765,400            20,273,141           $  .09
                                                                ================    ==================    =============

Three Months Ended March 31, 2001:
----------------------------------
Income available to shareholders                                    $   987,937            11,406,783           $  .09
Effect of dividends to preferred stockholders                            (1,250)
                                                                ----------------    ------------------    -------------
Basic EPS - income available to common shareholders                     986,687            11,406,783              .09
Effect of dilutive securities:
   Assumed exercise of dilutive stock options                                                   1,207
                                                                ----------------    ------------------    -------------
Diluted EPS - income available to common shareholders               $   986,687            11,407,990           $  .09
                                                                ================    ==================    =============

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method of accounting. SFAS 141 also broadens the criteria for recording intangibles separate from goodwill and revises certain financial statement disclosures. The acquisition of Microgy in 2001 was accounted for in accordance with SFAS 141.

In June 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 also requires a two-phase process for impairment testing of goodwill. The first phase, which is required to be completed by June 30, 2002, screens for impairment. If necessary, we would be required to complete a second phase by December 31, 2002 to measure the impairment. Any identified impairments would be treated as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 were applied to the goodwill and intangible assets acquired in the Microgy acquisition. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS No. 142 on January 1, 2002 and expect to complete the first phase of our impairment testing during the second quarter of 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We adopted SFAS No. 144 on January 1, 2002 and the adoption of this principle did not have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 amends, among other things, the financial accounting and reporting for extinguishment of debt obligations and certain lease modifications. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with regard to extinguishment of debt obligations and is effective for transactions occurring after May 15, 2002 with regard to certain lease modifications. The remaining provisions are effective for financial statements issued on or after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a significant impact on our financial statements.

NOTE D - GOODWILL AND INTANGIBLE ASSETS
---------------------------------------

Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets". We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $127,563 as of March 31, 2002 and $81,823 as of December 31, 2001. Amortization expense for licensed technology rights was $45,740 for the three months ended March 31, 2002 and $-0- for the three months ended March 31, 2001. The future estimated amortization expense for licensed technology rights is as follows:

          For the year ended December 31,

                2002                                  $    185,500
                2003                                       185,500
                2004                                       185,500
                2005                                       185,500
                2006                                       185,500
          Thereafter                                     2,654,937
                                                    ---------------
               Total                                  $  3,582,437
                                                    ===============

NOTE E - SUBSEQUENT EVENT
-------------------------

On May 2, 2002, Benjamin Brant, a director of Environmental Power Corporation, or EPC, and a former officer of our Microgy subsidiary, granted to EPC a transferable one-year option to purchase 1,802,486 shares of his Common Stock at $0.35 per share. EPC is required to exercise the option to purchase at least 342,857 of such shares by specified times. To the extent any portion of the option expires unexercised, Mr. Brant would grant EPC a transferable right of first refusal for the underlying shares for a 12 month period beginning upon expiration of the option. Mr. Brant also agreed to deliver an additional 197,514 shares of his Common Stock to EPC in satisfaction of an obligation in the amount of $69,129 to Microgy by a company of which Mr. Brant is a principal. Mr. Brant had previously guaranteed this obligation to Microgy under a June 2001 agreement. Mr. Brant also agreed to a 24 month standstill whereby an additional 753,066 shares of his Common Stock would not be sold into the public markets.

On May 3, 2002, EPC exercised options to purchase 120,000 shares of Mr. Brant's Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

We are an independent developer and owner of electrical generating facilities powered by non-commodity fuels and renewable energy sources. Since 1994, we have owned a 22 year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. Scrubgrass sells electricity to Pennsylvania Electric Company, or Penelec, under a 25 year power sales agreement.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use thereof to fuel generation of energy.

In recent years, we also held ownership positions in a 43 megawatt (net) waste-coal fired project in development located in Pennsylvania, known as Milesburg, and a 51 Megawatt (net) waste-coal fired facility located in Utah, known as Sunnyside. Milesburg was involved in protracted litigation with, among others, West Penn Power Company. We settled the Milesburg litigation in 1997 and sold Milesburg to West Penn. We sold Sunnyside in 1994 and, after the sale, the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. The Sunnyside matters were settled in Fiscal 2001 by a payment to us of $1,500,000 and the release of certain contingent liabilities.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three months ended March 31, 2002 with the results of operations for the three months ended March 31, 2001. Unless otherwise indicated, all references to 2002 pertain to the three months ended March 31, 2002 and all references to 2001 pertain to the three months ended March 31, 2001. Fiscal 2002 pertains to the year ending December 31, 2002 and Fiscal 2001 pertains to the year ended December 31, 2001. Historical results and trends which might appear should not be taken as indicative of future operations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note B to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

SALE AND LEASE-BACK ACCOUNTING

Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled us to reacquire Buzzard, then a wholly-owned subsidiary of Scrubgrass Power Corporation, and lease the Scrubgrass facility for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from our consolidated financial statements the gross assets and liabilities of the Scrubgrass facility and reported a gain of $6,785,035 arising from the sale of Scrubgrass. However, due to our anticipated involvement with the lease, we were required to defer our gain over the 22 year minimum lease term, which commenced on June 30, 1994. In connection with the operating lease, we incurred aggregate costs of $3,279,060 to reacquire Buzzard, the lessee of Scrubgrass, and capitalized these costs as the value of our lease rights. The value of our lease rights is also being amortized over the 22 year minimum lease term, which commenced on June 30, 1994.

LEASE EXPENSE RECOGNITION

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22 year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor's specified base rent increases over time and is based on schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As of March 31, 2002, we have an accrued lease expense of $65,284,987 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term.

Our lease expense components, which are discussed in the following paragraphs, consist of:

   o   specified base rent payments calculated on a straight-line basis;
   o   additional rent; and
   o current period adjustments resulting from differences between actual lease billings and projected lease billings.

As noted above, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, equity repayment, base return on equity and related expenses. The lessor's debt service largely consists of debt obligations with variable interest rates. Therefore, in order to calculate future minimum lease payments, we estimate an average interest rate which will be payable in the future for each variable rate debt obligation. Since actual interest rates will differ from these estimates, our actual lease expense reported in future periods will differ from these estimates and the differences may be material.

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

REVENUE RECOGNITION

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting and our financial statements are presented more conservatively. As of March 31, 2002, we have an accrued power generation revenue of $65,284,987 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. In the later years of the power sales agreement, when the power rates are expected to increase, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of March 31, 2002, we have recorded a net deferred income tax liability of $179,121 on our consolidated balance sheet. We have also recorded a valuation allowance of $148,377 against our gross deferred income tax assets as of March 31, 2002, due to uncertainties related to our ability to utilize some of our net operating loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

RESULTS OF OPERATIONS

Net income increased to $1,766,650, or 9 cents per share, for 2002 from $987,937, or 9 cents per share, in 2001. The increase in net income was primarily attributable to an increase in power generation revenues and the sale of NOx emission credits. The effect of these changes was offset in part by increases in:

   o  operating expenses,
   o  general and administrative expenses,
   o  lease expenses, and
   o  income tax expense.

The reasons for the changes in our net results are discussed in more detail in the following paragraphs.

Power generation revenues increased to $14,113,256 for 2002 from $13,482,891 in 2001 and all pertained to Scrubgrass. The increase in power generation revenues during 2002 is primarily attributable to greater output from the Scrubgrass facility and a 5% increase in rates billed to Penelec under the terms of the power sales agreement. Scrubgrass, which operated at 95.4% of its capacity in 2002 as compared to 93.7% for 2001, had improvements in its capacity rate primarily because of fewer unplanned shutdowns to respond to equipment malfunctions and utility curtailments. These increases were partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenues under the power sales agreement which amounted to $1,635,992 in 2002 and $1,865,208 in 2001.

Operating expenses increased to $5,144,733 for 2002 from $4,957,240 in 2001 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

   o higher fuel expense from cost escalations in certain fuel supply agreements;
   o higher fuel expense from changes in fuel mix and the quality of fuel sources;
   o  higher fuel expense from the improvement in facility output;
   o increases in maintenance expense due to differences in the timing of maintenance purchases between periods;
   o  increases in operator fees due to
      contract escalations in the operations and maintenance agreement; and
   o  increases in ash handling charges due primarily to lower quality fuel.

These increases in operating expenses were partially offset by decreases in labor and labor related costs due to fewer employees in 2002 and reductions in employee benefit costs.

Lease expenses increased to $6,783,380 for 2002 from $6,015,022 in 2001 and all pertained to Scrubgrass. The increase in lease expenses during 2002 is primarily attributable to:

   o  increases in scheduled base equity rents;
   o an increase in additional rent paid to the lessor, which amounts to 50 percent of the net available cash flows from Scrubgrass, as a result of increases in available cash flows from Scrubgrass. During 2002, such cash flows included income from sales of NOx emission credits and the benefit of exceptionally low interest rates; and
   o increases in scheduled principal payments for the Scrubgrass debt which were billed to us under the terms of the lease.

These increases in lease expenses were partially offset by:

   o decreases in the lessor's loan costs, which are passed along to us as a lease expense, due to lower average interest rates on the tax exempt bonds and variable rate term loans and reduced outstanding balances on the Scrubgrass debt; and
   o a decrease in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease which amounted to $1,635,992 in 2002 and $1,865,208 in 2001.

General and administrative expenses increased to $1,357,879 for 2002 from $685,729 in 2001. The increase was primarily due to:

   o  Microgy overhead expenses following its acquisition on July 23, 2001;
   o significant expenses related to the Microgy acquisition for post-acquisition integration, business development, and strategic planning; and
   o  increases in our labor force for planned business expansion.

Depreciation and amortization increased to $135,971 for 2002 from $86,547 in 2001. The increase was primarily attributable to depreciation and amortization taken on licensed technology rights and machinery and equipment modifications that were added during the second half of 2001.

Interest expense decreased to $30,499 for 2002 from $69,303 in 2001. The decrease was primarily due to lower variable interest rates and reduced average outstanding balances for Scrubgrass debt. The decrease was partially offset by interest incurred on the $750,000 loan made by Alco Financial Services, LLC in September 2001, which loan is discussed further under Financing Activities.

Sales of NOx emission credits increased to $2,428,200 in 2002 from $-0- in 2001. We received our next award of NOx emission credits in January 2002 for the ozone seasons in 2003 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx emission credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx emission credits in 2002 for $2,428,200. There were no sales of NOx emission credits during 2001.

Income tax expense increased to $1,411,000 for 2002 from $777,000 in 2001. The increase in income tax expense for 2002 is primarily attributable to the increase in pre-tax earnings. The effective income tax rates were approximately 44% for both 2002 and 2001.

Earnings per common share amounted to 9 cents per common share in each of 2002 and 2001. While earnings per common share remained unchanged between such periods, net income increased to $1,766,650 for 2002 from $987,937 in 2001. The increase in net income was diluted by an increase in the weighted average common shares outstanding due to the issuance of additional shares in the second half of 2001 for the acquisition of Microgy.

2002 OUTLOOK

The following forward-looking information concerning our results of operations for Fiscal 2002 is being compared to our historical results of operations for Fiscal 2001:

Power generation revenues are expected to increase in Fiscal 2002 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

Operating expenses are expected to increase in Fiscal 2002 primarily due to:

   o  an escalation in rates for fuel supply agreements;
   o changes in the scope of planned maintenance procedures and facility modifications; and
   o a 5% escalation in operator fees under the terms of the operations and maintenance agreement.

Lease expenses are expected to increase in Fiscal 2002 primarily because:

   o  we have scheduled increases in base equity rent payments; and

   o we expect additional rents paid to the lessor, which amount to 50 percent of the net cash flows from Scrubgrass, will increase due to projected increases in cash flows from Scrubgrass operations.

However, these increases may be partially offset because:

   o we expect lower interest rates on the lessor's tax-exempt bonds and variable rate term loans to lessen the lessor's loan costs that would be billed to us under the terms of the lease;
   o we expect lower outstanding balances for term loans to lessen the lessor's interest costs that would be billed to us under the terms of the lease;
   o we expect the lessor to bill us lower scheduled term loan principal payments pursuant to the terms of the lease; and
   o we expect to have a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

General and administrative expenses are expected to increase during Fiscal 2002 primarily because:

   o we expect to make changes in our work force to seek to develop and accomplish our Microgy business plan;
   o we continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice;
   o Microgy corporate overhead would be included in our results of operations for all of Fiscal 2002 versus approximately five months in Fiscal 2001; and
   o we expect numerous corporate expenses like insurance, office supplies, rent, legal, and travel to increase due to business expansion efforts.

Other income is expected to increase slightly in Fiscal 2002. During Fiscal 2002, we expect to report sales of NOx emission credits of approximately $2.4 million. In Fiscal 2001, we had other income of approximately $2.1 million from the settlement of the Sunnyside litigation.

Excluding the effect of any share issuances or repurchases during Fiscal 2002, our weighted average common shares outstanding would have increased from 14,144,222 shares in Fiscal 2001 to 20,251,653 shares in Fiscal 2002. We expected this increase because our shares issued for the acquisition of Microgy, which were weighted from the date they were issued in Fiscal 2001, were expected to be outstanding for all of Fiscal 2002. This increase is expected to significantly dilute our basic and diluted earnings per common share during Fiscal 2002. However, as discussed in Part II - Item 5, we have repurchased, and expect to repurchase in the future, shares during Fiscal 2002 from Benjamin Brant, a director of EPC and former officer of Microgy. Absent new issuances, the share repurchases from Mr. Brant are expected to reduce our weighted average common shares outstanding in Fiscal 2002 to below the 20,251,653 shares outstanding as of the beginning of Fiscal 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are five recently issued accounting standards which are described in Note C to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We had cash used by operating activities of $48,125 in 2002 and cash provided by operating activities of $267,914 in 2001. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx emission credits and investment earnings.

Our net income during 2002 and 2001 contributed a significant portion of cash to operations. The following non-cash charges and credits, which did not impact our cash flows, need to be considered in order to reconcile our 2002 net income to our net cash used in operating activities.

Depreciation and amortization - During 2002, we recognized amortization for licensed technology rights of $45,740, lease rights of $37,251, and deferred financing costs of $15,527 and depreciation for machinery and equipment modifications of $32,025 and equipment and furniture of $5,428.

Deferred income taxes - Our deferred tax liability increased to $179,396 as of March 31, 2002 from $146,396 as of December 31, 2001. The increase is due to deferred income tax expense reported in 2002.

Deferred gain, net - Our deferred gain, net, decreased to $4,394,852 as of March 31, 2002 from $4,471,955 as of December 31, 2001. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

We also offer the following information to discuss changes in operating assets and liabilities which most notably impacted our cash position during 2002:

Receivable from utility - Our receivable from utility increased to $8,365,790 as of March 31, 2002 from $7,905,864 as of December 31, 2001. The increase was primarily due to more output at the Scrubgrass facility and a 5% increase in rates billed to Penelec under the terms of the power sales agreement.

Other current assets - Our other current assets decreased to $530,390 as of March 31, 2002 from $607,590 as of December 31, 2001. The decrease was largely attributable to seasonal reductions in prepaid insurance.

Accounts payable and accrued expenses - Our accounts payable and accrued expenses decreased to $7,861,133 as of March 31, 2002 from $9,382,471 as of December 31, 2001. The decrease was primarily because:

   o  accrued bond interest due to the lessor decreased by approximately
      $1.2 million largely due to lower average interest rates and shorter bond maturities;
   o accrued lease expenses as of December 31, 2001 included higher scheduled principal payments on the lessor's terms loans; and
   o certain costs which are paid annually during the first quarter and accrued monthly during the calendar year had only three months of expense accrual as of March 31, 2002 versus 12 months of expense accrual as of December 31, 2001.

The decrease in accounts payable and accrued expenses was partially offset by:

   o higher corporate taxes payable as of March 31, 2002 due to increases in taxable earnings during 2002 and because Pennsylvania taxes for Fiscal 2001 were not paid until April 2002;
   o higher scheduled base equity rent and additional rent payments due as of March 31, 2002; and
   o increases in operating expenses included in accounts payable and accrued expenses due primarily to cost escalations in operating agreements.

Investing Activities

Our cash used in investing activities was $298,160 in 2002 and $211,503 in 2001. Our investing activities were concentrated primarily in the following areas:

Restricted cash - We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $252,594 in 2002 and $197,548 in 2001. There were no payments for major equipment overhauls made during 2002 and 2001. The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we are required to make deposits to the restricted major maintenance fund of $92,331 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment - We made property, plant and equipment expenditures of $41,602 during 2002 for office equipment at our corporate headquarters.

Project development activities - We expect to begin the sale and/or development and construction of facilities using Microgy's licensed technology during 2002. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities.

Financing Activities

We had cash provided by financing activities of $141,680 in 2002 and cash used in financing activities of $352,650 in 2001. Our financing activities are concentrated primarily in the following areas:

Related Party Loan - On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC's assets, except for the stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. In April 2002, the principal repayment terms of the loan were modified so that all principal is now due by April 1, 2003. During 2002 and 2001, there were no borrowings or repayments under this loan.

Dividends -Since March 2001, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future. We paid dividends to a preferred stockholder of $1,250 during each of 2002 and 2001. We also had dividends payable of $171,102 as of December 31, 2000, which were declared during the fourth quarter of 2000 and paid on January 10, 2001. As such, we paid aggregate dividends of $1,250 in 2002 and $172,352 in 2001.

Working Capital Loan - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,297,154 as of March 31, 2002 and $1,116,905 as of December 31, 2001. As
discussed below, the Lessee Working Capital Loan Agreement expires in December 2002 and is in the process of being refinanced. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2001 and 2002. We have already met the paydown requirement for this loan during 2002.

Refinancing at Scrubgrass - NEG, the manager of Scrubgrass, continues to be in long-term refinancing discussions with the lending agent for the project. NEG is addressing the following financing matters:

   o  Buzzard's Lessee Working Capital Loan commitment expires in December 2002.
   o Buzzard is expected to require additional working capital beginning in July 2003, when Penelec's contracted payment terms will be extended by 20 days.

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

Scrubgrass Debt Obligations

Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of March 31, 2002 and December 31, 2001:

                                         Balance at       Balance at                               Matures
    Description of the Obligation         3/31/02          12/31/01             Interest Rate      Through
------------------------------------------------------------------------------------------------------------
Buzzard's lease obligations:
   Variable rate tax-exempt bonds       $135,600,000     $135,600,000   Quoted Bond Rates           2012

   Swap rate term loan                    10,185,166       10,669,663   7.6725%                     2005

   Variable rate term loan                 8,028,572        8,344,479   LIBOR + 1.250%              2004
Buzzard's debt obligations:
   Variable rate term loan                   948,428          985,437   LIBOR + 1.250%              2004

   Working capital loan                    1,297,154        1,116,905   LIBOR + 1.250%              2002

Buzzard's lease obligations for the lessor's debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements. Buzzard made principal repayments on its variable rate term loan of $37,319 in 2002 and $37,083 in 2001.

Notes Receivable from Officers and Board Members - We have outstanding notes receivable from officers and board members for shares purchased in connection with stock option plans which amounted to $645,948 as of March 31, 2002 and December 31, 2001. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. The were no borrowing or repayments under these outstanding notes receivable during 2002 and 2001.

Sunnyside Contingent Obligations

We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved a litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for Fiscal 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded in secured promissory notes and other borrowings in our consolidated financial statements.

Cash Flow Outlook

During Fiscal 2002, we expect to principally fund our business activities from available cash balances, investment earnings, proceeds from sales of NOx Credits and additional cash which may become available from Scrubgrass. As discussed in our previous filings, we are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in Fiscal 2002 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions for the foreseeable future.

On March 31, 2002, our unrestricted cash balance decreased to $263,666 from $468,271 as of December 31, 2001. On March 31, 2002, our restricted cash balance increased to $1,271,138 from $1,014,580 as of December 31, 2001. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

As of May 7, 2002, we have received year-to-date distributions from Scrubgrass of $3,321,536 compared to distributions of $298,750 for the same period in 2001. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last two years. Since Scrubgrass is so highly leveraged with variable rate debt, the recent trend of low interest rates and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Further, year-to-date distributions as of May 7, 2002 included a distribution of our revenues from 2002 sales of NOx emission credits from Scrubgrass. Assuming the continuing trends of favorable operations and low interest rates, we expect to receive record levels of distributions from Scrubgrass in Fiscal 2002. Therefore, for the next twelve months, we expect that distributions from Scrubgrass, combined with our current cash balances, would likely be sufficient to fund:

   o  EPC's corporate overhead requirements;
   o Microgy's corporate overhead requirements prior to the development or construction of power projects;
   o repayment of the Alco loan to the extent the loan is not refinanced or replaced.

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

During Fiscal 2002, Microgy plans to commence the sale, development and construction of projects based upon the anaerobic digestion technology licensed to us. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Microgy can offer no assurance that it will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

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

MICROGY HAS EXPERIENCED LOSSES TO DATE AND WE ANTICIPATE IT WILL CONTINUE TO EXPERIENCE LOSSES IN THE FORESEEABLE FUTURE.

Microgy had accumulated losses of approximately $2.6 million from inception in 1999 through March 31, 2002. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

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

WE CURRENTLY RELY ON THE SCRUBGRASS PROJECT FOR ALL OF OUR OPERATING REVENUE.

We own a 22 year leasehold interest that commenced in 1994 in our Scrubgrass project, a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass project, we are dependent on its successful and continued operation experiences. Significant unscheduled shutdowns or large increases in interest rates at Scrubgrass could reduce our cash flows. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

WE DO NOT CONTROL THE MANAGEMENT OF THE SCRUBGRASS PROJECT, OUR PRIMARY REVENUE GENERATING ASSET.

We have a management services agreement with PG&E National Energy Group, or NEG, to manage our Scrubgrass project and a 15-year operations and maintenance agreement with PG&E Operating Services Company to operate the facility. Under the terms of these agreements, there are provisions that limit our participation in the management and operation of the Scrubgrass project. Because we do not exercise control over the operation or management of our Scrubgrass project, decisions may be made, notwithstanding our opposition, that may have an adverse effect on our business.

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

OUR LONG TERM SCRUBGRASS PROJECT POWER SALES AGREEMENT IS SUBJECT TO MARKET CONDITIONS IN ITS LATER YEARS WHICH MAY AFFECT OUR PROFITABILITY.

The Scrubgrass project generates electricity that is sold at rates established under a long-term power sales agreement with Penelec, approved by the Pennsylvania Public Utility Commission. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, low wholesale energy rates during the later years of the power sales agreement would negatively impact our profitability and could affect our financial position.

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

In our development of power projects for ourselves or on behalf of our customers, we will be required to enter into or obtain some or all of the following:

   o  site agreements;
   o  supply contracts;
   o  design/build or other construction related agreements;
   o  power sales contracts;
   o  various co-product sales agreements;
   o  waste disposal agreements;
   o  licenses;
   o  environmental and other permits;

   o  local government approvals; and
   o financing commitments required for the successful completion of development projects.

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

POOR FUEL AND OTHER MATERIALS QUALITY WILL EXPOSE US TO ENVIRONMENTAL LIABILITY AND REDUCE OUR OPERATING RESULTS.

For our Scrubgrass project, we obtain waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass project using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal which supplies the Scrubgrass project. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact our future operating results.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Lease Expense - As a lease cost of the Scrubgrass Project, we are required to fund the lessor's debt service which consists of fixed rate borrowings and borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of the Scrubgrass Project monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the lessor's interest payments for the Scrubgrass Project. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of March 31, 2002, the aggregate outstanding balance of our variable rate debt obligations was $2,245,582. As of March 31, 2002, the aggregate outstanding balance of the lessor's variable rate debt obligations, which are passed along to us as a lease expense, was $143,628,572. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $22,456 and lease expense of $1,436,286. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5.  OTHER INFORMATION

On May 2, 2002, Benjamin Brant, a director of EPC and a former officer of our Microgy subsidiary, granted to EPC a transferable one-year option to purchase 1,802,486 shares of his Common Stock at $0.35 per share. EPC is required to exercise the option to purchase at least 342,857 of such shares by specified times. To the extent any portion of the option expires unexercised, Mr. Brant would grant EPC a transferable right of first refusal for the underlying shares for a 12 month period beginning upon expiration of the option. Mr. Brant also agreed to deliver an additional 197,514 shares of his Common Stock to EPC in satisfaction of an obligation in the amount of $69,129 to Microgy by a company of which Mr. Brant is a principal. Mr. Brant had previously guaranteed this obligation to Microgy under a June 2001 agreement. Mr. Brant also agreed to a 24 month standstill whereby an additional 753,066 shares of his Common Stock would not be sold into the public markets.

On May 3, 2002, EPC exercised options to purchase 120,000 shares of Mr. Brant's Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         (i)      Exhibit 11 - Computation of Earnings Per Share

         (ii) Exhibit 10.74 - Stock Option and Right of First Refusal Agreement dated as of May 2, 2002, by and between Environmental Power Corporation and Benjamin Brant (incorporated by reference to exhibit number 6 to Amendment No. 1 of Form 13D for Benjamin Brant filed on May 13, 2002)

         (iii) Exhibit 10.75 - Escrow Agreement dated as of May 3, 2002, among Environmental Power Corporation, Benjamin Brant and US Bank National Association, as Escrow Agent (incorporated by reference to exhibit number 7 to Amendment No. 1 of Form 13D for Benjamin Brant filed on May 13, 2002)

(b) Reports on Form 8-K

         (i) On May 9, 2002, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated May 6, 2002, which is expected to be included in its 2001 Annual Report to Shareholders.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION


May 14, 2002                          /s/ William D. Linehan
                                    -----------------------------
                                      William D. Linehan
                                      Acting Treasurer and
                                      Acting Chief Financial Officer
                                      (principal accounting officer
                                      and authorized officer)