Form 10-Q
period 2002-06-30
ENVIRONMENTAL POWER CORP
filed 2002-08-13
CIK 805012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                       OR

     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

           One Cate Street 4th Floor, Portsmouth, New Hampshire 03801
                    (Address of principal executive offices)
                                   (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No |_|

                  Number of shares of Common Stock outstanding
                      at August 14, 2002 21,453,109 shares

                      The Exhibit Index appears on Page 36.

                          Total number of pages is 37.

================================================================================

                         ENVIRONMENTAL POWER CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                        Page No.
                                                                      --------
         Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as
         of June 30, 2002 (unaudited) and December 31, 2001 .........      2

         Condensed Consolidated Statements of Operations
         (unaudited) for the Three and Six Months Ended
         June 30, 2002 and June 30, 2001 ............................      3

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the Six Months Ended June 30, 2002
         and June 30, 2001 ..........................................      4

         Notes to Condensed Consolidated Financial
         Statements .................................................     5-8

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............    8-33

         Item 3. Quantitative and Qualitative Disclosures
         About Market Risk ..........................................   33-34


PART II.  OTHER INFORMATION

         Item 5. Other Information ..................................     35

         Item 6. Exhibits and Reports on Form 8-K ...................     36

         Signatures .................................................     37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               June 30                 December 31
                                                                                 2002                     2001
                                                                           -----------------         ----------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                            $        879,309          $       468,271
    Restricted cash                                                               1,588,257                1,014,580
    Receivable from utility                                                       5,978,823                7,905,864
    Other current assets                                                            912,946                  607,590
                                                                           -----------------         ----------------
            TOTAL CURRENT ASSETS                                                  9,359,335                9,996,305

PROPERTY, PLANT  AND  EQUIPMENT, NET                                              1,380,057                  652,830

LEASE RIGHTS, NET                                                                 2,087,001                2,161,503

ACCRUED POWER GENERATION REVENUES                                                66,920,989               63,648,995

GOODWILL                                                                          4,912,866                4,912,866

LICENSED TECHNOLOGY RIGHTS, NET                                                   3,536,189                3,628,177

OTHER ASSETS                                                                        544,343                  565,570
                                                                           -----------------         ----------------

           TOTAL ASSETS                                                    $     88,740,780          $    85,566,246
                                                                           =================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  $      8,276,399          $     9,382,471
    Secured promissory note payable to related party                                750,000                  750,000
    Other current liabilities                                                     2,466,358                1,363,108
                                                                           -----------------         ----------------
          TOTAL CURRENT LIABILITIES                                              11,492,757               11,495,579

DEFERRED GAIN, NET                                                                4,317,750                4,471,955

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                          1,383,148                1,420,467

DEFERRED INCOME TAX LIABILITY                                                       228,115                  146,396

ACCRUED  LEASE  EXPENSES                                                         66,920,989               63,648,995
                                                                           -----------------         ----------------
         TOTAL LIABILITIES                                                       84,342,759               81,183,392
                                                                           -----------------         ----------------

SHAREHOLDERS' EQUITY:
    Preferred Stock ($.01 par value; 2,000,000 shares authorized as of
         June 30, 2002 and December 31, 2001; no shares issued)                           0                        0
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued as of June 30, 2002 and December 31, 2001)                              100                      100
    Common Stock ($.01 par value; 50,000,000 shares authorized;
         21,370,293 issued; and 20,251,653 outstanding as of
         June 30, 2002 and December 31, 2001)                                       213,702                  213,702
    Additional paid-in capital                                                    6,897,253                6,850,046
    Accumulated deficit                                                          (1,494,247)              (1,518,390)
    Accumulated other comprehensive loss                                            (60,385)                 (60,385)
                                                                           -----------------         ----------------
                                                                                  5,556,423                5,485,073

    Treasury stock (1,118,640 common shares, at cost, as of
         June 30, 2002 and December 31, 2001)                                      (512,454)                (456,271)
     Notes receivable from officers and board members                              (645,948)                (645,948)
                                                                           -----------------         ----------------
          TOTAL SHAREHOLDERS' EQUITY                                              4,398,021                4,382,854
                                                                           -----------------         ----------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     88,740,780          $    85,566,246
                                                                           =================         ================


See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended June 30            Six Months Ended June 30
                                                          2002               2001               2002              2001
                                                    ----------------   ---------------    ---------------   ----------------
POWER GENERATION REVENUES                           $    11,977,205    $   12,096,878     $   26,090,461    $    25,579,769
                                                    ----------------   ---------------    ---------------   ----------------

COSTS AND EXPENSES:
     Operating expenses                                   7,469,811         7,529,833         12,614,544         12,487,073
     Lease expenses                                       6,291,677         5,859,101         13,075,057         11,874,123
     General and administrative expenses                    976,662           802,751          2,334,541          1,488,480
     Depreciation and amortization                          136,689            86,564            272,660            173,111
                                                    ----------------   ---------------    ---------------   ----------------
                                                         14,874,839        14,278,249         28,296,802         26,022,787
                                                    ----------------   ---------------    ---------------   ----------------

OPERATING LOSS                                           (2,897,634)       (2,181,371)        (2,206,341)          (443,018)
                                                    ----------------   ---------------    ---------------   ----------------

OTHER INCOME (EXPENSE):
     Interest income                                         12,479            22,960             22,032             41,744
     Interest expense                                       (40,062)          (33,124)           (70,561)          (102,427)
     Amortization of deferred gain                           77,102            77,102            154,205            154,205
     Sales of NOx emission credits                                0               ---          2,428,200                ---
     Other income                                               859         1,677,962              2,859          1,677,962
                                                    ----------------   ---------------    ---------------   ----------------
                                                             50,378         1,744,900          2,536,735          1,771,484
                                                    ----------------   ---------------    ---------------   ----------------

(LOSS) INCOME BEFORE INCOME TAXES                        (2,847,256)         (436,471)           330,394          1,328,466

INCOME TAX BENEFIT (EXPENSE)                              1,104,749           219,000           (306,251)          (558,000)
                                                    ----------------   ---------------    ---------------   ----------------

NET (LOSS) INCOME                                   $    (1,742,507)   $     (217,471)    $       24,143    $       770,466
                                                    ================   ===============    ===============   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                               20,038,591        11,406,783         20,144,423         11,406,783
     Diluted                                             20,159,583        11,406,783         20,216,663         11,406,783

EARNINGS PER COMMON SHARE:
     Basic                                          $         (0.09)   $        (0.02)    $         0.00    $          0.07
     Diluted                                        $         (0.09)   $        (0.02)    $         0.00    $          0.07


See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30
                                                                         2002                  2001
                                                                  ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $        24,143       $       770,466
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
          Depreciation and amortization                                   272,660               173,111
          Deferred income taxes                                            81,719                98,000
          Amortization of deferred gain                                  (154,205)             (154,205)
          Stock Based Compensation                                         49,707
          Accrued power generation revenues                            (3,271,994)           (3,730,422)
          Accrued lease expenses                                        3,271,994             3,730,422
          Changes in operating assets and liabilities:
               Decrease (Increase) in receivable from utility           1,927,041             1,235,085
               Decrease (increase) in other current assets               (318,664)             (718,126)
               Increase in other assets                                     3,407                (5,003)
               (Decrease) increase in accounts payable and
                   accrued expenses                                        (2,821)            1,775,116
               Increase (Decrease) in long-term debt to supplier                0               (96,274)
                                                                  ----------------      ----------------
                     Net cash provided by operating activities          1,882,987             3,078,170
                                                                  ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                          (573,677)             (626,388)
    Acquisition related expenditures                                                           (199,702)
    Property, plant and equipment expenditures                           (802,270)               (1,000)
                                                                  ----------------      ----------------
                   Net cash used in investing activities               (1,375,947)             (827,090)
                                                                  ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                      (2,500)             (173,602)
    Net repayments under working capital loan                                                (1,523,641)
    Purchase of Treasury Stock                                            (56,183)
    Advances on notes receivable from officers                                                 (200,000)
    Repayment of secured promissory notes payable and
         other borrowings                                                 (37,319)              (37,083)
                                                                  ----------------      ----------------
                  Net cash used in financing activities                   (96,002)           (1,934,326)
                                                                  ----------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          411,038              (316,754)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            468,271               307,666
                                                                  ----------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       879,309       $       624,420
                                                                  ================      ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- EARNINGS PER COMMON SHARE

We compute our earnings per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share", or SFAS No. 128. We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.

                                                                    Income            Shares         Per Share
                                                                 (Numerator)      (Denominator)       Amounts
                                                                 -----------       -----------      -----------
Three Months Ended June 30, 2002:
Loss attributable to shareholders                                $(1,742,507)       20,036,591      $      (.09)
Effect of dividends to preferred stockholders of subsidiary           (1,250)
                                                                 -----------       -----------      -----------
Basic and Diluted EPS - Loss attributable to common
shareholders                                                     $(1,743,577)       20,036,591      $      (.09)
                                                                 ===========       ===========      ===========




Three Months Ended June 30, 2001:
Loss attributable to shareholders                                $  (217,471)       11,406,783      $      (.02)
Effect of dividends to preferred stockholders of subsidiary           (1,250)
                                                                 -----------       -----------      -----------
Basic and Diluted EPS - Loss attributable to common
shareholders                                                     $  (218,721)       11,406,783      $      (.02)
                                                                 ===========       ===========      ===========

                                                                    Income            Shares         Per Share
                                                                 (Numerator)      (Denominator)       Amounts
                                                                 -----------       -----------      -----------
Six Months Ended June 30, 2002:
Income attributable to shareholders                              $    24,143        20,144,423      $       .00
Effect of dividends to preferred stockholders of subsidiary           (2,500)
                                                                 -----------       -----------      -----------
Basic EPS - Income attributable to common shareholders                21,643        20,144,423              .00
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                         72,240
                                                                 -----------       -----------      -----------
Diluted EPS - Income attributable to common shareholders         $    24,643        20,216,663      $       .00
                                                                 ===========       ===========      ===========

Six Months Ended June 30, 2001:
Income attributable to shareholders                              $   770,466        11,406,783      $       .07
Effect of dividends to preferred stockholders of subsidiary           (2,500)
                                                                 -----------       -----------      -----------
Basic EPS - Income attributable to common shareholders               767,966        11,406,783              .07
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                         14,627
                                                                 -----------       -----------      -----------
Diluted EPS - Income attributable to common shareholders         $   767,966        11,421,410      $       .07
                                                                 ===========       ===========      ===========


NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method of accounting. SFAS 141 also broadens the criteria for recording intangibles separate from goodwill and revises certain financial statement disclosures. The acquisition of Microgy in 2001 was accounted for in accordance with SFAS 141.

In June 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 also requires a two-phase process for impairment testing of goodwill. The first phase, which screens for impairment, was to be completed by June 30 2002. If necessary, we would be required to complete a second phase by December 31, 2002 to measure the impairment. Any identified impairments would be treated as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 were applied to the goodwill and intangible assets acquired in the Microgy acquisition. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002. The Company assessed the implied fair value of the reporting unit by considering a discounted cash flow analysis. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of January 1, 2002.

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

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets." We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $173,811 as of June 30, 2002 and $81,823 as of December 31, 2001. Amortization expense for licensed technology rights was $45,740 for the three months ended June 30, 2002, $91,988 for the six months ended June 30, 2002 and $-0- for the three and six months ended March 31, 2001. The future estimated amortization expense for licensed technology rights is as follows:

           For the year ended December 31,

                     2002                                   $  185,500
                     2003                                      185,500
                     2004                                      185,500
                     2005                                      185,500
                     2006                                      185,500
               Thereafter                                    2,700,677
                                                            -----------
                    Total                                   $3,628,177
                                                            ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer, owner and/or operator of electrical generating and waste management facilities powered by non-commodity and renewable energy fuels. Since 1994, we have owned a 22 year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. This leasehold interest is held by our subsidiary, Buzzard Power Corporation ("Buzzard"). Scrubgrass sells electricity to Pennsylvania Electric Company, or Penelec, under a 25 year power sales agreement.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use thereof to fuel generation of energy.

In recent years, we have also held ownership positions in a 43 megawatt (net) waste-coal fired project in development located in Pennsylvania, known as Milesburg, and a 51 Megawatt (net) waste-coal fired facility located in Utah, known as Sunnyside. Milesburg was involved in protracted litigation with, among others, West Penn Power Company. We settled the Milesburg litigation in 1997 and sold Milesburg to West Penn. We sold Sunnyside in 1994 and, after the sale; the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. The Sunnyside matters were settled in Fiscal 2001 by a payment to us of $1,500,000 and the release of certain contingent liabilities.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and six months ended June 30, 2002 with the results of operations for the three and six months ended June 30, 2001. Unless otherwise indicated, all references to 2002 pertain to the six months ended June 30, 2002 and all references to 2001 pertain to the six months ended June 30, 2001. Fiscal 2002 pertains to the year ending December 31, 2002 and Fiscal 2001 pertains to the year ended December 31, 2001. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note B to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sale and Lease-Back Accounting

Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled us to reacquire Buzzard, then a wholly-owned subsidiary of Scrubgrass Power Corporation and owner of the right to lease the Scrubgrass facility, for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from our consolidated financial statements the gross assets and liabilities of the Scrubgrass facility and reported a gain of $6,785,035 arising from the sale of Scrubgrass. However, due to our anticipated involvement with the lease, we were required to defer our gain over the 22 year minimum lease term, which commenced on June 30, 1994. In connection with the operating lease, we incurred aggregate costs of $3,279,060 to reacquire Buzzard, the lessee of Scrubgrass, and capitalized these costs as the value of our lease rights. The value of our lease rights is also being amortized over the 22 year minimum lease term, which commenced on June 30, 1994.

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22 year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor's specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As of June 30, 2002, we have an accrued lease expense of $66,920,989 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in non-cash lease expense of $1,636,002 and $3,271,994 for the three and six months ended June 30, 2002, respectively, as compared to $1,865,214 and $3,730,422 for the three and six months ended June 30, 2001, respectively. Environmental Power, which owns 100% of Buzzard's common stock, is not liable for future lease rental payments. The stock of Buzzard is pledged as security and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

Our lease expense components, which are discussed in the following paragraphs, consist of:

     o    specified base rent payments calculated on a straight-line basis;

     o    additional rent; and

     o current period adjustments resulting from differences between actual lease billings and projected lease billings. This accounting is mandated to conform to accounting principles generally accepted in the United States of America.

As noted above, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, scheduled equity repayment, base return on equity and related expenses. The lessor's debt service largely consists of debt obligations with variable interest rates. Therefore, in order to calculate future minimum lease payments, we estimate an average interest rate which will be payable in the future for each variable rate debt obligation. Since actual interest rates will differ from these estimates, our actual lease expense reported in future periods will differ from these estimates and the differences may be material.

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

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PPA, with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting and our financial statements are presented more conservatively. As of June 30, 2002, we have accrued power generation revenue of $66,920,989 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the power sales agreement with Penelec, resulted in non-cash revenues of $1,636,002 and $3,271,994 for the three and six months ended June 30, 2002, respectively, as compared to $1,865,214 and $3,730,422 for the three and six months ended June 30, 2001, respectively. In the later years of the power sales agreement, when power rates are expected to increase we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of June 30, 2002, we have recorded a net deferred income tax liability of $228,115 on our consolidated balance sheet. We have also recorded a valuation allowance of $148,377 against our gross deferred income tax assets as of June 30, 2002, due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our accounting for the acquisition of Microgy. Accordingly, we identified and allocated a value of $3,710,000 to Microgy's licensed technology rights and a value of $4,912,866 to goodwill. The valuation of these intangible assets required us to use significant judgment. On January 1, 2002, we adopted SFAS No. 142, which required us to perform an initial impairment test during 2002 on our acquired intangible assets and goodwill. The Company determined the implied fair value of its reporting unit using a discounted cash flow analysis and compared such value to the reporting unit's carrying amount. This evaluation, completed in June of 2002, indicated that the goodwill in the Microgy reporting unit was not impaired as of January 1, 2002.

Results of Operations

Net income for the six months ended June 30, 2002 amounted to $24,143, or 0.0 cents per share; as compared to net income $770,466, or 7 cents per share; for the six months ended June 30, 2001.

The decrease in net results during the six months ended June 30, 2002 is primarily attributable to an increase in the following:

     o    operating expenses;

     o    lease expenses; and

     o    general expenses.

The effect of these changes was offset in part by an increase in:

     o    power generation revenues;

     o    other income; and

     o    a decrease in income tax expense.

 Net loss for the three months ended June 30, 2002 amounted to $1,742,507, or 9 cents per share; as compared to a net loss of $217,471, or 2 cents per share; for the three months ended June 30, 2001. The decrease in net results during the three months ended June 30, 2002 is primarily attributable to:

     o    a decrease in power generation revenues;

     o    an increase in lease and general and administrative expenses; and

     o    decreased other income.

The effect of these changes was offset in part by a decrease in:

     o    operating expenses; and

     o    an increase in the income tax benefit.

The reasons for these changes in our net results are discussed in more detail in the following sections.

Power generation revenues for the six months ended June 30, 2002 amounted to $26,090,461, as compared to $25,579,769 for the same period in 2001. The increase in power generation revenues during the six months ended June 30, 2002 is primarily attributable to a 5% increase in certain rates billed to Penelec under the terms of the PPA.

This increase was offset in part by a decrease:

     o in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $3,271,994 and $3,730,422 for the six months ended June 30, 2002 and 2001, respectively; and

     o the Scrubgrass Project, which operated at 86.2% of its capacity for the six months ended June 30, 2002 as compared to 86.9% for the same period in 2001, had a slight decrease in power generation during each six month period.

Power generation revenues for the three months ended June 30, 2002 amounted to $11,977,206 as compared to $12,096,878 for the same period in 2001. The decrease in power generation revenues during the three months ended June 30, 2002 is primarily attributable to:

     o a decrease in the non cash revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $1,636,002 and $1,865,214 for the three months ended June 30, 2002 and 2001, respectively.

This decrease was partially offset by an increase in actual revenue billed to Penelec which amounted to $10,341,203 and $10,231,588 for the three months ended June 30, 2002 and 2001, respectively.

     o the Scrubgrass project had its planned annual maintenance outages during the second quarters in both 2002 and 2001. During each of the 2002 and 2001 planned annual maintenance outages, the Scrubgrass plant was inoperative for approximately two and one half weeks, to perform scheduled maintenance procedures; and

     o the Scrubgrass Project incurred unscheduled shutdowns to respond to equipment malfunctions and problems with the fuel having high moisture content during the second quarter of 2002.

Operating expenses for the six months ended June 30, 2002 amounted to $12,614,544, as compared to $12,487,073 for the same period in 2001. The increase in operating expenses during the six months ended June 30, 2002 is primarily attributable to higher fuel costs primarily from cost escalations in certain fuel supply agreements, changes in fuel mix and quality;

Operating expenses for the three months ended June 30, 2002 amounted to $7,469,811 as compared to $7,529,833 for the same period in 2001. The decrease in operating expenses during the three months ended June 30, 2002 is primarily attributable to a bag house air pollution control system replacement in 2001 that did not occur in 2002 and a decrease in benefit rates charged by the plant manager. These decreases were partially offset by increases in fuel costs due to contract escalation and the cost of replacing an economizer unit.

Lease expenses for the three and six months ended June 30, 2002 amounted to $6,291,677 and $13,075,057, respectively, as compared to $5,859,101 and
$11,874,123 for the three and six months ended June 30, 2001, respectively. The increase in lease expenses during the three and six months ended June 30, 2002 is primarily attributable to the following reasons:

     o we incurred scheduled increases in base equity rents paid to the lessor; and

     o the additional rents paid to the lessor, which amount to 50 percent of the net cash flows from the Scrubgrass Project, amounted to $1,412,946 and $3,294,824 for the three and six months ended June 30, 2002, respectively, as compared to $391,657 and $591,656 for the three and six months ended June 30, 2001, respectively.

This overall increase in lease expenses was offset in part by the following decreases in certain other lease expenses during the three and six months ended June 30, 2002:

     o we had a decrease in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $1,636,002 and $3,271,994 for the three and six months ended June 30, 2002, respectively, as compared to $1,865,214 and $3,730,422 for the three and six months ended June 30, 2001, respectively; and

     o the lessor's loan costs, which are passed along to the Company as a lease expense, decreased due to reductions in the following two items:

          o    average variable interest rates; and

          o    outstanding principal balances on term loans.

General and administrative expenses for the three and six months ended June 30, 2002 amounted to $976,662 and $2,334,541, respectively, as compared to $802,751 and $1,488,480 for the three and six months ended June 30, 2001, respectively. The increases in general and administrative expenses during the three and six months ended June 30, 2002 was primarily attributable to increases in most categories as a result of the continued development of efforts to implement the Microgy business plan. These increases were offset in part by decreases in Scrubgrass expenses during the three and six months ended June 30, 2002.

Other income and expense for the three and six months ended June 30, 2002 amounted to $50,378 and $2,536,735, respectively, as compared to $1,744,900 and $1,771,484 for the three and six months ended June 30, 2001, respectively. The other income for the six months ended June 30, 2002 was primarily the result of the sale of NOx emission credits for $2,428,200 during the first quarter of 2002. The other income for the three months ended June 30, 2001 was primarily a result of:

     o    the settlement proceeds of $1,500,000 in the second quarter of 2001;
          and

     o contingent liability release of $177,962 related to the Sunnyside Project as other income during the second quarter of 2001.

Income tax expense amounted to $306,251 and $558,000 for the six months ended June 30, 2002 and 2001, respectively, and income tax benefit amounted to $1,104,749 and $219,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease in income tax expense for the six months ended June 30, 2002 is primarily attributable to a decrease in earnings before taxes. The increase in income tax benefit for the three months ended June 30, 2002 is primarily attributable to an increase in loss before taxes.

The effective income tax rate for the year ended December 31, 2002 ("Fiscal 2002") is currently projected to be approximately 92%, which is higher than the actual tax rate of approximately 45% incurred during the year ended December 31, 2001 ("Fiscal 2002"). Our taxable earnings are significantly concentrated in Pennsylvania during Fiscal 2002, which state carries the highest effective tax rate for the Company. Since we do not consolidate earnings for Pennsylvania state tax purposes, the expenses being incurred to execute the Microgy plan are not deductible in Pennsylvania.

Segment Information - When comparing our results for the six month period ended June 30, 2002 to the comparable period in 2001 it is important to note that Microgy Cogeneration Systems was not part of our results in 2001. We currently have two business segments that are at very different stages of their business cycle.

As previously mentioned, we have owned a 22 year leasehold interest, since 1994 in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. Scrubgrass is a mature business that has generally operated profitably with positive cash flow. Scrubgrass sells electricity to Pennsylvania Electric Company, or Penelec, under a 25 year power sales agreement. Scrubgrass generated revenues of $26,090,461 for the six months ended June 30, 2002 as compared to $25,579,769 for the comparable period in 2001. Scrubgrass net income before consolidation was $1,137,708 for the six month period ended June 30, 2002 as compared to $110,392 for the comparable period in 2001. Additionally, Scrubgrass provided gross cash flows to us of $3,776,536 for the six month period ending June 30, 2002 as compared to $610,232 for the comparable period in 2001.

To properly evaluate the improvement in Scrubgrass net income and cash flow for the six month period ending June 30, 2002 it is important to note an unusual item in 2002. During the first quarter of 2002 we sold $2,428,200 of NOx emission credits; in 2001 there were no sales of NOx emission credits.

Also, EPC in the second quarter of 2001 recognized $1,677,962 as other income that was comprised of proceeds of litigation of $1,500,000 and contingent liability release of $177,962 related to the Sunnyside Project. There was no comparable event in 2002.

Our newest business segment, Microgy Cogeneration Systems is a development stage business, which we expect to build and operate systems that provide waste management and power generation at confined animal operations. As such, it requires EPC to make cash investments in the development and expansion of the business. In the first six months of 2002, our general and administrative expenses for the combination of our corporate overhead and Microgy expansion costs were $1,718,505 as compared to $707,877 for the comparable period in 2001. The 2001 period did not include Microgy costs.

This larger level of spending in the 2002 is one of the major reasons why our net income for the three and six month periods ending June 30, 2002 is lower on a consolidated basis as compared to the same period in 2001.

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

     o we expect to have a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement; and

     o we expect lower outstanding balances for term loans to lessen the lessor's interest costs that would be billed to us under the terms of the lease.

General and administrative expenses are expected to increase during Fiscal 2002 primarily because:

     o we have made and expect to make changes in our work force to seek to develop and accomplish our Microgy business plan;

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

Excluding the effect of any share issuances or repurchases during Fiscal 2002, our weighted average common shares outstanding would have increased from 14,144,222 shares in Fiscal 2001 to 20,251,653 shares in Fiscal 2002. We expected this increase because our shares issued for the acquisition of Microgy, which were weighted from the respective dates they were issued in Fiscal

2001, were expected to be outstanding for all of Fiscal 2002. This increase is expected to significantly dilute our basic and diluted earnings per common share during Fiscal 2002. However, as discussed in Part II - Item 5, we have repurchased, and expect to repurchase in the future, shares during Fiscal 2002 from Benjamin Brant, a director of EPC and former officer of Microgy. Absent new issuances, the share repurchases from Mr. Brant would be expected to reduce our weighted average common shares outstanding in Fiscal 2002 to below the 20,251,653 shares outstanding as of the beginning of Fiscal 2002.

Recently Issued Accounting Standards

There are five recently issued accounting standards which are described in Note C to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

We had cash provided by operating activities of $1,882,987 and $3,078,170 during the six months ended June 30, 2002 and 2001, respectively. During these periods, our only sources of cash from operating activities were operating profits from the Scrubgrass Project, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx Credits and investment earnings.

Our net income during the six months ended June 30, 2002 and 2001 contributed a portion of the cash provided by operations. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income during the six months ended June 30, 2002 to our net cash provided by operating activities:

     o Depreciation and amortization - During the six months ended June 30, 2002, we recognized depreciation and amortization for lease rights of $74,502, deferred financing costs of $31,127, machinery and equipment modifications and equipment and furniture of $75,043.

     o Deferred gain, net - Our deferred gain, net, amounted to $4,317,750 as of June 30, 2002 as compared to $4,471,955 as of December 31, 2001. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

We also offer the following information to discuss changes in our operating assets and liabilities which most notably impacted our cash position during the six months ended June 30, 2002:

     o Receivable from utility - Our receivable from utility relates to the Scrubgrass Project and amounted to $5,978,823 as of June 30, 2002 as compared to $7,905,864 as of December 31, 2001. The decrease in the receivable from utility as of June 30, 2002 is primarily attributable to the scheduled annual outage during the second quarter of 2001, which reduced power generation revenues during this quarter by comparison to the fourth quarter of 2001. This decrease was offset in part by a 5% increase during 2002 of certain contracted rates under the PPA. Power generation revenues are discussed further under "Results of Operations".

     o Other current assets - Our other current assets amounted to $912,946 as of June 30, 2002 as compared to $607,590 as of December 31, 2001. The increase in other current assets is primarily attributable to higher on-hand quantities of fuel inventory and a seasonal increase in prepaid insurance.

Accounts payable and accrued expenses - Our accounts payable and accrued expenses amounted to $8,276,399 as of June 30, 2002 as compared to $9,382,471 as of December 31, 2001. The decrease in accounts payable and accrued expenses is primarily attributable to the following reasons:

     o accrued bond interest due to the lessor decreased largely due to lower average interest rates;

     o accrued lease expenses as of December 31, 2001 included higher scheduled principal payments on the lessor's terms loans;

     o certain costs which are paid annually during the first quarter and accrued monthly during the calendar year had only six months of expense accrual as of June 30, 2002 versus 12 months of expense accrual as of December 31, 2001; and

     o corporate taxes payable decreased from $1,157,066 as of December 31, 2001 to $234,363 as of June 30, 2002.

The aforementioned decreases were offset in part by the following increase in accounts payable and accrued expenses:

     o due to our annual maintenance outage, we incur seasonal increases in operating expenses during the second quarter of each year; and

     o as discussed under Results of Operations, we had other increases in certain operating expenses during 2002 which led to increases in accounts payable and accrued expenses as of June 30, 2002.

Investing Activities

We used $1,375,947 and $827,090 in investing activities during the six months ended June 30, 2002 and 2001, respectively. Our investing activities are concentrated primarily in the following areas:

     o Restricted cash - We are presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. We are also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the six months ended June 30, 2002 and 2001, the balance of the restricted major maintenance fund was increased by scheduled deposits and interest earnings on the deposit of $630,748 and $623,677, respectively. Expenditures for major equipment overhauls during the six months ended June 30, 2002 were $57,050; we did not make expenditures for major equipment overhauls during the six months ended June 30, 2001. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we are required to make deposits to the restricted major maintenance fund of $92,331 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

     o Property, plant and equipment - We made property, plant and equipment expenditures of $393,968 and $1,000 during the six months ended June 30, 2002 and 2001, respectively. The 2002 purchases have been comprised of $41,602 for office equipment at our corporate headquarters and $349,045 for systems installed at our Scrubgrass Plant.

     o Project development activities - We expect to begin the sale and/or development and construction of facilities using Microgy's licensed technology during 2002. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities. During the three month period ended June 30, 2002, we capitalized $408,302 of project development costs. There were no project development costs capitalized during the first quarter of 2002 or in 2001. Project development cost are capitalized once the likelihood of their recovery (for example, through future project's operating earnings or through other reimbursement) is considered probable by management.


Financing Activities

The Company used $96,002 and $1,934,326 in financing activities during the six months ended June 30, 2002 and 2001, respectively. The Company's financing activities are concentrated primarily in the following areas:

     o Related Party Loan - On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC's assets, except for the common stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. In April 2002, the principal repayment terms of the loan were modified so that all principal is now due by April 1, 2003.

     o Dividends - Since March 2001, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future. We paid dividends to a preferred stockholder of Buzzard of $2,500 during each of 2002 and 2001. We also had dividends payable of $171,102 as of December 31, 2000, which were declared during the fourth quarter of 2000 and paid on January 10, 2001. As such, we paid aggregate dividends of $2,500 in 2002 and $173,602 in 2001.

     o Working Capital Loan - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2,318,048 as of June 30, 2002 and $1,116,905 as of December 31, 2001. As discussed below, the Lessee Working Capital Loan Agreement expires in December 2002 and is in the process of being refinanced. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2001 and 2002. We have already met the pay down requirement for this loan during 2002.

     o Refinancing at Scrubgrass - PG&E National Energy Company, NEG the manager of Scrubgrass, continues to be in long-term refinancing discussions with the lending agent for the project. NEG is addressing the financing matter regarding Buzzard's expected requirement for additional working capital beginning in August 2003, when Penelec's contracted payment terms will be extended by 20 days.

NEG has extended the existing Working Capital Loan until December 2006. The terms and conditions of the loan remain the same. NEG is in discussions with Penelec with a proposal to pay Penelec a monthly fee for keeping the contractual payment terms the same rather than extending them by 20 days. Penelec has given an initial indication that they are willing to make this change to the existing contract terms. Should there be delays in finalizing this agreement, our distributions from Scrubgrass may be delayed or reduced. As time passes, there can also be no assurance that the terms of the provisional agreement would not be amended to reflect changes in market conditions.

Scrubgrass Debt Obligations

Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of June 30, 2002 and December 31, 2001:

                                  Balance at    Balance at                       Matures
Description of the Obligation      6/30/02       12/31/01       Interest Rate    Through
-----------------------------      -------       --------       -------------    -------
Buzzard's lease obligations:
   Variable rate tax-exempt
     bonds                      $135,600,000   $135,600,000   Quoted Bond Rates   2012
   Swap rate term loan             9,690,415     10,669,663   7.6725%             2005
   Variable rate term loan         8,028,572      8,344,479   LIBOR + 1.250%      2004

Buzzard's debt obligations:
   Variable rate term loan           948,428        985,437   LIBOR + 1.250%      2004
   Working capital loan            2,318,048      1,116,905   LIBOR + 1.250%      2002

Buzzard's lease obligations for the lessor's debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements. Buzzard made principal repayments on its variable rate term loan of $37,319 in 2002 and $37,083 in 2001.

Notes Receivable from Officers and Board Members - We have outstanding notes receivable from officers and board members for shares purchased in connection with stock option plans which amounted to $645,948 as of June 30, 2002 and December 31, 2001. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. There were no borrowings or repayments under these outstanding notes receivable during 2002 and 2001.

Sunnyside Contingent Obligations

We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for Fiscal 2001.

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

Cash Flow Outlook

During Fiscal 2002, we have to date and expect to principally fund our business activities from available cash balances, investment earnings, proceeds from sales of NOx Credits, additional cash which may become available from Scrubgrass and any equity and/or debt financing we obtain. We are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in Fiscal 2002 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions for the foreseeable future.

On June 30, 2002, our unrestricted cash balance increased to $879,309 from $468,271 as of December 31, 2001. On June 30, 2002, our restricted cash balance increased to $1,588,257 from $1,014,580 as of December 31, 2001. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

As of June 30, 2002, we have received year-to-date distributions from Scrubgrass of $3,776,536 compared to distributions of $610,231 for the same period in 2001. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last two years. Since Scrubgrass is so highly leveraged with variable rate debt, the recent trend of low interest rates and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Assuming the continuing trends of favorable operations and low interest rates, we expect to receive record levels of distributions from Scrubgrass in Fiscal 2002. Therefore, for the next twelve months, we expect that distributions from Scrubgrass combined with our current cash balances will likely be sufficient to fund:

     o    EPC's corporate overhead requirements; and

     o repayment of the Alco loan to the extent the loan is not refinanced or replaced.

In order to continue development of Microgy as planned and provide additional working capital in the event Scrubgrass distributions are less than anticipated, or corporate overhead expenses are greater than anticipated, we are engaging in discussions with various potential sources of debt or equity funding. We may also need to expand our business more rapidly than expected, including our staff and internal systems, if market responses to our Microgy products are greater than our current expectations or we encounter greater obstacles in expanding Microgy. Therefore, we believe it is necessary to explore these possibilities for additional financing. There can be no assurance that such additional financing would be obtained or, if obtained, will be on terms acceptable to us.

During Fiscal 2002, Microgy has commenced the sale and development process and expects to begin construction of projects based upon the anaerobic digestion technology licensed to us. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Microgy can offer no assurance that it will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

Microgy, a company that we recently acquired, has very little operating history from which to evaluate its business and products.

     Microgy was formed in 1999 and is still in the development stage. Microgy intends to develop facilities which use environmentally friendly anaerobic digestion and other technologies to produce bio-energy from animal and organic wastes. Because a large part of our future business is anticipated to involve Microgy's bio-energy projects and Microgy is an enterprise with very little operating history upon which to judge, we are unable to determine whether our investment in Microgy will prove to be profitable.

Microgy has experienced losses to date and we anticipate it will continue to experience losses in the foreseeable future.

     Microgy had accumulated losses due primarily to expenses of business development of approximately $2,772,766 through June 30, 2002. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

We have not completed our plans for deployment of our anaerobic digester technology and therefore, cannot predict its related costs or outlook for profitability.

     The strategic implementation planning necessary to determine our course of action for deployment of our anaerobic digester technology has not been completed. The decision as to whether we will sell, install and operate, or develop and own the related facilities, is expected to be made on a case by case basis. In addition, we do not have experience in, or a basis for, predicting the general and administrative and other costs associated with developing anaerobic digester facilities. Because of this we are unable to determine when or if these facilities will generate a profit. If the organizational, structural, staffing and other overhead costs associated with the anaerobic digester facilities outstrip any profits, the value of your investment will be adversely affected.

If we are unable to obtain needed financing for Microgy's anaerobic digestion bioenergy projects, the valuation of our Microgy investment may be reduced significantly.

     We are considering corporate, project and group financing to fund the cost of any development we may decide to pursue for our anaerobic digestion bioenergy projects. In such event, we are likely to require financing and such financing may be difficult to obtain. If we are unable to obtain such financing, our initial valuation of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on the lender's or investor's review of the financial capabilities of us as well as specific project or projects and other factors, including their assessment of our ability to successfully construct and manage the project.

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

     The company from which we license intellectual property regarding our anaerobic digestion bioenergy products still holds trade secret and other proprietary information that is important to us. Prior to our ownership of Microgy it experienced delays in obtaining and completing information necessary to successfully develop anaerobic digester projects. The inability to readily obtain this information from our licensor could delay our product offerings, make them more expensive to bring to market and reduce the value of your investment.

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

We currently rely on the Scrubgrass Project for all of our operating revenues.

     We own a 22 year leasehold interest that commenced in 1994 in our Scrubgrass Project; a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass Project, we are dependent on its successful and continued operating experiences. Significant unscheduled shutdowns or large increases in interest rates at Scrubgrass could reduce our cash flow. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

We do not control the management of the Scrubgrass Project, our primary revenue generating asset.

     We have a management services agreement with PG&E National Energy Group to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E Operating Services to operate the facility. Under the terms of these agreements, there are provisions that limit our participation in the management and operation of the Scrubgrass Project. Because we do not exercise control over the operation or management of the Scrubgrass Project, decisions may be made, notwithstanding our opposition that may have an adverse effect on our business.

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

     Our Buzzard subsidiary is leveraged with variable rate and fixed rate debt obligations. Should market interest rates rise significantly, our operating results will be adversely impacted.

Our long term Scrubgrass Project power purchase agreement is subject to market conditions in its later years which may affect our profitability.

     The Scrubgrass Project generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, approved by the Pennsylvania Public Utility Commission. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, low wholesale energy rates during the later years of the power purchase agreement would negatively impact our profitability and could affect our financial position.

Payment terms on our Scrubgrass Project will change in 2003 and, if our working capital is not increased to satisfy the change, our cash available for other uses will be significantly limited.

     In 2003, the payment schedule on our power purchase agreement will be modified to allow Penelec more time to pay us for the power that we produce. This will reduce our working capital and could limit our ability to service our debt or allocate resources to other projects.

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

     The performance of our renewable energy technologies is dependent on the availability of certain waste resources to produce the raw energy and meet performance standards in the generation of power or fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to efficiently operate and generate income. As a result, our revenue and financial condition will be materially and negatively affected. We cannot be sure that waste resources will be available in the future for free or at a price that make them affordable for our waste-to-energy technologies.

Our reliance on licenses, agreements and business alliances links our fate to the fate of these businesses, of which we cannot predict or control.

     We intend to rely on a network of various licenses, agreements and alliances with other businesses to provide important technologies and services for our businesses. Specifically, we rely on third party companies for the operation and maintenance of our Scrubgrass facility and for the technology upon which we base our proposed anaerobic digester projects. The termination of any of these or other material license, agreement or business alliance will have a detrimental impact on the success of one or all projects or categories of projects and negatively impact our revenue. We cannot predict or control the fate of these other businesses on which we rely.

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

     Our failure to accomplish any of these objectives could materially increase the cost or prevent the successful completion of development projects and incur the loss of any investment made. These events could adversely affect our business and results of operations.

System failure of our power generation projects will reduce our revenue.

     Whether we have sold our facilities to customers or continue to own them, our revenue and performance under various agreements will depend on the efficient and uninterrupted operation of our bioenergy plants and systems, including automated control systems. Any system failure that causes interruptions in our operations in facilities that we have sold but continue to manage could have an adverse effect on our business and results of operations. Also, any system failure that causes interruptions in facilities that we own could have a material adverse effect on our business, results of operations and financial condition. As we expand our operations, there will be increased stress placed upon hardware and information traffic management systems. There can be no assurance that we will not experience system failures. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Our systems and operations will also face contamination due to the actions of farmers and others who may have access to our sites. We do not presently have redundant systems or a formal disaster recovery plan to mitigate the risk of losses that may occur. There can also be no assurance that any business interruption or property and casualty insurance that we would carry in the future would be sufficient to compensate for any losses that may occur.

Scheduled and unscheduled shutdowns of our power generation projects will reduce our revenue.

     Our Scrubgrass Project and any future power generation projects we develop will experience both scheduled and unscheduled shutdowns. Periodically, power generation projects incur scheduled shutdowns in order to perform maintenance procedures to equipment that cannot be performed while the equipment is operating. Occasionally, our power generation projects may also incur unscheduled shutdowns and be required to temporarily cease operation or to operate at reduced capacity levels following the detection of equipment malfunctions, or following minimum generation orders received by the utility. During periods when these projects shut down or are operating at reduced capacity levels, we may incur losses due to reduced operating revenue and due to additional costs that may be required to complete any maintenance procedures.

Our power generation entities expose us to significant liability that our insurance cannot cover.

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

     For our Scrubgrass facility, we obtain waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal which supplies the Scrubgrass power generation facility. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact our future operating results.

The composition of effluents from our anaerobic digester facilities is not certain and may expose us to liability.

     We do not have experience in blending the wastes that will occur in our anaerobic digester facilities. Such blends could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and co products, all of which could harm our financial condition.

Our sale of power into unregulated and retail markets will likely subject our revenue to large swings or prolonged depression of prices.

     Electricity is a commodity available from a large amount of sources with no pricing control. When we sell power under long term supply contracts or into the unregulated wholesale and retail markets, we will be subject to very competitive pricing pressures and market risks. Low energy rates would negatively impact the Company's profitability and could adversely affect our financial condition. Currently, we sell or have agreed to sell all of our power under existing long term contracts. We are not certain of what form our future contracts will take. The form of future contracts could subject us to unforeseen risks.

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

If we violate performance guarantees granted to Penelec we will be required to provide them with an incentive payment.

     Our agreement for the sale of power to Penelec contains a provision that requires our Scrubgrass facility to provide Pennsylvania Electric Company a certain percentage of its average output over a given period of time. If we do not comply with this performance guarantee, we will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on our financial condition.

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

     Our Scrubgrass facility and many of our planned bio-energy projects may or do produce power for sale to the electric grid. As such, the sale of this power may come under the regulations of various state public utility commissions. These commissions set the price tariffs under which energy can be sold or purchased and they set the design standards for the interconnection of power producing equipment with the electric power grid. Most of our power projects where electricity is sold to the grid will come under regulation by these commissions. These regulations may impede or delay the process of approving and implementing our projects. Substantial delays may materially affect our financial condition.

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

     In order for us to enter into the anaerobic digester market we will be required to hire and retain highly skilled employees and independent contractors. It is anticipated that such persons may be difficult to locate and engage. If we are not successful in hiring and retaining qualified persons, our entrance into the anaerobic digester market will not likely be successful and the value of your investment will be impaired.

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

As of June 30, 2002, the aggregate outstanding balance of our variable rate debt obligations was $4,016,476. As of June 30, 2002, the aggregate outstanding balance of the lessor's variable rate debt obligations, which are passed along to us as a lease expense, was $143,628,572. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $40,165 and lease expense of $1,436,286. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

On May 3, 2002, EPC exercised options to purchase 120,000 shares of Mr. Brant's Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph. In addition, on each of May 17, 2002, June 25, 2002 and July 12, 2002, EPC made a monthly exercise of the option to purchase 20,260 shares, or 60,780 shares in aggregate. We also entered into a letter agreement dated July 11, 2002 (the "Brant Letter Agreement") with Mr. Brant. The Brant Letter agreement permits us to exercise the remaining portion of the option during a sixty day period ending September 9, 2002 (`the "Special Period") at the reduced exercise price of $0.25 per share provided that the exercise is for at least one million of the 1,621,706 remaining option shares. Mr. Brant also agreed that an additional 50,000 shares he owns would be subject to the option during the Special Period. Accordingly, during the Special Period we have an option to repurchase between 1,000,000 and 1,671,706 shares of our Common Stock from Mr. Brant at a price of $0.25 per share.

On August 13, 2002, we issued 790,000 units in a private placement at a price of $1.00 per unit, or $790,000, in the aggregate. Each unit consists of one share of newly issued common stock and one share of treasury common stock. An aggregate of 1,580,000 shares were sold as part of the units, including 790,000 shares from treasury. As a result, our outstanding shares of common stock increased from 19,873,109 to 21,453,109. The securities sold in the private placement were not registered under the Securities Act of 1933 and were offered and sold in the United States pursuant to an applicable exemption from the registration requirements. The proceeds of the private placement are expected to be used for working capital and general corporate purposes, including development of Microgy's business.

ITEM 6.  Exhibits And Reports On Form 8-K

(a)    Exhibits

       (i)    Exhibit 11 - Computation of Earnings Per Share.

       (ii) Exhibit 10.76 - Letter agreement dated July 11, 2002 relating to the Stock Option and right of First Refusal Agreement dated as of May 2, 2002, by and between the Company and Benjamin Brant. (Incorporated by reference to Exhibit 8 filed with Amendment No. 2 to the Schedule 13D of Benjamin Brant filed on July 22, 2002).

       (iii) Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

       (iv) Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(b)    Reports on Form 8-K

       (i) On May 6, 2003, the Registrant disclosed pursuant to Regulation FD a Letter to Shareholders of Environmental Power Corporation ("POWR"), dated May 6, 2002 to be included in the 2001 Annual Report to shareholders.

       (ii) On June 4, 2002, the Registrant disclosed pursuant to Regulation FD a Letter to Shareholders of Environmental Power Corporation ("POWR"), dated May 30, 2002, to be included in First Quarter 2002 brochure to shareholders.

       (iii) On June 4, 2002, the Registrant disclosed pursuant to Regulation FD excerpts describing the business of Environmental Power ("POWR"), to be included in the 2001 Annual Report to shareholders.

       (iv) On June 25, 2002, the Registrant disclosed pursuant to Regulation FD information contained in an Investor Fact Sheet

       (v) On June 26, 2002, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power has been named as 15th among New Hampshire's top 100 public companies by BusinessNH Magazine for 2002 in their June issue.

       (vi) On July 11, 2002, the Registrant disclosed pursuant to Regulation FD a press release announcing a letter of intent agreement with Wisconsin farmers to build anaerobic digesters.

       (vii) On July 29, 2002, the Registrant disclosed pursuant to Regulation FD a press release announcing the highlights of our annual stockholders meeting held in Boston Massachusetts on July 25th 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 14, 2001                           /s/ R. Jeffrey Macartney
                                          ------------------------------------
                                          R. Jeffrey Macartney
                                          Treasurer and
                                          Chief Financial Officer
                                          (principal accounting officer
                                          and authorized officer)