Form 10-Q
period 2002-09-30
ENVIRONMENTAL POWER CORP
filed 2002-11-13
CIK 805012

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  September 30, 2002
                                  ----------------------------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from    __________________ to _________________

       Commission file number                         0-15472
                             ---------------------------------------------------

                         Environmental Power Corporation
             (Exact name of registrant as specified in its charter)

                   Delaware                                    04-2782065
       (State or other jurisdiction of              (IRS Employer Identification
        incorporation or organization)                            No.)

          One Cate Street 4/th/ Floor, Portsmouth, New Hampshire 03801
                    (Address of principal executive offices)
                                   (Zip code)

                                 (603) 431-1780
               Registrant's telephone number, including area code

  ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                  Number of shares of Common Stock outstanding

                     at November 13, 2002 21,892,579 shares

                      The Exhibit Index appears on Page 39.

                          Total number of pages is 42.
================================================================================

                         ENVIRONMENTAL POWER CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                     Page No.
                                                                                   --------
     Item 1. Financial Statements:

     Condensed Consolidated Balance Sheets as
     of September 30, 2002 (unaudited) and December 31, 2001                           2

     Condensed Consolidated Statements of Operations (unaudited)
     for the Three and Nine Months Ended September 30, 2002 and
     September 30, 2001                                                                3

     Condensed Consolidated Statements of Cash Flows (unaudited)
     for the Nine Months Ended September 30, 2002 and September 30, 2001               4

     Notes to Condensed Consolidated Financial Statements.                           5-9

     Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                             9-35

     Item 3. Quantitative and Qualitative Disclosures About Market Risk               35

     Item 4. Controls and Procedures                                                  36


PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                                37

     Item 4. Submission of Matters to a Vote of Security Holders                      37

     Item 5. Other Information                                                        38

     Item 6. Exhibits and Reports on Form 8-K                                         39

     Signatures                                                                     40-42

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         September 30               December 31
                                                                                             2002                      2001
                                                                                       -----------------         -----------------
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $         596,900         $         468,271
    Restricted cash                                                                              923,842                 1,014,580
    Receivable from utility                                                                    8,620,084                 7,905,864
    Other current assets                                                                         701,664                   607,590
                                                                                       -----------------         -----------------
            TOTAL CURRENT ASSETS                                                              10,842,490                 9,996,305

PROPERTY, PLANT AND EQUIPMENT, NET                                                               934,164                   652,830

LEASE RIGHTS, NET                                                                              2,049,750                 2,161,503

ACCRUED POWER GENERATION REVENUES                                                             68,556,991                63,648,995

GOODWILL                                                                                       4,912,866                 4,912,866

LICENSED TECHNOLOGY RIGHTS, NET                                                                3,489,433                 3,628,177

OTHER ASSETS                                                                                     431,596                   565,570
                                                                                       -----------------         -----------------
           TOTAL ASSETS                                                                $      91,217,290         $      85,566,246
                                                                                       =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                              $       7,713,352         $       9,382,471
    Secured promissory note payable to related party                                             750,000                   750,000
    Other current liabilities                                                                  2,097,260                 1,363,108
                                                                                       -----------------         -----------------
          TOTAL CURRENT LIABILITIES                                                           10,560,612                11,495,579

DEFERRED GAIN, NET                                                                             4,240,647                 4,471,955

SECURED PROMISSORY NOTES PAYABLE
    AND OTHER BORROWINGS                                                                       1,383,148                 1,420,467
DEFERRED INCOME TAX LIABILITY                                                                    184,556                   146,396
ACCRUED LEASE EXPENSES                                                                        68,556,991                63,648,995
                                                                                       -----------------         -----------------
         TOTAL LIABILITIES                                                                    84,925,954                81,183,392
                                                                                       -----------------         -----------------

SHAREHOLDERS' EQUITY:
    Preferred Stock ($.01 par value; 2,000,000 shares authorized as of
         September 30, 2002 and December 31, 2001, respectively; no shares issued)                     0                         0
    Preferred Stock (no par value, 10 shares authorized; 10 shares
         issued as of September 30, 2002 and December 31, 2001, respectively)                        100                       100
    Common Stock ($.01 par value; 50,000,000 shares authorized;
         22,410,293 and 21,370,293 issued; and 21,912,839 and 20,251,653
         outstanding as of September 30, 2002 and December 31, 2001)                             224,103                   213,702
    Additional paid-in capital                                                                 7,665,601                 6,850,046
    Accumulated deficit                                                                         (618,409)               (1,518,390)
    Accumulated other comprehensive loss                                                         (60,385)                  (60,385)
                                                                                       -----------------         -----------------
                                                                                               7,211,010                 5,485,073

    Treasury stock (497,454 and 1,118,640 common shares, at cost, as of
         September 30, 2002 and December 31, 2001)                                              (273,726)                 (456,271)
     Notes receivable from officers and board members                                           (645,948)                 (645,948)
                                                                                       -----------------         -----------------
          TOTAL SHAREHOLDERS' EQUITY                                                           6,291,336                 4,382,854
                                                                                       -----------------         -----------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      91,217,290         $      85,566,246
                                                                                       =================         =================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended September 30              Nine Months Ended Septemebr 30
                                                    2002                   2001                   2002                   2001
                                             -------------------   --------------------    -------------------   ------------------
POWER GENERATION REVENUES                    $        14,683,232   $         13,914,475    $        40,773,693   $       39,494,244
                                             -------------------   --------------------    -------------------   ------------------

COSTS AND EXPENSES:
     Operating expenses                                5,564,303              5,292,285             18,178,847           17,779,358
     Lease expenses                                    5,332,121              5,988,593             18,407,178           17,862,716
     General and administrative expenses               1,774,198              1,101,420              4,108,740            2,589,900
     Depreciation and amortization                       136,719                111,870                409,379              284,981
                                             -------------------   --------------------    -------------------   ------------------
                                                      12,807,341             12,494,168             41,104,144           38,516,955
                                             -------------------   --------------------    -------------------   ------------------

OPERATING INCOME (LOSS)                                1,875,891              1,420,307               (330,451)             977,289
                                             -------------------   --------------------    -------------------   ------------------

OTHER INCOME (EXPENSE):
     Interest income                                      12,350                 17,944                 34,382               59,688
     Interest expense                                    (41,355)               (43,047)              (111,916)            (145,474)
     Amortization of deferred gain                        77,103                 77,103                231,308              231,308
     Sales of NOx emission credits                             0                    ---              2,428,200                  ---
     Other income                                              0                 32,723                  2,859            1,710,685
                                             -------------------   --------------------    -------------------   ------------------
                                                          48,098                 84,723              2,584,833            1,856,207
                                             -------------------   --------------------    -------------------   ------------------

 INCOME BEFORE INCOME TAXES                            1,923,989              1,505,030              2,254,382            2,833,496

INCOME TAX EXPENSE                                    (1,048,150)              (583,000)            (1,354,401)          (1,141,000)
                                             -------------------   --------------------    -------------------   ------------------

NET INCOME                                   $           875,839   $            922,030    $           899,981   $        1,692,496
                                             ===================   ====================    ===================   ==================


OUTSTANDING:
     Basic                                            20,600,872             15,547,945             20,298,245           12,802,339
     Diluted                                          20,707,675             17,063,405             20,382,005           13,322,677

EARNINGS PER COMMON SHARE:
     Basic                                   $              0.04   $               0.06    $              0.04   $             0.13
     Diluted                                 $              0.04   $               0.05    $              0.04   $             0.13

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended September 30
                                                                         2002                  2001
                                                                   ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $        899,981      $      1,692,496
    Adjustments to reconcile net income to net cash
       Provided by (used in) operating activities:
          Depreciation and amortization                                     409,379               284,981
          Deferred income taxes                                              38,160                52,000
          Amortization of deferred gain                                    (231,308)             (231,308)
          Non-cash & Stock Based Compensation                                49,706                 3,916
          Accrued power generation revenues                              (4,907,996)           (5,595,636)
          Accrued lease expenses                                          4,907,996             5,595,636
          Changes in operating assets and liabilities:
               Increase in receivable from utility                         (714,220)             (716,219)
               Increase in other current assets                            (113,593)             (241,532)
               Decrease (Increase) in other assets                          107,244                (6,754)
               (Decrease) increase in accounts payable and
                   accrued expenses                                      (1,669,119)              303,984
               Decrease in long-term debt to supplier                             0               (94,411)
                                                                   ----------------      ----------------
                     Net cash provided by (used in)
                        operating activities                             (1,223,770)            1,047,153
                                                                   ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (Increase) in restricted cash                                   90,738              (217,927)
    Acquisition related expenditures                                                             (210,465)
    Property, plant and equipment expenditures                             (393,967)               (1,000)
                                                                   ----------------      ----------------
                  Net cash used in investing activities                    (303,229)             (429,392)
                                                                   ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                        (3,750)             (174,852)
    Private Placement Common Stock                                          780,000
    Net borrowings (repayments) under working capital loan                  734,152              (662,794)
    Sale of Treasury Stock                                                  182,545
    Proceeds from short-term note payable                                                         750,000
    Advances on notes receivable from officers                                                   (200,000)
    Repayment of secured promissory notes payable and
         other borrowings                                                   (37,319)              (76,974)
                                                                   ----------------      ----------------
                  Net cash generated (used) in financing activities       1,655,628              (364,620)
                                                                   ----------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            128,629              (253,141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              468,271               307,666
                                                                   ----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $        596,900      $        560,807
                                                                   ================      ================

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation ("EPC") and its subsidiaries (collectively the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- EARNINGS PER COMMON SHARE

We compute our earnings per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share," or SFAS No. 128. We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001.

                                                                      Income            Shares      Per Share
                                                                    (Numerator)     (Denominator)    Amounts
                                                                   -------------    -------------   ---------
Three Months Ended September 30, 2002:
--------------------------------------
Income available to shareholders                                   $    875,839       20,600,872
Effect of dividends to preferred stockholders of subsidiary              (1,250)
                                                                   ------------     ------------    ---------
Basic EPS - Income attributable to common shareholders                  874,589       20,600,872    $    0.04
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                          106,803
                                                                   ------------     ------------    ---------
Diluted EPS - Income attributable to common shareholders           $    874,589       20,707,675    $    0.04

Three Months Ended September 30, 2001:
--------------------------------------
Income attributable to shareholders                                $    922,030       15,547,945
Effect of dividends to preferred stockholders of subsidiary              (1,250)
                                                                   ------------     ------------    ---------
Basic EPS - Income attributable to common shareholders
                                                                        920,780       15,547,945    $    0.06
Effect of dilutive securities:
     Assumed conversion of preferred stock                                             1,483,205
     Assumed exercise of dilutive stock options                                           32,255
                                                                   ------------     ------------    ---------
Diluted EPS - Income attributable to common shareholders           $    920,780       17,063,405    $     .05
                                                                   ============     ============    =========

                                                                      Income            Shares      Per Share
                                                                    (Numerator)     (Denominator)    Amounts
                                                                   -------------    -------------   ---------
Nine Months Ended September 30, 2002:
-------------------------------------
Income attributable to shareholders                                $   899,981        20,298,245
Effect of dividends to preferred stockholders of subsidiary             (3,750)
                                                                   -----------       -----------    ---------
Basic EPS - Income attributable to common shareholders                 896,231        20,298,245         0.04
Effect of dilutive securities:
     Assumed exercise of dilutive stock options                                           83,761
                                                                   -----------       -----------    ---------
Diluted EPS - Income attributable to common shareholders           $   896,230        20,382,005    $    0.04
                                                                   ===========       ===========    =========

Nine Months Ended September 30, 2001:
-------------------------------------
Income attributable to shareholders                                $ 1,692,496        12,802,339
Effect of dividends to preferred stockholders of subsidiary             (3,750)
                                                                   -----------       -----------    ---------
Basic EPS - Income attributable to common shareholders               1,688,746        12,802,339         0.13
Effect of dilutive securities:
     Assumed conversion of preferred stock                                               499,835
     Assumed exercise of dilutive stock options                                           20,503
                                                                   -----------       -----------    ---------
Diluted EPS - Income attributable to common shareholders           $ 1,688,746        13,322,677    $    0.13
                                                                   ===========       ===========    =========

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling of interest method of accounting. SFAS 141 also broadens the criteria for recording intangibles separate from goodwill and revises certain financial statement disclosures. The acquisition of Microgy in 2001 was accounted for in accordance with SFAS 141.

In June 2001, The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 also requires a two-phase process for impairment testing of goodwill. The first phase, which screens for impairment, was completed by June 30 2002. If necessary, we would be required to complete a second phase by December 31, 2002 to measure the impairment. Any identified impairments would be treated as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 were applied to the goodwill and intangible assets acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002. The Company assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of January 1, 2002.

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

NOTE D - GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to SFAS No. 142 "Goodwill and Other Intangible Assets." We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $220,567 as of September 30, 2002 and $81,823 as of December 31, 2001. Amortization expense for licensed technology rights was $46,756 for the three months ended September 30, 2002, $138,744 for the nine months ended September 30, 2002 and $-0- for the three and nine months ended September 30, 2001. The future estimated amortization expense for licensed technology rights is as follows:

      For the year ended December 31,

            2002                             $  185,500
            2003                                185,500
            2004                                185,500
            2005                                185,500
            2006                                185,500
      Thereafter                              2,700,677
                                           ------------
           Total                             $3,628,177
                                           ============

NOTE E - SEGMENT INFORMATION

The Company manages and evaluates its operations in two reportable business segments: Scrubgrass project and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those business technologies. Financial data for reportable business segments is as follows:

                                                    Scrubgrass
                                                     Project          Microgy         Other       Consolidated
                                                   ------------------------------------------------------------
Three Months Ended September 30, 2002:
--------------------------------------
Power generation revenues                           14,683,232             --              --      14,683,232
Pre-tax income                                       3,026,709       (897,902)       (204,818)      1,923,989

Three Months Ended September 30, 2001:
--------------------------------------
Power generation revenues                           13,914,475             --              --      13,914,475
Pre-tax income                                       2,163,022       (137,041)       (520,951)      1,505,030

                                                    Scrubgrass
                                                     Project          Microgy         Other       Consolidated
                                                   ------------------------------------------------------------
Nine Months Ended September 30, 2002:
-------------------------------------
Power generation revenues                           40,773,693             --              --      40,773,693
Pre-tax income                                       4,562,581     (2,039,837)       (268,362)      2,254,382
Identifiable assets                                 82,065,756      8,494,181         657,353      91,217,290

Nine Months Ended September 30, 2001:
-------------------------------------
Power generation revenues                           39,494,244             --              --      39,494,244
Pre-tax income                                       2,350,414       (137,041)        620,123       2,833,496
Identifiable assets                                 73,809,797      6,873,543       2,286,793      82,970,133

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

Microgy's product is expected to provide U.S. farmers with a profitable solution to an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require U.S. farmers to implement changes to their current waste management. While Microgy is seeking to help the farmers meet their waste management needs with a profitable investment, we are also seeking to produce renewable energy. Similar to the waste management issue many states have either passed or may be in the process of reviewing legislation requiring utilities to have a certain percentage of their power from renewable sources. This places Microgy in the unique position of having a profitable solution to assist farmers in solving a waste management problem, while at the same time providing a new renewable energy source for utilities. Microgy represents a substantial portion of the future potential growth of Environmental Power and as such we are investing substantially all our available resources, both financial and human capital, to take advantage of what we believe is a first mover advantage.

In recent years, we have also held ownership positions in a 43 megawatt (net) waste-coal fired project in development located in Pennsylvania, known as Milesburg, and a 51 Megawatt (net) waste-coal fired facility located in Utah, known as Sunnyside. Milesburg was involved in protracted litigation with, among others, West Penn Power Company. We settled the Milesburg litigation in 1997 and sold Milesburg to West Penn. We sold Sunnyside in 1994 and, after the sale; the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. The Sunnyside matters were settled in Fiscal 2001 by a payment to us of $1,500,000 and the release by the purchasers of certain contingent liabilities of the company.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares the Company's results of operations for the three and nine months ended September 30, 2002 with the results of operations for the three and nine months ended September 30, 2001. Unless otherwise indicated, all references to 2002 pertain to the nine months ended September 30, 2002 and all references to 2001 pertain to the nine months ended September 30, 2001. Fiscal 2002 pertains to the year ending December 31, 2002 and Fiscal 2001 pertains to the year ended December 31, 2001. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains "forward-looking statements," as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "may," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results and events to differ materially from those indicated by the forward looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

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

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22 year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor's specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As of September 30, 2002, we have a deferred lease expense of $68,556,991 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in non-cash lease expense of $1,636,002 and $4,907,996 for the three and nine months ended September 30, 2002, respectively, as compared to $1,865,214 and $5,595,636 for the three and nine months ended September 30, 2001, respectively. Environmental Power, which owns 100% of Buzzard's common stock, is not liable for future lease rental payments. The stock of Buzzard is pledged as security and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

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

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PPA, with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting. As of September 30, 2002, we have accrued power generation revenue of $68,556,991 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the power sales agreement with Penelec resulted in non-cash revenues of $1,636,002 and $4,907,996 for the three and nine months ended September 30, 2002, respectively, as compared to $1,865,214 and $5,595,636 for the three and nine months ended September 30, 2001, respectively. In the later years of the power sales agreement, when the power rates are expected to increase, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of September 30, 2002, we have recorded a net deferred income tax liability of $184,556 on our consolidated balance sheet. We have also recorded a valuation allowance of $148,377 against our gross deferred income tax assets as of September 30, 2002, due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our accounting for the acquisition of Microgy. Accordingly, we identified and allocated a value of $3,710,000 to Microgy's licensed technology rights and a value of $4,912,866 to goodwill. The valuation of these intangible assets required us to use significant judgment. On January 1, 2002, we adopted SFAS No. 142, which required us to perform an initial impairment test during 2002 on our acquired intangible assets and goodwill. The Company determined the implied fair value of its reporting unit using a discounted cash flow analysis and compared such value to the reporting unit's carrying amount. This evaluation, completed in June of 2002, indicated that the goodwill in the Microgy reporting unit was not impaired as of January 1, 2002.

Results of Operations

Net income for the three months ended September 30, 2002 amounted to $875,839 or 4 cents per share (basic and diluted), as compared to net income of $922,030, or 6 cents per share (basic) and 5 cents per share (diluted), for the three months ended September 30, 2001. The decrease in net results during the three months ended September 30, 2002 is primarily attributable to:

   . an increase in operating, general and administrative expenses; . decreased other income; and
   . higher income tax expense.

The effect of these changes was offset in part by a decrease in:

   . lease expenses; and
   . an increase in power generation revenues.

Net income for the nine months ended September 30, 2002 amounted to $899,981 or 4 cents per share (basic and diluted); as compared to net income $1,692,496, or 13 cents per share (basic and diluted) for the nine months ended September 30, 2001. The decrease in net results during the nine months ended September 30, 2002 is primarily attributable to an increase in the following:

   . operating expenses;
   . income tax expense;
   . lease expenses; and
   . general expenses.

The effect of these changes was offset in part by an increase in:

   . power generation revenues; and
   . other income.

The reasons for these changes in our net results are discussed in more detail in the following sections.

Revenues for the three and nine months ended September 30:
Power generation revenues for the three months ended September 30, 2002 amounted to $14,683,232 as compared to $13,914,475 for the same period in 2001. The increase in power generation revenues during the three months ended September 30, 2002 is primarily attributable to:

   . a 5% increase in certain rates billed to Penelec under the terms of the
     PPA.
   . the plant operating at a higher capacity factor of 98.1% in 2002 compared to 95.2% in 2001.

This increase was offset in part by a decrease:

   . in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $1,636,002 and $1,865,214 for the three months ended September 30, 2002 and 2001, respectively.

Power generation revenues for the nine months ended September 30, 2002 amounted to $40,773,693, as compared to $39,494,244 for the same period in 2001. The increase in power generation revenues during the nine months ended September 30, 2002 is primarily attributable:

   . to a 5% increase in certain rates billed to Penelec under the terms of the
     PPA; and
   . the plant operating at a higher capacity factor of 90.4% in 2002 compared to 89.7% in 2001.

This increase was offset in part by a decrease:

   . in the revenue recorded as a result of the straight-line accounting treatment of certain revenues under the PPA which amounted to $4,907,996 and $5,595,636 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses for the three and nine months ended September 30:
Operating expenses for the three months ended September 30, 2002 amounted to $5,564,303 as compared to $5,292,285 for the same period in 2001. The increase in operating expenses during the three months ended September 30, 2002 is primarily attributable to:

   . higher fuel costs primarily from cost escalations in certain fuel supply agreements.

Operating expenses for the nine months ended September 30, 2002 amounted to $18,178,847, as compared to $17,779,358 for the same period in 2001. The increase in operating expenses during the nine months ended September 30, 2002 is primarily attributable to:

   . higher fuel costs primarily from cost escalations in certain fuel supply agreements.

Lease expenses for the three and nine months ended September 30:
Lease expenses for the three and nine months ended September 30, 2002 amounted to $5,332,121 and $18,407,178, respectively, as compared to $5,988,593 and
$17,862,716 for the three and nine months ended September 30, 2001, respectively.

   The decrease in lease expenses during the three months ended September 30, 2002 is primarily attributable to the following reasons:

     . The lessor's loan costs, which are passed along to the Company as a lease expense, decreased due to the reductions in the following two items:
           .  average variable interest rates; and
           .  outstanding principle balances on term loans.
     .  we incurred lower additional rents paid to the lessor.

   The increase in lease expenses during the nine months ended September 30, 2002 is primarily attributable to the following reasons:

        . we incurred scheduled increases in base equity rents paid to the lessor; and
        . the additional rents paid to the lessor, which amount to 50 percent of the net cash flows from the Scrubgrass Project, amounted to $3,769,824 for the nine months ended September 30, 2002, as compared to $1,357,878 for nine months ended September 30, 2001.

This overall increase in lease expenses was offset in part by the following decreases in certain other lease expenses during the nine months ended September 30, 2002:

    . we had a decrease in lease expenses recorded as a result of the straight-line accounting treatment of certain lease expenses under the Scrubgrass lease which amounted to $4,907,996 for nine months ended September 30, 2002, as compared to $5,595,636 for the nine months ended September 30, 2001; and
    . the lessor's loan costs, which are passed along to the Company as a lease expense, decreased due to reductions in the following two items:
            .   average variable interest rates; and
            .   outstanding principal balances on term loans.

General and administrative expenses for the three and nine months ended September 30:
General and administrative expenses for the three and nine months ended September 30, 2002 amounted to $1,774,198 and $4,108,740, respectively, as compared to $1,101,420 and $2,589,900 for the three and nine months ended September 30, 2001, respectively. The increases in general and administrative expenses during the three and nine months ended September 30, 2002 were primarily attributable to increases in most categories as a result of the continued efforts to implement the Microgy business plan.

Other income and expenses for the three and nine months ended September 30:
Other income and expense for the three and nine months ended September 30, 2002 amounted to $48,098 and $2,584,833, respectively, as compared to $84,723 and $1,856,207 for the three and nine months ended September 30, 2001, respectively. The other income for the three months ended September 30, 2002 was primarily a result of the amortization of the deferred gain from our 1990 sale of Scrubgrass Power Corporation. The other income for the nine months ended September 30, 2002 was primarily the result of the sale of NOx emission credits for $2,428,200 during the first quarter of 2002.

Income tax expense for the three and nine months ended September 30:
Income tax expense amounted to, $1,048,150 and $583,000 for the three months ended September 30, 2002 and 2001 respectively, and, $1,354,401 and $1,141,000 for the nine months ended September 30, 2002 and 2001 respectively. The increase in income tax expense for the three and nine months ended September 30, 2002 is primarily attributable to an increase in our Pennsylvania state tax due to higher pre-tax earnings at our Scrubgrass Power Facility.

The effective income tax rate for year ended December 31, 2002 ("Fiscal 2002") is currently projected to be approximately 60%, which is higher than the actual tax rate of approximately 45% incurred during the year ended December 31, 2001 ("Fiscal 2001"). Our taxable earnings are significantly concentrated in Pennsylvania during Fiscal 2002, which state carries the highest effective tax rate for the Company. Since we cannot consolidate earnings for Pennsylvania state tax purposes, the expenses being incurred to execute the Microgy plan are not deductible in Pennsylvania.

Segment Information:
When comparing our results for the nine month period ended September 30, 2002 to the comparable period in 2001 it is important to note that Microgy Cogeneration Systems was not part of our results until July 23, 2001. We have three business subsidiaries that affected our consolidated results for the periods ending September 30, 2002 and 2001. Each of these subsidiaries is at very different stages of their business life cycle.

1. Scrubgrass:
As previously mentioned, we have owned a 22 year leasehold interest since 1994 in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. Scrubgrass is a mature business that has generally operated profitably with positive cash flow. Scrubgrass sells electricity to Pennsylvania Electric Company, or Penelec, under a 25 year power sales agreement. Scrubgrass generated revenues of $40,773,693 for the nine months ended September 30, 2002 as compared to $39,494,244 for the comparable period in 2001. Scrubgrass pre-tax income before consolidation was $4,562,581 for the nine month period ended September 30, 2002 as compared to $2,350,414 for the comparable period in 2001. Additionally, Scrubgrass provided gross cash flows to us of $3,776,536 for the nine month period ending September 30, 2002 as compared to $1,341,407 for the comparable period in 2001.

To properly evaluate the improvement in Scrubgrass net income and cash flow for the nine month period ending September 30, 2002, it is important to note an unusual item in 2002. During the first quarter of 2002 we sold $2,428,200 of NOx emission credits; in 2001 there were no sales of NOx emission credits. Year to date as of September 30, 2002 the plant is operating at 90.4% capacity compared to 89.7% for 2001.

2. Sunnyside (discontinued segment in 2001):
Also, we recognized $1,677,962 in the second quarter of 2001, as other income that was comprised of proceeds of litigation of $1,500,000 and contingent liability release of $177,962 related to the Sunnyside Project. There was no comparable event in 2002. Sunnyside no longer has active operations.

3. Microgy:
In our newest subsidiary, Microgy Cogeneration Systems, which we acquired in 2001, we expect to build and operate systems that provide waste management and power generation at confined animal operations. As a development stage company, it requires EPC to make cash investments in the development and expansion of the business. For the nine months ended September 30, 2002 Microgy had a pre-tax loss of $2,039,837 as compared to $137,041 for the same period in 2001. The increase in the pre-tax loss of $1,902,796 is attributable to implementing the Microgy business plan and Microgy only being part of our operations for two of the nine months in during the same nine month period in 2001. These costs are incurred as we work with farms on agreements to install our product, work with power companies to whom the farms will sell power, with project financing sources to secure financing for the projects and construction and engineering companies to build the projects.

This larger level of spending in the 2002 is one of the major reasons why our net income for the three and nine month periods ending September 30, 2002 is lower on a consolidated basis as compared to the same period in 2001.

2002 Outlook

The following forward-looking information concerning our results of operations for Fiscal 2002 is being compared to our historical results of operations for Fiscal 2001:

Power generation revenues are expected to increase in Fiscal 2002 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement and increased production. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

Operating expenses are expected to increase in Fiscal 2002 primarily due to:

     .    an escalation in rates for fuel supply agreements;
     . changes in the scope of planned maintenance procedures and facility modifications; and
     . a 5% escalation in operator fees under the terms of the operations and maintenance agreement

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

However, these increases may be partially offset because:

     . we expect the lessor to bill us lower scheduled loan principal payments pursuant to the terms of the lease;
     . we expect to have a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement; and
     . we expect lower outstanding balances for term loans to lessen the lessor's interest costs that would be billed to us under the terms of the lease.

General and administrative expenses are expected to increase during Fiscal 2002 primarily because:

     . we have made and expect to make changes in our work force to seek to develop and accomplish our Microgy business plan;

     . we continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice;
     . Microgy corporate overhead will be included in our results of operations for all of Fiscal 2002 versus for approximately five months in Fiscal 2001; and
     . we expect numerous corporate expenses like insurance, office supplies, rent, legal, and travel to increase due to business expansion efforts.

Other income will increase slightly in Fiscal 2002. During Fiscal 2002, we will report sales of NOx emission credits of approximately $2.4 million. In Fiscal 2001, we had other income of approximately $2.1 million from the settlement of the Sunnyside litigation.

Excluding the effect of any share issuances or repurchases during Fiscal 2002, our weighted average common shares outstanding were expected to increase from 14,144,222 shares in Fiscal 2001 to 20,251,653 shares in Fiscal 2002. We expected this increase because our shares issued for the acquisition of Microgy, which were weighted from the respective dates they were issued in Fiscal 2001, were expected to be outstanding for all of Fiscal 2002. This increase is expected to significantly dilute our basic and diluted earnings per common share during Fiscal 2002. However, as discussed in Part II - Item 5, we have repurchased, and expect to repurchase in the future, shares during Fiscal 2002 from Benjamin Brant, a former director of EPC and former officer of Microgy. Additionally, we have issued 1,040,000 new shares and sold an additional 1,040,000 shares from treasury in a private placement transaction on August 13 and September 19. As a result our outstanding common stock was 21,912,839 shares as of November 14, 2002. Absent further new issuances or new share repurchases from Mr. Brant after November 14, 2002, we would expect our weighted average common shares outstanding in Fiscal 2002 to be approximately 21,700,104 shares.

Recently Issued Accounting Standards

There are five recently issued accounting standards which are described in Note C to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

We had cash provided by (used in) operating activities of ($1,223,770) and $1,047,153 during the nine months ended September 30, 2002 and 2001, respectively. During these periods, our only sources of cash from operating activities were operating profits from the Scrubgrass Project, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx Credits and investment earnings.

Our net income during the nine months ended September 30, 2002 and 2001 contributed a portion of the cash provided by operations. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income during the nine months ended September 30, 2002 to our net cash provided by operating activities:

     . Depreciation and amortization - During the nine months ended September 30, 2002, we recognized depreciation for machinery and equipment modifications and equipment and furniture of $112,633 and amortization for lease rights of $111,753, deferred financing costs of $46,249 and license technology rights of $138,744.

     . Deferred gain, net - Our deferred gain, net, amounted to $4,240,647 as of September 30, 2002 as compared to $4,471,955 as of December 31, 2001. The decline is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years.

We also offer the following information to discuss changes in our operating assets and liabilities which most notably impacted our cash position during the nine months ended September 30, 2002:

     . Receivable from utility - Our receivable from utility relates to the Scrubgrass Project and amounted to $8,620,084 as of September 30, 2002 as compared to $7,905,864 as of December 31, 2001. The increase in the receivable from utility as of September 30, 2002 is primarily attributable to the scheduled annual outage during the fourth quarter of 2001, which reduced power generation revenues during that quarter by comparison to the third quarter of 2002 which had no scheduled outages. Also a 5% increase during 2002 of certain contracted rates under the PPA contributed to the increase. Power generation revenues are discussed further under "Results of Operations".

     . Other current assets - Our other current assets amounted to $701,664 as of September 30, 2002 as compared to $607,590 as of December 31, 2001. The increase in other current assets is primarily attributable to a seasonal increase in prepaid insurance. This increase was partially offset by a decrease in on hand fuel inventories.

Accounts payable and accrued expenses - Our accounts payable and accrued expenses amounted to $7,713,352 as of September 30, 2002 as compared to $9,382,471 as of December 31, 2001. The decrease in accounts payable and accrued expenses is primarily attributable to the following reasons:

     . accrued bond interest due to the lessor decreased largely due to the timing of bond maturities;

     . certain costs which are paid annually during the first quarter and accrued monthly during the calendar year had only nine months of expense accrual as of September 30, 2002 versus 12 months of expense accrual as of December 31, 2001.

The aforementioned decreases were offset in part by the following increase in accounts payable and accrued expenses:

     . corporate taxes payable increased from $1,157,066 as of December 31, 2001 to $1,304,571 as of September 30, 2002.

Investing Activities

We used $303,229 and $429,392 in investing activities during the nine months ended September 30, 2002 and 2001, respectively. Our investing activities are concentrated primarily in the following areas:

     . Restricted cash - We are presently required to make scheduled deposits to a restricted major maintenance fund relating to the Scrubgrass Project to ensure that funds are available in the future for scheduled major equipment overhauls. We are also allowed to spend restricted cash to fund the cost of major equipment overhauls subject to certain restrictions. During the nine months ended September 30, 2002 and 2001, the balance of the restricted major maintenance fund was increased by scheduled deposits and interest earnings on the deposit of $821,061 and $633,485, respectively. Expenditures for major equipment overhauls were $911,799 and $415,460 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we are required to make deposits to the restricted major maintenance fund of $92,331 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.


     . Property, plant and equipment - We made property, plant and equipment expenditures of $393,967 and $1,000 during the nine months ended September 30, 2002 and 2001, respectively. The 2002 purchases have been comprised of $44,922 for office equipment at our corporate headquarters and $349,045 for systems installed at our Scrubgrass Plant.

Project development activities - We expect to begin development activities during 2002 relating to the construction and sale of facilities using Microgy's licensed technology. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities. During the three month period ended June 30, 2002, we capitalized $408,302 of project development costs. There were no project development costs capitalized during the first quarter of 2002 or in 2001. Project development costs were capitalized once the likelihood of their recovery (for example, through future project's operating earnings or through other reimbursement) is considered probable by management. During the third quarter we determined that the financing structures of our projects may require us to provide a certain level of equity or debt financing to of the project. This would mean that we would not recover our indirect capitalized cost for some indefinite period. Due to this change in circumstances surrounding the recovery period of our indirect capitalized cost, we feel it is not appropriate to capitalize expenses at this time. In the quarter ending September 30, 2002 we did not capitalize any project expenses and reversed the $408,302 that we had capitalized in the quarter ending June 30, 2002.

Financing Activities

The Company's financing activities provided $1,655,628 and used ($364,620) in financing activities during the nine months ended September 30, 2002 and 2001, respectively. The Company's financing activities are concentrated primarily in the following areas:

     . Related Party Loan - On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC's assets, except for the common stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. In April 2002, the maturity date of the loan was extended from September 14, 2002 to April 1, 2003.

     . Dividends -Since March 2001, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future. We paid dividends to a preferred stockholder of Buzzard of $3,750 during each of 2002 and 2001. We also had dividends payable of $171,102 as of December 31, 2000, which were declared during the fourth quarter of 2000 and paid on January 10, 2001. As such, we paid aggregate dividends of $3,750 in 2002 and $174,852 in 2001.

     . Current Working Capital Loan - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,948,950 as of September 30, 2002 and $1,116,905 as of December 31, 2001. The Lessee Working Capital Loan Agreement has been extended six years until in December 2006. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2001 and 2002. We have already met the pay down requirement for this loan during 2002.

     . Increased Working Capital Loan Requirement - During most of 2002, PG&E National Energy Company, or NEG, the manager of Scrubgrass has been in refinancing discussions with the lending agent for the project. Under the terms of the project documents, NEG is not only a project participant but is also the manager of the project with sole responsibility and authority for discussions with project lenders. As of the quarter ending September 2002, NEG's credit rating was downgraded by the rating agencies. This may make loan refinancing more difficult, even though the debt has recourse only to the Scrubgrass project. NEG continues to address the financing matter regarding Buzzard's expected requirement for additional working capital beginning in August 2003, when Penelec's contracted payment terms will be extended by 24 days. NEG was in discussions with Penelec regarding paying a fee to them rather than extending the payment terms. Subsequently Penelec has decided not to change the existing agreement which will extend the payment terms in 2003. The lender which recently approved an extension of the existing $4 million working capital loan facility until 2006 was also approached to increase the facility to $8 million to accommodate the change in the Penelec payment terms. The lender has decided not to increase the loan amount to accommodate this change. NEG is considering other alternatives including possible factoring of the increased receivable, extending payables and bringing in a new lending institution for either the whole working capital requirement or the increased portion.

Scrubgrass Debt Obligations

Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of September 30, 2002 and December 31, 2001:


                                         Balance at      Balance at                               Matures
    Description of the Obligation         9/30/02         12/31/01           Interest Rate        Through
-------------------------------------- --------------- ---------------- ----------------------  -----------
Buzzard's lease obligations:

   Variable rate tax-exempt bonds        $135,600,000     $135,600,000      Quoted Bond Rates       2012

   Swap rate term loan                      9,195,664       10,669,663      7.6725%                 2005

   Variable rate term loan                  8,028,572        8,344,479      LIBOR + 1.250%          2004

Buzzard's debt obligations:

   Variable rate term loan                    948,428          985,747      LIBOR + 1.250%          2004

   Working capital loan                     1,948,950        1,116,905      LIBOR + 1.250%          2006


Buzzard's lease obligations for the lessor's debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements. Buzzard made principal repayments on its variable rate term loan of $37,319 in 2002 and $202,826 in 2001.

Notes Receivable from Officers and Board Members - We have outstanding notes receivable from officers and board members for shares purchased in connection with stock option plans which amounted to $645,948 as of September 30, 2002 and December 31, 2001. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. There were no borrowings or repayments under these outstanding notes receivable during 2002 and 2001.

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

Cash Flow Outlook

During Fiscal 2002, we have to date and/or expect to principally fund our business activities from available cash balances, investment earnings, and proceeds from sales of NOx Credits, additional cash which may become available from Scrubgrass and any equity and/or debt financing we obtain. We are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in Fiscal 2002 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions for the remainder of 2002.

On September 30, 2002, our unrestricted cash balance increased to $596,900 from $468,271 as of December 31, 2001. On September 30, 2002, our restricted cash balance decreased to $923,842 from $1,014,580 as of December 31, 2001. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

As of September 30, 2002, we have received year-to-date distributions from Scrubgrass of $3,776,536 compared to distributions of $1,341,407 for the same period in 2001. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last two years. Since Scrubgrass is leveraged with variable rate debt, the recent trend of low interest rates and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Assuming the continuing trends of favorable operations and low interest rates, we expect to receive record levels of distributions from Scrubgrass in Fiscal 2002 and for the plant to continue to operate and produce power revenues at record levels in 2003.

As a result of the power contract originally negotiated between the parties in 1987, Penelec's payment terms will automatically be extended in June of 2003 from the current 23 business days after month end to 47 business days after month end. As a result, Buzzard will incur a need for increased working capital. In the event no additional credit accommodation is arranged for the increased working capital requirements at the Scrubgrass plant, our cash flow for 2003 may not be sufficient to fund:

     .    EPC's historic corporate overhead requirements;
     .    taxes;
     .    continued expansion of the Microgy business plan; and
     . repayment of the Alco loan to the extent the loan is not refinanced or replaced.

As discussed above under Refinancing at Scrubgrass, we are working with NEG, the manager of the plant, to develop solutions to our increased working capital requirements. Also as detailed below we are soliciting interest with various potential sources of debt or equity funding. Assuming that we are able to implement a solution to support our increased working capital needs and/or are successful in raising additional debt or equity funding, we should have sufficient cash flow to support:

     .    EPC's historic corporate overhead requirements;
     .    taxes; and
     . repayment of the Alco loan to the extent the loan is not refinanced or replaced.

During the quarter ended September 30, 2002, we raised $1,040,000 before expenses, in a private placement of an aggregate of 2,080,000 shares of our common stock, including 1,040,000 treasury shares. However, our existing sources of cash are not adequate to implement our current business plan for Microgy. In order to continue development of Microgy as planned and provide additional working capital in the event Scrubgrass distributions are less than anticipated, or corporate overhead expenses are greater than anticipated, we are exploring various potential sources of debt or equity funding. We may also need to expand our business more rapidly than expected, including our staff and internal systems, if market responses to our Microgy products are greater than our current expectations or we encounter greater obstacles in expanding Microgy. Therefore, we believe it is necessary to explore these possibilities for additional financing. There can be no assurance that such additional financing would be obtained or, if obtained, will be on terms acceptable to us.

During Fiscal 2002, Microgy has commenced the development process relating to the construction and sale of projects based upon the anaerobic digestion technology licensed to us. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, or equity or other financing. Microgy can offer no assurance that it will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

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

     Microgy had accumulated losses due primarily to expenses of business development of approximately $3,131,927 through September 30, 2002. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

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

     The company from which we license intellectual property regarding our anaerobic digestion bioenergy products still holds trade secret and other proprietary information that is important to us. Prior to our ownership of Microgy, it experienced delays in obtaining and completing information necessary to successfully develop anaerobic digester projects. The inability to readily obtain this information from our licensor could delay our product offerings, make them more expensive to bring to market and reduce the value of your investment.

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

         We do not have experience in blending the wastes that will occur in our anaerobic digester facilities. Such blends could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and co-products, all of which could harm our financial condition.

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

         The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long sales cycle and decision-making process. Delays in the parties' decision-making process are outside of our control and may have a negative impact on our cost of sales, receipt of revenue and sales projections. We estimate that it can take from nine months to a year or more to obtain decisions and to negotiate and close these complex agreements.

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

As of September 30, 2002, the aggregate outstanding balance of our variable rate debt obligations was $3,647,378. As of September 30, 2002, the aggregate outstanding balance of the lessor's variable rate debt obligations, which are passed along to us as a lease expense, was $143,628,572. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $36,474 and lease expense of $1,436,286. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Item 4. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

On August 13, 2002, we issued 790,000 units in a private placement at a price of $1.00 per unit, or $790,000, in the aggregate. Each unit consists of one share of newly issued common stock and one share of treasury common stock. An aggregate of 1,580,000 shares were sold as part of the units issued on August 13, including 790,000 shares from treasury. As a result, our outstanding shares of common stock increased from 19,873,359 to 21,453,359.

On September 19, 2002, we issued an additional 250,000 units in such private placement at a price of $1.00 per unit, or $250,000, in the aggregate. An aggregate of 500,000 shares were sold as part of the units issued on September 19, including 250,000 shares from treasury. As a result, our outstanding shares of common stock further increased from 21,412,839 to 21,912,839.

The securities sold in the private placement were not registered under the Securities Act of 1933 and were offered and sold in the United States pursuant to an applicable exemption from the registration requirements. The proceeds of the private placement are expected to be used for working capital and general corporate purposes, including development of Microgy's business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At our 2002 Annual Meeting of Stockholders, held on July 25, 2002, the following actions were submitted to a vote of security holders:

     1. Our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Number of Shares
         Elected Director                           For           Withheld
         ----------------                           ---           --------
         Joseph E. Cresci                       15,234,325         69,787
         Donald A. Livingston                   15,284,325         19,787
         Peter J. Blampied                      15,284,325         19,787
         Robert I. Weisberg                     15,284,325         19,787
         Thomas Matthews                        15,284,325         19,787
         Herman Brubaker                        15,284,325         19,787
         Jessie J. Knight, Jr.                  15,284,325         19,787
         August Schumacher, Jr.                 15,284,325         19,787

On August 30, 2002, Herman Brubaker resigned from the Board for personal reasons.

          2. Our stockholders approved the adoption of the Corporation's 2002 Director Option Plan. The results of the voting were as follows:

             Result                                       Number of Shares
             ------                                       ----------------
             For .......................................      2,621,539
             Against ...................................        278,776
             Abstain ...................................         55,429

          3. Our stockholders ratified the reappointment of the firm of Deloitte & Touche LLP as independent auditors of the Corporation for the fiscal year ending December 31, 2002. The results of the voting were as follows:

             Result                                       Number of Shares
             ------                                       ----------------
             For .......................................     15,114,540
             Against ...................................        136,056
             Abstain ...................................         53,516

ITEM 5.   Other Information

On May 2, 2002, Benjamin Brant, a former director of EPC and a former officer of our Microgy subsidiary, granted to EPC a transferable one-year option to purchase 1,802,486 shares of his Common Stock at $0.35 per share. EPC is required to exercise the option to purchase at least 342,857 of such shares by specified times. To the extent any portion of the option expires unexercised, Mr. Brant would grant EPC a transferable right of first refusal for the underlying shares for a 12 month period beginning upon expiration of the option. Mr. Brant also agreed to deliver an additional 197,514 shares of his Common Stock to EPC in satisfaction of an obligation in the amount of $69,129 to Microgy by a company of which Mr. Brant is a principal. Mr. Brant had previously guaranteed this obligation to Microgy under a June 2001 agreement. Mr. Brant also agreed to a 24 month standstill whereby an additional 753,066 shares of his Common Stock would not be sold into the public markets.

On May 3, 2002, EPC exercised options to purchase 120,000 shares of Mr. Brant's Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph. In addition, on each of May 17, 2002, June 25, 2002 July 12, 2002, August 26, September 18, and October 16, EPC made a monthly exercise of the option to purchase 20,260 shares, or 121,560 shares in aggregate.

We also entered into a letter agreement dated July 11, 2002 (the "Brant Letter Agreement") with Mr. Brant. The Brant Letter agreement permitted us to exercise the remaining portion of the option during a ninety day period ending September 9, 2002 (`the "Special Period") at the reduced exercise price of $0.25 per share provided that the exercise is for at least one million of the 1,621,706 remaining option shares. Mr. Brant also agreed that an additional 50,000 shares he owns would be subject to the option during the Special Period. Accordingly, during the Special Period, we had the right to repurchase between 1,000,000 and 1,671,706 shares of our Common Stock from Mr. Brant at a price of $0.25 per share. We did not exercise such right during the Special Period and the right expired on September 9, 2002. Accordingly, our option continues at an exercise price of $0.35 per share.

ITEM 6. Exhibits And Reports On Form 8-K

(a) Exhibits

     (i)     Exhibit 11 - Computation of Earnings Per Share.

     (ii) Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.(S)1350.

     (iii) Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.(S)1350.

(b) Reports on Form 8-K

     (i) On August 15, 2002, the Registrant disclosed pursuant to Regulation FD a Letter to Shareholders of Environmental Power Corporation ("POWR"), dated August 15, 2002 to be included in the Second Quarter 2002 brochure to shareholders.

     (ii) On August 15, 2002, the Registrant disclosed pursuant to regulation FD an earnings release of Environmental Power Corporation ("POWR"), dated August 15, 2002.

     (iii) On October 15, 2002, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation ("POWR") had signed a memorandum of understanding with Vermont Public Power Supply Authority (VPPSA) for the construction, sale and operation of anaerobic digester/electric generation facilities in New England and New York

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

November 13, 2002                                /s/ R. Jeffrey Macartney
                                                 -------------------------------
                                                 R. Jeffrey Macartney
                                                 Treasurer and
                                                 Chief Financial Officer
                                                 (principal accounting officer
                                                 and authorized officer)

                           SECTION 302 CERTIFICATIONS

I, Joseph E. Cresci, certify that:

     1.   I have reviewed this quarterly report of Environmental Power
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          . designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

          . evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          . presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          . all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          . any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ Joseph E. Cresci
          --------------------
          Joseph E. Cresci
          Chief Executive Officer
          November 13, 2002

I, R. Jeffrey Macartney, certify that:

     1.   I have reviewed this quarterly report of Environmental Power
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          . designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

          . evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          . presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          . all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          . any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ R. Jeffrey Macartney
          ------------------------
          R. Jeffrey Macartney
          Chief Financial Officer
          November 13, 2002