Form 10-K
period 2002-12-31
ENVIRONMENTAL POWER CORP
filed 2003-03-31
CIK 805012

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

             For the transition period from __________ to __________

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

       Registrant's telephone number, including area code: (603) 431-1780

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

Yes    [X]         No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $4,526,317 on June 28, 2002.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    [ ]         No     [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On March 19, 2003 there were 21,791,279 outstanding shares of Common Stock, $.01 par value, of the registrant.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings "Audit Committee Report", "Report of the Compensation Committee" and the "Stock Performance Graph" are not incorporated by reference and are not a part of this Form 10-K Report.

TABLE OF CONTENTS

DESCRIPTION OF CONTENTS                                                          PAGE #
-------------------------------------------------------------------------------- ------
PART I:

Item 1.  Business                                                                  3
Item 2.  Properties                                                                17
Item 3.  Legal Proceedings                                                         17
Item 4.  Submission of Matters to a Vote of Security Holders                       17
Item 4A. Executive Officers of the Registrant                                      18

PART II:

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters     19
Item 6.  Selected Financial Data                                                   21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                             22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                44
Item 8.  Financial Statements and Supplementary Data                               44
Item 9.  Disagreements on Accounting and Financial Disclosure                      45

PART III:

Item 10. Directors and Executive Officers                                          45
Item 11. Executive Compensation                                                    45
Item 12. Security Ownership of Certain Beneficial Owners and Management            45
Item 13. Certain Relationships and Related Transactions                            46

PART IV:

Item 14. Controls and Procedures                                                   46
Item 15. Index to Financial Statements, Exhibits, and Reports on Form 8-K          46
Signature Page                                                                     54

                              CAUTIONARY STATEMENT
This Annual Report on Form 10-K contains "forward-looking statements," as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption "Item 7. - Certain Factors That May Affect Future Results."

                                     PART I

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

     . We sold, during development, a 43 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Milesburg Project;

     . We sold, after completion in 1994, a 51 megawatt (net) waste-coal fired facility located in Utah known as the Sunnyside Project; and

     . We sold, during development, an approximate 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Scrubgrass project. Buzzard Power Corporation, our subsidiary, currently owns a 22-year leasehold interest in this project.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held Colorado company. We operate Microgy as a subsidiary. Microgy holds an exclusive license in North America for development and deployment of a proprietary technology for extraction of methane gas from animal wastes and its use to fuel generation of energy. EPC is currently in the process of marketing and developing opportunities for sale and development of this technology.

Our ongoing business activities are discussed further in the following sections.

BUZZARD POWER CORPORATION

Buzzard leases the Scrubgrass project from Scrubgrass Generating Company, L.P. The Scrubgrass project, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Buzzard's lease commenced on June 30, 1994 and provides for a term of 22 years with a renewal option for up to 3 years. Under the lease, Scrubgrass Generating Company assigned to Buzzard all principal project agreements and its rights and obligations under such contracts including:

     .    power purchase agreement;
     .    management services agreement;

     .    operating and maintenance agreement;
     .    limestone supply agreements;
     .    ground lease agreements;
     .    fuel agreements;
     .    transportation; and
     .    materials handling agreements.

We have pledged Buzzard's common stock to the Scrubgrass Generating Company as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group, a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass project under a Management Services Agreement.

PG&E Operating Services Company, or PG&E OSC, also a wholly owned indirect subsidiary of NEG, Inc., operates the plant under a 15-year Operating and Maintenance Agreement. PG&E OSC prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels. Under the operating agreement, PG&E OSC may be liable for an amount not to exceed its management fee if it does not achieve certain targeted output performance levels.

Buzzard sells all of its electric output to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, under a twenty-five year power sales agreement, which commenced in June 1993. Under this contract, except for amounts sold above certain hourly and annual limits, all power is sold at fixed rates which initially averaged 4.68 cents per kilowatt hour and escalated by 5% annually through 2004. For years 2005 through 2012, the agreement provides for a rate equal to the greater of a scheduled rate, as adjusted to reflect actual inflation during the contract term compared to the prior 5% annual adjustment, or a rate based on the PJM Billing Rate. The PJM Billing Rate is the monthly average of the hourly rates for purchases by the FirstEnergy Group from, or sale to, the Pennsylvania-New Jersey-Maryland Interconnection. For years 2013 through 2015 and 2016 through 2018, if Buzzard exercises the renewal term option, terms of the power purchase agreement applicable during these prospective periods will apply. The agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent.

In early 2000, we resolved a protracted legal proceeding with Penelec. The proceeding, among other issues, involved Penelec's unwillingness to pay contract rates for power in excess of 80 megawatts produced by the Scrubgrass project. On March 24, 2000, Penelec paid the outstanding balances due under a settlement agreement of $3,687,000 for previous deliveries of electric energy plus $608,000 in interest. We reported these revenues in our 2000 consolidated financial statements. Penelec also agreed to pay for all future net deliveries of electric energy at the rates set forth in the power sales agreement, subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. To date, these limits have not materially affected our revenues.

Buzzard deposits all revenues earned under the power sales agreement into an account administered by a disbursement agent. Before Buzzard can receive cash from the operation of the Scrubgrass project, Buzzard must first satisfy all operating expenses, base lease payments, restricted cash deposits, and other subordinated obligations. Buzzard's base lease payments consist of Scrubgrass Generating Company's debt service, equity repayment, base return on equity and related expenses. Buzzard must also pay to Scrubgrass Generating Company additional rent of 50 percent of the net cash flows Buzzard receives from the operation of the Scrubgrass project. We are not required to fund Buzzard's operating losses, or otherwise invest further from sources outside of the Scrubgrass project.

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

                                            BALANCE AT         BALANCE AT
     DESCRIPTION OF THE OBLIGATION           12/31/02           12/31/01       INTEREST RATE      MATURES
--------------------------------------- ------------------ ----------------- ------------------  -----------
BUZZARD'S LEASE OBLIGATIONS:
Variable rate tax-exempt bonds              $ 135,600,000     $ 135,600,000  Quoted Bond Rates     2012
Swap rate term loan                             8,700,913        10,669,663  7.6725%               2005
Variable rate term loan                         7,089,016         8,344,479  LIBOR + 1.250%        2004
BUZZARD'S DEBT OBLIGATIONS:
 Variable rate term loan                          837,437           985,747  LIBOR + 1.250%        2004
 Working capital loan                             517,112         1,116,905  LIBOR + 1.250%        2008

Scrubgrass Generating Company or Buzzard pays interest on these obligations at either quoted rates for tax-exempt debt, rates fixed by swap agreements for taxable debt, or rates for taxable debt which are based on the London Interbank Offering Rate, or LIBOR. On December 22, 1995, Scrubgrass Generating Company entered into an interest rate swap arrangement that fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% through 2001 and at 7.6725% for its remaining term. Under the terms of the loan agreements, we are subject to various customary financial and operating covenants. As of December 31, 2002 and 2001, we complied with all such covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection granted Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to Buzzard based on factors that primarily pertain to the design and operation of the Scrubgrass project. Buzzard is required annually to maintain NOx Credits that equal or exceed the quantity of its nitrogen oxide emissions during a seasonal period known as an ozone season. If the Scrubgrass plant's nitrogen oxide emissions exceed its available NOx Credits, Buzzard would be subject to fines by such agencies. During 1999, Buzzard installed machinery, costing $811,568, which has significantly reduced its nitrogen oxide emissions. Accordingly, we anticipate that Buzzard may not require a portion of its future NOx Credits to comply with the applicable regulations. NOx Credits are transferable and marketable. Buzzard has sold and may sell, from time to time, its projected excess NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. To date, we have entered into several agreements to sell and purchase, when necessary, NOx credits. We recognized net proceeds from these NOx Credit transactions of $2,428,200 in 2002, $0 in 2001, $1,156,338 in 2000 and $606,960
in 1999, which were reported as other income in our accompanying consolidated financial statements. The sale in 2002 was for NOx emission credits for the 2002 through 2007 ozone seasons.

As discussed in Item 7 of this report, we are pursuing the potential sale of Buzzard. Any such sale could generate cash to support operations, pay certain liabilities and provide working capital, including to help fund development of our Microgy business. There can be no assurance that such efforts will result in a completed sale transaction on terms deemed acceptable by Environmental Power.

MICROGY COGENERATION SYSTEMS

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel generation of energy. Microgy's product is expected to provide certain farms, known as concentrated animal feeding operations, or CAFO's, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require CAFO's to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to produce renewable energy. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This positions Microgy as a potentially profitable solution to farmers' waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power and, as such, we are investing substantially all our available resources, both financial and human capital, to take advantage of these opportunities.

ANAEROBIC DIGESTER LICENSE AGREEMENT

The licensor of the anaerobic digester technology is Danish Biogas Technology A/S, or DBT. DBT is 50% owned by Schouw & Co., a Danish public company. On May 12, 2000, Microgy entered into a revised licensing agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies in its facilities, including the anaerobic digestion technology. This agreement superseded previous license agreements.

As part of the agreement, DBT will own a 5% minority equity stake in any legal entity that owns any project developed by Microgy using the enhanced anaerobic digester technology and in which Microgy holds an equity position. The agreement also specifies a fixed payment amount per project to DBT for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. A monthly consulting fee will be paid to DBT upon commercial operation of proposed projects.

Currently, we are in the process of renegotiating with DBT in an effort to eliminate the monthly consulting fees and DBT's ownership rights in favor of higher initial design, engineering and royalty payments.

PROPOSED PROJECTS

Microgy plans to develop projects based upon the anaerobic digestion technology license. Our present business strategy anticipates the outright sale of facilities; however, we expect that, in some circumstances, we may own some or even a majority of projects. In addition to any ownership position Microgy may have, it presently plans to manage and may operate any such proposed facilities. We anticipate these facilities will deliver renewable energy for supply to the utility grid and will provide certain pollution control benefits to the agricultural markets. The ultimate opportunity to develop such projects and/or to sell these facilities to others, as well as to manage and/or operate them profitably, depends on factors including the value which can be derived from the energy and agricultural markets discussed below.

POWER SALES AGREEMENTS

On March 18, 2003, Microgy entered into a power sales agreement with Wisconsin Public Service Corporation, originally signed on March 21, 2002, which has been amended and restated. Under the agreement, Microgy may sell up to 15 megawatts of peak power to Wisconsin Public Service from numerous biogas generation facilities. The agreement also provides for the sale to Wisconsin Public Service of the environmental credits derived from a portion of the generation of energy at the facilities. The term of the agreement is 15 years from the date of the amended and restated agreement with a five-year option to extend by Wisconsin Public Service. The yet-to-be developed facilities would be located at various dairy farms and other agricultural facilities and provide renewable energy created from agricultural waste.

Microgy/EPC has also signed memoranda of understanding with Vermont Public Power Supply Authority, or VPPSA and Dairyland Power Cooperative, or DPC. VPPSA located in Waterbury Vermont provides wholesale power to municipals and cooperatives in New England. The VPPSA memorandum of understanding outlines a relationship where we will develop, construct, interconnect, start up and operate projects in the New England and New York regions and after successful testing sell these projects to VPPSA. DPC located in La Crosse Wisconsin provides wholesale electric power to 25 electric distribution cooperatives and 20 municipal electric systems in Wisconsin, Minnesota, Iowa, Illinois and Michigan. The DPC memorandum of understanding outlines a relationship where we will develop, construct, interconnect, start up and operate projects. We will sell all or part of the digester component of each project to the host farm or others. DPC will purchase the generating components of each project and contract with the host farm to purchase biogas produced by the digester components as a renewable fuel.

COMMODITY ELECTRICITY

The market for traditional commodity electricity, while national in scope has regional variations in pricing. Variations are due to generating and transmission capacity, regional production costs, and demand within those regions. In general, however, prices were generally flat or declining over the period between 1990 and 2000. Further, between 1990 and 2000, as the market has moved increasingly toward trading electricity as a commodity, it was marked by increased volatility. In many markets during 2000, there were very high prices during certain times for peak period electricity. Peak periods are customarily defined as the sixteen-hour period encompassing the daytime hours, Monday through Friday. During 2002 and 2001, the slower economy and lower cost of conventional fuels used for power generation have brought prices substantially lower. We expect the near-term market for commodity electricity to remain very price competitive with upward pressure on prices dependent upon increased costs of fuels used for electric generation. If and when the economy becomes more robust and consumption of energy increases, there are likely to be increases in conventional fuel prices as well as geographical areas within the United States which will need increased capacity to service demand. Prices will likely increase accordingly.

For 2003, the U.S. Department of Energy, or DOE, projects increasing prices for natural gas, which is considered the most influential fuel in determining the market price of commodity electricity. If such projections prove to be accurate and commodity electricity prices do increase, the output from any facilities developed by Microgy will be increasingly price competitive and potentially more profitable. This should also make it easier for us to attract and execute new opportunities to develop these projects.

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

The demand for renewable power in the energy markets is driven largely by consumer desire for such power and by state legislation. Surveys of electric customers throughout the United States have shown that a large percentage of individuals would be willing to pay premiums to purchase renewable energy. These preferences have resulted in green pricing programs in many local energy markets. Many states and local governments have further encouraged the growth of renewables through tax incentives and by requiring utilities to offer customers electricity derived from renewable sources and/or to generate or purchase a small portion of their electricity from renewable energy providers. Presently, the United States Congress is considering proposed legislation that would add significant tax benefits to the generation of electricity produced from biomass involving animal waste. Further, many states and the Federal government require a portion of the power consumed in their own facilities to be provided from renewable generating sources. These Renewable Portfolio Standards, or RPS, have increased over the last several years. The DOE foresees significant growth in the generation capacity of renewables.

GREEN TAGS AND POLLUTION OFFSET CREDITS

As a potential producer of renewable energy, we expect to be able to sell separately electricity and "green" energy credits, also called "green tags". Green tags can be defined in many ways. We define them as the marketable bundle of benefits derived from the environmentally friendly generation of power. In some instances, we may include all or some portion of the green tags in wholesale electricity purchase agreements. However, we may also separately trade these green tags or some of their unbundled components in a separate trading market.

Buzzard has been able to sell pollution-offset credits based upon NOx emissions which were discussed previously. We may derive future demand, or increased opportunities, for facility sales if our future facilities are able to sell greenhouse gases, and other pollution offset credits in addition to electricity and other green credits. The market for these and similar credits is projected to grow over the long term as stricter environmental regulations and emission standards are adopted.

We expect that trends in the energy and green trading markets will play an important role in our ability to develop future facilities and our potential profitability. However, there are many competitors in these markets and, in addition, the local characteristics of each market, such as installed renewable generating capacity or local legislation, will affect our plans and progress.

AGRICULTURAL MARKETS

We plan to provide anaerobic digester equipment and services to help control pollution in agricultural markets, specifically concentrated animal feeding operations or CAFO's. Runoff from animal wastes presents significant water pollution problems.

The Environmental Protection Agency on December 16, 2002 issued a new rule to regulate manure run-off on farms, one of the nation's leading causes of water pollution. The new rules apply to about 15,500 livestock operations across the country. These CAFO's will need to obtain permits, submit an annual report, and develop and follow a plan which will ensure that measures are instituted to protect America's waters from wastewater and manure. The EPA is working with the United States Department of Agriculture (USDA) to help the agricultural community find solutions to this environmental problem. Effective manure management practices required by the rule will maximize the use of manure as a resource for agriculture while reducing adverse impacts on the environment. The effective date of the rule is April 14, 2003, but the compliance deadlines vary depending upon the classification of a company's operations. For operations that are defined as CAFOs under regulations that are in effect prior to April 14, 2003, the owner or operator must have or seek to obtain coverage under an NPDES permit as of April 14, 2003, and comply with all applicable NPDES requirements, including the duty to maintain permit coverage. The compliance deadlines for other operations are phased in over periods ranging from 90 days to three years. In addition, permitted CAFOs must have their nutrient management plans developed and implemented by December 31, 2006.

We believe that the waste management benefits of Microgy's technologies should help CAFO's meet the stricter guidelines and permitting requirements and, as a result, many farms would be able to address existing pollution problems over time and to increase land application of less-pollutant manure and, in some instances, support a larger herd on the same amount of land. Alternatively, in critical pollution areas, or where uses for residual products can be identified, the land application of manure could be substantially curtailed.

COMPETITION

We face several types of competitors including:

     .    commodity power producers;
     .    renewable power producers;
     .    peak power producers;
     .    pollution control providers; and
     .    "opportunity" competitors.

COMMODITY POWER PRODUCERS

We plan to develop and own or sell power-generating facilities that provide wholesale electricity to the utility grid. Our competitors include all other producers of electricity, such as:

     .    traditional utilities;
     .    other independent power producers;
     .    coal-fired plants;
     .    nuclear plants; and
     . facilities fueled by natural gas, wind-energy, hydro-electric, geo-thermal, and various other fuels.

Their markets are very price competitive. Many of our competitors are well established, more experienced and better capitalized than EPC.

We believe that we have identified a market niche that will enable us to serve multiple market segments. We believe that providing pollution control benefits along with green, peaking electric energy, may afford us an opportunity to avoid, to a certain degree, direct competition with a large segment of the commodity power market. We will, however, be heavily influenced by that market.

RENEWABLE POWER PRODUCERS

Several other technologies exist to provide "green" renewable energy, including wind, solar, geo-thermal, other forms of biomass, and landfill gas extraction. Producers using these sources of renewable power compete with us in the sale of renewable energy and green tags. They also compete for participation in green pricing programs, renewable portfolio standard, or RPS programs and state mandates for renewables. Many of these competitors are experienced, well financed, and established in our markets.

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

POLLUTION CONTROL PROVIDERS

Farmers have several options to handle the pollution problems described in the Agricultural Markets section above. They range from acquiring additional land for spreading, to reducing herd sizes, to employing other technologies such as plug-flow digesters.

These pollution control options may limit the number of potential sites for future Microgy facilities and, to the extent that tradable pollution control allowances are created, such alternatives are likely to affect Microgy's opportunities in these markets.

However, we believe that our solution may offer farmers the potential to realize similar pollution control benefits as some or all of these other solutions and, at the same time, to receive additional financial incentives.

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

Microgy's "green" competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro, and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy not only for electricity sales but also for sale of "green tags" and participation in various renewable portfolios and other programs.

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

Air Quality -- The Scrubgrass project is subject to air quality regulations under the Federal Clean Air Act of 1970. This Act established National Ambient Air Quality Standards for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, CAA Title I established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone standards in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides, or NOx, and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass project, are considered major sources of NOx emissions.

In recent years, the Pennsylvania Department of Environmental Protection established regulations that required companies with stationary sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the Department began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass project to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under such requirements, the Scrubgrass project will also be required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass project, the Scrubgrass project met the new 1999 requirements without any modifications to the facility. However, we made capital improvements of $811,568 in 1999 to the Scrubgrass project, which are expected to enable the Scrubgrass project to meet the stricter standards in 2003. To date we have sold credits through 2007 in anticipation of meeting the air quality standards for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead during this period. We do not anticipate needing any additional material modifications to the Scrubgrass project during this time.

Waste Disposal -- The Scrubgrass project must also comply with various environmental regulations pertaining to water discharge as well as the handling and disposal of hazardous and non-hazardous wastes. The Pennsylvania's Department of Environmental Protection establishes classifications for wastes and requires companies to follow certain handling and disposal procedures for each waste classification. Currently, the Scrubgrass project employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass project. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the waste-coal combustion process, is removed from the Scrubgrass facility and returned to the original waste site, which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, our ash disposal costs may significantly increase which could have material adverse affect on the results of operations and financial position.

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

CURRENT REGULATIONS

The primary Federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers Concentrated Animal Feeding Operations, or CAFOs. Federal NPDES permits may be issued by EPA or any state authorized by EPA to implement the NPDES program. Forty-three states are certified by the EPA to issue their own NPDES permits. Of note, EPA materials published in 1999 indicated that 32 states have a requirement covering application rates of manure on the land, and 27 states require at least some animal operations to develop and use waste management plans.

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

NEW REGULATIONS

The Environmental Protection Agency on December 16, 2002 issued a new rule to regulate manure run-off on farms, one of the nation's leading causes of water pollution. The new rules apply to about 15,500 livestock operations across the country. These CAFOs will need to obtain permits, submit an annual report, and develop and follow a plan which will ensure that measures are be instituted to protect America's waters from wastewater and manure. The EPA is working with the United States Department of Agriculture (USDA) to help the agricultural community find solutions to this environmental problem. Effective manure management practices required by the rule will maximize the use of manure as a resource for agriculture while reducing adverse impacts on the environment.

EXPECTED BENEFITS OF MICROGY SYSTEM

While digesting the raw manure and burning the resulting biogas to make electricity does not eliminate the nutrients from the manure slurry, the process does change their chemical makeup. In the anaerobic digestion process, many of the nutrients that were previously bound in organic molecules are mineralized, or reduced to the inorganic forms of the nutrients. These are the forms that are usable by crops. The organic forms in undigested manure must first be broken down before they can be used. Because this usually takes an extended period of time, there are residual nutrients in the soil left over from previous years' manure applications. These residuals must be taken into account when calculating current manure application rates, resulting in less manure being spread on the same amount of cropland. By providing the nutrients in readily usable forms, digested manure has lower potential to produce a residual accumulation of minerals on the land. Therefore, more of it can be spread on an acre of cropland, thus reducing manure-spreading costs.

In addition, further environmental benefits can be achieved by subjecting the digested manure slurry to other nutrient extraction techniques, such as chemical precipitation. By digesting the manure, these nutrients are in a form that is more easily extracted in such techniques. Digested manure can also be put to other beneficial uses, such as bedding for the animals and therefore would not need to be applied to the land.

ENERGY REGULATION

PURPA

The Public Utility Regulatory Policies Act of 1978, or PURPA, and the regulations under PURPA by the Federal Energy Regulatory Commission, or FERC, have provided incentives for the development of cogeneration facilities and small power production facilities, which are power projects that use renewable fuels and generally have a capacity of less than 80 megawatts. In general, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities that meet the FERC's requirements for certification as qualifying facilities, or QFs.

In order to obtain QF status under PURPA, any facilities that we might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. Specifically, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. A geothermal facility may qualify as a QF if it produces less than 80 megawatts of electricity. With respect to small power production facilities, there is generally no size limit for qualifying solar, wind, or waste facilities. For small power production facilities, the primary energy source of the facility must be biomass; waste, renewable resources, geothermal resources, or any combination thereof, and 75 percent or more of the total energy input must be from these sources. Any primary energy source which, on the basis of its energy content, is 50 percent or more biomass is to be considered biomass. Finally, a QF must not be controlled or more than 50 percent owned by an electric utility or by an electric utility holding company, or a subsidiary of such a utility or holding company or any combination thereof.

PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Such regulations include the

Public Utility Holding Company Act of 1935, or PUHCA, and the Federal Power Act, or FPA. Second, electric utilities are required to purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost" and to sell back-up power to the QFs on a non-discriminatory basis. The term "avoided cost" is defined generally as the price at which the utility could purchase or produce the same amount of power from sources other than the QF. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates other than the utilities avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

Our Scrubgrass project is certified as a QF by the FERC. We believe that the facilities we would build or develop using Microgy's licensed technology would also meet the qualifications required to be a QF. The Company endeavors to develop its projects and monitor compliance of existing projects with applicable regulations in a manner which minimizes the risks of any project losing its QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events which may be outside our control. Upon the occurrence of such event, we would seek to correct any non-compliance in order to meet PURPA's requirements, but no assurance can be given that this would be possible.

If a facility in which we have an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could also trigger certain rights of termination under the facility's power sales agreement, could subject the facility to rate regulation as a public utility under the FPA and state law and could result in the Company inadvertently becoming an electric utility holding company that would not be exempt under PUHCA. Loss of QF status may also trigger defaults under covenants to maintain QF status in the project's power sales agreement and potentially result in termination, penalties or acceleration of indebtedness under such agreements.

Under the Energy Policy Act of 1992, if a facility can be qualified as an exempt wholesale generator, or EWG, it will be exempt from PUHCA even if it does not qualify as a QF. Generally, an EWG is defined as any person, who receives a determination from the FERC, that it is engaged directly, or indirectly through one or more affiliates and exclusively in the business of owning or operating, or both owning and operating, all or part of one or more eligible facilities and selling electric energy at wholesale. As such, another response to the loss or potential loss of QF status would be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. To the extent applicable, the facility would also be required to cease selling electricity to any retail customers.

Presently, there are various pending legislative proposals which would amend or comprehensively restructure PURPA and the electric utility industry. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from QFs at full-avoided cost could be repealed or modified. While existing contracts are expected to be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could, among other things, increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to our current power purchase agreement for Scrubgrass which reduce the contract rates, our results of operations and financial position could be negatively impacted. There can be no assurance how any legislation passed would impact our operations.

PUBLIC UTILITY HOLDING COMPANY ACT

Under PUHCA, any legal entity which owns or controls ten percent or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" for a public utility company is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Generally, a holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of a registered holding company. Under PURPA, most QFs are not public utility companies under PUHCA.

The Energy Policy Act of 1992, among other things, amends PUHCA to allow electric wholesale generators, or EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. The Company believes that these amendments benefit us by expanding our ability to own and operate facilities that do not qualify for QF status. However, they have also resulted in increased competition by allowing utilities to develop such facilities which are not subject to the constraints of PUHCA.

FEDERAL POWER ACT REGULATION

Under the FPA, FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. Unless otherwise exempt, any person that owns or operates facilities used for such purposes is considered a "public utility" subject to FERC jurisdiction. FERC regulation under the FPA includes approval of the disposition of utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking corporate directors, officers, and officials, and a uniform system of accounts and reporting requirements for public utilities.

FERC regulations provide that a QF is exempt from regulation under the foregoing provisions of the FPA. However, QFs remain subject to limited FPA regulation concerning interconnection authority, transmission authority, information requirements, and emergency provisions. An EWG is not exempt from the FPA and therefore an EWG that makes sales of electric energy at wholesale in interstate commerce is subject to FERC regulation as a "public utility." However, many of the regulations that customarily apply to traditional public utilities have been waived or relaxed for power marketers, EWGs and other non-traditional public utilities that have demonstrated that they lack market power in the region in which they are located. EWGs that have demonstrated such a lack of market power are regularly granted authorization to charge market-based rates, blanket authority to issue securities, and waivers of FERC's requirements pertaining to accounts, reports and interlocking corporate directors, officers, and officials. Such action is intended to implement FERC's policy to foster a more competitive wholesale power market.

WHOLESALE ELECTRICITY MARKET RESTRUCTURING

On July 31, 2002, FERC issued a notice of proposed rulemaking which is intended to substantially restructure the nation's wholesale electricity transmission and sales markets. FERC's objectives in this proposed rule are to remedy various discriminatory aspects of the industry and establish a standardized transmission service and wholesale electric market design that will provide a level playing field for all entities that seek to participate in wholesale electric markets. FERC is also seeking in this rulemaking to establish regulatory measures to protect customers against the exercise of market power when structures do not support a competitive market. We do not know when a final FERC rule in this matter will be issued or what changes will be made to the proposed rule once it is issued in final form. We will continue to monitor these regulatory activities to evaluate any impact on the Scrubgrass project and/or business opportunities for Microgy.

STATE REGULATION

State public utility commissions, or PUCs, have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulations for implementing PURPA. Since generally a power sales agreement is incorporated into a utility's cost structure and its retail rates, power sales agreements with power producers, such as EWGs and QFs, are potentially subject to state regulatory scrutiny, including the process in which the utility has entered into the power sales agreement. Where the state regulatory authority has authorized a utility's process for securing its electric power supply, the regulatory agency is generally inclined to permit the utility to pass through the costs associated with power purchase agreement to its retail customers. However, under certain circumstances, PUCs could disallow full cost recovery for the expenses associated with a power purchase agreement. Independent power producers which are not QFs or EWGs are considered to be public utilities in many states. As such, these entities would be subject to broad regulation by a PUC, ranging from certificates of public convenience and necessity to regulation of organizational structure, accounting, and financial and other matters. States may also assert jurisdiction over the siting and construction of electric generating facilities including that associated with QFs and EWGs. States may further assert jurisdiction, with the exception of QFs, over the issuance of securities and the disposition, sale, or transfer of assets by these electric generation facilities. PUCs, pursuant to state legislative authority, may also have jurisdiction over how new federal initiatives associated with power production are implemented in each state.

The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with Penelec, the Scrubgrass plant is affected by state legislation in Pennsylvania.

On December 3, 1996, in response to changes in the electric industry, Pennsylvania passed legislation known as the Electricity Generation Customer Choice & Competition Act, or Customer Choice Act, which became effective on January 1, 1977. The Customer Choice Act regulates the generation portion of the electric business by permitting all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expired December 1, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the PUC. Penelec filed its proposed restructuring plan during 1997. The plan was subsequently litigated by numerous parties, and later settled by an agreement which was approved by the PUC on October 20, 1998. The settlement agreement set forth a comprehensive plan for restructuring Penelec's service and for ensuring there would be competition for electric generation for all of Penelec's customers beginning on January 1, 1999. The approved restructuring plan provided for Penelec to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. The restructuring plan is designed to enable Penelec to recover all of its costs from non-utility generators, such as the Scrubgrass facility, and should serve to decrease the pressure on Penelec to renegotiate existing power contracts with non-utility generators.

Presently, except as discussed above, neither the Customer Choice Act nor Penelec's restructuring plan directly impacts Environmental Power, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. Nevertheless, we continue to monitor regulatory developments in order to evaluate any impact on the Scrubgrass project and possible new business opportunities for Microgy.

EMPLOYEES

At the time of this filing, we had thirteen employees, including executive officers and other marketing, finance, engineering and administrative personnel. Our employees are not represented by a collective bargaining agreement and we consider relations with our employees to be good.

ITEM 2.  PROPERTIES

Buzzard leases the Scrubgrass facility which is an approximate 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The payment terms of the lease are described in
Item 1.

We lease 2,818 square feet of office space for our corporate headquarters in Portsmouth, New Hampshire under a five-year lease with monthly payments of $5,520.

Microgy is a tenant-at-will for office space located in Colorado and Wisconsin with aggregate rents of $1,545 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2002 Annual Meeting of Stockholders, held on July 25, 2002, the following actions were submitted to a vote of EPC's security holders:

     1. Our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                                                           NUMBER OF SHARES
          ELECTED DIRECTOR                        FOR          WITHHELD
          ----------------------              ----------   ---------------
          Joseph E. Cresci                    15,234,325       69,787
          Donald A. Livingston                15,284,325       19,787
          Peter J. Blampied                   15,284,325       19,787
          Robert I. Weisberg                  15,284,325       19,787
          Thomas Matthews                     15,284,325       19,787
          Herman Brubaker                     15,284,325       19,787
          Jessie J. Knight, Jr.               15,284,325       19,787
          August Schumacher, Jr.              15,284,325       19,787

          On August 30, 2002, Herman Brubaker resigned from the Board for personal reasons.

     2. Our stockholders approved the adoption of our 2002 Director Option Plan. The results of the voting were as follows:

          RESULT                                           NUMBER OF SHARES
          ---------                                        ----------------
          For      .......................................       12,621,539
          Against  .......................................          278,776
          Abstain  .......................................           55,429

     3. Our stockholders ratified the reappointment of the firm of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2002. The results of the voting were as follows:

          RESULT                                           NUMBER OF SHARES
          ---------                                        ----------------
          For      .......................................       15,114,540
          Against  .......................................          136,056
          Abstain  .......................................           53,516

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

EPC's executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

         NAME           AGE                  POSITION
---------------------  -----   ------------------------------------

Joseph E. Cresci        60     Chairman and Chief Executive Officer
Donald A. Livingston    60     President and Chief Operating Officer
R. Jeffrey Macartney    48     Chief Financial Officer and Treasurer
Edward Chapman          53     Senior Vice President of Finance
Michael A. McCabe       47     Senior Vice President of Operations
Wallace Long            51     Vice President of Marketing

Joseph E. Cresci, is a founder of Environmental Power, and has served as Chairman and Chief Executive Officer since EPC's inception in 1982. From 1972 to 1982, Mr. Cresci held various executive positions as either President and or Chief Executive Officer at G.E. Stimpson Co., Inc., Ogden Recreation Inc. and Garden State Racing Association. From 1967 to 1969, he was an associate lawyer with the Philadelphia law firm of Townsend, Elliot and Munson. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts Bars. Currently, Mr. Cresci is a member of the Boards of Directors of the Wang Center for the Performing Arts and the Commonwealth Shakespeare Company and is an overseer of the Boston Lyric Opera, all in Boston, Massachusetts.

Donald A. (Andy) Livingston, a director and a founder of Environmental Power, has served as President and Chief Operating Officer since September 1991 and as Executive Vice President from EPC's inception. In addition, he serves as President and Chief Operating Officer of Microgy. Mr. Livingston was previously President and Chief Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of industrial plastic parts. He has also been a partner in the financial services firm, Capital Resources, Inc., where he was involved in obtaining debt and equity funds.

R. Jeffrey Macartney has been Chief Financial Officer of Environmental Power since May 2002. Before joining Environmental Power, Mr. Macartney held a series of financial positions including Controller of Pitney Bowes Global Financial Services for four years from 1997 to 2001. Prior to Pitney Bowes, he worked as a business consultant from 1993 to 1997 and served as Senior Vice President of Finance and Administration for Bank Austria in San Francisco from 1989 to 1993. He was also Vice President of Finance for the financial subsidiary of Allied Signal and has experience working in companies funded by the venture capital firms, Fostin Capital, Bessemer Partners, and Kliner Perkins.

Edward Chapman, P.E., J.D. has been the Senior Vice President - Finance of Environmental Power since June 1, 2002. Beginning in November 2001, Mr. Chapman served as a strategic advisor to the Company. He has spent the vast majority of his 23-year professional career evaluating and financing power generation projects, often creating the business or financial structures necessary to complete the financing. In September 2000, Mr. Chapman began the formation of a small power company, Madison Power Corp., to take advantage of opportunities in the U.S. electric markets through the acquisition of power generation plants. Mr. Chapman spent 16 years as an investment banker with Goldman Sachs, from November 1987 to September 2000, and earlier, with Salomon Brothers, where he was responsible for all aspects of financing and client development for independent power producers and traditional electric utilities. He led the finance group that created the first true debt capital market for the independent power generation business and completed approximately $3 billion in project financings. Mr. Chapman's background also includes engineering. He worked at R.W. Beck and Illinois Power Company. Mr. Chapman holds a B.S. Degree in Electrical Engineering, an M.B.A. with emphasis on Finance, and a J.D. in Corporate Law, each from the University of Illinois. He is a Registered Professional Engineer in Indiana and licensed to practice law in Illinois.

Michael A. McCabe has been Senior Vice President of Operations for Environmental Power since October 1, 2002. Mr. McCabe served in senior positions as CEO, President, Chief Operating Officer or Chief Financial Officer for Real Energy Solutions in 2002, Wallaware Inc. from 2000 to 2002, and Kafus Industries from 1997 to 2000. Mr. McCabe's experience includes over 12 years as a Project Finance Specialist with Bank of New England, Bank of Tokyo Capital and Key Global Finance. He holds a BS in Chemistry and Physics from Bridgewater State College, a MS in Chemical Engineering from Purdue University and a MBA in Finance from Pace University.

Wallace Long, P.E, has been Vice President of Marketing of Environmental Power since June 1, 2002. Mr. Long has more than 25 years of development, marketing, and engineering experience in the energy field. Mr. Long was a consulting engineer with R.W. Beck from 1978 to 1995 where he served as principal advisor for numerous clients negotiating and procuring short- and long-term energy contracts and making transmission arrangements for public utilities, independent power producers, and industrial companies. Mr. Long has extensive experience related to the operation of power pools and their associated power markets and has produced regional market reports for internal and client use. In 1995, after independently procuring a contract to supply renewable power through an RFP process, Mr. Long left R. W. Beck to form a development company, the Highland Power Corporation. From 1995 through 2000, Mr. Long successfully developed, financed, constructed and operated 2MW of landfill gas projects (which are still operating today). Related to these projects, Mr. Long created a corporate entity to allow for the sale of the Section 29 tax credits associated with the production of the landfill gas and in 1998 in Massachusetts, Mr. Long negotiated power sales contracts that included a payment for the `green attributes' of the land fill gas projects. In 2000, he rejoined R.W. Beck to create a new development company and to participate in unique distributed generation and power marketing opportunities created by deregulation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK MARKET TRADING:

Our common stock trades on the OTC Bulletin Board under the symbol "POWR". As of March 3, 2003 there were approximately 274 record holders and approximately 909 beneficial holders of our common stock.

The following table shows the quarterly high and low bid prices during 2001 and 2002 as reported by the OTC Bulletin Board:

       YEAR            PERIOD                      HIGH         LOW
     ------        -------------                   ----        ----
     2001          First Quarter                   0.56        0.44
                   Second Quarter                  0.86        0.22
                   Third Quarter                   0.70        0.40
                   Fourth Quarter                  0.54        0.40

     2002          First Quarter                   0.60        0.45
                   Second Quarter                  0.90        0.40
                   Third Quarter                   0.62        0.35
                   Fourth Quarter                  0.43        0.15

These over-the-counter quotations reflect inter-dealer prices without retail mark-up mark-down or commission and may not necessarily represent actual transactions.

DIVIDENDS:

The Board of Directors declared dividends of $171,107, or $.015 per share, during the last quarter of 2000. The dividend was paid during the first quarter of 2001. The Board of Directors has not declared any dividends on our common stock after the last quarter of 2000. Due to the acquisition of Microgy in 2001 and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION:

The following table sets forth the following information, as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of Environmental Power are authorized for issuance; the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plans.

                                                                                                     NUMBER OF
                                                                                                    SECURITIES
                                                                                                     REMAINING
                                                                                                   AVAILABLE FOR
                                                                                                  FUTURE ISSUANCE
                                                                                                   UNDER EQUITY
                                                                              WEIGHTED AVERAGE  COMPENSATION PLANS
                                                                              EXERCISE PRICE OF     (EXCLUDING
                                      NUMBER OF SECURITIES TO BE ISSUED UPON     OUTSTANDING        SECURITIES
                                         EXERCISE OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS    REFLECTED IN
                                               WARRANTS AND RIGHTS               AND RIGHTS         COLUMN (a))
PLAN CATEGORY                                          (a)                           (b)                (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
 by security holders                                1,141,962                       0.86             4,263,038
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders                         620,000                       0.66                     -
--------------------------------------------------------------------------------------------------------------------
Total                                               1,761,962                       0.79             4,263,038
--------------------------------------------------------------------------------------------------------------------

The options, warrants and rights to purchase 620,000 shares issued under compensation arrangements not approved by security holders consist of:

     . 20,000 non-qualified ten-year options exercisable at $0.6875 per share issued to two directors in April 1996; and

     . Options for 450,000 shares and warrants for 50,000 shares issued in 2001 and options for 100,000 shares issued in 2002 referred to in Note L and described in Note O to our Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2002 is derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and other financial information included elsewhere herein. Dollars are shown in thousands except per share data.

                                                              YEAR ENDED DECEMBER 31
                                              --------------------------------------------------------
                                                2002      (1) 2001      2000        1999        1998
                                              --------    --------    --------    --------    --------
RESULTS OF OPERATIONS DATA:

Power generation revenues                     $ 54,984    $ 53,518    $ 54,303    $ 48,268    $ 45,721
                                              --------    --------    --------    --------    --------

Costs and expenses:
     Operating expenses                         24,140      23,681      22,291      21,931      19,215
     Lease expenses                             25,291      24,706      26,416      23,111      22,971
     General and administrative expenses         5,655       3,973       3,603       2,455       2,197
     Depreciation and amortization                 545         441         415         363         285
                                              --------    --------    --------    --------    --------
                                                55,631      52,801      52,725      47,860      44,668
                                              --------    --------    --------    --------    --------

Operating (loss) income                           (647)        717       1,578         408       1,053

Other income (expense):
     Other income                                   --       2,135          --          --           8
     Interest income                                48          78         737         111         156
     Interest expense                             (142)       (185)       (320)       (375)       (461)
     Sale of NOx emission credits                2,428          --       1,156         607          --
     Amortization of deferred gain                 308         308         308         308         308
     Write-off of receivables in litigation         --          --          --          --      (3,508)
                                              --------    --------    --------    --------    --------
                                                 2,643       2,336       1,881         651      (3,497)
                                              --------    --------    --------    --------    --------

Income (loss) before income taxes                1,996       3,053       3,459       1,059      (2,444)

Income tax (expense) benefit                      (857)     (1,374)     (1,632)       (470)        795
                                              --------    --------    --------    --------    --------

Income (loss) before cumulative effect of a
 change in accounting principle                  1,138       1,679       1,827         589      (1,649)

Cumulative effect of a change in accounting
 principle (3)                                      --          --          --       1,189          --
                                              --------    --------    --------    --------    --------
Net income (loss)                             $  1,138    $  1,679    $  1,827    $  1,778    $ (1,649)
                                              ========    ========    ========    ========    ========

Basic earnings (loss) per common share        $   0.05    $   0.12    $   0.16    $   0.16    $  (0.14)
Diluted earnings (loss) per common share          0.05        0.11        0.16        0.16       (0.14)
Dividends declared                                  --          --        0.06        0.06        0.09
Weighted average number of common shares
 outstanding on a diluted basis                 20,811      14,746      11,409      11,407      11,407

BALANCE SHEET DATA:

Total assets                                  $ 92,958    $ 85,566    $ 69,284    $ 58,782    $ 55,163
Working capital                                   (585)     (1,499)     (1,176)     (2,662)     (1,190)
Deferred gain (2)                                4,164       4,472       4,780       5,089       5,397
Long-term obligations                           75,407      65,216      58,304      51,546      46,511
Shareholders' equity (deficit)                   6,186       4,383      (3,970)     (5,471)     (6,559)

----------
(1) The Results of Operations Data for 2001 includes Microgy from July 23, 2001 to December 31, 2001.
(2)  See Note B of the Consolidated Financial Statements.
(3) Effective January 1, 2000, we changed the method of accounting for major equipment overhauls to a method that is consistent with the viewpoints expressed by the Securities and Exchange Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY

We are an independent developer, owner and/or operator of waste management facilities that produce biofuels or electricity by utilizing the fuel sources derived from our waste management processes and activities. Such fuel sources are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. Since 1994, we have owned a 22-year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. This leasehold interest is held by our subsidiary, Buzzard Power Corporation or Buzzard. Scrubgrass sells electricity to Pennsylvania Electric Company, or Penelec, under a 25-year power sales agreement.

As discussed below, we are pursuing the potential sale of Buzzard. Any such sale could generate cash to support operations, pay certain liabilities and provide working capital, including to help fund development of our Microgy business. There can be no assurance that such efforts will result in a completed sale transaction on terms deemed acceptable by Environmental Power.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel generation of energy. Microgy's product is expected to provide certain farms, known as CAFO's, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require CAFO's to implement changes to their current waste management practices.

In recent years, we have also held ownership positions in a 43 megawatt (net) waste-coal fired project in development located in Pennsylvania, known as Milesburg, and a 51 Megawatt (net) waste-coal fired facility located in Utah, known as Sunnyside. Milesburg was involved in protracted litigation with, among others, West Penn Power Company. We settled the Milesburg litigation in 1997 and sold Milesburg to West Penn. We sold Sunnyside in 1994 and, after the sale, the purchasers sued us claiming breach of certain obligations in connection with the sale. We counterclaimed for payment of certain obligations of the purchasers. The Sunnyside matters were settled in fiscal 2001 by a payment to us of $1,500,000 and the release by the purchasers of certain contingent liabilities of EPC.

Our business activities are discussed further in Item 1. The following Management's Discussion and Analysis of Financial Condition and Results of Operations compares our results of operations for the years ended December 31, 2002, 2001 and 2000 and should be read in conjunction with the consolidated financial statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains "forward-looking statements", as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results and events to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

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

SALE AND LEASE-BACK ACCOUNTING

Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled us to reacquire Buzzard, then a wholly-owned subsidiary of Scrubgrass Power Corporation and owner of the right to lease the Scrubgrass facility, for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from our consolidated financial statements the gross assets and liabilities of the Scrubgrass facility and reported a gain of $6,785,035 arising from the sale of Scrubgrass. However, due to our anticipated involvement with the lease, we were required to defer our gain over the 22-year minimum lease term, which commenced on June 30, 1994. In connection with the operating lease, we incurred aggregate costs of $3,279,060 to reacquire Buzzard, the lessee of Scrubgrass, and capitalized these costs as the value of our lease rights. The value of our lease rights is also being amortized over the 22-year minimum lease term, which commenced on June 30, 1994.

LEASE EXPENSE RECOGNITION

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22-year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor's debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor's specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As December 31, 2002, we have a deferred lease expense of $70,192,993 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in non-cash lease expense of $6,543,998 and $7,460,852 for the years ended December 31, 2002 and 2001, respectively. Environmental Power, which owns 100% of Buzzard's common stock, is not liable for future lease rental payments. Buzzard's stock is pledged as security and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

As of December 31, 2002, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

          2003             16,723,000             2006             26,058,000
          2004             19,703,000             2007             28,910,000
          2005             21,715,000          Thereafter         249,240,000

                                   Total  $ 362,349,000
                                   -----  -------------

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

REVENUE RECOGNITION

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PPA, with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting. As of December 31, 2002, we have accrued power generation revenue of $70,192,993 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the power sales agreement with Penelec resulted in non-cash revenues of $6,543,998 and $7,460,852 for the years ended December 31, 2002 and 2001, respectively. In the later years of the power sales agreement, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as our deferred gain and lease rights, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2002, we have recorded a net deferred income tax liability of $78,071 on our consolidated balance sheet. We have also recorded a valuation allowance of $227,123 against our gross deferred income tax assets as of December 31, 2002; due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 also requires a two-phase process for impairment testing of goodwill. The first phase, which screens for impairment, was to be completed by June 30 2002. Any identified impairments would be treated as a cumulative effect of a change in accounting principle. The provisions of SFAS 142 were applied to the goodwill and intangible assets acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002. The Company assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of January 1, 2002 and December 31, 2002.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared with the year ended December 31, 2001

Our net income decreased to $1,138,383 for 2002 from $1,679,331 in 2001. The decrease in net income was primarily due to increases in operating, lease, general administrative and depreciation and amortization expenses.

The effect of these changes was partially offset by an increase in power generation revenues, other income and a decrease in income tax expense.

Basic earnings per common share decreased to $0.05 per common share in 2002 from $0.12 per common share in 2001. The decrease was primarily due to a decrease in net income and an increase in the weighted average common shares outstanding. Diluted earnings per common share decreased to $0.05 per common share in 2002 from $0.11 per common share in 2001. The decrease was primarily due to a decrease in net income and an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased in 2002 due to the issuance of additional shares for the acquisition of Microgy during the second half of 2001 and the 2,080,000 shares, including 1,040,000 treasury shares, sold in our 2002 private placement.

Power generation revenues increased to $54,983,934 for 2002 from $53,518,000 in 2001 and all pertained to Scrubgrass. The increase in power generation revenues was primarily due to:

     .    greater output from the Scrubgrass facility; and
     . a 5% increase in certain rates billed to Penelec under the terms of the power sales agreement.

Scrubgrass operated at 91.3% of its capacity in 2002 as compared to 91.2% for 2001. The improvement in the capacity rate occurred primarily because of fewer unplanned shutdowns to respond to equipment malfunctions and utility curtailments.

This increase in overall power generation revenue was partially offset by a decrease in the component of power generation revenue recorded as a result of the straight-line accounting treatment of revenues under the power sales agreement which amounted to $6,543,998 in 2002 and $7,460,852 in 2001.

Operating expenses increased to $24,139,819 for 2002 from $23,681,081 in 2001 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

     . higher fuel expense from cost escalations in certain fuel supply agreements;
     . higher fuel expense from changes in fuel mix and the quality of fuel sources;
     .    higher fuel expense from the improvement in facility output; and
     . higher operator fees pursuant to the terms of the operations and maintenance agreement;

These increases were partially offset by a decrease in labor, and labor related costs.

Lease expenses increased to $25,291,293 for 2002 from $24,705,813 in 2001. The increase was primarily due to:

     .    increases in scheduled base equity rents; and
     . an increase in additional rent paid to the lessor, which amounts to 50 percent of the net available cash flows from Scrubgrass, as a result of increases in available cash flows from Scrubgrass.

These increases in lease expenses were partially offset by:

     . an decrease in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease which amounted to $6,543,998 in 2002 and $7,460,852 in 2001;
     . a decrease in scheduled principal payments for the Scrubgrass debt which were billed to us under the terms of the lease; and
     . decreases in the lessor's loan costs, which are passed along to us as a lease expense, due to lower average interest rates on the tax exempt bonds and variable rate term loans and reduced outstanding balances on the Scrubgrass debt.

General and administrative expenses increased to $5,655,207 for 2002 from $3,973,025 in 2001. The increase was primarily due to:

     . Microgy overhead expenses for a full 12 months, 2001 had approximately 5 1/2 months following its acquisition on July 23, 2001;
     . significant expenses related to the Microgy business development, and strategic planning; and
     .    increases in our labor force for planned business expansion.

Interest income decreased to $47,753 for 2002 from $78,203 in 2001. The decrease was primarily due to lower average interest rates for investments.

Interest expense decreased to $141,526 for 2002 from $185,547 in 2001. The decrease was primarily due to lower variable interest rates.

Results for 2001 included $2,135,048 from the settlement of the Sunnyside litigation which is discussed further under Liquidity and Capital Resources. No such settlements were received in 2002.

We earned net proceeds of $2,428,200 from the sale of NOx emissions credits in 2002. Our NOx emission credits are discussed further under Liquidity and Capital Resources. No such sales occurred in 2001.

Income tax expense decreased to $857,274 for 2002 from $1,373,454 in 2001. The decrease was primarily due to a decrease in income before taxes in 2002.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Our net income decreased to $1,679,331 for 2001 from $1,826,808 in 2000. The decrease in net income was primarily due to:

     .    decreases in power generation revenues and interest income;
     .    the absence of revenues from sales of NOx emission credits; and

     . increases in operating expenses and general and administrative expenses.

The effect of these changes was partially offset by an increase in other income and decreases in lease expenses, interest expense and income tax expense.

Basic earnings per common share decreased to $0.12 per common share in 2001 from $0.16 per common share in 2000. The decrease was primarily due to a decrease in net income and an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased in 2001 due to the issuance of additional shares for the acquisition of Microgy. Diluted earnings per common share decreased to $0.11 per common share in 2001 from $0.16 per common share in 2000. The decrease was primarily due to a decrease in net income and an increase in the weighted average common shares outstanding. The weighted average common shares outstanding increased in 2001 due to the issuance of additional shares for the acquisition of Microgy.

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

General and administrative expenses increased to $3,973,025 for 2001 from $3,602,960 in 2000. The increase was primarily due to:

     .    Microgy overhead expenses following its acquisition on July 23, 2001;
     . significant expenses related to the Microgy acquisition for post-acquisition integration, business development, and strategic planning;
     .    increases in our staff for planned business expansion; and
     . an increase in Scrubgrass insurance expense due to changes in the insurance market for power generation facilities.

These increases were partially offset by lower Scrubgrass management expenses during 2001. Scrubgrass had incurred significant professional fees, travel expenses and labor related costs during 2000 to address certain non-recurring business matters including the settlement with Penelec and the replacement of the letter of credit.

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

2003 Outlook

The following forward-looking information concerning our results of operations for 2003 is being compared to our historical results of operations for 2002 and does not take into account the effect of a potential sale of Buzzard:

As discussed in Item 7 below in the Cash Flow Outlook, in June of 2003 the payments terms of our power purchase agreement with Penelec are contractually extended. This will negatively effect our working capital position, unless other working capital arrangements are made.

Power generation revenues are expected to increase in 2003 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

Operating expenses are expected to increase in 2003 primarily due to:

     .    an escalation in rates for fuel supply cost;
     . changes in the scope of planned maintenance procedures and facility modifications; and
     . an escalation in operator fees under the terms of the operations and maintenance agreement

Lease expenses are expected to increase in 2003 primarily because:

     .    we have scheduled increases in bond principal payments.

However, these increases may be partially offset because:

     . we expect lower outstanding balances for term loans to lessen the lessor's interest costs that would be billed to us under the terms of the lease;
     . we expect the lessor to bill us lower scheduled base equity rents pursuant to the terms of the lease; and
     . we expect to have a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

General and administrative expenses are expected to increase during 2003 primarily because:

     . we expect to make changes in our work force as we further implement our Microgy business plan. These changes may include adding marketing, sales, engineering, accounting and finance personnel;
     . we continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and
     . we expect numerous corporate expenses like insurance, office supplies, rent, legal, and travel to increase due to business expansion efforts.

Other income is expected to decrease in 2003. During 2002, we reported sales of NOx emission credits of approximately $2.4 million. We do not anticipate the sale of NOx emission credits in 2003.

Assuming no additional share issuances and no repurchases, our weighted average common shares outstanding is expected to remain at 21,892,579 shares in 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are several recently issued accounting standards which are required to be adopted in the future which are described in Note B to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash provided by operating activities was $328,088 in 2002, $2,687,504 in 2001 and $469,770 in 2000. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx emission credits and investment earnings.

We reported net earnings of $1,138,383 during 2002 which contributed significantly to the cash provided by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income in 2002 to our net cash provided by operating activities:

Depreciation and amortization - During 2002, we recognized depreciation and amortization for lease rights of $149,004, licensed technology rights of $185,500, deferred financing costs of $59,534, property plant and equipment of $150,756.

Deferred income taxes - We had a net deferred income tax liability of $78,071 as of December 31, 2002 and $146,396 as of December 31, 2001. On July 23, 2001, we acquired a significant deferred tax liability from Microgy related to licensed technology rights which was the primary reason we changed to a net deferred income tax liability position as of December 31, 2001. This change was partially offset by the acquired tax benefits from Microgy's net operating loss carry forwards. The individual components of our deferred income tax expense, which amounted to $97,268 in 2002, are outlined in the notes to our consolidated financial statements.

Deferred gain, net - Our deferred gain, net, decreased to $4,163,544 as of December 31, 2002 from $4,471,955 as of December 31, 2001. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Stock-based compensation - We issued stock options with a fair market value of $49,707 to a consultant for services performed for us.

We also offer the following information to discuss changes in operating assets and liabilities which most notably impacted our cash position during 2002:

Receivable from utility - Our receivable from utility increased to $7,973,723 as of December 31, 2002 from $7,905,864 as of December 31, 2001. The increase was primarily due to a 5% increase in rates billed to Penelec under the terms of the power sales agreement, offset by lower production in December 2002 versus December 2001.

Other current assets - Our other current assets increased to $926,577 as of December 31, 2002 from $607,590 as of December 31, 2001. The increase was largely due to increases in fuel inventory quantities at Scrubgrass.

Accounts payable and accrued expenses - Our accounts payable and accrued expenses decreased to $9,650,092 as of December 31, 2002 from $10,070,205 as of December 31, 2001. The decrease was primarily because:

     .    our corporate taxes payable decreased, due to lower pre-tax income;
     . our lease payable for the lessor's bond payments decreased due to timing of bond maturities.

Investing Activities

Our cash used in investing activities was $180,654 in 2002, $1,071,915 in 2001 and $291,009 in 2000. Our investing activities were concentrated primarily in the following areas:

Restricted cash - We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $1,083,573 in 2002, $808,936 in 2001 and $678,524 in 2000. Our payments for major equipment overhauls amounted to $971,339 in 2002, $415,460 in 2001 and $418,670 in 2000. The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment - Property, plant and equipment expenditures were $50,533 in 2002, $232,691 in 2001 and $3,023 in 2000. All capitalized expenditures during 2002 were incurred by Microgy and Environmental Power Corporation. During 2001, we made machinery and equipment modifications of $227,295 to improve the raw water pre-treatment systems at the Scrubgrass facility. The remaining capital expenditures in 2001 were primarily purchases of office equipment for our corporate headquarters.

Sale of NOx Credits - Under applicable environmental laws and regulations, Scrubgrass needed to achieve certain seasonal nitrogen oxide emission levels beginning on May 1, 1999, and was also required to achieve reduced emission standards by May 2002. Due to the efficient design of the Scrubgrass facility, Scrubgrass met the 1999 requirements without any modifications to the facility. During 1999, we made capital improvements of $811,568 to the Scrubgrass facility, which enabled Scrubgrass to meet the stricter standards in 2002. By making improvements to the facility before 2002, we anticipated that we would not require a portion of our future NOx Credits to maintain our compliance with the applicable regulations. Consequently, we sold our anticipated excess NOx Credits in recent years and used the proceeds to finance the capital improvements and generate additional cash flows for operations. We expect to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Recently, we received our next award of NOx Credits for the ozone seasons in 2002 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx Credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx Credits in 2002 for $2,428,200. We do not anticipate the sale of NOx Credits in 2003.

Project development activities - We expect to begin development and construction of facilities using Microgy's licensed technology during 2003. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities.

Financing Activities

Our cash provided by (used in) financing activities was $119,038 in 2002, ($1,454,984) in 2001 and ($177,283) in 2000. We offer the following information concerning the financing activities for our business:

Related Party Loan - On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC's assets, except for the common stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. The loan has been extended with a maturity date of September 13, 2003.

Working Capital Loan for Scrubgrass - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $517,112 as of December 31, 2002 and $1,116,905 as of December 31, 2001. As discussed below, the Lessee Working Capital Loan Agreement was due to expire in December 2002. The Lessee Working Capital Loan Agreement has been extended four years until December 2006. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2001 and 2002. We have met the pay down requirement for this loan for 2002 and 2003.

Refinancing at Scrubgrass -. NEG is addressing the following financing matter:

     . Buzzard is expected to require additional working capital beginning in June 2003, when Penelec's contracted payment terms will be extended by 24 business days.

During most of 2002, PG&E National Energy Company, or NEG, the manager of Scrubgrass has been in refinancing discussions with the lending agent for the project. Under the terms of the project documents, NEG is not only a project participant but is also the manager of the project with sole responsibility and authority for discussions with project lenders. As of the quarter ending September 2002, NEG's credit rating was downgraded by the rating agencies. This has made loan refinancing more difficult, even though the debt has recourse only to the Scrubgrass project. NEG continues to address the financing matter regarding Buzzard's expected requirement for additional working capital beginning in June 2003, when Penelec's contracted payment terms will be extended by 24 business days. NEG is in discussions with Penelec regarding paying a fee to them rather than extending the payment terms. The project lender recently approved an extension of the existing $4 million working capital loan facility until 2006. See the cash flow section of this report for further discussion of expected cash flows.

Scrubgrass Debt Obligations

Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2002 and 2001:

                                            BALANCE AT         BALANCE AT
     DESCRIPTION OF THE OBLIGATION           12/31/02           12/31/01            INTEREST RATE          MATURES
--------------------------------------- ------------------ ----------------- ------------------------- -------------
BUZZARD'S LEASE OBLIGATIONS:

Variable rate tax-exempt bonds           $ 135,600,000      $ 135,600,000          Quoted Bond Rates        2012
Swap rate term loan                          8,700,913         10,669,663          7.6725%                  2005
 Variable rate term loan                     7,089,016          8,344,479          LIBOR + 1.250%           2004

BUZZARD'S DEBT OBLIGATIONS:

 Variable rate term loan                       837,437            985,747          LIBOR + 1.250%           2004
 Working capital loan                          517,112          1,116,905          LIBOR + 1.250%           2008


Buzzard's lease obligations for the lessor's debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers - We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $645,948 as of December 31, 2002 and $645,948 as of December 31, 2001. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. During 2000, we received aggregate note repayments of $363,783 from executive officers. During 2001, executive officers borrowed an aggregate of $200,000 from us.

Dividends - We declared dividends on common stock of $684,408, or 6 cents per share, in 2000. Since December of 2000, the Board of Directors has not declared any dividends on our common stock. Due to the recent acquisition of Microgy and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future. Buzzard also paid dividends of $5,000 per year to its preferred stockholder during 2002, 2001 and 2000. The dividends, we declared of $171,102 in 2000 were paid in 2001.

Sunnyside Contingent Obligations - We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001.

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

Cash Flow Outlook

During 2003, we expect to principally fund our business activities from available cash balances, investment earnings, cash which may become available from Scrubgrass, the sale of assets or a subsidiary and or raising additional debt or equity funding. As discussed in Item 1, we are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in 2003 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions.

On December 31, 2002, our unrestricted cash balance was $734,743 as compared to $468,271 as of December 31, 2001. On December 31, 2002, our restricted cash balance was $1,144,701 as compared to $1,014,580 as of December 31, 2001. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the three months ended March 31, 2003, we received distributions of $1,211,250 from Scrubgrass which is less than our distributions of $1,555,506 during the same period in 2002. The decrease in distributions in the first quarter of 2002 is the result of proceeds of $2,428,200 from the sale of Nox emissions credits in the first quarter 2002, no such sales occurred in 2003. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last three years. Since Scrubgrass is leveraged with variable rate debt, the recent trend of low interest rates, the sale of NOx emission credits and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Assuming the continuing trends of favorable operations and low interest rates during 2003, we anticipate record power revenues from Scrubgrass in 2003.

However our cash flow from revenues provided by Scrubgrass in 2003 may be significantly reduced as a result of terms of the power sales agreement originally executed with Penelec in 1987. Unless modified as discussed below, Penelec's payment terms will automatically be extended in June 2003 from the current 23 business days after month end to 47 business days after month end. As a result, Buzzard will incur a need for increased working capital. Under the terms of the project documents, NEG is not only a project participant but is also the manager of the project with sole responsibility and authority for discussions with project lenders. As of the quarter ending September 2002, NEG's credit rating was downgraded by the rating agencies. We believe this has made working capital loan refinancing more difficult, even though the debt is recourse only to the Scrubgrass project. The lender which recently approved an extension of the existing $4 million working capital loan facility until 2006 was also approached to increase the facility to $10 million to accommodate the change in the Penelec payment terms. The lender has decided not to increase the loan amount to accommodate this change. NEG is in discussions with Penelec regarding paying a fee to Penelec, or making modifications to current operating practices rather than extending the payment terms.

The extended Penelec payment terms, unless adjusted, are likely to result in a significantly longer period during 2003 than in prior years when Buzzard will not receive any distributions from the Scrubgrass Project. Accordingly, in the event no additional credit accommodation is arranged for the increased working capital requirements at the Scrubgrass plant, our cash flow from Scrubgrass operations for 2003 will not be sufficient to fund:

     .    EPC's historic corporate overhead requirements;
     .    Current taxes due;
     .    continued implementation of the Microgy business plan; and
     . repayment of the Alco loan to the extent the loan is not extended, refinanced or replaced.

Even if additional working capital is arranged, without additional funding or the sale of Scrubgrass EPC would need to extend the payment terms of certain liabilities. Furthermore, we will be restricted in our ability to develop Microgy without additional funding.

We are working with a financial advisor to assist us in securing additional debt or equity financing for our business. Additionally, we are pursuing and have received offers concerning the potential sale of our subsidiary Buzzard. Such a sale, if consummated, based on the terms and conditions of these offers, would generate sufficient cash to fund the cost of selling Buzzard and all currently estimated EPC expenses for the remainder of 2003 and a portion of 2004 including EPC corporate overhead, EPC corporate obligations including the repayment of the Alco loan and taxes and provide working capital to continue to fund the development of our Microgy business. While we would then no longer be entitled to future cash flows from the Scrubgrass Project, we would, however, avoid uncertainties relating to scheduled changes in Penelec's payment terms, working capital financing involving the Scrubgrass Project, the potential bankruptcy by NEG and changes in power rates paid by Penelec beginning in 2005, all of which could adversely affect Buzzard's cash flows. There can, however, be no assurance that Environmental Power will successfully negotiate and conclude a financing or sale transaction on terms deemed acceptable.

During 2003, subject to financing constraints described above, Microgy plans to commence the sale, development and construction of projects based upon the anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Microgy can offer no assurance that it or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

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

Microgy had accumulated losses due primarily to expenses of business development of approximately $4,127,000 through December 31, 2002. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

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

We are considering corporate, project and group financing to fund the cost of any development we may decide to pursue for our anaerobic digestion bioenergy projects. In such event, we are likely to require financing and such financing may be difficult to obtain. If we are unable to obtain such financing, the valuation of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on the lender's or investor's review of the financial capabilities of us as well as specific project or projects and other factors, including their assessment of our ability to successfully construct and manage the project.

Microgy's technologies could become obsolete before commercial deployment, reducing the value of your investment.

We do not expect to commercially deploy Microgy's licensed anaerobic digestion bioenergy technologies until we further develop Microgy's business plan, decide on project structures and arrange necessary financing. Current technologies or solutions that may be developed in the future by competitors could make our anaerobic digestion bioenergy technologies obsolete before they are commercially deployed. Accordingly, we cannot guarantee that our technologies will ensure a competitive position within the marketplace in the future. If we are unable to obtain a competitive position in the agricultural and alternative power generation markets, the value of your investment will be reduced.

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

We own a 22 year leasehold interest that commenced in 1994 in our Scrubgrass Project; a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass Project, we are dependent on its successful and continued operating experiences. Increased working capital requirements of the Scrubgrass Project, significant unscheduled shutdowns or large increases in interest rates at Scrubgrass would reduce our cash flow. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

We do not control the management of the Scrubgrass Project, our primary revenue generating asset.

We have a management services agreement with PG&E National Energy Group to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E Operating Services to operate the facility. Under the terms of these agreements, there are provisions that limit our participation in the management and operation of the Scrubgrass Project. Because we do not exercise control over the operation or management of the Scrubgrass Project, decisions may be made, notwithstanding our opposition that may have an adverse effect on our business. The bankruptcy filing by PG&E and the credit down grade of NEG creates additional uncertainty regarding the management of the project.

Our current power generation revenue is derived from only one customer, the loss of which would severely harm our financial condition and the value of your investment.

Our current Scrubgrass Project power generation revenue is earned under a long-term power purchase agreement with one customer, Pennsylvania Electric Company, or Penelec, a subsidiary of FirstEnergy Corporation. We expect that the concentration of our revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to us, our financial condition will be adversely affected.

A large increase in interest rates may adversely affect our operating results.

Our Buzzard subsidiary is leveraged with mostly variable rate and some fixed rate debt obligations. Should market interest rates rise significantly, our operating results will be adversely impacted.

Our Scrubgrass Project's long-term power purchase agreement is subject to a change in rates in 2005 and market conditions in its later years which may affect our profitability.

The Scrubgrass Project generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, approved by the Pennsylvania Public Utility Commission. For years 2005 through 2012, the agreement provides for a rate determined based on a scheduled rate adjusted for actual inflation during prior contract years compared to the automatic 5% adjustment in such prior years. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, the existence of inflation less than 5% in years prior to 2005 will negatively impact revenue. Low wholesale energy rates during the later years of the power purchase agreement would negatively impact our profitability and could affect our financial position.

Payment terms on our Scrubgrass Project will change in 2003 and, if our working capital is not increased to satisfy the change, our cash available for other uses will be significantly limited.

In 2003, the payment schedule on our power purchase agreement will be modified to allow Penelec more time to pay us for the power that we produce. If these payment terms are not modified or other working capital arranged and the financing or sale of Scrubgrass is not achieved, this payment schedule change will cause a reduction in our working capital and will limit our ability to pay for corporate overhead, service our debt and allocate resources to other projects.

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

The performance of our renewable energy technologies is dependent on the availability of certain waste resources to produce the raw energy and meet performance standards in the generation of power or bio-fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to efficiently operate and generate income. As a result, our revenue and financial condition will be materially and negatively affected. We cannot be sure that waste resources will be available in the future for free or at a price that make them affordable for our waste-to-energy technologies.

Our reliance on licenses, agreements and business alliances links our fate to the fate of these businesses, of which we cannot predict or control.

We intend to rely on a network of various licenses, agreements and alliances with other businesses to provide important technologies and services for our businesses. Specifically, we rely on third party companies for the operation and maintenance of our Scrubgrass facility and for the technology upon which we base our proposed anaerobic digester projects. The failure of any of these third party companies or the termination of any of these or other material licenses, agreements or business alliances will have a detrimental impact on the success of one or all projects or categories of projects and negatively impact our revenue. We cannot predict or control the fate of these other businesses on which we rely.

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

Whether we have sold our facilities to customers or continue to own them, our revenue and performance under various agreements and in our markets will depend on the efficient and uninterrupted operation of our bioenergy plants and systems, including automated control systems. Any system failure that causes interruptions in our operations in facilities that we have sold but continue to manage could have an adverse effect on our business and results of operations. Also, any system failure that causes interruptions in facilities that we own could have a material adverse effect on our business, results of operations and financial condition. As we expand our operations, there will be increased stress placed upon hardware and information management systems. There can be no assurance that we will not experience system failures. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins and similar events. Our systems and operations will also face contamination due to the actions of farmers and others who may have access to our sites. We do not presently have redundant systems or a formal disaster recovery plan to mitigate the risk of losses that may occur. There can also be no assurance that any business interruption or property and casualty insurance that we would carry in the future would be sufficient to compensate for any losses that may occur.

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

Unless our sale of power is under a long-term contract, future power sales into unregulated and retail markets will likely subject our revenue to large swings or prolonged depression of prices.

Electricity is a commodity available from a large amount of sources with no pricing control. When we sell power under long term supply contracts or into the unregulated wholesale and retail markets, we will be subject to very competitive pricing pressures and some market risks. Low energy rates would negatively impact our profitability and could adversely affect our financial condition. Currently, we sell or have agreed to sell all of our power under existing long term contracts. We are not certain of what form our future contracts will take. The form of future contracts could subject us to unforeseen risks.

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

Our business approach to the renewable energy and waste management industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for our bio-energy products will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets does not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

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

In order for us to enter into the anaerobic digester market we will be required to hire and retain highly skilled employees and independent contractors. It is anticipated that such persons may be difficult to locate and engage. If we are not successful in hiring and retaining qualified persons, our ability to enter into the anaerobic digester market and the value of your investment will be impaired.

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

Lease Expense - As a lease cost of the Scrubgrass project, we are required to fund the lessor's debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2002, the aggregate outstanding balance of our variable rate debt obligations was $2,104,549. As of December 31, 2002, the aggregate outstanding balance of the lessor's variable rate debt obligations, which are passed along to us as a lease expense, was $143,526,453. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $21,046 and lease expense of $1,435,264. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 14 - Exhibits, Index to Financial Statements, and Reports on Form 8-K.

                          INDEX TO FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                          ----
Independent Auditors' Report                                                                              F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001                                              F-2
Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31,     F-3
2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001     F-4
and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                F-5
Notes to Consolidated Financial Statements                                                                F-6

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to our directors may be found in the section captioned "Occupations of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information concerning executive officers is contained in Item 4A above.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item may be found in the sections captioned "Principal Holders of Voting Securities" and "Proposal One - Election of Directors" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in the section captioned "Compensation and Other Information Concerning Directors and Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

     a) Under the supervision and with the participation of the Environmental Power's management, including our chief executive officer and the principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. They have concluded that these disclosure controls provide reasonable assurance that Environmental Power can collect process and disclose, within the time periods specified in the Commission's rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

     b) There have been no significant changes in Environmental Power's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

ITEM 15. INDEX TO FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as part of this annual report:

         (a)  1.   Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

                                                                                                          PAGE
                                                                                                          ----
Independent Auditors' Report                                                                              F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001                                              F-2
Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31,     F-3
2002, 2001 and 2000
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended                             F-4
December 31, 2002, 2001  and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                F-5
Notes to Consolidated Financial Statements                                                                F-6

         (a)  2.   Financial Statement Schedules

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II - Valuation and Qualifying Accounts

              Column A                   Column B                   Column C              Column D        Column E
----------------------------------------------------------------------------------------------------------------------
                                                          Additions      Additions
                                        Balance at     (resulting from   (charged to
                                       beginning of    acquisition of    income tax                      Balance at
            Description                   period         subsidiary)     expense)        Deductions    end of period
----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001:

  Valuation reserve for net operating
   loss carry forwards
                                           $      --          $ 139,521       $  8,856                      $ 148,377

Year Ended December 31, 2002:

  Valuation reserve for net operating
   loss carry forwards
                                           $ 148,377          $      --       $ 78,746                      $ 227,123

(a) 3.   Exhibits

The following Exhibits are included in this report:

          EXHIBIT                                                                                         INCORPORATION
          NUMBER                                       DESCRIPTION                                           REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------
           3.01     Certificate of Incorporation, as amended.                                                     A

           3.02     Certificate of Designations related to the Company's newly designated, $.01 par               J
                    value, Series B Convertible Preferred Stock.

           3.03     Amendment to Certificate of Incorporation effective November 9, 2001.                         M

           3.04     Bylaws of the Registrant, as amended.                                                         F

           4.01     2001 Stock Incentive Plan                                                                     L

           4.02     2002 Director Option Plan                                                                     L

           4.03     Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg           L

           4.04     Option Agreement dated as of September 14, 2001 between the Company and Robert I.             L
                    Weisberg

          10.01     Share Exchange Agreement dated June 20, 2001 among the Company, Microgy and the               H
                    Principal Microgy Shareholders.

          10.02     Stockholders' Agreement dated July 23, 2001 among the Company, the Principal Microgy          H
                    Shareholders, Joseph E. Cresci and Donald A. Livingston.

          EXHIBIT                                                                                         INCORPORATION
          NUMBER                                       DESCRIPTION                                           REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------
          10.03     Registration Rights Agreement dated July 23, 2001 among the Company, the Principal            H
                    Microgy Shareholders, Joseph E. Cresci, Donald A. Livingston and future exchanging
                    Microgy security holders who become a party thereto.

          10.04     Form of Joiner Agreement related to Share Exchange Agreement.                                 H

          10.05     Form of Waiver Agreement dated July 23, 2001 executed by certain Microgy                      H
                    Shareholders.

          10.06     Warrant Agreement dated July 23, 2001 between the Company and Daniel J. Eastman.              I

          10.07     Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas           K
                    Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

          10.08     Promissory Note dated September 14, 2001 between the Company and Alco Financial               K
                    Services, LLC.

          10.09     Security Agreement dated September 14, 2001 between the Company and Alco Financial            K
                    Services, LLC.

          10.10     Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services,          K
                    LLC.

          10.11     Services Agreement dated September 13, 2001 between the Company and PG&E Energy               M
                    Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone
                    Transport Region (NOx) Budget Allowances completed in 2002.

          10.12     Wisconsin Public Service Corporation Amended and Restated Agreement for Power
                    Purchase with Microgy Cogeneration System, Inc. dated March 18, 2003.

          10.13     Environmental Power Corporation Retirement Plan, as restated, effective as of                 M
                    January 1, 1998 and dated as of December 23, 1998.

          10.14     Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and           M
                    restated, effective as of January 1, 1998 and dated as of December 23, 1998.

          10.15     Indemnification Agreement dated February 12, 2002 between the Company and Joseph              M
                    Cresci, Donald Livingston, William Linehan, and their successors.

          10.16     Office Building Lease Agreement dated December 21, 2001 between the Company and               M
                    Merkle, Soupcoff, & Fiorentino, Inc.

          10.17     Form of Warrant Agreement executed by certain Microgy warrant holders.                        M

          EXHIBIT                                      DESCRIPTION                                        INCORPORATION
          NUMBER                                                                                             REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------

          10.18     Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by             B
                    and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated
                    August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass
                    Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating
                    Company, L.P. to Buzzard Power Corporation on June 17, 1994.

          10.19     Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass                    B
                    Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power
                    Corporation dated February 22, 1989, as amended by letter agreement dated March 28,
                    1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating
                    Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company,
                    L.P. to Buzzard Power Corporation on June 17, 1994.

          10.20     Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass             B
                    Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power
                    Corporation dated September 27, 1989 which was assigned by Scrubgrass Power
                    Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and
                    assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation
                    on June 17, 1994.

          10.21     Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass              B
                    Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power
                    Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by
                    Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.

          10.22     Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from            B
                    the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and
                    Scrubgrass Power Corporation dated November 27, 1990 which was assigned by
                    Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15,
                    1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
                    Corporation on June 17, 1994.

          10.23     Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of               B
                    Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania
                    Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by
                    Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15,
                    1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
                    Corporation on June 17, 1994.

          10.60     Management Services Agreement by and between Scrubgrass Generating Company, L.P. and          B
                    PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by
                    Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.
                    PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group). Exhibit A to this agreement was omitted because it was previously filed as Exhibit 10.67.

          EXHIBIT                                                                                         INCORPORATION
          NUMBER                                       DESCRIPTION                                           REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------
          10.61     Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between          B
                    Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21,
                    1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power
                    Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating
                    Services Company).

          10.62     First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass              B
                    Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating
                    Services Company (now PG&E Operating Services Company) dated December 22, 1995.

          10.67     Appendix I to the Amended and Restated Participation Agreement, dated as of December          G
                    22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P.,
                    Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which
                    Appendix defines terms used and not otherwise defined in other contracts.

          10.70     Stock Pledge Agreement, dated December 19, 1991, between Environmental Power                  D
                    Corporation and Scrubgrass Generating Company, L.P.

          10.71     Amended and Restated Participation Agreement, dated as of December 22, 1995, among            G
                    Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power
                    Corporation, Bankers Trust Company and Credit Lyonnais.

          10.72     Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation          C
                    Agreement, dated as of December 22, 1995, among Buzzard Power Corporation,
                    Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust
                    Company and Credit Lyonnais.

          10.73     Director Option Plan.                                                                         F

          10.80     Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a           B
                    Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware
                    corporation, as Lessee, dated as of December 22, 1995. Schedules and similar attachments listed in the Lease have been omitted and we agree to furnish supplementally a copy of any omitted schedule or attachment to the Securities and
                    Exchange Commission upon request.

          10.83     Amended and Restated Disbursement and Security Agreement between Scrubgrass                   B
                    Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers
                    Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York
                    Branch as Agent, dated as of December 22, 1995. Schedules and similar attachments listed in this agreement have been omitted and we agree to furnish supplementally a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

          EXHIBIT                                                                                         INCORPORATION
          NUMBER                                       DESCRIPTION                                           REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------
          10.84     Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass                 B
                    Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.

          10.85     Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement           C
                    and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor,
                    Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent
                    and Credit Lyonnais acting through its New York Branch as Agent, dated as of
                    December 22, 1995.

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

          10.93     Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to           E
                    the Amended and Restated Lease Agreement between Scrubgrass Generating Company,
                    L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a
                    Delaware corporation, as Lessee, dated as of December 22, 1995.

          10.94     Lease between Adams Realty Trust and Environmental Power Corporation, dated January           E
                    26, 2000.

          10.95     Settlement Agreement and Release between GEC Alsthom International, Inc. and Buzzard          E
                    Power Corporation dated May 28, 1998.

          10.96     Purchase and Sale Agreements, dated as of December 16, 1998, January 4, 2000 and              E
                    January 8, 2000, between PG&E Energy Trading - Power, L.P. and Buzzard Power
                    Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget
                    Allowances.

          10.97     Environmental Power Corporation Medical Expense Reimbursement Plan effective as of            E
                    September 1, 1998 and dated as of December 18, 1998.

          10.99     Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among
                    Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania
                    Electric Company.                                                                             F

          10.101    Promissory Noted dated July 30, 1993 by Joseph E. Cresci in favor of Environmental
                    Power Corporation in the original amount of $161,000 (remaining principal balance
                    $86,875).

          10.102    Promissory Noted dated July 30, 1993 by Donald A. Livingston in favor of
                    Environmental Power Corporation in the original amount of $161,000

          EXHIBIT                                                                                         INCORPORATION
          NUMBER                                       DESCRIPTION                                           REFERENCE
          -------   ------------------------------------------------------------------------------------- ------------
          10.103    Promissory Noted dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50
                    (remaining principal balance $149,498.31).

          10.104    Promissory Noted dated September 9, 1997 by Robert I. Weisberg in favor of
                    Environmental Power Corporation in the original amount of $48,575.00.

          10.105    Promissory Noted dated April 12, 2001 by Joseph E. Cresci in favor of Environmental
                    Power Corporation in the original amount of $100,000.00.

          10.106    Promissory Noted dated April 12, 2001 by Donald A. Livingston in favor of
                    Environmental Power Corporation in the original amount of $100,000.00.

          10.107    First Amendment, dated July 11, 2002, to the Environmental Power Corporation
                    Retirement Plan (the "Plan").

          10.108    EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the "Plan").

          11.01     Computation of earnings per share

          21.01     Subsidiaries of the Registrant

          23.01     Consent of Deloitte & Touche LLP

          99.01     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          99.02     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

          INCORPORATION REFERENCES:

          A         Intentionally omitted

          B         Previously filed as part of our Report on Form 10-K for
                    the year ended December 31, 1996 (Commission File No. 0-15472).

          C Previously filed as part of our Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-15472).

          D         Previously filed as part of our Report on Form 10-K for
                    the year ended December 31, 1997 (Commission File No. 0-15472).

          E         Previously filed as part of our Report on Form 10-K for
                    the year ended December 31, 1998 (Commission File No. 0-15472).

          F         Previously filed as part of our Report on Form 10-K for
                    the year ended December 31, 1999 (Commission File No. 0-15472).

          G         Previously filed as part of our Report on Form 10-K for
                    the year ended December 31, 2000 (Commission File No. 0-15472).

         H Previously filed as part of Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

         I Previously filed as part of Schedule 13D filed by Daniel J. Eastman on August 2, 2001

         J Previously filed as part of our Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

         K Previously filed as part of our Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-15472).

         L Previously filed as part of our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559)

         M Previously filed as part of our Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 0-15472).

 (B) REPORTS ON FORM 8-K

             i). On October 15, 2002, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation ("POWR") had signed a memorandum of understanding with Vermont Public Power Supply Authority (VPPSA) for the construction, sale and operation of anaerobic digester/electric generation facilities in New England and New York.

             ii). On November 1, 2002, the Registrant disclosed pursuant to Regulation FD a Case Study, which was published by The Harvard Business School in connection with its educational activities.

             iii). On November 14, 2002, the Registrant disclosed pursuant to
                   Regulation FD an earnings release of Environmental Power Corporation ("POWR"), dated November 14, 2002.

             iv). On November 26, 2002, the Registrant disclosed pursuant to Regulation FD the Letter to Shareholders dated November 15, 2002, which was included in its Third Quarter 2002 Quarterly Brochure to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                             ENVIRONMENTAL POWER CORPORATION

March 31, 2003             By                    /s/ Joseph E. Cresci
                                   --------------------------------------------
                                                     Joseph E. Cresci, Chairman
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

         SIGNATURE             TITLE                         DATE

 /s/ Joseph E. Cresci          Chairman, Chief               March 31, 2003
----------------------------   Executive Officer,
Joseph E. Cresci               & Director (Principal
                               Executive Officer)

 /s/ Donald A. Livingston      President & Chief             March 31, 2003
---------------------------    Operating Officer
Donald A. Livingston

 /s/ R. Jeffrey Macartney      Treasurer and Chief           March 31, 2003
---------------------------    Financial Officer
R. Jeffrey Macartney           (Principal Financial and
                               Accounting Officer)

 /s/ Peter J. Blampied         Director                      March 31, 2003
----------------------------
Peter J. Blampied

/s/ Jessie Knight Jr.          Director                      March 31, 2003
----------------------------
Jessie Knight Jr.

/s/ August Schumacher Jr.      Director                      March 31, 2003
----------------------------
August Schumacher Jr.

/s/ Tom M. Matthews            Director                      March 31, 2003
----------------------------
Tom M. Matthews

/s/ Robert I. Weisberg         Director                      March 31, 2003
----------------------------
Robert I. Weisberg

                           SECTION 302 CERTIFICATIONS

I, Joseph E. Cresci, certify that:

     1.   I have reviewed this annual report of Environmental Power Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:n Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          . designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          . evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          . presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          . all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          . any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ Joseph E. Cresci
          -----------------------
          Joseph E. Cresci
          Chief Executive Officer
          March 31, 2003

I, R. Jeffrey Macartney, certify that:

     1.   I have reviewed this annual report of Environmental Power Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          . designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          . evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          . presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          . all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          . any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          /s/ R. Jeffrey Macartney
          -------------------------
          R. Jeffrey Macartney
          Chief Financial Officer
          March 31, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
   Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation (the "Corporation") and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15, (a) 2. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

February 28, 2003

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31              DECEMBER 31
                                                                                              2002                    2001
                                                                                     --------------------    --------------------
ASSETS

CURRENT ASSETS:
    Cash  and  cash equivalents                                                      $            734,743    $            468,271
    Restricted cash                                                                             1,144,701               1,014,580
    Receivable from utility                                                                     7,973,723               7,905,864
    Other current assets                                                                          926,577                 607,590
                                                                                     --------------------    --------------------
            TOTAL CURRENT ASSETS                                                               10,779,744               9,996,305

PROPERTY, PLANT AND EQUIPMENT, NET                                                                552,607                 652,830

LEASE RIGHTS, NET                                                                               2,012,499               2,161,503

ACCRUED POWER GENERATION REVENUES                                                              70,192,993              63,648,995

GOODWILL                                                                                        4,912,866               4,912,866

UNRECOGNIZED PRIOR PENSION SERVICE COST                                                           641,885                 687,734

LICENSED TECHNOLOGY RIGHTS, NET                                                                 3,442,677               3,628,177

OTHER ASSETS                                                                                      422,628                 565,570
                                                                                     --------------------    --------------------
            TOTAL ASSETS                                                             $         92,957,899    $         86,253,980
                                                                                     ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                            $          9,650,092    $         10,070,205
    Secured promissory note payable to related party                                              750,000                 750,000
    Other current liabilities                                                                     965,014               1,363,108
                                                                                     --------------------    --------------------
            TOTAL CURRENT LIABILITIES                                                          11,365,106              12,183,313

DEFERRED GAIN, NET                                                                              4,163,544               4,471,955

SECURED PROMISSORY NOTES PAYABLE
 AND OTHER BORROWINGS                                                                             972,565               1,420,467
DEFERRED INCOME TAX LIABILITY                                                                      78,071                 146,396
ACCRUED LEASE EXPENSES                                                                         70,192,993              63,648,995
                                                                                     --------------------    --------------------
            TOTAL LIABILITIES                                                                  86,772,279              81,871,126
                                                                                     --------------------    --------------------

SHAREHOLDERS' EQUITY:
    Preferred Stock ($.01 par value; 2,000,000 shares authorized
     no shares issued)                                                                                  0                       0
    Preferred Stock (no par value, 10 shares authorized; 10 shares
     issued as of December 31, 2002 and December 31, 2001, respectively)                              100                     100

  Common Stock ($.01 par value; 50,000,000 shares authorized; 22,410,293 and
   21,370,293 issued; and 21,852,059 and 20,251,653 outstanding as of
   December 31, 2002 and December 31, 2001, respectively)                                         224,103                 213,702
    Additional paid-in capital                                                                  7,669,351               6,850,046
    Accumulated deficit                                                                          (385,007)             (1,518,390)
    Accumulated other comprehensive loss                                                         (312,850)                (60,385)
                                                                                     --------------------    --------------------
                                                                                                7,195,697               5,485,073

    Treasury stock (558,234 and 1,118,640 common shares, at cost, as of
      December 31, 2002 and December 31, 2001, respectively)                                     (364,129)               (456,271)
    Notes receivable from officers and board members                                             (645,948)               (645,948)
                                                                                     --------------------    --------------------
            TOTAL SHAREHOLDERS' EQUITY                                                          6,185,620               4,382,854
                                                                                     --------------------    --------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $         92,957,899    $         86,253,980
                                                                                     ====================    ====================

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                                YEAR ENDED DECEMBER 31
                                                                         2002                 2001                 2000
                                                                   ---------------    ------------------    -----------------
POWER GENERATION REVENUES                                          $    54,983,934    $       53,518,000    $      54,303,222

COSTS AND EXPENSES:
     Operating expenses                                                 24,139,819            23,681,081           22,291,069
     Lease expenses                                                     25,291,293            24,705,813           26,415,897
     General and administrative expenses                                 5,655,207             3,973,025            3,602,960
     Depreciation and amortization                                         544,796               441,410              415,230
                                                                   ---------------    ------------------    -----------------
                                                                        55,631,115            52,801,329           52,725,156
                                                                   ---------------    ------------------    -----------------
OPERATING (LOSS) INCOME                                                   (647,181)              716,671            1,578,066
                                                                   ---------------    ------------------    -----------------
OTHER INCOME (EXPENSE):
     Interest income                                                        47,753                78,203              736,867
     Interest expense                                                     (141,526)             (185,547)            (320,641)
     Amortization of deferred gain                                         308,411               308,410              308,411
     Sales of NOx emission credits                                       2,428,200                    --            1,156,338
     Settlement of the Sunnyside Project litigation                                            2,135,048                   --
                                                                   ---------------    ------------------    -----------------
                                                                         2,642,838             2,336,114            1,880,975
                                                                   ---------------    ------------------    -----------------
INCOME BEFORE INCOME TAXES                                               1,995,657             3,052,785            3,459,041

INCOME TAX EXPENSE                                                        (857,274)           (1,373,454)          (1,632,233)
                                                                   ---------------    ------------------    -----------------
NET INCOME                                                               1,138,383             1,679,331            1,826,808
OTHER COMPREHENSIVE LOSS:
    Minimum pension liability adjustment, net of
     income tax benefit of $165,592 in 2002 and $39,606 in 2001           (252,465)              (60,385)                  --
                                                                   ---------------    ------------------    -----------------
COMPREHENSIVE INCOME                                                       885,918             1,618,946            1,826,808
                                                                   ---------------    ------------------    -----------------
DIVIDENDS DECLARED:
     Common shares                                                 $             0    $                0    $         684,408
     Preferred shares                                              $         5,000    $            5,000    $           5,000
     Dividends declared per common share                           $          0.00    $             0.00    $            0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                              20,720,614            14,144,222           11,406,783
     Diluted                                                            20,810,823            14,745,695           11,408,809

BASIC EARNINGS PER COMMON SHARE                                    $          0.05    $             0.12    $            0.16

DILUTED EARNINGS PER COMMON SHARE                                  $          0.05    $             0.11    $            0.16

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                            PREFERRED
                                                   PREFERRED STOCK            STOCK             COMMON STOCK          ADDITIONAL
                                                  ($.01 PAR VALUE)         (NO PAR; 10        ($.01 PAR VALUE)         PAID-IN
                                                  SHARES     AMOUNT      SHARES ISSUED)       SHARES     AMOUNT        CAPITAL
                                               ------------------------  ----------------  ------------------------  -------------
BALANCE AT JANUARY 1, 2000                              0.0           0               100    12,525,423     125,254              0

     Dividends paid
     Notes receivable repayments
     Net income
                                               ------------------------  ----------------  ------------------------  -------------
BALANCE AT DECEMBER 31, 2000                            0.0           0               100    12,525,423     125,254              0

     Issuance of stock options for services                                                                                113,600
     Issuance of warrant to lender                                                                                          14,398
     Dividends paid
     Borrowings under notes receivable
     Exchange of convertible preferred stock
      and common stock for 87.7% of
      outstanding equity of Microgy               197,760.7   1,528,690                       5,521,549      55,215      4,212,942
     Issuance of additional common stock
      to holders of 87.7% of outstanding
      equity in Microgy                                                                         258,884       2,589        197,528
     Conversion of preferred stock to
      common stock                               (197,760.7) (1,528,690)                      1,977,607      19,776      1,508,914

     Exchange of common stock for 12.3%
      of outstanding equity of Microgy                                                        1,086,830      10,868        829,252
     Exchange of options and warrants for
      options and warrants of Microgy                                                                                       55,697
     Stock issuance and registration costs                                                                                 (82,285)
     Net income
     Minimum pension liability adjustment, net
                                               ------------------------  ----------------  ------------------------  -------------
BALANCE AT DECEMBER 31, 2001                              0           0               100    21,370,293     213,702      6,850,046

     Issuance of stock options for services                                                                                 49,707
     Dividends paid
     Reclassify prior year Dividends paid
     Purchase of common stock
     Private placement common stock                                                           1,040,000      10,401        769,598
     Stock issuance and registration costs
     Net income
     Minimum pension liability adjustment, net
                                               ------------------------  ----------------  ------------------------  -------------

BALANCE AT DECEMBER 31, 2002                            0.0  $        0               100    22,410,293 $   224,103  $   7,669,351
                                               ========================  ================  ========================  =============

                                                                  Accumulated                      Receivable
                                                                     Other                       from Officers
                                                Accumulated      Comprehensive      Treasury       and Board
                                                  Deficit            Loss             Stock         Members           Total
                                               ---------------  ---------------   -----------   --------------    --------------
BALANCE AT JANUARY 1, 2000                          (4,330,121)               0      (456,271)        (809,731)       (5,470,769)

     Dividends paid                                   (689,408)                                                         (689,408)
     Notes receivable repayments                                                                       363,783          363,783
     Net income                                      1,826,808                                                         1,826,808
                                               ---------------  ---------------   -----------   --------------    --------------
BALANCE AT DECEMBER 31, 2000                        (3,192,721)               0      (456,271)        (445,948)       (3,969,586)

     Issuance of stock options for services                                                                              113,600
     Issuance of warrant to lender                                                                                        14,398
     Dividends paid                                     (5,000)                                                           (5,000)
     Borrowings under notes receivable                                                                (200,000)         (200,000)
     Exchange of convertible preferred stock
      and common stock for 87.7% of
      outstanding equity of Microgy
                                                                                                                       5,796,847
     Issuance of additional common stock
      to holders of 87.7% of outstanding
      equity in Microgy                                                                                                  200,117
     Conversion of preferred stock to
      common stock                                                                                                             0
     Exchange of common stock for 12.3%
      of outstanding equity of Microgy                                                                                   840,120
     Exchange of options and warrants for
      options and warrants of Microgy                                                                                     55,697
     Stock issuance and registration costs                                                                               (82,285)
     Net income                                      1,679,331                                                         1,679,331
     Minimum pension liability adjustment, net                          (60,385)                                         (60,385)
                                               ---------------  ---------------   -----------   --------------    --------------
BALANCE AT DECEMBER 31, 2001                        (1,518,390)         (60,385)     (456,271)        (645,948)        4,382,854

     Issuance of stock options for services                                                                               49,707
     Dividends paid                                     (5,000)                                                           (5,000)
     Reclassify prior year Dividends paid
     Purchase of common stock                                                        (167,858)                          (167,858)
     Private placement common stock                                                   260,000                          1,039,999
     Stock issuance and registration costs                                                                                     0
     Net income                                      1,138,383                                                         1,138,383
     Minimum pension liability adjustment, net                         (252,465)                                        (252,465)
                                               ---------------  ---------------   -----------   --------------    --------------
BALANCE AT DECEMBER 31, 2002                   $      (385,007) $      (312,850)  $  (364,129)  $     (645,948)   $    6,185,620
                                               ===============  ===============   ===========   ==============    ==============

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                           2002               2001                 2000
                                                                    -----------------  -------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $       1,138,383  $         1,679,331   $      1,826,808
    Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                       544,794              441,410            415,230
          Deferred income taxes (decrease) increase                           (68,325)             104,425            121,112
          Amortization of deferred gain                                      (308,411)            (308,410)          (308,411)
          Release of Sunnyside Project liabilities                                 --             (635,048)                --
          Non-cash compensation expense                                            --                                      --
          Non-cash and stock based compensation                                49,707              113,600                 --
          Accrued power generation revenues                                (6,543,998)          (7,460,852)        (7,036,012)
          Accrued lease expenses                                            6,543,998            7,460,852          7,036,012
          Changes in operating assets and liabilities:
               (Increase) decrease in receivable from utility                 (67,859)            (569,456)        (3,632,486)
               Decrease (increase) in unrecognized prior pension
                service cost                                                   45,849             (106,637)          (581,097)
               (Increase) decrease in other current assets                   (318,987)             164,510           (115,128)
               Decrease (Increase) in other assets                             83,408              (20,730)            37,599
               (Decrease) increase in accounts payable and
                 accrued expenses                                            (672,578)           1,917,062          2,781,245
               Increase in long-term liabilities                                   --                   --             11,400
               Decrease in long-term debt to supplier                         (97,893)             (92,553)           (86,502)
                                                                    -----------------  -------------------   ----------------
                 Net cash provided by operating activities                    328,088            2,687,504            469,770
                                                                    -----------------  -------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in restricted cash                                   (130,121)            (427,104)          (287,986)
    Cash paid for the acquisition of Microgy, net of cash acquired                 --             (412,120)                --
    Property, plant and equipment expenditures                                (50,533)            (232,691)            (3,023)
                                                                    -----------------  -------------------   ----------------
                 Net cash used in investing activities                       (180,654)          (1,071,915)          (291,009)
                                                                    -----------------  -------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividend payments                                                          (5,000)            (176,102)          (689,408)
    Private placement of common stock                                         779,999
    (Repayments) net borrowings  under working capital loan                  (599,793)          (1,626,056)           748,342
    Borrowings under secured promissory note payable to
     related party                                                                                 750,000                 --
    Sale of treasury stock                                                     92,142
    (Borrowings under) proceeds from officer notes receivable                                     (200,000)           363,783
    Repayment of secured promissory notes payable and
     other borrowings                                                        (148,310)            (202,826)          (600,000)
                                                                    -----------------  -------------------   ----------------
                 Net cash provided by (used in) financing
                  activities                                                  119,038           (1,454,984)          (177,283)
                                                                    -----------------  -------------------   ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         266,472              160,605              1,478

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                468,271              307,666            306,188
                                                                    -----------------  -------------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         734,743  $           468,271            307,666
                                                                    =================  ===================   ================

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BUSINESS AND ORGANIZATION

Environmental Power Corporation (individually "EPC" or consolidated "We") is an independent developer and owner of generating facilities powered by non-commodity fuels and renewable energy sources. Our operations are discussed further in the following sections.

SCRUBGRASS PROJECT

The Scrubgrass project, located on a 600 acre site in Venango County, Pennsylvania, is an approximately 83 Megawatt waste coal-fired electric generating station (the "Facility") which was constructed by Bechtel Power Corporation. On June 30, 1994, Buzzard Power Corporation ("Buzzard"), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the "Lessor"), a joint venture of certain wholly owned indirect subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations there under including, but not limited to, the power purchase agreement, management services agreement, operations and maintenance agreement, limestone supply agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard's common stock to the Lessor as security for Buzzard's performance of its obligations as lessee. PG&E National Energy Group ("NEG"), a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass project.

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

Buzzard maintains a long-term supply agreement with Quality Aggregates, Inc. to supply the Scrubgrass project with limestone which, in September 2000, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement with Savage Industries, Inc. for the transportation of fuel, ash and limestone which expires in 2005. The costs established under these agreements will escalate at partially fixed and partially indexed rates.

Buzzard sells electric output to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, pursuant to a twenty-five year Power Sales Agreement ("PSA") which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kwh and which escalated at five percent per year through calendar year 2004. For the years 2005 through 2012, the PSA provides for a rate equal to the greater of an inflation adjusted rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by FirstEnergy Group (originally General Public Utilities Group or GPU which merged with FirstEnergy in 2002) from, or sale by FirstEnergy Group to, the Pennsylvania-New Jersey-Maryland Interconnection). For years 2005 through 2012, we estimate that the prevailing rate will be lower than the 5% increase which is currently assumed. This will result in a decrease in average bill rate between 2004 and 2005. For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Facility achieved commercial operation on June 8, 1993.

We were involved in a legal proceeding with Penelec whereby, among other complaints, we alleged that Penelec failed to pay the Lessor and Buzzard contract rates for power in excess of 80 Megawatts produced by the Facility. On August 3, 2000, the Lessor and Buzzard jointly entered into a settlement agreement with Penelec to terminate the ongoing litigation. Under the terms of the settlement agreement, in full settlement of all alleged claims, Penelec agreed to pay the Plaintiffs for all previous net deliveries of electric energy from the Scrubgrass project in excess of 80 Megawatt at rates set forth in the PSA, minus the total payments Penelec previously made at 90% of a market based rate, plus interest at the legal rate of 6%. Penelec also agreed in the settlement agreement to pay for future net deliveries of electric energy at the rates set forth in the PSA subject to, among other conditions, certain annual and hourly limits, with energy purchased in excess of such limits paid for at a market based rate. On March 24, 2000, Penelec remitted the outstanding balances due under the settlement agreement for previous net deliveries of electric energy and interest which amounted to approximately $3,687,000 and $608,000, respectively. We reported these revenues in its consolidated statement of operations for 2000.

Buzzard deposits all revenues earned under the PSA into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass project, all operating expenses, base lease payments (which are described below), restricted cash deposits and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, which consists of all of the Lessor's debt service, equity repayment, base return on equity and related expenses, and an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass project's operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass project.

Buzzard and the Lessor have various debt obligations related to the Scrubgrass project. As discussed above, Buzzard is required to pay the principal, interest and fees for the Lessor's debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. The Scrubgrass project had the following debt obligations as of December 31, 2002 and 2001:

                                           BALANCE AT         BALANCE AT
    DESCRIPTION OF THE OBLIGATION           12/31/02           12/31/01           INTEREST RATE          MATURES
--------------------------------------- -----------------  ----------------- ------------------------- -------------
BUZZARD'S LEASE OBLIGATIONS:

Variable rate tax-exempt bonds              $ 135,600,000     $ 135,600,000   Quoted Bond Rates             2012
Swap rate term loan                             8,700,913        10,669,663   7.6725%                       2005
 Variable rate term loan                        7,089,016         8,344,479   LIBOR + 1.250%                2004

BUZZARD'S DEBT OBLIGATIONS:

 Variable rate term loan                          837,437           985,747   LIBOR + 1.250%                2004
 Working capital loan                             517,112         1,116,905   LIBOR + 1.250%                2008

The Lessor's debt obligations and Buzzard's debt obligation incur interest at either quoted rates, rates fixed by swap agreements, or variable rates which are based on the London Interbank Offering Rate ("LIBOR"). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2001 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. The Lessor's tax-exempt bonds incurred interest at floating rates ranging from 1.10% to 2.70% and 2.00% to 4.50% during 2002 and 2001, respectively. Under the terms of the Lessor's loan agreements, we are subject to various customary financial and operating covenants. As of December 31, 2002 and 2001, we were in compliance with these covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the "Regional Authorities") granted Nitrogen Oxide Ozone Transport Region Budget Allowances ("NOx Credits") to Environmental Power Corp. based on numerous factors that primarily pertain to the design and operation of the Facility. We are required annually to maintain sufficient NOx Credits which equal or exceed the quantity of its nitrogen oxide emissions during a specified seasonal period (the "ozone season"). If our nitrogen oxide emissions exceed its available NOx Credits, we would be subject to fines by the Regional Authorities. During 2000, we installed machinery, costing $811,568, which has significantly reduced our nitrogen oxide emissions. Accordingly, we anticipate that it may not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Because NOx Credits are transferable and marketable, we have sold for delivery through 2007 and may sell, from time to time, our available NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. We received net proceeds from NOx Credit transactions of $2,428,200, $0 and $1,156,338 in 2002, 2001, and 2000 respectively, which have been reported as other income in the accompanying consolidated statements of operations.

MICROGY COGENERATION SYSTEMS

In the second half of 2001, we acquired Microgy Cogeneration Systems, Inc., a development-stage company based in Golden, Colorado. The acquisition is described in Note C to our consolidated financial statements. Microgy intends to market and operate in the renewable energy and distributed generation sectors of the electric energy industry and the pollution mitigation area of the agricultural industry. Microgy has an exclusive license to an anaerobic digestion technology that is designed to provide efficient conversion of certain agricultural wastes into combustible biogas and an environmentally improved waste effluent.

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

As part of the agreement, DBT will own a 5% minority equity stake in any legal entity that owns any project developed by Microgy using the enhanced anaerobic digester technology and in which Microgy holds an equity position. The agreement also specifies a fixed payment amount per project to DBT for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. A monthly consulting fee will be paid to DBT upon commercial operation of proposed projects.

Currently, we are in the process of renegotiating with DBT in an effort to eliminate the monthly consulting fees and DBT's ownership rights in favor of higher initial design, engineering and royalty payments.

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

SUNNYSIDE PROJECT

The Sunnyside Project is an approximately 51 Megawatt (net) waste coal-fired facility located at a site adjacent to the Sunnyside Coal Mine in Carbon County, Utah. We sold its remaining interest in the Sunnyside Project on December 31, 1994 to B&W Sunnyside, L.P. and NRG Sunnyside, Inc. (the "Purchasers"). From May 1996 to April 2001, we had been involved in a legal proceeding to collect the Purchasers' remaining obligations from the sale.

On April 10, 2001, we received aggregate proceeds of $1,500,000 from the Purchasers and resolved the litigation by executing a Binding Settlement Agreement dated April 9, 2001 ("the Settlement"). At the time of making the Settlement, we had contingent obligations of $1,218,078 recorded on our consolidated balance sheet. The contingent obligations were principally expenses for the sale of the Sunnyside Project which were payable upon collection of the Purchasers' obligations. In the Settlement, we were formally released from contingent obligations of $177,962. We have also been released as a result of the statute of limitations or by the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated statement of operations for 2001.

Because of the terms of the Settlement, which terms represented a substantial compromise of our previous claims against the Purchasers; we are presently considering its rights and obligations with respect to the remaining contingent obligations. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded on our consolidated balance sheet.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Microgy from the date of acquisition (July 23, 2001) (See Note
C).

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

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and receivable from utility. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Receivable from utility represents amounts due from our sole customer Penelec, a subsidiary of FirstEnergy Group, a public utility with a credit rating of BBB- by Standard & Poors, pursuant to the terms of the 25 year power sales agreement.

Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass project pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note A). We make scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures.

Non-Cash Activities: We had the following non-cash investing and financing activities during 2002:

     Fair value of a warrant for 100,000 shares issued
      for consulting services:                              $  49,707
                                                            =========

Fuel Inventory: Fuel inventory consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. We capitalize significant renewals and betterments that increase the useful lives of assets while repairs and maintenance charges are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property plant and equipment using straight-line and accelerated methods over the estimated useful lives of the assets. We record depreciation for office equipment and furniture using the straight-line method over periods ranging from three to five years, for machinery and equipment modifications using the double declining balance method over seven years, and for leasehold improvements using the straight-line method over the life of the lease. We evaluate the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicated that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $267,323 and $81,823 at December 31, 2002 and 2001, respectively. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of January 1, 2002 and December 31, 2002. The future estimated amortization expense for licensed technology rights is as follows:

                For the year ended December 31,

                          2003                 $   185,500
                          2004                     185,500
                          2005                     185,500
                          2006                     185,500
                          2007                     185,500
                    Thereafter                   2,515,177
                                               ------------
                         Total                 $ 3,442,677
                                               ============

Deferred Financing Costs: In 1997 and 1995, we incurred deferred financing costs of $139,925 and $300,000, respectively, in connection with restructuring debt related to the Scrubgrass project. Deferred financing costs are being amortized over the lives of the related debt which range from three to nine years. Accumulated amortization of deferred financing costs was $389,435 and $353,795 at December 31, 2002 and 2001, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass project. Accumulated amortization of lease rights was $1,266,561 and $1,117,557 at December 31, 2002 and 2001,
respectively.

Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, we have entered into a long-term agreement, to provide electricity to Penelec, which provides for scheduled rate increases. In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $70,192,993 and $63,648,995 at December 31, 2002 and 2001, respectively, and represents the portion of revenue earned that has not yet been received.

As discussed in Note A, we have entered into a long-term lease agreement for the Scrubgrass project which provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $70,192,993 and $63,648,995 at December 31, 2002 and 2001, respectively, and represents the portion of lease expense that has not yet been paid.

Deferred Gain: Our sale of the Scrubgrass project on December 28, 1990 was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option which enabled us to reacquire Buzzard and to lease the Scrubgrass project for a substantial portion of its commercial operation. This option constituted a significant continuing involvement by our company which provided evidence that we had retained substantial risks or rewards of ownership of the Scrubgrass project. In

December 1993, we agreed to a modification to the proposed form of lease thereby relinquishing the fair market value purchase option. Accordingly, we removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass project and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass project in 1990. The deferred gain is being amortized over the 22-year minimum lease term, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $2,621,491 and $2,313,080 at December 31, 2002 and 2001, respectively.

Major Maintenance: We record the expense of major equipment overhauls as incurred.

Interest Payments: We classify interest payments according to the nature of our contractual obligations. Our base lease payments for interest on the Lessor's debt obligations are reported as lease expense. Our interest payments on our own debt obligations are reported as interest expense. We paid interest on our debt obligations of $141,526, $196,811 and $289,116 during the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes: We account for income taxes in accordance SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the tax benefit of net operating loss carry forwards when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, "Earnings per Share". We compute basic earnings per share by dividing net income for the period, less Buzzard's preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

                                                                     INCOME             SHARES           PER SHARE
                                                                   (NUMERATOR)      (DENOMINATOR)         AMOUNTS
                                                                 ----------------------------------------------------
YEAR ENDED DECEMBER 31, 2002:

Income available to shareholders                                 $     1,138,383          20,720,614  $          0.05
Effect of dividends to preferred stockholders                             -5,000
                                                                 ----------------------------------------------------
Basic EPS - income available to common shareholders                    1,133,383          20,720,614             0.05
Effect of dilutive securities:
Assumed exercise of dilutive stock options                                                    90,209
                                                                 ----------------------------------------------------
Diluted EPS - income available to common shareholders            $     1,133,383          20,810,823  $          0.05
                                                                 ====================================================

YEAR ENDED DECEMBER 31, 2001:

Income available to shareholders                                 $     1,679,331          14,144,222  $          0.12
Effect of dividends to preferred stockholders                             -5,000
                                                                 ----------------------------------------------------
Basic EPS - income available to common shareholders                    1,674,331          14,144,222             0.12
Effect of dilutive securities:
Assumed conversion of preferred stock                                                        585,155
Assumed exercise of dilutive stock options                                                    16,318
                                                                 ----------------------------------------------------
Diluted EPS - income available to common shareholders            $     1,674,331          14,745,695  $          0.11
                                                                 ====================================================

YEAR ENDED DECEMBER 31, 2000:

Income available to shareholders                                 $     1,826,808          11,406,783  $          0.16
Effect of dividends to preferred stockholders                             -5,000
                                                                 ----------------------------------------------------
Basic EPS - income available to common shareholders                    1,821,808          11,406,783             0.16
Effect of dilutive securities:
Assumed exercise of dilutive stock options                                                     2,026
                                                                 ----------------------------------------------------
Diluted EPS - income available to common shareholders            $     1,821,808          11,408,809  $          0.16
                                                                 ====================================================

As of December 31, 2002 and 2001 respectively, there were outstanding options and warrants to purchase 1,116,962 and 1,442,499 shares of our common stock which were antidilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2012.

Stock Options: As permitted by SFAS 123, "Accounting for Stock-Based Compensation," we account for employee and director stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Generally, compensation expense has not been recorded as our options have been issued at an option price equal to the quoted market price on the date of the grant. Compensation expense is recorded for those options issued outside of option plans. During 2002, we recognized $49,707 in stock-based compensation expense for options issued outside of its option plans for employees and directors.

Under the provisions of Accounting Principles Board Opinion ("APB") No. 25, we do not recognize compensation expense for stock option awards under the 2001 Plan, 1993 Director Plan and 2002 Director Option Plan since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of our common stock for the 2001 Plan). However, pursuant to the provisions of SFAS No. 123, we are required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income and earnings per share would be as follows:

                                                                2002             2001          2000
----------------------------------------------------------------------------------------------------
Fair Market Per Share                                        $      0.38    $       0.28  $     0.18
ASSUMPTIONS

  Risk-free rate of return                                          3.82%           3.73%       5.99%
  Volatility                                                       74.31%          88.04%      42.03%
  Expected Annual Dividend Yield                                       0%              0%          6%

  Option Life                                                      10.00            2.00        5.00

  Compensation expense under the intrinsic value method      $    49,707    $    113,600  $        -
  Net Income available to common shareholders, as reported     1,133,383       1,674,331   1,821,808

  Compensation Expense under SFAS 123, net of taxes               51,896           3,118       1,864
----------------------------------------------------------------------------------------------------
    Net Income available to common shareholders under
     SFAS 123                                                  1,081,487       1,671,213   1,819,944
====================================================================================================
  Basic EPS, as reported                                     $      0.05    $       0.12  $     0.16
  Basic EPS, under SFAS 123                                  $      0.05    $       0.12  $     0.16
  Diluted EPS, as reported                                   $      0.05    $       0.11  $     0.16
  Diluted EPS, under SFAS 123                                $      0.05    $       0.11  $     0.16

================================================================================

Derivative Instruments and Hedging Activities: On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not have any derivative instruments which should be recognized in its financial statements. However, the Lessor has certain interest rate swap arrangements with financial institutions that meet the definition of derivative instruments under SFAS No. 133. Since Buzzard funds the Lessor's debt obligations as a base lease payment, we have disclosed in Note M certain information about the Lessor's derivative instruments.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the fiscal year ended December 31, 2002. We do not expect to change to the fair value based method, therefore, SFAS No. 148 will not have a material effect on our results of operations or financial position. The disclosure provisions of SFAS No. 148 have been adopted currently.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. It is not expected that the recognition and measurement provisions of FIN 45 will have a material effect on our financial position or operating results.

NOTE C -- ACQUISITION

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

TRANSACTION DETAILS

On July 23, 2001, we issued an aggregate of 5,521,549 shares of common stock and 197,760.7 shares of newly designated Series B Convertible Preferred Stock to certain principal stockholders of Microgy in exchange for 15,919,147 shares of Microgy common stock. Each share of preferred stock, which voted with the common stock on an as-converted basis, was automatically converted into ten shares of common stock as of November 9, 2001 upon an increase in the authorized common stock to an amount sufficient to allow conversion of the preferred stock. The exchange ratio of 0.4711 shares of our common stock for each share of Microgy common stock was determined by negotiations among EPC, Microgy and the primary principal Microgy shareholders. The exchange ratio is based on all of the fully diluted equity of Microgy being exchanged for 45% of fully diluted equity and assumes exercise or conversion of all derivative securities. The exchange ratio may be increased to reflect certain issuances of equity by us to generate funds to be available for financing Microgy. However, holders of approximately 94% of the Microgy common stock agreed to waive their right to adjustments in the exchange ratio, other than any adjustment resulting from 400,000 options and warrants issued in September 2001. One of the principal Microgy shareholders exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase our securities based on the exchange ratio such warrant expired unexercised on September 30, 2002. In connection with our issuance of 400,000 options and warrants in September 2001, we adjusted the exchange ratio to 0.4873 shares of our common stock for each share of Microgy common stock. We then issued 258,884 additional shares of common stock to the principal Microgy shareholders on December 28, 2001 and amended the warrant issued to the principal Microgy shareholder to reflect the adjusted exchange ratio.

On October 17, 2001, we offered the remaining security holders of Microgy, who owned an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock, an opportunity to exchange their securities of Microgy for our securities based on the adjusted exchange ratio. On December 28, 2001, we issued 1,086,830 shares of our common stock and exchanged warrants to purchase 821,170 shares of our common stock and options to purchase 141,329 shares of our common stock for the remaining Microgy securities. Such warrants expired unexercised on September 30, 2002.

Under the terms of a Registration Rights Agreement dated July 23, 2001, we were required to file a resale registration statement for the former Microgy security holders by November 30, 2001. In November 2001, the deadline for filing the registration statement was extended to March 31, 2002. The registration statement was filed April 4, 2002.

PURCHASE ACCOUNTING AND VALUATION

We acquired Microgy to pursue a prospective growth opportunity in the area of environmentally sound power generation. We believe that trends in the power and agricultural markets create an opportunity to develop power generation projects using Microgy's exclusive licensed technology. We paid $7,343,528 for Microgy and accounted for the transaction using the purchase method of accounting as required by SFAS No. 141. The purchase price represents the fair value of the securities issued and the direct costs of the acquisition. The fair value of the common stock was determined using available market information and appropriate valuation methodologies. The fair value of the common stock options and warrants were determined using an option pricing model (See Note L). The following table outlines the components of the purchase price:

                                            NUMBER            FAIR
                                           OF SHARES          VALUE
                                        --------------    -------------

          Common stock                      8,844,870      $ 6,837,084
          Common stock options                141,329           11,967
          Common stock warrants               821,170           43,730
          Acquisition costs                                    450,747
                                        --------------    -------------
          Total purchase price              9,807,369      $ 7,343,528
                                        ==============    =============

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of July 23, 2001. The fair values of the assets acquired and liabilities assumed are summarized as follows:

          Cash                            $        18,306
          Other current assets                      4,662
          Property plant, and equipment            29,127
          Investment in projects                  100,694
          Licensed technology rights            3,710,000
          Goodwill                              4,912,866
                                          ---------------
                                                8,775,655
          Less: Liabilities assumed            (1,432,127)
                                          ---------------
          Total Purchase Price            $     7,343,528
                                          ---------------

At the time of the acquisition, We believed that Microgy held numerous elements of value which could not be separated from the value of the overall business. These elements of value were assigned to goodwill and included: 1) technology rights for products and processes which currently do not have a commercial application; 2) preliminary business relationships; 3) an established workforce;
4) a proprietary market analysis; and 5) strategic business plans to capitalize on future market opportunities.

On July 23, 2001, we commenced accounting for 100% of Microgy's operations since the minority interest shareholders were no longer at risk for Microgy's losses.

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

                                           YEAR ENDED             YEAR ENDED
                                        DECEMBER 31, 2001     DECEMBER 31, 2000
                                     ----------------------  -------------------

Power generation revenues                     $ 54,303,222         $ 53,518,000
Net income                                       1,038,323            1,131,696
Basic earnings per common share                       0.05                 0.06
Diluted earnings per common share                     0.05                 0.06

NOTE D -- OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2002 and 2001:

                                                2002             2001
                                             ----------       ---------
Fuel inventory                                $ 776,187       $ 455,907
Prepaid expenses                                149,487         123,670
Deferred financing costs                              0          18,894
Deposits and other current assets                   903           9,119
                                             ----------       ---------
                                              $ 926,577       $ 607,590
                                             ==========       =========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2002 and 2001:

                                                2002            2001
                                             -----------    -----------
Power generating facilities:
  Machinery and equipment modifications
   - Scrubgrass                              $ 1,163,863    $ 1,163,863
  Less: Accumulated depreciation                (683,184)      (555,081)
                                             -----------    -----------
                                                 480,679        608,782
                                             -----------    -----------
Office:
  Equipment and furniture                        117,987         83,067
  Less: Accumulated depreciation                 (46,059)       (39,019)
                                             -----------    -----------
                                                  71,928         44,048
                                             -----------    -----------
                                             $   552,607    $   652,830
                                             ===========    ===========

During 2002 and 2001, we retired from service and removed from its balance sheet fully depreciated property, plant and equipment with an original cost of $15,832 and $94,628, respectively. Depreciation expense for the years ended 2002, 2001 and 2000 was $150,756, $167,003 and $223,872, respectively.

NOTE F -- OTHER ASSETS

Other assets consists of the following as of December 31, 2002 and 2001:

                                         2002            2001
                                      ---------      ---------
Scrubgrass project deposits           $ 361,098      $ 367,706
Deferred financing costs (See Note B)    50,490         86,130
Investment in projects                        0        100,694
Security deposits                        11,040         11,040
                                      ---------      ---------
                                      $ 422,628      $ 565,570
                                      =========      =========

Scrubgrass project deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites.

NOTE G -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following as of December 31, 2002 and 2001:

                                 2002                  2001
                              -----------          -----------
Accounts payable              $ 4,547,993          $ 4,124,390
Accrued expenses                4,214,152            4,101,015
Corporate taxes payable           887,947            1,157,066
                              -----------          -----------
                              $ 9,650,092          $ 9,382,471
                              ===========          ===========

Accounts payable at December 31, 2002 and 2001 includes $4,516,845 and $3,936,058, respectively, which are related to Scrubgrass project operations.

Accrued expenses at December 31, 2002 and 2001 include $2,953,665 and $3,796,008, respectively, which are related to Scrubgrass project operations.

NOTE H -- RETIREMENT PLAN

Effective January 1, 1998 we established a non-contributory defined benefit pension plan (the "Plan") covering all of its employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at normal retirement age 62 are based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement which would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

As of January 1, 1998, the commencement date for the Plan, we had a projected benefit obligation of $871,130. The projected benefit obligation as of January 1, 1998 is being amortized as a prior service cost over 18 years which represents the average future years of service for the participants in the Plan at that date.

Effective January 1, 2003 we amended the Plan. Certain employees after 2002 will have an accrued benefit plus the benefit earned under the new formula applied to years of credited service earned after 2002. The normal retirement age is now age 65. The amended plan has a two year waiting period before employees enter the plan, it was previously one year. Employees who join the plan after two years will be fully vested at that time. After 2002 the benefit is accrued at 1.5% of the average monthly compensation for each year of credited service, without a cap.

The following table sets forth the changes during 2002 and 2001 in the projected benefit obligation for the Plan:

                                                         2002          2001
                                                     -----------   -----------
Projected benefit obligation, beginning of the year  $ 1,694,111   $ 1,438,313
Service cost                                             220,785        96,914
Interest cost                                            114,352       100,682
Actuarial loss                                            54,030        58,202
                                                     -----------   -----------
Projected benefit obligation, end of the year        $ 2,083,278   $ 1,694,111
                                                     ===========   ===========

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001:

                                                       2002            2001
                                                    -----------    -----------
Projected benefit obligation                        $ 2,083,278    $ 1,694,111
Fair market value of Plan assets                       (851,046)      (599,577)
                                                    -----------    -----------
Unfunded projected benefit
obligation                                            1,232,232      1,094,534
Unrecognized actuarial loss                            (638,665)      (424,901)
Unrecognized prior service cost                        (641,885)      (687,734)
                                                    -----------    -----------
(Prepaid) accrued pension cost                      $   (48,318)   $   (18,101)
                                                    ===========    ===========

The amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001 consist of

                                                        2002          2001
                                                    -----------    -----------
Accrued benefit liability                           $ 1,100,604    $   769,624
Intangible asset                                       (641,885)      (687,734)
Other comprehensive income                             (507,037)       (99,991)
                                                    -----------    -----------
Net amount recognized                               $   (48,318)   $   (18,101)
                                                    ===========    ===========

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses and unrecognized prior pension service cost, respectively on the consolidated balance sheets. Other comprehensive income is reported, net of tax, in stockholders' equity on the consolidated balance sheet.

The following table sets forth the changes during 2002 and 2001 in the fair market value of Plan assets:

                                                                 2002         2001
                                                             -----------   -----------
Fair market value of Plan assets, beginning of the period    $   599,577   $   347,400
Contributions by us to the Plan                                  382,890       346,879
Benefits paid                                                         --        (8,401)
Return on Plan assets                                           (131,421)      (86,301)
                                                             -----------   -----------
Fair market value of Plan assets, end of the period          $   851,046   $   599,577
                                                             ===========   ===========

We have invested the Plan assets in a portfolio of mutual funds which consist primarily of growth stocks.

Our net periodic pension cost for 2002 and 2001 are comprised of the following components:

                                           2002                     2001
                                       ------------           -------------
Service cost                           $    220,785           $      96,914
Interest cost                               114,352                 100,682
Expected return on assets                   (47,966)                (27,456)
Amortization of actuarial loss               19,653                  10,071
Amortization of prior service cost           45,849                  45,849
                                       ------------           -------------
Net periodic pension cost              $    352,673           $     226,060
                                       ============           =============

The actuarial assumptions used in 2002 and 2001 to determine the pension benefits for the Plan were:

                                                              2002    2001
                                                            -------  -------
Weighted average discount rate                                6.1%    6.75%
Expected long-term return on Plan assets                      8.0%     8.0%
Weighted average rate of increase in compensation levels      5.0%     5.0%

NOTE I -- OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2002 and 2001:

                                                     2002            2001
                                                   ---------     -----------
Scrubgrass project working capital loan           $ 517,112     $ 1,116,905
Scrubgrass project note payable-current
 portion (See Note J)                               447,902         148,310
Scrubgrass project long-term debt to supplier-
 current portion (See Note J)                             0          97,893
                                                  ---------     -----------
                                                  $ 965,014     $ 1,363,108
                                                  =========     ===========

The Scrubgrass project working capital loan represents outstanding borrowings due to the Lessor under a Lessee Working Capital Loan Agreement. Under the terms of this agreement, which expires in December 2008, Buzzard may borrow up to $4 million for the ongoing working capital requirements of the Scrubgrass project. Buzzard paid interest on the outstanding borrowings under this agreement at LIBOR plus 1.25% during 2001 and 2002. The interest rate was 1.38% as of December 31, 2002 and ranged from 1.38% to 2.08% during 2002, and 3.33% to 8.23% during 2001).

The Scrubgrass project long-term debt to supplier represents the present value of the long-term installments due to GEC Alsthom, the manufacturer of the Facility's generator, under a non-interest bearing financing agreement. Under the terms of the agreement, we financed the cost of repairs to the generator with five installments payable as follows: $50,000 in May 1998; $100,000 in May 1999, $100,000 in May 2000; $100,000 in May 2001 and $100,000 in May 2002. As of
December 31, 2002 and 2001, we has recorded on our balance sheet the present value of the remaining installments, discounted at the Facility's incremental borrowing rate (6.75%), which amounted to $0 and $97,893, respectively.

NOTE J -- SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 2002 and 2001 consist of:

                                                  2002           2001
                                                ---------    -----------
Scrubgrass project note payable (See Note I)    $ 389,535    $   837,437
Sunnyside Project obligations (See Note A)        583,030        583,030
                                                ---------    -----------
                                                $ 972,565    $ 1,420,467
                                                =========    ===========

The Scrubgrass project note payable represents an installment obligation that was incurred as part of the Lessor's debt restructuring in December 1995, when Buzzard extended the term of certain current liabilities through 2004. Buzzard paid interest on the outstanding borrowings under the Scrubgrass project note payable at LIBOR plus 1.25% (1.38% as of December 31, 2002 and ranging from 1.38% to 2.08% during 2002, 3.33% to 8.23% during 2001). The scheduled aggregate annual repayments for the Scrubgrass project note payable are $447,902 in 2003 and $389,535 in 2004.

NOTE K -- INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2002, 2001 and 2000:

                                       2002         2001          2000
                                    -------------------------------------
Current:
  Federal                           $  511,380  $    788,843  $   853,791
  State                                248,627       480,186      657,330
                                    -------------------------------------
         Total current tax expense     760,007     1,269,029    1,511,121
                                    -------------------------------------

Deferred:
  Federal                              135,910        90,530       99,245
  State                                (38,642)       13,895       21,867
                                    -------------------------------------
        Total deferred tax expense      97,268       104,425      121,112
                                    -------------------------------------
                                    $  857,274  $  1,373,454  $ 1,632,233
                                    =====================================

Income taxes paid during the years ended December 31, 2002, 2001 and 2000 amounted to $1,172,127 $855,363 and $1,273,280, respectively.

A reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                         2002         2001            2000
                                    -----------------------------------------
Federal tax expense at 34%            $ 678,523   $ 1,037,947     $ 1,176,074
State tax expense, net of federal
 tax benefit                             89,364       320,249         448,270
State tax valuation allowance, net
 of federal tax benefit                  85,827         8,856              --
Permanent differences                     3,560         5,141           5,970
Other                                        --         1,261           1,919
                                     ----------------------------------------
                                      $ 857,274   $ 1,373,454     $ 1,632,233
                                     ========================================

The components of the net deferred income tax liability as of December 31, 2002 and 2001 are as follows:

                                                                                 2002            2001
                                                                             ------------     ------------
Deferred tax assets:
  Accrued lease expense                                                      $ 28,493,722     $ 25,837,291
  Deferred tax effect of the sale of the Scrubgrass project for which
   the net gain was deferred for financial reporting purposes                     832,238          893,914
  Capital loss carry forwards                                                      99,025           99,025
  Expenses deferred for tax reporting purposes                                         --           46,684
  Stocks and warrants                                                              75,838               --
  Other comprehensive income                                                      205,199           39,606
  Pre-acquisition net operating loss carry forward of Microgy                     497,285          622,374
  State net operating loss carry forwards                                          94,681            8,856
                                                                             ------------     ------------
                                                                               30,297,990       27,547,750
                                                                             ------------     ------------
Deferred tax liabilities:
  Accrued power generation revenue                                             28,493,722       25,837,291
  Defined benefit pension plan contribution                                       175,163          158,833
  Licensed technology rights                                                    1,275,712        1,344,450
  Other                                                                           204,339          205,195
                                                                             ------------     ------------
                                                                               30,148,936       27,545,769
                                                                             ------------     ------------
                                                                                  149,052            1,981
Less: valuation allowances                                                       (227,123)        (148,377)
                                                                             ------------     ------------
Deferred income tax liability, net                                           $    (78,071)    $   (146,396)
                                                                             ============     ============

As of December 31, 2002, we have Federal and state net operating loss carry forwards of $1,298,183 and $1,666,094, respectively, which are available to reduce future taxable income. These net operating loss carry forwards relate to the acquisition of Microgy and expire at various dates through 2020. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of Microgy's pre-acquisition net operating loss carry forwards is limited to $367,911 per year.

As of December 31, 2002, we had a $227,123 valuation reserve for the tax benefit of net operating loss carry forwards which may not be realized in the future. We expect that future taxable income would be sufficient to realize the tax benefits of the remaining net operating loss carry forwards.

NOTE L -- SHAREHOLDERS' EQUITY

STOCK OPTIONS

In November 2001, our Board of Directors and stockholders approved the 2001 Stock Incentive Plan ("the 2001 Plan"), which provides for the award of up to 3,000,000 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case of individuals holding 10% or more of our common stock). During 2002, we granted options for 665,633 shares under the 2001 Plan. As of December 31, 2002, there were 2,243,038 shares available for grant under the 2001 Plan.

We have reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under our 1993 Director Plan. The options granted under the 1993 Director Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted 155,000 shares in 2002 and 20,000 shares in 2001 and 2002. As of December 31, 2002, the 1993 Director Plan has been terminated and replaced by the 2002 Director Plan.

In July 2002, our Board of Directors and stockholders approved the 2002 Director Option Plan ("the 2002 Plan"), which provides for the award of up to 2,000,000 shares of common stock to eligible directors of the company. The options granted under the 2002 Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted options for 150,000 shares under the 2002 Director Plan during 2002. As of December 31, 2002, there were 1,850,000 shares available for grant under the 2002 Director Plan.

During 2002, we granted options for 120,000 shares of common stock to related parties outside of stock plans. During 2001, we granted options for 450,000 shares of common stock and warrants for 50,000 shares of common stock to related parties outside of stock plans. These stock options and warrants are discussed in Note O.

Stock option transactions during 2002, 2001 and 2000 are summarized as follows:

         DESCRIPTION                     SHARES   EXERCISE PRICE RANGE
---------------------------------------------------------------------

Balance at January 1, 2000               40,000       0.63      1.69

2000
  Options Granted                        20,000       0.50      0.69
  Options Expired or Exercised                -
Balance at December 31, 2000             60,000       0.50      1.69

2001
  Options Granted                     1,456,866       0.43      3.08
  Options Expired or Exercised         (845,537)
Balance at December 31, 2001            671,329       0.43      3.08

2002
  Options Granted                     1,090,633       0.20      0.65
  Options Expired or Exercised                -
---------------------------------------------------------------------
Balance at December 31, 2002          1,761,962       0.20      3.08
=====================================================================

The following table summarizes information about our options outstanding as of December 31, 2002:

SUMMARY OF OPTIONS                             OUTSTANDING                                  EXCERCISABLE
                         SHARES            REMAINING LIFE    PRICE            SHARES             PRICE
--------------------------------------------------------------------------------------------------------------------
$ 0.00 - $ 0.42                     340,000              9.69             0.37            200,000              0.35
$ 0.43 - $ 0.63                     875,000              6.81             0.53            325,000              0.54
$ 0.64 - $ 0.83                     410,000              4.16             0.72            410,000              0.72
$ 0.84 +                            136,962              3.97             2.86             97,975              2.78
--------------------------------------------------------------------------------------------------------------------
TOTAL OPTIONS                     1,761,962              6.53             0.73          1,032,975              0.79
====================================================================================================================

DIVIDENDS

We declared aggregate dividends of $684,408 (6 cents per share) during 2000. Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the recent acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future.

Buzzard paid dividends of $5,000 per year to a preferred stockholder during 2002, 2001 and 2000. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2002.

OTHER EQUITY TRANSACTIONS

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $645,948 as of December 31, 2002 and 2001. The notes, which are classified as a reduction of shareholders' equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors. As of December 31, 2002, we have interest receivable from officers of $131.

NOTE M -- COMMITMENTS

CORPORATE

We are obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2002, the future minimum payments due under these leases are as follows:

                         2003         $  93,980
                         2004            84,648
                         2005            68,441
                         2006            66,240
                         2007            11,040
                                      ---------
                         Total        $ 324,349
                                      =========

Rent expense for these operating leases was $94,758, $46,800 and, $46,689 in 2002, 2001 and 2000, respectively.

SCRUBGRASS PROJECT

We are obligated under a facility lease related to the Scrubgrass project. As of December 31, 2002, the estimated minimum lease payments over the remaining 14.5 year base term of the Scrubgrass lease are as follows:

                       2003      16,723,000
                       2004      19,703,000
                       2005      21,715,000
                       2006      26,058,000
                       2007      28,910,000
                 Thereafter     249,240,000
                              -------------
                      Total   $ 362,349,000
                              =============

Our Scrubgrass project lease expense was $25,291,293, $24,705,813 and $26,415,897 in 2002, 2001 and 2000, respectively. As discussed in Note A, in addition to scheduled base rent and additional rent payments, the Scrubgrass project lease expense includes principal, interest and related fees on the Lessor's debt obligations. Since a portion of the Lessor's debt obligations have variable interest rates, we has estimated its future minimum lease payments using average interest rates of 3.12% for the tax-exempt bonds and 7.795% for the variable rate term loan.

As discussed in Notes A and B, the Lessor has an interest rate swap arrangement for one of its term debt obligations which is considered a derivative instrument. Beginning July 1, 2001, the Lessor was required to recognize the interest rate swap as either an asset or liability in its statement of financial position in accordance with SFAS No. 133. As of December 31, 2002, the Lessor had a liability of $600,776 in its statement of financial position for the estimated fair market value of the interest rate swap.

We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these non-cancelable obligations at December 31, 2002 are as follows (See Note
A):

                       2003       2,413,000
                       2004       2,496,000
                       2005       2,581,000
                       2006       2,668,000
                       2007       2,759,000
                 Thereafter      11,109,000
                               ------------
                      Total    $ 24,026,000
                               ============

NOTE N -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2002 and 2001, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2002 and 2001, the carrying amounts for the long-term debt obligations also approximate fair value because such obligations incur interest at variable rates.

NOTE O -- RELATED PARTY TRANSACTIONS

In September 2001, we paid $150,000 to George Kast, previously a Principal Microgy Shareholder, a principal shareholder of EPC and Director, in full satisfaction of a pre-acquisition Microgy obligation.

On September 14, 2001, we borrowed $750,000 from Alco Financial Services, LLC ("Alco"). Robert Weisberg, a Director of Environmental Power, Corp. is the President, Director and a member of Alco. The loan is evidenced by a one-year promissory note that bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month and paid a commitment fee of $7,500 to secure the loan. The loan is secured by all of our assets (other than the stock of its subsidiary, Buzzard Power Corporation). In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. During 2002, we recognized interest expense and administrative fees of $62,563 and $61,500, respectively for this loan.

In May 2001, we granted Mr. Weisberg five-year options to purchase 100,000 shares of common stock at $.43 per share. In September 2001, we granted Mr. Weisberg five-year options to purchase 350,000 shares of common stock at $0.72 per share. The options were issued in exchange for Mr. Weisberg's services performed for EPC.

We reported the fair value of the securities granted to Mr. Weisberg as stock-based compensation in its general and administrative expenses for 2001. The fair value of the securities granted to Alco, along with the commitment fee and related legal expenses were reported as deferred financing costs were amortized over the initial term of the loan.

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

On May 3, 2002, EPC exercised the option to purchase 120,000 shares of Mr. Brant's Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph. On May 17, 2002, EPC exercised the option to purchase 20,260 shares of Mr. Brant's Common Stock by a cash payment of $7,091. As of March 5, 2003 EPC had exercised the option to purchase 100% of the required 342,857 shares. The shares acquired by the Company from Mr. Brant are being held as treasury shares, reducing the outstanding Common Stock.

On May 22, 2002, EPC granted Madison Power a ten-year option to purchase 100,000 shares of common stock at $.58 per share. Edward Chapman, a Senior Vice President of EPC, is an owner of Madison Power. The options were issued in exchange for Mr. Chapman's services prior to joining EPC as an officer.

NOTE P - SEGMENT INFORMATION

We manage and evaluate our operations in two reportable business segments:
Scrubgrass project and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those technologies. Our reportable business segments, which are described in Note A, follow the same significant accounting policies discussed in Note B. Financial data for reportable business segments is as follows:

                                              SCRUBGRASS
                                               PROJECT            MICROGY            OTHER          CONSOLIDATED
                                           ----------------- ----------------- ----------------- -----------------
YEAR ENDED DECEMBER 31, 2002:
Power generation revenues                        54,983,934              --              --       $ 54,983,934
Depreciation and amortization                       312,747         194,055          37,994            544,796
Operating (Loss) Income                            (325,671)     (2,586,432)      2,264,922           (647,181)
Interest income                                      22,607           2,859          22,287             47,753
Interest expense                                    (78,964)         (2,573)        (59,989)          (141,526)
Income tax expense (benefit)                       (885,000)        766,611        (738,885)          (857,274)
Net income (loss)                                 1,161,172      (1,819,535)      1,796,746          1,138,383
Goodwill                                                 --       4,192,886              --          4,192,886
Identifiable assets                              83,106,156       8,415,600       1,436,143         92,957,899

YEAR ENDED DECEMBER 31, 2001:
Power generation revenues                        53,518,000              --              --         53,518,000
Depreciation and amortization                       339,049          85,446          16,915            441,410
Operating Income                                  3,150,908        (487,619)     (1,946,618)           716,671
Interest income                                      40,969              --          37,234             78,203
Interest expense                                    164,252           4,604          16,691            185,547
Income tax expense (benefit)                      1,273,000        (112,600)        213,054          1,373,454
Net income (loss)                                 1,754,625        (379,408)        304,114          1,679,331
Goodwill                                                 --       4,192,886              --          4,192,886
Identifiable assets                              76,358,553       8,668,675         539,018         85,566,246

Year Ended December 31, 2000:
Power generation revenues                        54,303,222              --              --         54,303,222
Depreciation and amortization                       405,723              --           9,507            415,230
Operating Income                                  3,354,658              --      (1,776,592)         1,578,066
Interest income                                     656,024              --          80,843            736,867
Interest expense                                    309,241              --          11,400            320,641
Income tax expense (benefit)                      2,045,062              --        (412,829)         1,632,233
Net income (loss)                                 2,812,717              --        (985,909)         1,826,808
Identifiable assets                              68,181,102              --       1,103,072         69,284,174

There were no transactions between reportable business segments. Excluding reportable business segments, we had income from the settlement of the Sunnyside Project litigation, general corporate assets and operating activities for our corporate office. General corporate assets primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset. Since the Sunnyside Project is no longer an operating business, this income was not included in a reportable business segment and therefore is included in "Other" in the table above.

SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited quarterly data of the Company for each of the quarters since January 2001. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See "Factors That May Affect Future Results and Financial Condition - Historical Net Losses; Variability of Quarterly Results."

                                                                            QUARTERS ENDED
                                            -------------------------------------------------------------------------------
                                              MARCH 31, 2002       JUNE 30, 2002        SEPT. 30, 2002       DEC. 31, 2002
                                            -----------------    -----------------    -----------------    ----------------
POWER GENERATION REVENUES                   $      14,113,256    $      11,977,205    $      14,683,232    $     14,210,241
                                            -----------------    -----------------    -----------------    ----------------
COSTS AND EXPENSES:
     Operating expenses                             5,144,733            7,469,811            5,564,303           5,960,972
     Lease expenses                                 6,783,380            6,291,677            5,332,121           6,884,115
     General and administrative expenses            1,357,879              976,662            1,774,198           1,546,468
     Depreciation and amortization                    135,971              136,689              136,719             135,417
                                            -----------------    -----------------    -----------------    ----------------
                                                   13,421,963           14,874,839           12,807,341          14,526,972
                                            -----------------    -----------------    -----------------    ----------------
OPERATING INCOME (LOSS)                               691,293           (2,897,634)           1,875,891            (316,731)
                                            -----------------    -----------------    -----------------    ----------------
OTHER INCOME (EXPENSE):
     Interest income                                    9,553               12,479               12,350              10,512
     Interest expense                                 (30,499)             (40,062)             (41,355)            (29,610)
     Amortization of deferred gain                     77,103               77,102               77,103              77,103
     Sales of NOx emission credits                  2,428,200                    0                    0                   0
     Other income                                       2,000                  859                    0                   0
                                            -----------------    -----------------    -----------------    ----------------
                                                    2,486,357               50,378               48,098              58,005
                                            -----------------    -----------------    -----------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                   3,177,650           (2,847,256)           1,923,989            (258,726)
INCOME TAX EXPENSE (BENEFIT)                        1,411,000           (1,104,749)           1,048,150            (497,127)
                                            -----------------    -----------------    -----------------    ----------------
NET INCOME (LOSS)                           $       1,766,650    $      (1,742,507)   $         875,839    $        238,401
                                            =================    =================    =================    ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                         20,251,653           20,038,591           20,600,872          21,881,128
     Diluted                                       20,273,141           20,159,583           20,707,675          21,990,683
EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                  $            0.09    $           (0.09)   $            0.04    $           0.01
     Diluted                                $            0.09    $           (0.09)   $            0.04    $           0.01

                                                                              QUARTERS ENDED
                                            --------------------------------------------------------------------------------
                                              March 31, 2001        June 30, 2001       Sept. 30, 2001        Dec. 31, 2001
                                            -----------------    -----------------    -----------------    -----------------
POWER GENERATION REVENUES                   $      13,482,891    $      12,096,878    $      13,914,475    $     14,023,756
                                            -----------------    -----------------    -----------------    ----------------
COSTS AND EXPENSES:
     Operating expenses                             4,957,240            7,529,833            5,292,285           5,901,723
     Lease expenses                                 6,015,022            5,859,101            5,988,593           6,843,097
     General and administrative expenses              685,729              802,751            1,101,420           1,383,125
     Depreciation and amortization                     86,547               86,564              111,870             156,429
                                            -----------------    -----------------    -----------------    ----------------
                                                   11,744,538           14,278,249           12,494,168          14,284,374
                                            -----------------    -----------------    -----------------    ----------------
OPERATING INCOME (LOSS)                             1,738,353           (2,181,371)           1,420,307            (260,618)
                                            -----------------    -----------------    -----------------    ----------------
OTHER INCOME (EXPENSE):
     Interest income                                   18,784               22,960               17,944              18,515
     Interest expense                                 (69,303)             (33,124)             (43,047)            (40,073)
     Amortization of deferred gain                     77,103               77,102               77,103              77,102
     Sales of NOx emission credits                         --                   --                   --                  --
     Other income                                          --            1,677,962               32,723             424,363
                                            -----------------    -----------------    -----------------    ----------------
                                                       26,584            1,744,900               84,723             479,907
                                            -----------------    -----------------    -----------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                   1,764,937             (436,471)           1,505,030             219,289
INCOME TAX EXPENSE (BENEFIT)                          777,000             (219,000)             583,000             232,454
                                            -----------------    -----------------    -----------------    ----------------
NET  INCOME (LOSS)                          $         987,937    $        (217,471)    $        922,030    $        (13,165)
                                            =================    =================    =================    ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                         11,406,783           11,406,783           15,547,945          18,126,115
     Diluted                                       11,407,990           11,406,783           17,063,405          18,969,966
EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                  $            0.09    $           (0.02)    $           0.06    $          (0.00)
     Diluted                                $            0.09    $           (0.02)    $           0.05    $          (0.00)