Form 10-K/A
period 2002-12-31
ENVIRONMENTAL POWER CORP
filed 2003-04-30
CIK 805012

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934
For the transition period from to

Commission File Number 0-15472

Environmental Power Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2782065 (IRS Employer Identification No.)

One Cate Street, Portsmouth, New Hampshire 03801
(Address of principal executive offices) (Zip code)

(603) 431-1780
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $4,526,317 on June 28, 2002.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: On April 15, 2003 there were 21,791,279 outstanding shares of Common Stock, $.01 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

        None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth the age and principal occupation of each of our directors during the past five years. Except for Mr. Blampied, who is a director for Access Capital Strategies, 124 Mount Auburn Street, Cambridge, MA 02138 and a trustee for Northeast Investors Trust, 50 Congress Street, Boston, MA 02109, Mr. Weisberg who is a trustee for Monterey Mutual Fund, 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401, Mr. Thomas M. Matthews, who is a director of EOTT Energy Corp., 2000 W. Sam Houston Parkway, Suite 400, Houston, TX 77042, and Mr. Knight who is a director of DBS Industries Inc., 100 Shoreline Hwy, Suite 190A, Mill Valley, CA 94941, Avista Corporation, PO Box 3727, Spokane, WA 99220, and Alaska Air Group, Seattle, Washington 98268-0947 none of the other directors holds any other directorships in any company subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Name	Age	Principal Occupation
Joseph E. Cresci	60	Chairman and Chief Executive Officer of EPC (1982—present)
Donald A. Livingston	60	President and Chief Operating Officer of EPC (1991—present); President of Microgy (July 2001—present)
Peter J. Blampied	60
		Trustee, Northeast Investors Trust (2000 to present); President, Corcoran Management Company (1998—present); Director, Access Capital Strategies (1997—present); Director, Nellie Mae (1982—present); CEO, Boston Five Bancorp (1989—1993); Director, A.W. Perry, Inc. (1998—present); Director, Citizens Bank of Massachusetts (1996—1999); Director, Citizens Financial Group, Inc. (1994—1996)
Robert I. Weisberg	57
		President and Chief Executive Officer, Alco Financial Services, LLC (1997—present); Trustee, Monterey Mutual Fund (1998—present); President and Chief Executive Officer, Pro-Care Financial Group, Inc. (1994—1997)
Thomas M. Matthews	59
		Chief Executive Officer, Chairman and Director, EOTT Energy Corp. (2002—present); Director, Global Water Technologies, Inc. (1999—2002); Chairman and Chief Executive Officer, Avista Corporation (1998—2001); President and Director, NGC Corporation (1996—1998); Vice President, Texaco, Inc. (1989—1996)
August Schumacher, Jr.	63
		Managing Director, Washington D.C. Operations, SJH and Co., (2001—present); Consultant, W.K.K. Kellogg Foundation (2001—present); Under Secretary of Farm and Foreign Agricultural Service, U.S. Dept of Agriculture (1997—2001); Administrator, Foreign Agricultural Service, U.S. Dept. of Agriculture (1994—1997); Senior Agricultural Project Manager, World Bank (1990—1994); Commissioner of Food and Agriculture, Commonwealth of Massachusetts (1984—1990)
Jessie J. Knight, Jr.	52
		President and Chief Executive Officer, San Diego Regional Chamber of Commerce (1998—Present); Executive Vice President, Navillus Associates, LLC (1998—Present); Director, Avista Corporation (1999—Present); Director Alaska Air Group (2002—Present); Managing Commissioner, Electric, Gas and Telecommunications, California Public Utilities Commission (1993—1998)

        Pursuant to the Share Exchange Agreement under which we acquired control of Microgy in July 2001, our Board of Directors was enlarged from five to eight members and the three resulting vacancies were filled by designees of the Principal Microgy Shareholders, as defined in the Share Exchange Agreement. Such designees, including replacements or substitutes similarly designated, are referred to as the Microgy Designees. The current Microgy Designees on the Board are Thomas M. Matthews, August Schumacher, Jr., and Jessie J. Knight, Jr.

        In connection with the Share Exchange Agreement, EPC, the Principal Microgy Shareholders, Joseph E. Cresci, and Donald A. Livingston entered into a Stockholders' Agreement dated July 23, 2001. Messrs. Cresci and Livingston, referred to in the Stockholders' Agreement as the Majority Stockholders, are directors, officers, and principal stockholders of EPC. The five existing directors as of July 23, 2001, including any replacements or substitutes designated by the majority Stockholders, are referred to as the Incumbent Directors. The Stockholders' Agreement, which terminates on June 30, 2003, provides, among other things, that the parties will take all lawful action, including voting the shares they own or control, to cause the proportion of Microgy Designees to Incumbent Directors to remain at approximately 3:5 and for the election of the Microgy Designees and the Incumbent Directors. There is currently a vacancy among the Incumbent Directors.

        EPC's executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are listed in Item 4A of this Report on Form 10-K.

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

        We believe, based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, that no additional forms were required for those persons and that our officers, directors and greater than ten-percent beneficial owners complied with all filing requirements applicable to them for 2002, except that Form 3 for Mr. Macartney was filed 5 days late, Form 3s for Messrs. Schumacher, Matthews and Knight were filed 36 days late, a Form 4 for Mr. Cresci reporting a 5,000 share purchase was filed 62 days late and a Form 4 for Mr. Weisberg, reporting options for 10,000 shares granted under the 1993 Directors Option Plan, was filed 5 days late.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

        Summary Compensation Table:    The following table sets forth certain information with respect to the annual and long-term compensation of our Chief Executive Officer, Chief Operating Officer and each other executive officer earning in excess of $100,000 in salary and bonus in 2002 for the three fiscal years ended December 31, 2002. Such persons are referred to as the Named Executives.

Long-Term Compensation
Annual Compensation
Name Principal Position						Restricted Stock Awards
	Year	Salary		Bonus			Options
Joseph E. Cresci Chairman, Chief Executive Officer and Secretary	2002 2001 2000	$ $ $	400,000 285,417 150,000	$	— — 350,000	— — —	— — —
Donald A. Livingston President and Chief Operating Officer	2002 2001 2000	$ $ $	400,000 285,417 150,000	$	— — 350,000	— — —	— — —
R. Jeffrey Macartney(1) Chief Financial Officer and Treasurer	2002 2001 2000		$109,333 — —		— — —	— — —	100,000 — —

(1)
Mr. Macartney joined EPC on April 26, 2002.

        Stock Option Grants:    The following table contains information concerning the grant of stock options made during 2002 under the Company's 2001 Stock Incentive Plan to the Named Executives:

Option Grants in 2002

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in 2002	Exercise Price ($/Sh)	Expiration Date	Value of Option at Time of Issue
Joseph E. Cresci	0		0.00%	$—	0	$—
Donald A. Livingston	0		0.00%	$—	0	$—
R. Jeffrey Macartney	100,000	(1)	9.17%	$0.58	5/22/2012	$46,647	(2)

(1)
Options vest as to 25,000 shares on each of the first four anniversaries of the May 22, 2002 grant date.

(2)
Calculated using Black-Scholes Option Pricing Model with the following assumptions: stock price of $0.58, annual volatility of 72.47%, no dividends, maturity of 10 years, and interest rate of 4.85%.

        Option Exercises and Year-End Value Table:    The following table sets forth information regarding the exercise of stock options during 2002 and the number and value of unexercised options held at December 31, 2002 by each Named Executive.

Aggregated Option Exercises in 2002 and 2002 Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2002 Exercisable/Unexercisable	Value of Unexercised "In-the-Money" Options at December 31, 2002 Exercisable/Unexercisable(1)
Joseph E. Cresci	—	—	0/0	$0
Donald A. Livingston	—	—	0/0	$0
R. Jeffrey Macartney	—	—	0/100,000	$0/$0

(1)
Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. Options in the table were not in the money, as the $0.58 exercise price exceeded $0.20 per share, the closing price per share on December 31, 2002.

        Defined Benefit Pension Plan: Effective January 1, 1998 we established a non-contributory defined benefit pension plan covering all of our employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at normal retirement age 62 are based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement which would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

        Effective January 1, 2003 we amended the Plan to provide that benefits earned after 2002 will accrue at the rate of 1.5% of average compensation (with no cap on service) and will be payable at age 65 rather than age 62. Existing accrued benefits will remain intact. The amended Plan has a two-year waiting period before employees enter the Plan, rather than one year. Employees who join the Plan after two years will be fully vested at that time.

        The following table shows the estimated annual pension benefits payable upon retirement to a participant of the Plan for various salary levels and years of service.

	Years of Service
Average Annual Compensation
	10	15	20	25
100,000	15,000	22,500	30,000	37,500
150,000	22,500	33,750	45,000	56,250
200,000	30,000	45,000	60,000	75,000
250,000	30,000	45,000	60,000	75,000

        During fiscal year 2002, the maximum amount of annual compensation which may be included for Plan purposes was $200,000. The figures shown above apply under the Plan as amended. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under the Federal income tax law, the maximum annual benefit payable under the Plan for the fiscal year ending December 31, 2002 is $160,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. As of December 31, 2002, Messrs. Cresci and Livingston each had twenty years of credited service under the Plan.

Employment Agreement

        While not party to a formal Employment Agreement, in April 2002 EPC and Mr. Macartney executed summary terms of employment of Mr. Macartney as Chief Financial Officer of EPC. Under such terms, Mr. Macartney receives a base salary of $160,000 annually, subject to discretionary salary increases and annual discretionary bonuses determined by the Chief Executive Officer. Mr. Macartney received a 100,000 share option grant in May 2002 upon election as CFO and is eligible for an annual discretionary option grant to be determined by the CEO. EPC provides a leased vehicle for Mr. Macartney's use. Mr. Macartney is an at-will employee. However, in the event Mr. Macartney's employment is terminated as a result of a new CEO hiring a new CFO, Mr. Macartney will receive one year's severance and benefits, including health coverage and use of the company leased vehicle for one year. Mr. Macartney would then also be granted an additional 100,000 options to purchase common stock. All 200,000 options granted would become immediately vested and would remain exercisable based on the dates in the stock option agreements. In the event Mr. Macartney's employment is terminated for any other reason, he will receive six months severance and benefits, including but not limited to health coverage and use of the company leased vehicle for six months. The existing 100,000 options would become immediately vested and be exercisable based on the dates in the stock option agreement.

Compensation of Directors

        Each director of EPC who is not an officer or employee of EPC receives $2,000, plus expenses, for each scheduled meeting of the Board of Directors or non-coincident meeting of a board committee which he or she attends. Additionally, each non-employee director may receive option grants under our 1993 Director Option Plan: 40,000 options on the first anniversary of service and 10,000 options on subsequent anniversaries. The 1993 Director Option Plan will expire on July 13, 2003. Under our 2002 Director Option Plan each non-employee director first elected on or after July 25, 2002, the date of our 2002 Annual Meeting, receives 50,000 options on the date of such first election or appointment. In addition, regardless of when first elected, each non-employee director will receive a grant of 50,000 options on each anniversary date of such director's election or appointment. A grant under the 1993 Director Option Plan within twelve months prior to a grant under the 2002 Director Stock Option Plan will reduce such grant under the 2002 Director Option Plan.

        During 2002, Messrs. Blampied and Weisberg each received option grants under our 1993 Director Option Plan to purchase 10,000 shares which are exercisable at per share prices of $0.65 and $0.62 respectively, based on the market prices of the Common Stock on their anniversary dates of becoming directors. Messrs. Knight, Matthews, and Schumacher each received option grants under the new 2002 Director Option Plan to purchase 50,000 shares which are exercisable at the per share price of $0.40.

        Furthermore, Mr. Schumacher received a grant of 50,000 options under our 2001 Stock Incentive Plan in recognition of his especially valuable contributions as a Director in the development of Microgy, which are exercisable at the per share price of $0.20.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised of Jessie Knight, Jr., August Schumacher, Jr., and Robert Weisberg. No member of the Compensation Committee is now an officer or an employee of EPC or any of its subsidiaries or has been at any time an officer or employee of EPC or any of its subsidiaries. Mr. Weisberg is a principal of Alco Financial Services, LLC, which is a lender to EPC. The loan transaction with Alco is described in Item 13 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of April 15, 2003 the name of each person who, to our knowledge, owned beneficially more than 5% of the shares of Common Stock of EPC outstanding at such date, the number of shares owned by each of such persons and the percentage of the class represented thereby.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Joseph E. Cresci c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	4,903,348	(2)	22.5%
Donald A. Livingston c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	2,461,739		11.3%
Benjamin J. Brant 7553 S. Gartner Road Evergreen, CO 80439	1,892,692	(3)	8.7%
Michael Kast 1767 Denver West Boulevard Golden, CO 80401	1,656,968		7.6%

(1)
Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 15, 2003 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any person.
(2)
Includes 3,643,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci's wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Also includes 1,000,000 shares which Mr. Cresci deposited into a voting trust on November 20, 1996 and in which James F. Powers has beneficial ownership in his capacity as trustee with sole voting power. Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power.
(3)
Includes 1,439,366 remaining shares that are subject to a 12-month transferable option granted on May 2, 2002 to the Company to purchase such shares at $.35 per share. To the extent the option expires unexercised, the Company will be granted a 12-month right of first refusal on the sale of the underlying shares. The option is described in Item 13 below.

        The following table sets forth as of April 15, 2003 the number and percentage of outstanding shares of Common Stock beneficially owned by our Named Executives, Directors, and Directors and Officers as a group.

Name of Director & Date First Became a Director or Name of Officer	Positions and Offices	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Joseph E. Cresci—1982	Chairman, Chief Executive Officer, Secretary, and Director	4,903,348	(2)	22.5%
Donald A. Livingston—1982	President, Chief Operating Officer and Director	2,461,739		11.3%
Robert I. Weisberg—1994	Director	630,000	(3)	2.8%
Edward Chapman	Senior Vice President of Finance	400,000	(4)	1.8%
Peter J. Blampied—1988	Director	150,300	(5)	0.7%
Jessie Knight, Jr.—2002	Director	150,000	(6)	0.7%
August Schumacher—2002	Director	100,000	(7)	0.5%
Thomas M. Matthews—2001	Director	50,000	(8)	0.2%
R. Jeffrey Macartney	Chief Financial Officer	65,000	(9)	0.3%

All Directors and Officers as a Group	(9 Individuals)	8,910,387	(10)	39.1%

(1)
Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 15, 2003 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(2)
Includes 3,643,618 shares held in a revocable trust for the benefit of members of Mr. Cresci's family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci's wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Also includes 1,000,000 shares which Mr. Cresci deposited into a voting trust on November 20, 1996 and in which James F. Powers has beneficial ownership in his capacity as trustee with sole voting power. Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power.
(3)
Includes 500,000 shares that Mr. Weisberg has the right to acquire pursuant to stock options and 50,000 shares which Alco Financial Services, LLC has the right to acquire pursuant to warrants that are currently exercisable.
(4)
Includes 100,000 shares that Mr. Chapman has the right to acquire pursuant to stock options that are currently exercisable and 100,000 shares which Madison Power has the right to acquire on 5/22/03.
(5)
Includes 50,000 shares that Mr. Blampied has the right to acquire pursuant to stock options that are currently exercisable.
(6)
Includes 50,000 shares that Mr. Knight has the right to acquire pursuant to stock options that are currently exercisable.
(7)
Consists of 100,000 shares that Mr. Schumacher has the right to acquire pursuant to stock options that are currently exercisable.

(8)
Consists of 50,000 shares that Mr. Matthews has the right to acquire pursuant to stock options that are currently exercisable.
(9)
Includes 25,000 shares that Mr. Macartney has the right to acquire pursuant to stock options that become exercisable on 5/22/03.
(10)
Includes 900,000 shares that Directors and Officers have the right to acquire pursuant to various stock options that are currently exercisable and 125,000 shares that are subject to options which become exercisable on 5/22/03.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of the Company's Common Stock. As payment for the exercise price of these stock options, EPC accepted promissory notes payable upon our demand from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. In 2000, EPC asked that a portion of these notes be repaid using the proceeds from bonuses due to concerns about ongoing cash requirements. In April 2001, the Company received $1,500,000 pursuant to a settlement of the Sunnyside litigation and Messrs. Cresci and Livingston were allowed to each borrow $100,000. As of December 31, 2002, Messrs. Cresci and Livingston had aggregate balances due to EPC of $186,875 and $410,498, respectively under these notes and loans. Interest on these notes and loans, which is payable monthly at the Applicable Federal Rate, amounted to $14,919 in the aggregate during 2002 and has been fully collected from Messrs. Cresci and Livingston.

        In September 1997, Mr. Weisberg exercised options to purchase 80,000 shares of the Company's Common Stock. As payment for the exercise price of these stock options, we accepted a promissory note which is payable upon our demand from Mr. Weisberg in the amount of $48,575. Interest on this note, which is payable quarterly at the Applicable Federal Rate, amounted to $1,213 in 2002 and has been fully collected from Mr. Weisberg.

        On September 14, 2001, we borrowed $750,000 from Alco Financial Services, LLC ("Alco"). Robert Weisberg, a Director of Environmental Power, Corp. is the President, Director and a member of Alco. The loan is evidenced by a promissory note that bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month and paid a commitment fee of $7,500 to secure the loan. The loan is secured by all of our assets (other than the stock of its subsidiary, Buzzard Power Corporation). In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. During 2002, we recognized interest expense and administrative fees of $62,563 and $61,500, respectively for this loan.

        On May 2, 2002, Benjamin Brant, a director of EPC and a former officer of our Microgy subsidiary, granted to EPC a transferable one-year option to purchase 1,802,486 shares of his Common Stock at $0.35 per share. EPC was required to exercise the option to purchase at least 342,857 of such shares by specified times. As of March 5, 2003 EPC had exercised the option to purchase 100% of the required 342,857 shares. To the extent any portion of the option expires unexercised, Mr. Brant would grant EPC a transferable right of first refusal for the underlying shares for a 12 month period beginning upon expiration of the option. Mr. Brant also agreed to deliver an additional 197,514 shares of his Common Stock to EPC in satisfaction of an obligation in the amount of $69,129 to Microgy by a company of which Mr. Brant is a principal. Mr. Brant had previously guaranteed this obligation to Microgy under a June 2001 agreement. Mr. Brant also agreed to a 24 month standstill whereby an additional 753,066 shares of his Common Stock would not be sold into the public markets.

        On May 22, 2002, EPC granted Madison Power a ten-year option to purchase 100,000 shares of common stock at $.58 per share. Edward Chapman, a Senior Vice President of EPC, is an owner of Madison Power. The options were issued in connection with Mr. Chapman's consulting services prior to joining EPC as an officer.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION
April 29, 2003	By	/s/ R. JEFFREY MACARTNEY R. Jeffrey Macartney, Chief Financial Officer and Treasurer

SECTION 302 CERTIFICATIONS

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

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

  •
  evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
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

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
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

/s/ R. JEFFREY MACARTNEY R. Jeffrey Macartney Chief Financial Officer April 29, 2003

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

  •
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

  •
  evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  •
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

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
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

/s/ JOSEPH E. CRESCI Joseph E. Cresci Chief Executive Officer April 29, 2003

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS
  Item 11. EXECUTIVE COMPENSATION
Option Grants in 2002
Aggregated Option Exercises in 2002 and 2002 Year-End Option Values
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
SECTION 302 CERTIFICATIONS
SECTION 302 CERTIFICATIONS