Form 10-Q
period 2003-03-31
ENVIRONMENTAL POWER CORP
filed 2003-05-15
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-15472

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-2782065
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Cate Street 4th Floor, Portsmouth, New Hampshire 03801

(Address of principal executive offices)

(Zip code)

(603) 431-1780

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of Common Stock outstanding

at April 15, 2003                  21,791,279 shares

The Exhibit Index appears on Page 22.

Total number of pages is 25.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002

	March 31, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$454,519	$734,743
Restricted cash	1,370,831	1,144,701
Receivable from utility	8,609,641	7,973,723
Other current assets	902,093	926,577

TOTAL CURRENT ASSETS	11,337,084	10,779,744

PROPERTY, PLANT AND EQUIPMENT, NET	523,344	552,607

LEASE RIGHTS, NET	1,975,248	2,012,499

ACCRUED POWER GENERATION REVENUES	71,473,426	70,192,993

GOODWILL	4,912,866	4,912,866

UNRECOGNIZED PRIOR PENSION SERVICE COST	641,885	641,885

LICENSED TECHNOLOGY RIGHTS, NET	3,395,921	3,442,677

OTHER ASSETS	412,891	422,628

TOTAL ASSETS	$94,672,664	$92,957,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,954,708	$9,650,092
Secured promissory note payable to related party	750,000	750,000
Other current liabilities	1,044,889	965,014

TOTAL CURRENT LIABILITIES	10,749,597	11,365,106

DEFERRED GAIN, NET	4,086,441	4,163,544

SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS	972,565	972,565
DEFERRED INCOME TAX LIABILITY	78,071	78,071
ACCRUED LEASE EXPENSES	71,473,426	70,192,993

TOTAL LIABILITIES	87,360,100	86,772,279

SHAREHOLDERS’ EQUITY:

Preferred Stock ($.01 par value; 2,000,000 shares authorized, no shares issued)	0	0

Preferred Stock (no par value, 10 shares authorized; 10 shares issued as of March 31, 2003 and December 31, 2002, respectively)	100	100

Common Stock ($.01 par value; 50,000,000 shares authorized; 22,410,293 and 22,410,293 issued; and 21,791,279 and 21,852,059 outstanding as of March 31, 2003 and December 31, 2002, respectively)	224,103	224,103
Additional paid-in capital	7,669,351	7,669,351
Retained earnings (accumulated deficit)	763,210	(385,007)
Accumulated other comprehensive loss	(312,850)	(312,850)

	8,343,914	7,195,697

Treasury stock (619,014 and 558,234 common shares, at cost, as of March 31, 2003 and December 31, 2002, respectively)	(385,403)	(364,129)
Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	7,312,563	6,185,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,672,664	$92,957,899

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002
POWER GENERATION REVENUES	$14,535,334	$14,113,256

COSTS AND EXPENSES:
Operating expenses	5,589,846	5,144,733
Lease expenses	5,039,952	6,783,380
General and administrative expenses	1,445,103	1,357,879
Depreciation and amortization	123,930	135,971

	12,198,832	13,421,963

OPERATING INCOME	2,336,502	691,293

OTHER INCOME (EXPENSE):
Interest income	6,482	9,553
Interest expense	(25,362)	(30,499)
Amortization of deferred gain	77,103	77,103
Sales of NOx emission credits	—	2,428,200
Settlement of the Sunnyside Project litigation	—	2,000

	58,223	2,486,357

INCOME BEFORE INCOME TAXES	2,394,725	3,177,650

INCOME TAX EXPENSE	1,245,257	1,411,000

NET INCOME	1,149,468	1,766,650

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,814,465	20,251,653
Diluted	21,826,499	20,273,141

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.09
Diluted	$0.05	$0.09

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,149,468	$1,766,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	123,930	135,971
Deferred income taxes	—	33,000
Amortization of deferred gain	(77,103)	(77,103)
Accrued power generation revenues	(1,280,433)	(1,635,992)
Accrued lease expenses	1,280,433	1,635,992
Changes in operating assets and liabilities:
Increase in receivable from utility	(635,918)	(459,926)
Decrease in other current assets	24,484	70,583
Decrease in other assets	827	3,510
Decrease in accounts payable and accrued expenses	(695,384)	(1,521,338)
Decrease in long-term debt to supplier	—	528

Net cash used in operating activities	(109,696)	(48,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(226,130)	(256,558)
Property, plant and equipment expenditures	(1,750)	(41,602)

Net cash used in investing activities	(227,880)	(298,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(1,250)	(1,250)
Net borrowings under working capital loan	79,875	180,249
Borrowings under secured promissory note payable to related party	—	(37,319)
Purchase of treasury stock	(21,274)	—

Net cash provided by financing activities	57,351	141,680

INCREASE IN CASH AND CASH EQUIVALENTS	(280,225)	(204,605)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,743	468,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,518	$263,666

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B—EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2003 and 2002.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Three Months Ended March 31, 2003
Income available to shareholders	$1,149,468	21,814,465	$0.05
Effect of dividends to preferred stockholders	(1,250)

Basic EPS—income available to common shareholders	1,148,218	21,814,465	0.05
Effect of dilutive securities:
Assumed exercise of dilutive stock options		12,034

Diluted EPS—income available to common shareholders	$1,148,218	21,826,499	$0.05

Three Months Ended March 31, 2002
Income available to shareholders	$1,766,650	20,251,653	$0.09
Effect of dividends to preferred stockholders	(1,250)

Basic EPS—income available to common shareholders	1,765,400	20,251,653	0.09
Effect of dilutive securities:
Assumed exercise of dilutive stock options		21,488

Diluted EPS—income available to common shareholders	$1,765,400	20,273,141	$0.09

NOTE C—STOCK OPTIONS

As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” we account for employee and director stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, we have not recorded compensation expense because our options have been issued at an option price equal to the quoted market price on the date of the grant. We have recorded compensation expense for those options issued outside of option plans. During the three months ending March 31, 2003, we did not issue any options.

Under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, we do not recognize compensation expense for stock option awards under our 2001 Plan, 1993 Director Plan and 2002 Director Option Plan since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of our common stock for the 2001 Plan). However, pursuant to the provisions of SFAS No. 123, we are required to calculate the fair market value of the stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income and earnings per share would be as follows:

Three Months Ended	March 31, 2003	March 31, 2002

Fair Market Per Share	$0.00	$0.38
Assumptions
Risk-free rate of return	NA	3.57%
Volatility	NA	69.04%
Expected Annual Dividend Yield	NA	0%
Option Life	NA	8.12
Compensation expense under the intrinsic value method	$—	$—
Net Income available to common shareholders, as reported	1,149,468	1,766,650
Compensation Expense under SFAS 123, net of taxes	12,974	11,571

Net Income available to common shareholders under SFAS 123	1,136,494	1,755,079

Basic EPS, as reported	$0.05	$0.09
Basic EPS, under SFAS 123	$0.05	$0.09
Diluted EPS, as reported	$0.05	$0.09
Dilted EPS, under SFAS 123	$0.05	$0.09

NOTE D—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was adopted January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were adopted for the fiscal year ended December 31, 2002. We do not expect to change to the fair value based method; therefore, SFAS No. 148 will not have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material effect on our financial position or operating results.

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and liabilities acquired in a business combination and is not being amortized pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.”

Accumulated amortization of licensed technology rights was $314,079 as of March 31, 2003 and $267,323 as of December 31, 2002. Amortization expense for licensed technology rights was $46,756 for the three months ended March 31, 2003 and March 31, 2002, respectively. The future estimated amortization expense for licensed technology rights is as follows:

For the year ended December 31
2003	138,744
2004	185,500
2005	185,500
2006	185,500
Thereafter	2,700,677

Total	$3,395,921

NOTE F—SEGMENT INFORMATION

The Company manages and evaluates its operations in two reportable business segments: Scrubgrass project and Microgy, Other denotes corporate items that are not directly tied to either operating entity. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those business technologies. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Scrubgrass Project	Microgy	Other	Consolidated
Three Months Ended March 31, 2003
Power generation revenues	14,535,334	—	—	14,535,334
Pre-tax income (loss)	3,000,256	(466,971)	(138,560)	2,394,725
Identifiable Assets	85,154,501	8,722,065	796,098	94,672,664

Three Months Ended March 31, 2002
Power generation revenues	14,113,256	—	—	14,113,256
Pre-tax income (loss)	4,143,257	(331,163)	(634,444)	3,177,650
Identifiable Assets	78,554,347	9,107,238	1,895,175	89,556,760

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer, owner and operator of waste management facilities that produce biofuels or electricity by utilizing the fuel sources derived from our waste management processes and activities. Such fuel sources are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. Since 1994, we have owned a 22-year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. This leasehold interest is held by our subsidiary, Buzzard Power Corporation which we refer to as Buzzard. Scrubgrass sells electricity to Pennsylvania Electric Company, referred to as Penelec, under a 25-year power sales agreement.

We are continuing to pursue either the potential sale of Buzzard or monetization of its future expected cash flows from Buzzard. Any such transaction could generate cash to support operations, pay certain liabilities and provide working capital, including to help fund development of our Microgy business. We cannot assure you that such efforts will result in a transaction on terms acceptable to Environmental Power.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., referred to as Microgy, a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel the generation of electricity. Microgy’s technology is expected to provide certain farms, known as concentrated animal feeding operations, or CAFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies have and may be in the process of promulgating regulations that require CAFOs to implement changes to their current waste management practices. We expect that Microgy’s technology may offer an attractive means of helping CAFOs cope with these requirements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares our results of operations for the fiscal quarters ended March 31, 2003 and 2002 and should be read in conjunction with the condensed consolidated financial statements and related notes, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors which could cause our actual results and events to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Results of Operations

Net income decreased to $1,149,468, or 5 cents per share, for the three months ended March 31, 2003 from $1,766,650, or 9 cents per share, for the three months ended March 31, 2002. The decrease in net income was primarily attributable to the absence of the sale of NOx emission credits during the three months ended March 31, 2003. The effect of this change was offset in part by increases in power generation revenues and a decrease in lease expenses as discussed below.

The reasons for the changes in our net income are discussed in more detail in the following paragraphs.

Power generation revenues, all attributable to Scrubgrass, increased to $14,535,334 for the three months ended March 31, 2003 from $14,113,256 for the three months ended March 31, 2002. The increase in power generation revenues was primarily attributable to a 5% increase in rates billed to Penelec under the terms of the power sales agreement.

Total cost and expenses decreased to $12,198,832 for the three months ended March 31, 2003 from $13,421,963 for the three months ended March 31, 2002. This decrease is primarily attributable to decreases in lease expense to $5,039,952 for the three months ended March 31, 2003 from $6,783,380 for the three months ended March 31, 2002. The decrease in lease expense payments was partially offset by increases in operating expenses to $5,589,846 from $5,144,733 and general and administrative expenses to $1,445,103 from $1,357,879 for the three months ended March 31, 2003 and March 31, 2002, respectively.

The increase in operating expenses was primarily due to:

•	higher fuel expense from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation;
•	higher fuel expense from an increase in facility output; and
•	increases in maintenance expense due to differences in the timing of maintenance purchases between periods.

The increase in general and administrative expenses was primarily due to:

•	significant expenses related to the Microgy business development, and strategic planning; and
•	increases in our staff for planned business expansion.

Other income decreased to $58,223 for the three months ended March 31, 2003 as compared to $2,486,357 for the three months ended March 31, 2002. The decrease in other income is a result of no sales of NOx emission credits for the three months ended March 31, 2003 as compared to sales of $2,428,200 for the three months ended March 31, 2002. The 2002 sales represent NOx emission credits for the ozone seasons in 2003 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx emission credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx emission credits in 2002.

Income tax expense decreased to $1,245,257 from $1,411,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in income tax expense is primarily attributable to the decrease in pre-tax earnings. The effective income tax rates increased to 52% from 44% in the same period. This increase is primarily attributable to an increase in our estimate of state tax expense.

Earnings per common share decreased to 5 cents per common share from 9 cents per common share for the three months ended March 31, 2003 and March 31, 2002, respectively. This decrease is attributable to the decrease in net income and in the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in a 2002 private placement.

2003 Outlook

The following forward-looking information concerning our results of operations for 2003 is being compared to our historical results of operations for 2002 and does not take into account the effect of a potential sale of Buzzard or monetization of Buzzard’s future cash flows, further discussed below in the “Cash Flow Outlook”.

As discussed in Item 7 of the 10-K dated December 31, 2002, the Cash Flow Outlook, the payments terms of our power purchase agreement with Penelec will be extended in June of 2003 pursuant to the terms of the agreement. This extension will negatively effect our working capital position unless we make other working capital arrangements. (See Cash Flow section further discussed below.)

We expect power generation revenues to increase in 2003 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

We expect operating expenses to increase slightly in 2003 primarily due to:

•	an escalation in rates for fuel-related handling and transportation costs;
•	changes in the scope of planned maintenance procedures and facility modifications; and
•	an escalation in operator fees under the terms of the operations and maintenance agreement related to Scrubgrass.

We expect lease expenses to increase in 2003 primarily because we have scheduled increases in bond principal payments.

However, these increases may be partially offset because:

•	we expect lower outstanding balances for term loans to decrease Buzzard’s interest costs that would be billed to us under the terms of the Scrubgrass lease;
•	we expect the lessor to bill us lower scheduled base equity rents pursuant to the terms of the Scrubgrass lease; and

•	we expect to experience a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

We expect general and administrative expenses to increase slightly during 2003 primarily because we expect:

•	to make changes in our work force as we further implement our Microgy business plan including adding marketing, sales, engineering, accounting and finance personnel;
•	to continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and
•	to incur numerous corporate expenses like insurance, office supplies, rent, legal, and travel to increase due to business expansion efforts.

We expect other income to decrease in 2003. During 2002, we reported sales of NOx emission credits of approximately $2.4 million. We do not anticipate the sale of additional NOx emission credits in 2003.

Assuming no additional share issuances and no repurchases, we expect our weighted average basic common shares outstanding to remain at 21,811,539 shares in 2003.

Recently Issued Accounting Standards

Several recently issued accounting standards which were adopted or are required to be adopted in the future together with their effect or anticipated effect on our financial statements and results of operations are described in Note D to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

For the periods ending March 31, 2003 and 2002, cash used in operating activities increased to $109,696 from $48,125. During these periods, our only source of cash was cash flow generated by Scrubgrass.

We reported net earnings of $1,149,468 for the period ending March 31, 2003 that contributed significantly to the cash provided by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income for the three months ended March 31, 2003 to our net cash provided by operating activities:

Depreciation and amortization for the three months ending March 31, 2003 was $123,930. This included $46,756 from technology rights, $37,251 from lease rights, $8,910 from deferred financing costs, and $31,013 from property, plant and equipment.

Our deferred gain, net, amounted to $4,086,441 as of March 31, 2003 as compared to $4,163,544 as of December 31, 2002. The decline of $77,103 is due to the amortization of the deferred gain related to the Scrubgrass Project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

Further uses of cash came from a decrease in accounts payable to $8,954,708 from $9,650,092 for that same period.

The increase in receivables was primarily due to a 5% increase in rates billed to Penelec under the terms of the power sales agreement. The decrease in accounts payable was primarily due to a lower additional rent accrual and to a decrease in amounts due to certain fuel sites.

The effect of the above uses of cash was partially offset by decreases:

•	in other current assets (to $902,093 on March 31, 2003 from $926,577 on December 31, 2002); and
•	other assets (to $412,891 on March 31, 2003 from $422,628 on December 31, 2002).

These changes are largely attributable to changes in the fuel inventory.

Investing Activities

Our cash used in investing activities was $227,800 and $298,160 for the periods ending March 31, 2003 and 2002, respectively. Our investing activities were concentrated primarily in the following areas:

Restricted cash—Our restricted cash balance increased by $226,130. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. During the three months ended March 31, 2003, we made scheduled deposits to the restricted major maintenance fund of $274,560 and payments from this fund for major equipment overhauls totaling $48,430. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment—Property, plant and equipment expenditures decreased to $1,750 for the period ending March 31, 2003 from $41,602 for the period ending March 31, 2002. The capital expenditures this quarter were primarily purchases of office equipment for our corporate headquarters.

Project development activities – We expect to begin development and construction of facilities using Microgy’s licensed technology during 2003. To the extent we are the owner of these facilities, we will require additional financing to complete the development and construction of any such facilities.

Financing Activities

Our cash provided by financing activities was $57,351 for the period ending March 31, 2003 compared to $141,680 for the period ending March 31, 2002. We offer the following information concerning the financing activities for our business:

Related Party Loan—On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan is evidenced by a promissory note which bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month. The loan is secured by all of EPC’s assets, except for the common stock of Buzzard, which is already pledged to the lessor of Scrubgrass. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of our common stock at $0.60 per share. The loan has been extended with a maturity date of September 13, 2003.

Working Capital Loan for Scrubgrass—Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $759,791 as of March 31, 2003 and $517,112 as of December 31, 2002. Under the existing terms of this loan, we are required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have satisfied the pay down requirement for this loan for 2003.

Financing Additional Working Capital for Scrubgrass—PG&E National Energy Group, referred to as NEG, is not only a project participant but is also the manager of the project with sole responsibility and authority for discussions with project lenders. As of the quarter ending September 30, 2002, NEG’s credit rating was downgraded by the rating agencies. We believe this has made working capital loan refinancing more difficult, even though the debt is recourse only to the Scrubgrass project. NEG continues to address the financing matter regarding Buzzard’s expected requirement for additional working capital beginning in June 2003, when Penelec’s contracted payment terms will be extended by 24 business days. NEG is in discussions with Penelec regarding paying a fee or providing other consideration to them rather than extending the payment terms. The project lender recently approved an extension of the existing $4 million working capital loan facility until 2006. See the cash flow section of this report for further discussion of expected cash flows.

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of March 31, 2003 and December 31, 2002:

Description of the Obligation	Balance at March 31, 2003	Balance at December 31, 2002	Interest Rate	Matures

Buzzard’s lease obligations:
Variable rate tax-exempt bonds	$135,600,000	$135,600,000	Quoted Bond Rates	2012
Swap rate term loan	7,794,499	8,700,913	7.6725%	2005
Variable rate term loan	5,911,222	7,089,016	LIBOR + 1.250%	2004

Buzzard’s debt obligations:
Variable rate term loan	674,632	837,437	LIBOR + 1.250%	2004
Working capital loan	759,791	517,112	LIBOR + 1.250%	2008

Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers—We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option exercises that amounted to $645,948 as of March 31, 2003 and December 31, 2002. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly.

Dividends—Buzzard paid dividends of $1,250 this quarter to its preferred stockholder.

Sunnyside Contingent Obligations—Because the terms of our 2001 settlement agreement, represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded in our consolidated financial statements.

Cash Flow Outlook

During 2003, we expect to fund our business activities principally from available cash balances, investment earnings, cash which may become available from Scrubgrass, the sale of assets or a subsidiary and/or raising additional debt or equity funding.

We are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in 2003 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions.

On March 31, 2003, our unrestricted cash balance was $454,519 as compared to $734,743 as of December 31, 2002. On March 31, 2003, our restricted cash balance was $1,370,831 as compared to $1,144,701 as of December 31, 2002. As discussed above, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the three months ended March 31, 2003, we received distributions of $1,211,250 from Scrubgrass, which is less than our distributions of $1,555,506 during the same period in 2002. The decrease in distributions in the first quarter of 2003 is a result of not receiving proceeds of $2,428,200 from the sale of NOx emissions credits that did occur in the first quarter 2002. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last three years. Because Scrubgrass is leveraged with variable rate debt, the recent trend of low interest rates, the 2002 sale of NOx emission credits and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Assuming the continuing trends of favorable operations and low interest rates during 2003, we anticipate record power revenues from Scrubgrass in 2003.

The extended Penelec payment terms, unless adjusted, are likely to result in a significantly longer period during 2003 than in prior years when Buzzard will not receive any distributions from the Scrubgrass project. Accordingly, in the event no additional credit accommodation is arranged for the increased working capital requirements at the Scrubgrass plant, our cash flow from Scrubgrass operations for 2003 will not be sufficient to fund:

•	EPC’s historic corporate overhead requirements;
•	Taxes;
•	Continued implementation of the Microgy business plan; and
•	Repayment of the Alco loan to the extent the loan is not extended, refinanced or replaced.

Even if additional working capital is arranged, without additional funding or the sale of Buzzard or monetization of Buzzard’s future cash flows, EPC would need to extend the payment terms of certain liabilities. Furthermore, we will be restricted in our ability to develop Microgy without additional funding.

We are working with a financial advisor to assist us in securing additional debt or equity financing for our business. Additionally, we are pursuing and have received offers concerning the potential sale or monetization of the future cash flows of our subsidiary Buzzard. Such a sale or monetization of cash flows, if consummated based on acceptable terms and conditions, would generate sufficient cash to fund all currently estimated EPC expenses for the remainder of 2003 and 2004, including EPC corporate overhead, EPC corporate obligations including the repayment of the Alco loan, and taxes and provide some working capital to continue to fund the development of our Microgy business. If we sold or otherwise monetized Buzzard we would then no longer be entitled to cash flows from the Scrubgrass project for some or all of the foreseeable future. We would however avoid uncertainties relating to scheduled changes in Penelec’s payment terms, working capital financing involving the Scrubgrass project, the potential bankruptcy by NEG and changes in power rates paid by

Penelec beginning in 2005, all of which could adversely affect Buzzard’s cash flows. We cannot, however, assure you that Environmental Power will successfully negotiate and conclude a financing or sale transaction on acceptable terms.

During 2003, subject to the financing constraints described above, Microgy plans to commence the development, construction and sale of projects based upon its anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. We cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

During 2003, we completed a revised licensing agreement between Microgy and Danish Biogas A/S, provider of the anaerobic digestion technology. This revision includes a change in the terms of payment and in the services that will be provided under the agreement. These changes will not materially affect the business prospects of Microgy.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q.

Microgy, a company that we recently acquired, has very little operating history from which to evaluate its business and products.

Microgy was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce bio-energy from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s bio-energy projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable.

Microgy has experienced losses to date and we anticipate it will continue to experience losses in the foreseeable future.

Microgy had accumulated losses due primarily to expenses of business development of approximately $4,435,000 through March 31, 2003. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

We have not completed our plans for deployment of our anaerobic digester technology and, therefore, cannot predict its related costs or outlook for profitability.

The strategic implementation planning necessary to determine our course of action for deployment of our anaerobic digester technology has not been completed. The decision as to whether we will install, sell and operate, or develop and own the related facilities, is expected to be made on a case by case basis. In addition, we do not have experience in, or a basis for, predicting the general and administrative and other costs associated with developing anaerobic digester facilities. Because of this we are unable to determine when or if these facilities will generate a profit. If the organizational, structural, staffing and other overhead costs associated with the anaerobic digester facilities outstrip any profits, the value of your investment in our common stock will be adversely affected.

If we are unable to obtain needed financing for Microgy’s anaerobic digestion bioenergy projects, the valuation of our Microgy investment may be reduced significantly.

We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our anaerobic digestion bioenergy projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the valuation of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific project or projects and other factors, including their assessment of our ability to successfully construct and manage the project.

Microgy’s technologies could become obsolete before commercial deployment, reducing the value of your investment.

We do not expect to commercially deploy Microgy’s licensed anaerobic digestion bioenergy technologies until we further develop Microgy’s business plan, decide on project structures and arrange necessary financing. Current technologies or solutions that may be developed in the future by competitors could make our anaerobic digestion bioenergy technologies obsolete before they are commercially deployed. Accordingly, we cannot guarantee that our technologies will ensure a competitive position within the marketplace in the future. If we are unable to obtain a competitive position in the agricultural and alternative power generation markets, the value of your investment will be reduced.

If we experience delays in obtaining the technical information and specifics needed to build our licensed anaerobic digester technologies, our business could be harmed and the value of your investment could be reduced.

The company from which we license intellectual property regarding our anaerobic digestion bioenergy products still holds trade secret and other proprietary information that is important to us. Prior to our ownership of Microgy, Microgy experienced delays in obtaining and completing information necessary to successfully develop anaerobic digester projects. The inability to readily obtain this information from our licensor could delay our product offerings, make them more expensive to bring to market and reduce the value of your investment.

The market for anaerobic digester bioenergy technology is crowded and our market share may not be sufficient to be profitable.

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. The presence of these companies may constrain our market share to a degree that we are not profitable.

We currently rely on the Scrubgrass Project for all of our operating revenues.

We own a 22 year leasehold interest that commenced in 1994 in our Scrubgrass Project; a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass Project, we are dependent on its successful and continued operations. Increased working capital requirements of the Scrubgrass Project, significant unscheduled shutdowns or large increases in interest rates at Scrubgrass would reduce our cash flow. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

We do not control the management of the Scrubgrass Project, our primary revenue- generating asset.

We have a management services agreement with PG&E National Energy Group to manage the Scrubgrass Project and a 15-year operations and maintenance agreement with PG&E Operating Services to operate the facility. These agreements contain provisions that limit our participation in the management and operation of the Scrubgrass project. Because we do not exercise control over the operation or management of the Scrubgrass project, decisions may be made, notwithstanding our opposition that may have an adverse effect on our business. The bankruptcy filing by PG&E and the credit down grade of NEG create additional uncertainty regarding the management of the project.

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

Our Scrubgrass Project’s long-term power purchase agreement is subject to a change in rates in 2005 and market conditions in its later years which may affect our profitability.

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

In 2003, the payment schedule on our power purchase agreement will be modified to allow Penelec more time to pay us for the power that we produce. If these payment terms are not modified, other working capital arranged and/or the financing or sale of Scrubgrass is not achieved, this payment schedule change will cause a reduction in our working capital and will limit our ability to pay for corporate overhead, service our debt and allocate resources to other projects.

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

The performance of our renewable energy technologies is dependent on the availability of animal or other organic waste resources to produce the raw energy and meet performance standards in the generation of power or bio-fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to efficiently operate and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot be sure that waste resources will be available in the future for free or at a price that make them affordable for our waste-to-energy technologies.

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

Because we have not filed patents to protect Microgy’s intellectual property, we might not be able to prevent others from employing competing products. Conversely, others who have filed for patent or other protection might be able to prevent us from employing our products.

Neither we nor, it is believed, our licensor have filed any patent applications on the intellectual property Microgy plans to use. Should we or our licensor decide to file patent applications, we cannot assure you that any patent applications relating to our existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, there can be no assurance that others have not developed, or will not develop, similar products or technologies that will compete with our products without infringing upon, or which do not infringe upon, our intellectual property rights.

Third parties, including potential competitors, may already have filed patent applications relating to the subject matter of our current or future products. In the event that any such patents are issued to such parties, such patents may preclude our licensors from obtaining patent protection for their technologies, products or processes. In addition, such patents may hinder or prevent us from commercializing our products and could require us to enter into licenses with such parties. We cannot assure you that any required licenses would be available to us on acceptable terms, or at all.

We rely heavily on confidentiality agreements and licensing agreements to maintain the proprietary nature of our base of technologies relating to currently licensed technologies. To compete effectively, we may have to defend the rights to our intellectual property from time to time. The defense costs can be significant. As a result, we may lack the financial resources to adequately defend our intellectual property.

The large number of obstacles necessary to overcome for the development of power projects increases the possibility that such projects will incur costly delays.

In our development of power projects for ourselves or on behalf of our customers, we will be required to enter into or obtain some or all of the following:

•	site agreements;
•	supply contracts;

•	design/build or other construction related agreements;
•	power sales contracts;
•	various co-product sales agreements;
•	waste disposal agreements;
•	licenses;
•	environmental and other permits;
•	local government approvals; and
•	financing commitments required for the successful completion of development projects.

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

The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long sales cycle and decision-making process. Delays in the parties’ decision-making process are outside of our control and may have a negative impact on our cost of sales, receipt of revenue and sales projections. We estimate that it can take from nine months to a year or more to obtain decisions and to negotiate and close these complex agreements.

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

Our agreement for the sale of power to Penelec contains a provision that requires our Scrubgrass facility to provide Penelec a certain percentage of its average output over a given period of time. If we do not comply with this performance guarantee, we will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on our financial condition.

Our products and services will be subject to numerous governmental regulations.

We expect to provide services subject to many government regulations, which will subject us to certain regulatory policies and procedures. Many of these regulations cover air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency and various state and local governments. More specifically, our activities in anaerobic digestion and/or nutrient management related to animal manure, and other wastes, as well as the air emissions and waste effluent control from our facilities will involve a permitting process and other forms of scrutiny from these agencies. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations could be costly and harm our financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our most significant market risk exposure is changing interest rates that may affect our short-term investments, debt and certain of our lease expenses. We offer the following information about these market risks:

Short-term investments—We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt—We have borrowings that bear interest at variable rates that are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense—As a lease cost of the Scrubgrass project, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of March 31, 2003, the aggregate outstanding balance of our variable rate debt obligations was $1,434,423 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $141,511,222. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $14,344 and lease expense of $1,415,112. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 4. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(i)	Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

(ii)	Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

(i)	On March 6, 2003, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation (“POWR”) had signed a Letter of Intent with Dairyland Power Cooperative to create a strategic alliance to deploy animal waste to energy systems on dairy and swine farms in Dairyland’s service territory.

(ii)	On March 31, 2003, the Registrant disclosed pursuant to Regulation FD an earnings release of Environmental Power Corporation (“POWR”), dated March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

May 15, 2003	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney Treasurer and Chief Financial Officer (principal accounting officer and authorized officer)

SECTION 302 CERTIFICATIONS

I, Joseph E. Cresci, certify that:

1.	I have reviewed this quarterly report of Environmental Power Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph E. Cresci

Joseph E. Cresci

Chief Executive Officer

May 15, 2003

I, R. Jeffrey Macartney, certify that:

1.	I have reviewed this quarterly report of Environmental Power Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. Jeffrey Macartney

R. Jeffrey Macartney

Chief Financial Officer

May 15, 2003