Form 10-Q
period 2003-06-30
ENVIRONMENTAL POWER CORP
filed 2003-08-13
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

ACT OF 1934

  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Number of shares of Common Stock outstanding

at June 30, 2003    21,791,279 shares

The Exhibit Index appears on Page 23.

Total number of pages is 29.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2003

(unaudited) & December 31, 2002

	June 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	109,888	734,743
Restricted cash	1,924,194	1,144,701
Receivable from utility	6,810,576	7,973,723
Other current assets	1,130,590	926,577

TOTAL CURRENT ASSETS	9,975,248	10,779,744
PROPERTY, PLANT AND EQUIPMENT, NET	492,331	552,607
LEASE RIGHTS, NET	1,937,997	2,012,499
ACCRUED POWER GENERATION REVENUES	72,753,859	70,192,993
GOODWILL	4,912,866	4,912,866
UNRECOGNIZED PRIOR PENSION SERVICE COST	641,885	641,885
LICENSED TECHNOLOGY RIGHTS, NET	3,349,546	3,442,677
OTHER ASSETS	404,532	422,628

TOTAL ASSETS	94,468,264	92,957,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	8,080,151	9,650,092
Secured promissory note payable to related party	750,000	750,000
Other current liabilities	1,236,096	965,014

TOTAL CURRENT LIABILITIES	10,066,247	11,365,106

DEFERRED GAIN, NET	4,009,339	4,163,544

SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS	972,565	972,565
DEFERRED INCOME TAX LIABILITY	156,897	78,071
ACCRUED LEASE EXPENSES	72,753,859	70,192,993

TOTAL LIABILITIES	87,958,907	86,772,279

SHAREHOLDERS’ EQUITY:
Preferred Stock ($.01 par value; 2,000,000 shares authorized, no shares issued)	0	0
Preferred Stock (no par value, 10 shares authorized; 10 shares issued as of June 30, 2003 and December 31, 2002, respectively)	100	100
Common Stock ($.01 par value; 50,000,000 shares authorized; 22,410,293 issued; and 21,791,279 and 21,852,059 outstanding as of June 30, 2003 and December 31, 2002, respectively)	224,103	224,103
Additional paid-in capital	7,669,351	7,669,351
Accumulated deficit	(39,997)	(385,007)
Accumulated other comprehensive loss	(312,850)	(312,850)

	7,540,707	7,195,697
Treasury stock (619,014 and 558,234 common shares, at cost, as of June 30, 2003 and December 31, 2002, respectively)	(385,402)	(364,129)
Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	6,509,357	6,185,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	94,468,264	92,957,899

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited) for the Three Months and Six Months

Ended June 30, 2003 and June 30, 2002

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
POWER GENERATION REVENUES	$12,553,759	$11,977,205	$27,089,093	$26,090,461

COSTS AND EXPENSES:
Operating expenses	8,058,879	7,469,811	13,648,725	12,614,544
Lease expenses	4,643,469	6,291,677	9,683,421	13,075,057
General and administrative	1,287,695	976,662	2,732,801	2,334,541
Depreciation and amortization	123,550	136,689	247,480	272,660

	14,113,593	14,874,839	26,312,427	28,296,802

OPERATING (LOSS) INCOME	(1,559,834)	(2,897,634)	776,666	(2,206,341)

OTHER INCOME (EXPENSE):
Interest income	4,816	12,479	7,202	22,032
Interest expense	(22,062)	(40,062)	(47,424)	(70,561)
Amortization of deferred gain	77,103	77,102	154,206	154,205
Other Income	—		—
Sales of NOx emission credits	—	—	—	2,428,200
Settlement of Sunnyside litigation	—	859	—	2,859

	59,857	50,378	113,984	2,536,735

(LOSS) INCOME BEFORE INCOME TAXES	(1,499,977)	(2,847,256)	890,650	330,394

INCOME TAX (BENEFIT) EXPENSE	(694,231)	(1,104,749)	551,026	306,251

NET (LOSS) INCOME	(805,746)	(1,742,507)	339,624	24,143

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,791,279	20,038,591	21,802,808	20,144,423
Diluted	21,791,279	20,038,591	21,854,584	20,216,663

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.04)	$(0.09)	$0.02	$0.00
Diluted	$(0.04)	$(0.09)	$0.02	$0.00

See Notes to Condensed Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited) for the Six Months

Ended June 30, 2003 and June 30, 2002

	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,509	24,143
Adjustments to reconcile net income to net provided by operating activities:
Depreciation and amortization	247,480	272,660
Deferred income taxes	78,826	81,719
Amortization of deferred gain	(154,206)	(154,205)
Non-cash and stock based compensation	—	49,707
Accrued power generation revenues	(2,560,866)	(3,271,994)
Accrued lease expenses	2,560,866	3,271,994
Changes in operating assets and liabilities:
Decrease in receivable from utility	1,163,147	1,927,041
Increase in other current assets	(204,013)	(318,664)
Decrease in other assets	277	3,407
Decrease in accounts payable and accrued expenses	(1,569,941)	(2,821)
Increase in other current liabilities	271,082	—

Net cash provided by operating activities	180,161	1,882,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(779,493)	(573,677)
Property, plant and equipment expenditures	(1,750)	(802,270)

Net cash used in investing activities	(781,243)	(1,375,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(2,500)	(2,500)
Purchase of treasury stock	(21,273)	(56,183)
Borrowings under secured promissory note payable to related party	—	(37,319)

Net cash used in financing activities	(23,773)	(96,002)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(624,855)	411,038

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,743	468,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,888	$879,309

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – HOLDING COMPANY REORGANIZATION

EPC was incorporated in Delaware on May 30, 2003 under the name “EPC Holdings 1, Inc.” (“EPC Holdings”). Effective on June 2, 2003, EPC Holdings consummated a holding company reorganization, whereby it became the parent holding company of Environmental Power Corporation. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among EPC Holdings, Environmental Power Corporation and EPC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of EPC (“Merger Sub”). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Environmental Power Corporation, with Environmental Power Corporation as the surviving corporation (the “Merger”). Pursuant to Section 251(g) of the Delaware General Corporation Law, the approval of the Merger by the stockholders of Environmental Power Corporation was not required. As a result of the Merger, Environmental Power Corporation became a direct wholly-owned subsidiary of EPC Holdings and each share of Common Stock, par value $0.01 per share, of Environmental Power Corporation issued and outstanding was converted into one share of Common Stock, par value $0.01 per share, of EPC Holdings. In connection with the Merger, EPC Holdings was renamed “Environmental Power Corporation” and Environmental Power Corporation was renamed “EPC Corporation.” The conversion of shares of common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of EPC are deemed to represent the same number of shares of common stock of EPC Holdings. The change to the holding company structure was tax free for federal income tax purposes for stockholders. EPC is deemed to be a “successor issuer” to EPC Corporation under Rule 414 promulgated under the Securities Act of 1933, as amended.

NOTE C — EARNINGS PER COMMON SHARE

We compute basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings (loss) per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. There was no dilutive effect on earnings (loss) per common share in the three months ended June 30, 2003 and 2002 due to the company recording a net loss in those periods. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Three Months Ended June 30, 2003
Loss available to shareholders	$(801,958)	21,791,279	$(0.04)
Effect of dividends to preferred stockholders	(1,250)

Basic EPS – loss to common shareholders	$(803,208)	21,791,279	$(0.04)

Diluted EPS – loss to common shareholders	$(803,208)	21,791,279	$(0.04)

Three Months Ended June 30, 2002
Loss available to shareholders	$(1,742,507)	20,038,591	$(0.09)
Effect of dividends to preferred stockholders	(1,250)

Basic EPS – loss to common shareholders	$(1,743,757)	20,038,591	$(0.09)

Diluted EPS – loss to common shareholders	$(1,743,757)	20,038,591	$(0.09)

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Six Months Ended June 30, 2003
Income available to shareholders	$347,509	21,802,808	$0.02
Effect of dividends to preferred stockholders	(2,500)

Basic EPS – income to common shareholders	$345,009	21,802,808	$0.02
Assumed exercise of dilutive stock options		51,776

Diluted EPS – income to common shareholders	$345,009	21,854,584	$0.02

Six Months Ended June 30, 2002
Income available to shareholders	$24,143	20,144,423	$0.00
Effect of dividends to preferred stockholders	(2,500)

Basic EPS – income to common shareholders	$21,643	20,144,423	$0.00
Assumed exercise of dilutive stock options		72,240

Diluted EPS – income to common shareholders	$21,643	20,216,663	$0.00

NOTE D—STOCK OPTIONS

The Company has elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its condensed consolidated statements of operations. The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

During the three and six months ending June 30, 2003, we did not issue any options.

Using the fair value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income (loss) and earnings per share would be as follows:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fair Value Per Share at Date of Grant	$0.20	$0.41	$0.20	$0.41
Assumptions
Risk-free rate of return	3.43%	4.70%	3.43%	4.70%
Volatility	91.18%	81.82%	91.18%	81.82%
Expected Annual Dividend Yield	0%	0%	0%	0%
Option Life	10.00	8.33	10.00	8.33
Compensation expense under the intrinsic value method	$—	$—	$—	$—
Net Income available to common shareholders	347,512	21,643	(801,958)	(1,743,757)
Compensation Expense under SFAS 123, net of taxes	26,008	22,971	13,034	12,598

Proforma Net Income (Loss)	321,504	(1,328)	(814,992)	(1,756,355)

Basic EPS, as reported	$0.02	$0.00	$(0.04)	$(0.09)
Proforma Basic EPS	$0.02	$0.00	$(0.04)	$(0.09)
Diluted EPS, as reported	$0.01	$(0.00)	$(0.04)	$(0.09)
Proforma Diluted EPS	$0.01	$(0.00)	$(0.04)	$(0.09)

NOTE E – GOODWILL AND INTANGIBLE ASSETS

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

Accumulated amortization of licensed technology rights was $360,454 as of June 30, 2003 and $267,323 as of December 31, 2002. Amortization expense for licensed technology rights was $46,375 for the three months ended June 30, 2003 and $93,131 for the six months ended June 30, 2003 and $45,740 for the three months ended June 30, 2002 and $91,988 for the six months ended June 30, 2002. The future estimated amortization expense for licensed technology rights is as follows:

For the year ended December 31
2003	92,369
2004	185,500
2005	185,500
2006	185,500
Thereafter	2,700,677

Total	$3,349,546

NOTE F – SEGMENT INFORMATION

The Company manages and evaluates its operations in two reportable business segments: Scrubgrass project and Microgy. Other denotes corporate items that are not directly related to either operating entity. These segments have been evaluated separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those business technologies. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION	Scrubgrass Project	Microgy	Other	Consolidated
Six Months Ended June 30, 2003
Power generation revenues	27,089,093	—	—	27,089,093
Pre-tax income	2,022,164	(805,865)	(317,763)	898,536
Identifiable Assets	85,400,618	8,313,998	753,648	94,468,264

Six Months Ended June 30, 2002
Power generation revenues	26,090,461	—	—	26,090,461
Pre-tax income	1,910,708	(547,173)	(1,033,141)	330,394
Identifiable Assets	78,743,029	9,044,028	953,723	88,740,780

Three Months Ended June 30, 2003
Power generation revenues	12,553,759	—	—	12,553,759
Pre-tax income	(978,092)	(338,894)	(179,203)	(1,496,189)
Identifiable Assets	85,400,618	8,313,998	753,648	94,468,264

Three Months Ended June 30, 2002
Power generation revenues	11,977,205	—	—	11,977,205
Pre-tax income	(2,232,549)	(216,010)	(398,696)	(2,847,256)
Identifiable Assets	78,743,029	9,044,028	953,723	88,740,780

NOTE G – SUBSEQUENT EVENTS

In July 2003, the Company completed a private placement of 3,975,000 shares of its common stock for aggregate gross proceeds of $718,000 bringing our total outstanding shares to 25,766,279.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer, owner and operator of non commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. Since 1994, we have owned a 22-year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. This leasehold interest is held by our subsidiary, Buzzard Power Corporation, which we refer to as Buzzard. Scrubgrass sells electricity to Pennsylvania Electric Company, referred to as Penelec, under a 25-year power sales agreement.

We are continuing to pursue either the potential sale of Buzzard or monetization of our future expected cash flows. Any such transaction could generate cash to support operations, pay certain liabilities and provide working capital, including to help fund development of our Microgy business. We cannot assure you that such efforts will result in a transaction on terms acceptable to us.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., referred to as Microgy, a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel the generation of electricity. Microgy’s technology is expected to provide individual farms or groups of farms, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies have promulgated and may in the future promulgate regulations that require or will require CAFOs to implement changes to their current waste management practices. We expect that Microgy’s technology may offer an attractive means of helping CAFOs cope with these requirements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the Company’s results of operations for the three and six months ended June 30, 2003 with the results of operations for the three and six months ended June 30, 2002. Unless otherwise indicated, all references to 2003 pertain to the six months ended June 30, 2003 and all references to 2002 pertain to the six months ended June 30, 2002. Historical results and trends that might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as defined by the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results and events to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Results of Operations

Net income increased to $347,509, or $0.02 per common share, for the six months ended June 30, 2003 from $24,143, or $0.00 per common share, for the six months ended June 30, 2002. The increase in net income was primarily attributable to a decrease in lease expenses in 2003 and an increase in power generation revenues. The effect of this change was offset in part by a decrease in sales of NOx emission credits as discussed below.

For the three months ended June 30, 2003, our net loss was $801,958 compared to a net loss of $1,742,507 for the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in lease expenses in the three months ended June 30, 2003.

The reasons for the changes in our net income (loss) are discussed in more detail in the following paragraphs.

Power generation revenues, all attributable to Scrubgrass, increased to $27,089,093 for the six months ended June 30, 2003 from $26,090,461 for the six months ended June 30, 2002. The increase in power generation revenues was primarily attributable to a 5% increase in rates billed to Penelec under the terms of the power sales agreement. Similarly, power generation revenues increased to $12,553,759 for the three months ended June 30, 2003 from $11,977,205 the three months ended June 30, 2002. The plant operated at 88.7% capacity for the six months ended June 30, 2003 and at 86.6% for the six months ended June 30, 2002.

Total cost and expenses decreased 7% to $26,312,427 for the six months ended June 30, 2003 from $28,296,802 for the six months ended June 30, 2002. This decrease is primarily attributable to a 26% decrease in lease expense to $9,683,421 for 2003 from $13,075,057 for 2002. The decrease in lease expense was partially offset by an 8% increase in operating expenses to $13,648,725 from $12,614,544 and a 17% increase in general and administrative expenses to $2,732,801 from $2,334,541 for the six months ended June 30, 2003 and June 30, 2002, respectively. The increase in general and administrative expenses both for the six months and three months ended June 30, 2003 are primarily attributable to our investments implementing the Microgy business plan. For the three months ended June 30, 2003, total costs and expenses decreased 5% to $14,113,593 from $14,874,839 for the three months ended June 30, 2002. This decrease was attributable to decreases in lease expenses to $4,643,469 from $6,291,677 for the three months ended June 30, 2003 and June 30, 2002, respectively. These decreases were offset by increases in both operating and general and administrative expenses to $8,058,879 and $1,287,695, respectively, for the three months ended June 30, 2003, from $7,469,811 and $976,662, respectively for the three months ended June 30, 2002.

The increase in operating expenses was primarily due to:

•	higher fuel expense from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation;

•	higher fuel expense from an increase in facility output;

•	changes in the fuel mix; and

•	an increase in the routine maintenance expense.

The increase in general and administrative expenses was primarily due to:

•	significant expenses related to the Microgy business development, and strategic planning; and

•	increases in our staff for planned business expansion.

Other income decreased to $121,869 for the six months ended June 30, 2003 as compared to $2,536,735 for the six months ended June 30, 2002. The decrease in other income is a result of no sales of NOx emission credits for the six months ended June 30, 2003 as compared to sales of $2,428,200 for the six months ended June 30, 2002. The 2002 sales represent NOx emission credits for the ozone seasons in 2003 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx emission credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx emission credits in 2002. For the three months ended June 30, 2003, other income increased to $63,645 from $50,378 for the three months ended June 30, 2002. This increase is attributable to decreases in interest expense to $22,062 from $40,062 for the three months ended June 30, 2003 and June 30, 2002, respectively.

Income tax expense increased to $551,026 from $306,251 for the six months ended June 30, 2003 and June 30, 2002, respectively. The effective income tax rate decreased to 61% from 93% for the same periods. This decrease is primarily attributable to a decrease in our estimate of state tax expense. For the three months ended June 30, 2003, the income tax benefit decreased to $694,231 from $1,104,749 for the three months ended June 30, 2002. The decrease is primarily attributable to decreases in lease expenses which resulted in increased pre-tax earnings.

Earnings per common share increased to $0.02 per common share from $0.00 per common share for the six months ended June 30, 2003 and June 30, 2002, respectively. This increase is attributable to the increase in net income and is offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in a 2002 private placement. Earnings per common share improved to a loss of $0.04 per common share from a loss of $0.09 per common share for the three months ended June 30, 2003 and June 30, 2002, respectively.

2003 Outlook

The following forward-looking information concerning our results of operations for 2003 is being compared to our historical results of operations for 2002 and does not take into account the effect of a potential sale of Buzzard or monetization of Buzzard’s future cash flows, further discussed below under the heading “Cash Flow Outlook”.

As discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 under the heading “Cash Flow Outlook”, the payment terms of our power sales agreement with Penelec were extended in June 2003 pursuant to the terms of the agreement. We are negotiating an agreement with Penelec whereby Scrubgrass would pay a fee to keep the payment terms at 23 days; such an agreement would need to be approved by the agent bank and the project participants. However, if this agreement is not executed, the change in payment terms will negatively effect our working capital position unless we make other working capital arrangements. See the discussion under the heading “Cash Flow Outlook” below.

We expect power generation revenues to increase in 2003 primarily due to a 5% increase in rates billed to Penelec under the power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement.

We expect our operating expenses to increase slightly in 2003 primarily due to:

•	an escalation in rates for fuel-related handling and transportation costs;

•	changes in the scope of planned maintenance procedures and facility modifications;

•	an escalation in operator fees under the terms of the operations and maintenance agreement related to Scrubgrass; and

•	efforts to grow our Microgy business.

We expect lease expenses to increase in 2003 primarily because we have scheduled increases in bond principal payments.

However, these increases may be partially offset because:

•	we expect lower outstanding balances for term loans to decrease Buzzard’s interest costs that would be billed to us under the terms of the Scrubgrass lease;

•	we expect the lessor to bill us lower scheduled base equity rents pursuant to the terms of the Scrubgrass lease; and

•	we expect to experience a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

We expect general and administrative expenses to increase slightly during 2003 primarily because we expect:

•	to make changes in our work force as we further implement our Microgy business plan including adding marketing, sales, engineering, accounting and finance personnel;

•	to continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and

•	to incur increases in numerous corporate expenses like insurance, office supplies, rent, legal, and travel due to business expansion efforts.

We expect other income to decrease in 2003. During 2002, we reported sales of NOx emission credits of approximately $2.4 million. We do not anticipate the sale of additional NOx emission credits in 2003.

In July 2003, the Company completed a private placement of 3,975,000 shares of its common stock for aggregate gross proceeds of $718,000 bringing our total outstanding shares to 25,766,279.

Liquidity and Capital Resources

Operating Activities

For the six months ending June 30, 2003 and 2002, cash provided by operating activities decreased to $180,161 from $1,882,987. During these periods, our only source of cash was cash flow generated by Scrubgrass.

We reported net earnings of $347,509 for the six months ended June 30, 2003 that contributed significantly to the cash provided by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income for the six months ended June 30, 2003 to our net cash provided by operating activities:

Depreciation and amortization for the six months ending June 30, 2003 was $247,480. This included $93,131 from technology rights, $74,502 from lease rights, $17,820 from refinancing cost and $62,027 from property, plant and equipment.

Our deferred gain, net, amounted to $4,009,339 as of June 30, 2003 as compared to $4,163,544 as of December 31, 2002. The decline of $154,206 is due to the amortization of the deferred gain related to the

Scrubgrass Project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

The decrease in cash provided by operations is primarily attributable to a 16% decrease in accounts payable and accrued expenses to $8,080,151 for June 30, 2003 from $9,650,092 for December 31, 2002. The decrease in accounts payable was primarily due to a lower additional rent accrual and to a decrease in amounts due to certain fuel sites.

The effect of the above uses of cash was partially offset by a decrease in receivables from utility to $6,810,576 on June 30, 2003 from $7,973,723 on December 31, 2002.

Investing Activities

Our cash used in investing activities was $781,243 and $1,375,947 for the periods ending June 30, 2003 and 2002, respectively. Our investing activities were concentrated primarily in the following areas:

Restricted cash—Our restricted cash balance increased by $779,493. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment—There were $1,750 in plant and equipment expenditures for the six months ended June 30, 2003 compared to $802,270 for the six months ended June 30, 2002.

Project development activities—We expect to begin development and construction of facilities using Microgy’s licensed technology during 2003. To the extent we are the owner of these facilities, we will require additional financing to complete the development and construction of any such facilities.

Financing Activities

Our cash used in financing activities was $23,773 for 2003 compared to $96,002 for 2002. We offer the following information concerning the financing activities for our business:

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

Working Capital Loan for Scrubgrass—Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,121,394 as of June 30, 2003 and $517,112 as of December 31, 2002 consolidated on the Balance Sheet under Other Current Liabilities. Under the existing terms of this loan, we are required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have satisfied the pay down requirement for this loan for 2003.

Financing Additional Working Capital for Scrubgrass—PG&E National Energy Group, referred to as NEG, is not only a project participant in Scrubgrass but is also the manager of the project with sole responsibility and authority for discussions with project lenders. As of the quarter ending September 30, 2002, NEG’s credit rating was downgraded by the rating agencies and NEG filed for bankruptcy protection in the quarter ending June 30, 2003. Although this has delayed our attempts to monetize or sell our interest in Buzzard, we do not anticipate any long term negative effects on our Buzzard operations. We also believe this has made working capital loan refinancing more difficult, even though the debt is recourse only to the Scrubgrass project. NEG continues to address the financing matter regarding Buzzard’s expected requirement for additional working capital beginning in June 2003, when Penelec’s contracted payment terms will be extended by 24 business days. NEG is in discussions with Penelec regarding paying a fee or providing other consideration to them rather than extending the payment terms. The project lender recently approved an extension of the existing $4 million working capital loan facility until 2006. See the discussion under the heading “Cash Flow Outlook” for further discussion of expected cash flows.

Scrubgrass Debt Obligations—Buzzard and the lessor of Scrubgrass have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of June 30, 2003 and December 31, 2002:

Description of the Obligation	Balance at June 30, 2003	Balance at December 31, 2002	Interest Rate	Matures
Buzzard’s lease obligations:
Variable rate tax-exempt bonds	$135,600,000	$135,600,000	Quoted Bond Rates	2012
Swap rate term loan	7,505,165	8,700,913	7.6725%	2005
Variable rate term loan	4,268,426	7,089,016	LIBOR + 1.250%	2004

Buzzard’s debt obligations:
Variable rate term loan	504,236	837,437	LIBOR + 1.250%	2004
Working capital loan	1,121,394	517,112	LIBOR + 1.250%	2008

Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers—We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option exercises that amounted to $645,948 as of June 30, 2003 and December 31, 2002. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly.

Dividends—Buzzard paid dividends of $1,250 this quarter to its preferred stockholder.

Sunnyside Contingent Obligations—Because the terms of our 2001 settlement agreement represented a substantial compromise of our previous claims against the purchasers of our former Sunnyside facility, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded in our consolidated financial statements.

Cash Flow Outlook

During 2003, we expect to fund our business activities principally from available cash balances, investment earnings, cash which may become available from Scrubgrass, expanding working capital resources, the sale of assets or a subsidiary and/or additional debt or equity funding.

We are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in 2003 are expected to be sufficient to satisfy all of these restrictions and provide us with continuing distributions.

On June 30, 2003, our unrestricted cash balance was $109,888 as compared to $734,743 as of December 31, 2002. On June 30, 2003, our restricted cash balance was $1,924,194 as compared to $1,144,701 as of December 31, 2002. As discussed above, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the six months ended June 30, 2003, we received distributions of $1,710,000 from Scrubgrass, which is less than our distributions of $ 3,776,536 during the same period in 2002. The decrease in distributions in the first quarter of 2003 is a result of not receiving proceeds of $2,428,200 from the sale of NOx emissions credits that occurred in the first quarter 2002. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last three years. Because Scrubgrass is leveraged with variable rate debt, the recent trend of low interest rates, the 2002 sale of NOx emission credits and favorable operations has allowed Scrubgrass to generate unprecedented cash flows from its operations. Assuming the continuing trends of favorable operations during 2003, we anticipate record power revenues from Scrubgrass in 2003.

However, the extended Penelec payment terms, unless adjusted, are likely to result in a significantly longer period during 2003 than in prior years when Buzzard will not receive any distributions from the Scrubgrass project. Accordingly, in the event no additional credit accommodation is arranged for the increased working capital requirements at the Scrubgrass plant, our cash flow from Scrubgrass operations for 2003 will not be sufficient to fund:

•	EPC’s historic corporate overhead requirements;

•	Taxes;

•	Continued implementation of the Microgy business plan; and

•	Repayment of the Alco loan to the extent the loan is not extended, refinanced or replaced.

Even if additional working capital is arranged, without additional placement of debt or equity, or the sale of Buzzard or monetization of Buzzard’s future cash flows, EPC would need to extend the payment terms of certain liabilities. Furthermore, we will be restricted in our ability to develop Microgy without additional funding.

We continue to seek additional debt or equity financing for our business. Additionally, we are pursuing and have received offers concerning the potential sale or monetization of the future cash flows of our subsidiary Buzzard. Such a sale or monetization of cash flows, if consummated based on acceptable terms and conditions, would generate sufficient cash to fund all currently estimated EPC expenses for the remainder of 2003, including EPC corporate overhead, EPC corporate obligations including the repayment of the Alco loan, and taxes and provide some working capital to continue to fund the development of our Microgy business. If we sold or otherwise monetized Buzzard we would then no longer be entitled to cash flows from the Scrubgrass project for some or all of the foreseeable future. We would however decrease the impact of uncertainties relating to scheduled changes in Penelec’s payment terms, working capital financing involving the Scrubgrass project, the bankruptcy by NEG and changes in power rates paid by Penelec beginning in 2005, all of which could adversely affect Buzzard’s cash flows. We cannot, however, assure you that we will successfully negotiate and conclude a financing or sale transaction on acceptable terms.

During 2003, subject to the financing constraints described above, Microgy plans to commence the development, construction and sale of projects based upon its anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own some or even a majority of the projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Additional, debt or equity raised by EPC will strengthen our balance sheet resulting in a stronger cash position; this will provide us with the ability to support Microgy project development with equity or other resources, when needed. We cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner.

During 2003, we completed a revised licensing agreement between Microgy and Danish Biogas A/S, the licensor of the anaerobic digestion technology used by Microgy. This revision includes a change in the terms of payment and in the services that will be provided under the agreement. These changes will not materially affect the business prospects of Microgy.

In July 2003, the Company completed a private placement of 3,975,000 shares of its common stock for aggregate gross proceeds of $718,000. These funds have been used as working capital to finance ongoing operations and the development of our Microgy subsidiary.

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

Microgy had accumulated losses due primarily to expenses of business development of approximately $4,900,000 through June 30, 2003. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

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

If we are unable to obtain needed financing for Microgy’s anaerobic digestion bioenergy projects, the value of our Microgy investment may be reduced significantly.

We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our anaerobic digestion bioenergy projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific project or projects and other factors, including their assessment of our ability to successfully construct and manage the project.

Microgy’s technologies could become obsolete before commercial deployment, reducing the value of your investment in our common stock.

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

The Scrubgrass Project generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, approved by the Pennsylvania Public Utility Commission. For years 2005 through 2012, the agreement provides for a rate determined based on a scheduled rate adjusted for actual inflation during prior contract years compared to the automatic 5% adjustment in such prior years. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, the existence of inflation less than 5% in years prior to 2005 will negatively impact our revenue. Low wholesale energy rates during the later years of the power purchase agreement would negatively impact our profitability and could affect our financial position.

Payment terms on our Scrubgrass Project have changed in 2003 and, if our working capital is not increased to satisfy the change, our cash available for other uses will be significantly limited.

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

If we are unable to obtain sufficient waste resources for our Microgy renewable energy technologies will not likely operate profitably.

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

We do not have experience in handling or disposing of the wastes that will be produced by our anaerobic digester facilities. Handling and disposing of such wastes could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and co-products, all of which could harm our financial condition.

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

Short-term investments—We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of three months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt—We have borrowings that bear interest at variable rates that are based on the London Interbank Offering Rate. We monitor market conditions for interest rates.

Lease Expense—As a lease cost of the Scrubgrass project, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted short term bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of June 30, 2003, the aggregate outstanding balance of our variable rate debt obligations was $1,625,631 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $139,868,426. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in annual interest expense of $16,256 and lease expense of $1,398,684. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 4. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Unregistered Sales of Equity Securities

In July 2003, we undertook a private placement of shares of our Common Stock pursuant to subscriptions by a total of 15 investors. We issued an aggregate of 3,975,000 shares of our Common Stock for aggregate proceeds of $718,000 on various dates commencing on July 1, 2003 and ending on August 4, 2003. The investors were comprised solely of individuals who qualified as “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof or Rule 506 of Regulation D. A Notice on Form D with respect to the offering was timely filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	D

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	D

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	D

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	D

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Filed herewith.

(b)	Reports on Form 8-K

(i)	Current Report on Form 8-K, dated June 2, 2003, as amended by a Current Report on Form 8-K/A filed on June 10, 2003, reporting pursuant to Item 5 (Other Events) that the Registrant had consummated a holding company reorganization.

(ii)	Current Report on Form 8-K, dated June 25, 2003, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Registrant had issued a press release announcing that it had been named as 14th among New Hampshire’s top 100 public companies for 2003 by the June issue of Business NH Magazine.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 13, 2003	/s/ R. JEFFREY MACARTNEY
R. Jeffrey Macartney Treasurer and Chief Financial Officer (principal accounting officer and authorized officer)