Form 10-Q/A
period 2003-06-30
ENVIRONMENTAL POWER CORP
filed 2003-08-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “10-Q”) is being filed to correct (i) the Registrant’s Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002 included in Part I., Item 1 and appearing on page 4 of the 10-Q (the “Statement of Operations”), (ii) Note C- Earnings Per Common Share, included in Part 1., Item 1 and appearing on pages 6 and 7 of the 10-Q (“Note C”) and (iii) Note D – Stock Options, included in Part 1., Item 1 and appearing on pages 7 and 8 of the 10-Q (“Note D”). The Registrant does not believe any of these corrections to be material.

PART I. – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

The Statement of Operations is amended and restated in its entirety as follows:

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited) for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
POWER GENERATION REVENUES	$12,553,759	$11,977,205	$27,089,093	$26,090,461

COSTS AND EXPENSES:
Operating expenses	8,058,879	7,469,811	13,648,725	12,614,544
Lease expenses	4,643,469	6,291,677	9,683,421	13,075,057
General and administrative	1,287,695	976,662	2,732,801	2,334,541
Depreciation and amortization	123,550	136,689	247,480	272,660

	14,113,593	14,874,839	26,312,427	28,296,802

OPERATING INCOME (LOSS)	(1,559,834)	(2,897,634)	776,666	(2,206,341)

OTHER INCOME (EXPENSE):
Interest income	4,816	12,479	7,202	22,032
Interest expense	(22,062)	(40,062)	(47,424)	(70,561)
Amortization of deferred gain	77,103	77,102	154,206	154,205
Other Income	3,788		7,885
Other Income	—		—
Sales of NOx emission credits	—	—	—	2,428,200
Settlement of Sunnyside litigation	—	859	—	2,859

	63,645	50,378	121,869	2,536,735

INCOME (LOSS) BEFORE INCOME TAXES	(1,496,189)	(2,847,256)	898,535	330,394
INCOME TAX EXPENSE (BENEFIT)	(694,231)	(1,104,749)	551,026	306,251

NET INCOME	(801,958)	(1,742,507)	347,509	24,143
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,791,279	20,038,591	21,802,808	20,144,423
Diluted	21,791,279	20,038,591	21,854,584	20,216,663
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.04)	$(0.09)	$0.02	$0.00
Diluted	$(0.04)	$(0.09)	$0.02	$0.00

See Notes to Condensed Consolidated Financial Statements.

Note C and Note D are each amended and restated in their entirety as follows:

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

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
Three Months Ended June 30, 2003
Loss available to shareholders	$(801,958)	21,791,279	$(0.04)
Effect of dividends to preferred stockholders	(1,250)

Basic EPS – loss available to common shareholders	$(803,208)	21,791,279	$(0.04)

Diluted EPS – loss available to common shareholders	$(803,208)	21,791,279	$(0.04)

Three Months Ended June 30, 2002
Loss available to shareholders	$(1,742,507)	20,038,591	$(0.09)
Effect of dividends to preferred stockholders	(1,250)

Basic EPS – loss available to common shareholders	$(1,743,757)	20,038,591	$(0.09)

Diluted EPS – loss available to common shareholders	$(1,743,757)	20,038,591	$(0.09)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amounts
Six Months Ended June 30, 2003
Income available to shareholders	$347,509	21,802,808	$0.02
Effect of dividends to preferred stockholders	(2,500)

Basic EPS – income available to common shareholders	$345,009	21,802,808	$0.02
Assumed exercise of dilutive stock options		51,776

Diluted EPS – income available to common shareholders	$345,009	21,854,584	$0.02

Six Months Ended June 30, 2002
Income available to shareholders	$24,143	20,144,423	$0.00
Effect of dividends to preferred stockholders	(2,500)

Basic EPS – income available to common shareholders	$21,643	20,144,423	$0.00
Assumed exercise of dilutive stock options		72,240

Diluted EPS – income available to common shareholders	$21,643	20,216,663	$0.00

2

NOTE D — STOCK OPTIONS

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

During the three and six months ending June 30, 2003, we issued options to acquire 150,000 shares of Common Stock to non-employee directors in respect of their service on the Company’s board of directors.

Using the fair value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income (loss) and earnings per share would be as follows:

	Six Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fair Market Per Share	$0.20	$0.41	$0.20	$0.41
Assumptions
Risk-free rate of return	3.43%	4.70%	3.43%	4.70%
Volatility	91.18%	81.82%	91.18%	81.82%
Expected Annual Dividend Yield	0%	0%	0%	0%
Option Life	10.00	8.33	10.00	8.33

Compensation expense under the intrinsic value method	$—	$—	$—	$—
Net Income available to common shareholders	347,509	21,643	(801,958)	(1,743,757)
Compensation Expense under SFAS 123, net of taxes	26,008	22,971	13,034	12,598

Net Income (Loss) available to common shareholders under SFAS 123	321,501	(1,328)	(814,992)	(1,756,355)

Basic EPS, as reported	$0.02	$0.00	$(0.04)	$(0.09)
Basic EPS, under SFAS 123	$0.02	$0.00	$(0.04)	$(0.09)
Diluted EPS, as reported	$0.01	$(0.00)	$(0.04)	$(0.09)
Dilted EPS, under SFAS 123	$0.01	$(0.00)	$(0.04)	$(0.09)

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 14, 2003

/s/ R. JEFFREY MACARTNEY
R. Jeffrey Macartney Treasurer and Chief Financial Officer (principal accounting officer and authorized officer)

4