Form 10-Q
period 2003-09-30
ENVIRONMENTAL POWER CORP
filed 2003-11-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-15472

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Number of shares of Common Stock outstanding

at September 30, 2003         26,294,635 shares

The Exhibit Index appears on Page 22

Total number of pages is 29.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) & December 31, 2002

	September 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,353,945	734,743
Restricted cash	1,927,116	1,144,701
Receivable from utility	10,634,352	7,973,723
Other current assets	1,069,360	926,577

TOTAL CURRENT ASSETS	15,984,773	10,779,744

PROPERTY, PLANT AND EQUIPMENT, NET	466,527	552,607
LEASE RIGHTS, NET	1,900,746	2,012,499
ACCRUED POWER GENERATION REVENUES	74,034,292	70,192,993
GOODWILL	4,912,866	4,912,866
UNRECOGNIZED PRIOR PENSION SERVICE COST	641,885	641,885
LICENSED TECHNOLOGY RIGHTS, NET	3,303,171	3,442,677
OTHER ASSETS	396,099	422,628

TOTAL ASSETS	101,640,359	92,957,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	8,448,198	9,650,092
Secured promissory note payable to related party	—	750,000
Working capital loan	3,347,545	965,014

TOTAL CURRENT LIABILITIES	11,795,743	11,365,106

DEFERRED GAIN, NET	3,932,236	4,163,544

SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS	4,728,065	972,565

DEFERRED INCOME TAX LIABILITY	156,897	78,071
ACCRUED LEASE EXPENSES	74,034,292	70,192,993

TOTAL LIABILITIES	94,647,233	86,772,279

SHAREHOLDERS’ EQUITY:

Preferred Stock ($.01 par value; 2,000,000 shares authorized, no shares issued)	—	—
Preferred Stock (no par value, 10 shares authorized; 10 shares issued as of September 30, 2003 and December 31, 2002, respectively)	100	100
Common Stock ($.01 par value; 50,000,000 shares authorized; 26,913,649 and 22,410,293 issued; and 26,294,635 and 21,852,059 outstanding as of September 30, 2003 and December 31, 2002, respectively)	263,853	224,103
Additional paid-in capital	8,859,263	7,669,351
Accumulated deficit	(785,890)	(385,007)
Accumulated other comprehensive loss	(312,850)	(312,850)

	8,024,476	7,195,697

Treasury stock (619,014 and 558,234 common shares, at cost, as of September 30, 2003 and December 31, 2002, respectively)	(385,402)	(364,129)

Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	6,993,126	6,185,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	101,640,359	92,957,899

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
POWER GENERATION REVENUES	11,923,173	14,683,232	39,012,266	40,773,693

COSTS AND EXPENSES:
Operating expenses	6,020,393	5,564,303	19,669,118	18,178,847
Lease expenses	4,755,927	5,332,121	14,439,348	18,407,178
General and administrative	2,220,126	1,774,198	4,952,927	4,108,740
Depreciation and amortization	123,857	136,719	371,337	409,379

	13,120,303	12,807,341	39,432,730	41,104,144

OPERATING (LOSS) INCOME	(1,197,130)	1,875,891	(420,464)	(330,451)

OTHER INCOME (EXPENSE):
Interest income	14,263	12,350	21,465	34,382
Interest expense	(89,043)	(41,355)	(136,467)	(111,916)
Amortization of deferred gain	77,102	77,103	231,308	231,308
Other income (expense)	(6,265)	—	1,620	2,859
Sales of NOx emission credits	—	—	—	2,428,200

	(3,943)	48,098	117,926	2,584,833

(LOSS) INCOME BEFORE INCOME TAXES	(1,201,073)	1,923,989	(302,538)	2,254,382

INCOME TAX (BENEFIT) EXPENSE	(452,681)	1,048,150	98,345	1,354,401

NET (LOSS) INCOME	(748,392)	875,839	(400,883)	899,981

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,373,575	20,600,872	$22,669,147	20,298,245
Diluted	24,373,575	20,707,675	$22,669,147	20,382,005

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.03)	$0.04	$(0.02)	$0.04
Diluted	$(0.03)	$0.04	$(0.02)	$0.04

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and September 30, 2002

	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(400,883)	899,981
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	371,337	409,379
Deferred income taxes	78,826	38,160
Amortization of deferred gain	(231,308)	(231,308)
Non-cash and stock based compensation expense	515,410	49,706
Accrued power generation revenues	(3,841,299)	(4,907,996)
Accrued lease expenses	3,841,299	4,907,996
Changes in operating assets and liabilities:
Increase in receivable from utility	(2,660,629)	(714,220)
Increase in other current assets	(142,783)	(113,593)
(Decrease) increase in other assets	(198)	107,244
Decrease in accounts payable and accrued expenses	(1,201,894)	(1,669,119)

Net cash used for operating activities	(3,672,122)	(1,223,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(782,415)	90,738
Property, plant and equipment expenditures	(7,269)	(393,967)

Net cash used for investing activities	(789,684)	(303,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments	(3,750)	(3,750)
Private placement of common stock	718,000	780,000
Borrowings under secured promissory note payable	3,755,500	—
Repurchase of treasury stock	(21,273)	182,545
Repayment of secured promissory note payable to related party	(750,000)	(37,319)
Net borrowings under working capital loan	2,382,531	734,152

Net cash provided by financing activities	6,081,008	1,655,628

INCREASE IN CASH AND CASH EQUIVALENTS	1,619,202	128,629

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,743	468,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	2,353,945	596,900

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B – HOLDING COMPANY REORGANIZATION

Prior to June 2, 2003, Environmental Power Corporation was a Delaware corporation formed in 1986 and consisted of two main subsidiaries, Buzzard Power Corporation and Microgy Cogeneration Systems. EPC was incorporated in Delaware on May 30, 2003 under the name “EPC Holdings 1, Inc.” (“EPC Holdings”). Effective on June 2, 2003, EPC Holdings consummated a holding company reorganization, whereby it became the parent holding company of Environmental Power Corporation. The holding company reorganization was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among EPC Holdings, Environmental Power Corporation and EPC Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of EPC (“Merger Sub”). The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Environmental Power Corporation, with Environmental Power Corporation as the surviving corporation (the “Merger”). Pursuant to Section 251(g) of the Delaware General Corporation Law, the approval of the Merger by the stockholders of Environmental Power Corporation was not required. As a result of the Merger, Environmental Power Corporation became a direct, wholly-owned subsidiary of EPC Holdings, and each share of Common Stock, par value $0.01 per share, of Environmental Power Corporation issued and outstanding was converted into one share of Common Stock, par value $0.01 per share, of EPC Holdings. In connection with the Merger, EPC Holdings was renamed “Environmental Power Corporation” and Environmental Power Corporation was renamed “EPC Corporation.” The conversion of shares of common stock in the Merger occurred without an exchange of certificates. Accordingly, certificates formerly representing shares of outstanding common stock of EPC are deemed to represent the same number of shares of common stock of EPC Holdings. The change to the holding company structure was tax free for federal income tax purposes for stockholders. This reorganization was done to allow us to manage our organization more effectively and to enjoy greater flexibility with respect to future operational and financing activities.

NOTE C — EARNINGS (LOSS) PER COMMON SHARE

We compute basic earnings (loss) per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings (loss) per common share using the treasury stock method in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude antidilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Three Months Ended September 30, 2003
Loss available to shareholders	$(748,392)	24,373,575	$(0.03)
Effect of dividends to preferred stockholders	(1,250)

Basic EPS - Loss available to shareholders	$(749,642)	24,373,575	$(0.03)
Assumed exercise of dilutive stock options		0

Diluted EPS - Loss available to shareholders	$(749,642)	24,373,575	$(0.03)

Three Months Ended September 30, 2002
Income available to shareholders	$875,839	20,600,872	$0.04
Effect of dividends to preferred stockholders	(1,250)

Basic EPS - Income available to shareholders	$874,589	20,600,872	$0.04
Assumed exercise of dilutive stock options		106,803

Diluted EPS - Income available to shareholders	$874,589	20,707,675	$0.04

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Nine Months Ended September 30, 2003
Loss available to shareholders	$(400,883)	22,669,147	$(0.02)
Effect of dividends to preferred stockholders	(3,750)

Basic EPS - Loss available to shareholders	$(404,633)	22,669,147	$(0.02)
Assumed exercise of dilutive stock options		0

Diluted EPS - Loss available to shareholders	$(404,633)	22,669,147	$(0.02)

Nine Months Ended September 30, 2002
Income available to shareholders	$899,981	20,298,245	$0.04
Effect of dividends to preferred stockholders	(3,750)

Basic EPS - Income available to shareholders	$896,231	20,298,245	$0.04
Assumed exercise of dilutive stock options		83,760

Diluted EPS - Income available to shareholders	$896,231	20,382,005	$0.04

NOTE D—STOCK OPTIONS

The Company has elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its condensed consolidated statements of operations. The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

During the three months ending September 30, 2003, we issued 350,000 options under the 2002 Director Option Plan, 900,000 options under the 2001 Stock Incentive Plan, and 5,000,000 options outside of any plan. During the nine months ending September 30, 2003, we issued 400,000 options under the 2002 Director Option Plan, 900,000 options under the 2001 Stock Incentive Plan, and 5,100,000 options outside of any plan, respectively.

Using the fair value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income (loss) and earnings (loss) per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Fair Market Per Share	$0.19	$0.33	$0.19	$0.33

Assumptions
Risk-free rate of return	4.04%	4.39%	4.04%	4.39%
Volatility	118.80%	81.83%	118.80%	81.83%
Expected Annual Dividend Yield	0%	0%	0%	0%
Option Life	10.00	8.75	10.00	8.75

Compensation expense under the intrinsic value method	$486,410	$—	$515,410	$—
Net Income (Loss) available to common shareholders	(749,642)	874,589	(404,633)	896,231

Additional Compensation Expense under SFAS 123, net of taxes	—	13,462	3,505	31,738

Net (Loss) Income available to common shareholders under SFAS 123	(749,642)	861,127	(408,138)	864,493

Basic EPS, as reported	$(0.03)	$0.04	$(0.02)	$0.04
Basic EPS, under SFAS 123	$(0.03)	$0.04	$(0.02)	$0.04
Diluted EPS, as reported	$(0.03)	$0.04	$(0.02)	$0.04
Dilted EPS, under SFAS 123	$(0.03)	$0.04	$(0.02)	$0.04

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

Accumulated amortization of licensed technology rights was $406,829 as of September 30, 2003 and $267,323 as of December 31, 2002. Amortization expense for licensed technology rights was $46,375 for the three months ended September 30, 2003 and $139,506 for the nine months ended September 30, 2003 and $46,756 for the three months ended September 30, 2002 and $138,744 for the nine months ended September 30, 2002. The future estimated amortization expense for licensed technology rights is as follows:

For the year ended December 31

2003	$46,375
2004	185,500
2005	185,500
2006	185,500
Thereafter	2,700,296

Total	$3,303,171

NOTE F – SEGMENT INFORMATION

We manage and evaluate our operations in two reportable business segments: the Scrubgrass project and Microgy. “All Other Segments” is comprised of corporate items that are not directly tied to either operating entity. These segments have been classified separately because of the different technologies used in the generation of energy and the future growth prospects of the businesses. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Scrubgrass Project	Microgy	All Other Segments	Consolidated
Three Months Ended September 30, 2003
Power generation revenues	11,923,173	—	—	11,923,173
Pre-tax (loss)	(46,190)	(427,720)	(727,163)	(1,201,073)
Identifiable Assets	90,339,682	8,627,094	2,673,583	101,640,359

Three Months Ended September 30, 2002
Power generation revenues	14,683,232	—	—	14,683,232
Pre-tax income (loss)	3,026,709	(897,902)	(204,818)	1,923,989
Identifiable Assets	82,065,756	8,494,181	657,353	91,217,290

Nine Months Ended September 30, 2003
Power generation revenues	39,012,266	—	—	39,012,266
Pre-tax income (loss)	1,975,974	(1,233,585)	(1,044,927)	(302,538)
Identifiable Assets	90,339,682	8,627,094	2,673,583	101,640,359

Nine Months Ended September 30, 2002
Power generation revenues	40,773,693	—	—	40,773,693
Pre-tax income (loss)	4,562,581	(2,039,837)	(268,362)	2,254,382
Identifiable Assets	82,065,756	8,494,181	657,353	91,217,290

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer, owner and operator of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. Since 1994, we have owned a 22-year leasehold interest in an approximately 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as Scrubgrass. This leasehold interest is held by our subsidiary, Buzzard Power Corporation, which we refer to as Buzzard. Scrubgrass sells electricity to Pennsylvania Electric Company, referred to as Penelec, under a 25-year power sales agreement.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., referred to as Microgy, a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel the generation of electricity. Microgy’s technology is expected to provide renewable energy as well as to provide individual farms or groups of farms with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies have promulgated and may in the future promulgate regulations that require or will require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We expect that Microgy’s technology may offer an attractive means of helping CAFOs cope with these requirements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the Company’s results of operations for the three and nine months ended September 30, 2003 with the results of operations for the three and nine months ended September 30, 2002. Unless otherwise indicated, all references to 2003 pertain to the nine months ended September 30, 2003 and all references to 2002 pertain to the nine months ended September 30, 2002. Historical results and trends that might appear should not be taken as indicative of future operations.

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

Results of Operations

For the nine months ended September 30, 2003, we had a loss of $400,883, or $0.02 per common share, compared to a profit of $899,981, or $0.04 per common share, for the nine months ended September 30, 2002. For the three months ended September 30, 2003, our net loss was $748,392, compared to net income of $875,839 for the three months ended September 30, 2002. The decrease in net income was primarily attributable to an unexpected shut down of the Scrubgrass plant in August 2003 caused by a blown transformer resulting from a severe electrical storm. This outage reduced revenues by approximately $2,000,000 and added additional expenses of approximately $500,000. The loss in revenue was partially offset by decreased fuel costs. Additionally, in 2002, we recorded a gain on sale for NOx emission credits of $2,428,000 whereas we did not record any such sales in 2003. These differences have been partially offset by decreases in lease expenses and higher operating revenues at Scrubgrass prior to the transformer failure.

Power generation revenues, all attributable to Scrubgrass, decreased to $39,012,266 for the nine months ended September 30, 2003 from $40,773,693 for the nine months ended September 30, 2002. Similarly, power generation revenues decreased to $11,923,173 for the three months ended September 30, 2003 from $14,683,232 the three months ended September 30, 2002. Although there was a 5% increase in rates billed to Penelec under the terms of the power sales agreement, the transformer failure in August 2003 reduced our generating capacity, which dropped to 84% from 90% year to date.

Total cost and expenses decreased 4% to $39,432,730 for the nine months ended September 30, 2003 from $41,104,144 for the nine months ended September 30, 2002. This decrease is primarily attributable to a 22% decrease in lease expense to $14,439,348 for the nine months ending September 30, 2003 from $18,407,178 for the nine months ending September 30, 2002. The decrease in lease expense was partially offset by an 8% increase in operating expenses to $19,699,118 from $18,178,847 and a 21% increase in general and administrative expenses to $4,952,927 from $4,108,740 for the nine months ended September 30, 2003 and September 30, 2002, respectively. For the three months ended September 30, 2003, total costs and expenses increased to $13,120,303 from $12,807,341 for the three months ended September 30, 2002. This increase was attributable to increases in both operating and general and administrative expenses to $6,020,393 and $2,220,126, respectively, for the three months ended September 30, 2003, from $5,564,303 and $1,774,198, respectively for the three months ended September 30, 2002. These increases were offset by a $576,194 decrease in lease expenses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

The increase in operating expenses was primarily due to:

•	higher fuel expense from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation;

•	changes in the fuel mix;

•	an increase in the routine maintenance expense; and

•	expenses related to the outage in August 2003.

The increase in general and administrative expenses was primarily due to:

•	significant expenses related to business development and strategic planning for Microgy; and

•	increases in our staff for planned business expansion.

Other income decreased to $117,926 for the nine months ended September 30, 2003, as compared to $2,584,833 for the nine months ended September 30, 2002. The decrease in other income is a result of no sales of NOx emission credits for 2003 as compared to a gain on sale of $2,428,200 for 2002. The 2002 sales represent NOx emission credits for the ozone seasons in 2003 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx emission credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx emission credits in 2002. For the three months ended September 30, 2003, we had other expense of $3,943 compared to other income of $48,098 for the three months ended September 30, 2002. This decrease is attributable to increase in interest expense to $89,043 from $41,355 for the three months ended September 30, 2003 and September 30, 2002, respectively. This increase is primarily attributable to the $55,500 interest expense related to the loan (described below) from Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P. (“ArcLight”).

Income tax expense decreased to $98,345 from $1,354,401 for the nine months ended September 30, 2003 and September 30, 2002, respectively. For the three months ended September 30, 2003, the income tax benefit increased to $452,681 from an expense of $1,048,150 for the three months ended September 30, 2002. These changes are primarily attributable to a decrease in our pre-tax earnings resulting from the Scrubgrass plant outage in August 2003.

For the nine and three months ended September 30, 2003, we had a loss per common share of $0.02 and $0.03 respectively, compared to earnings per common share of $0.04 for the nine and three months ended September 30, 2002. The outage resulting from the blown transformer at Scrubgrass caused a decrease in net income, in addition to the expenses incurred in implementing the Microgy business plan. The decrease was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in a 2003 private placement.

2003 Outlook

The following forward-looking information concerning our results of operations for 2003 is being compared to our historical results of operations for 2002.

Although the output from the Scrubgrass project has decreased in the third quarter, we expect power generation revenues to increase in 2003 primarily due to a 5% increase in rates billed to Penelec under the power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement and by a decrease in output caused by the unexpected Scrubgrass plant outage in the third quarter.

We expect our operating expenses to increase slightly in 2003 primarily due to:

•	an escalation in rates for fuel-related handling and transportation costs;

•	changes in the scope of planned maintenance procedures and facility modifications;

•	expenses related to the outage in August 2003;

•	an escalation in operator fees under the terms of the operations and maintenance agreement related to Scrubgrass; and

•	efforts to grow our Microgy business.

We expect lease expenses to have a net increase in 2003 primarily because we have scheduled increases in bond principal payments.

However, these increases may be partially offset because:

•	we expect lower outstanding balances for term loans and lower interest rates to decrease Buzzard’s interest costs that would be billed to us under the terms of the Scrubgrass lease;

•	we expect the lessor to bill us lower scheduled base equity rents pursuant to the terms of the Scrubgrass lease; and

•	we expect to experience a decrease in the lease expense recorded as a result of the straight-line accounting treatment of lease expenses under the lease agreement.

We expect general and administrative expenses to increase slightly during 2003 primarily because we expect:

•	to make changes in our work force as we further implement our Microgy business plan including adding marketing, sales, engineering, accounting and finance personnel;

•	to continue to employ consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and

•	to incur increases in numerous corporate expenses due to business expansion efforts.

We expect other income to decrease in 2003. During 2002, we reported gains on sales of NOx emission credits of approximately $2.4 million. We do not anticipate the sale of additional NOx emission credits in 2003.

Liquidity and Capital Resources

Operating Activities

For the nine months ending September 30, 2003 and 2002, cash used for operating activities increased to $3,672,122 from $1,233,770. During these periods, our only source of cash from operations was cash flow generated by Scrubgrass.

We reported a net loss of $400,883 for the nine months ended September 30, 2003. The following adjustments need to be considered in order to reconcile our net income for the period to our net cash used for operating activities:

•	Depreciation and amortization for the nine months ending September 30, 2003 was $371,337. This included $139,506 from technology rights, $111,753 from lease rights, $26,730 from refinancing costs and $93,348 from property, plant and equipment.

•	Our deferred gain, net, amounted to $3,932,236 as of September 30, 2003 as compared to $4,163,544 as of December 31, 2002. The decline of $231,308 is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

•	Net income (loss) includes the effect of non-cash stock-based compensation totaling $515,410 for the nine months ending September 30, 2003.

•	The increase in cash used for operations is primarily attributable to the increase in payment terms from Penelec. As part of our Power Purchase Agreement, the payment terms increased to 47 business days from 23 business days. This resulted in a 33% increase in receivable from utility to $10,634,352 on September 30, 2003 from $7,973,723 on December 31, 2002. Additionally, a decrease in accounts payable to $8,448,198 on September 30, 2003 from $9,650,092 on December 31, 2002 accounted for a portion of the cash used.

Investing Activities

Our cash used for investing activities was $789,684 and $303,229 for the nine months ending September 30, 2003 and 2002, respectively. Our investing activities were concentrated primarily in the following areas:

•	Restricted cash – Our restricted cash balance increased by $782,415. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

•	Property, plant and equipment – We had $7,269 in plant and equipment expenditures for the nine months ended September 30, 2003 compared to $393,967 for the nine months ended September 30, 2002.

•	Project development activities – We have begun the development of and expect to continue development and construction of facilities using Microgy’s licensed technology during 2003. To the extent we are the owner or general contractor of these facilities, we will require additional financing to complete the development and construction of any such facilities.

Financing Activities

Our cash provided by financing activities was $6,081,088 for 2003 compared to $1,655,628 for 2002. We offer the following information concerning the financing activities for our business:

Private Placement - In August 2003, the Company completed a private placement of 3,975,000 shares of its common stock for aggregate gross proceeds of $718,000.

Long Term Loan – In September 2003, we completed a transaction with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P. (“ArcLight”), for the purpose of monetizing future cash flows from our Scrubgrass Project. As a result of this transaction, EPC obtained $3,700,000 in borrowings with future distributions from Scrubgrass as collateral. Accrued interest of $55,500 was added to the outstanding balance of the loan as of September 30, 2003.

Related Party Loan – In September 2003, the $750,000 working capital loan from Alco Financial Services LLC was repaid in its entirety. Robert Weisberg, one of our directors, is the President, Director and a member of Alco.

Working Capital Loan for Scrubgrass—Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $3,347,545 as of September 30, 2003 and $517,112 as of December 31, 2002. Under the existing terms of this loan, we are required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have satisfied the pay down requirement for this loan for 2003.

Scrubgrass Debt Obligations - Buzzard and the lessor of Scrubgrass have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of September 30, 2003 and December 31, 2002:

Description of the Obligation	Balance at September 30, 2003	Balance at December 31, 2002	Interest Rate
Buzzard’s lease obligations (Maturity):
Tax-exempt bonds (2012)	$135,600,000	$135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	6,886,664	8,700,913	7.6725%
Variable rate term loan (2004)	3,687,000	7,089,016	LIBOR + 1.250%

Buzzard’s debt obligations:
Variable rate term loan (2004)	389,535	837,437	LIBOR + 1.250%
Working capital loan (2008)	3,347,545	517,112	LIBOR + 1.250%

Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option exercises that amounted to $645,948 as of September 30, 2003 and December 31, 2002. These notes, which are secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly.

Dividends – Buzzard paid dividends of $1,250 this quarter to its preferred stockholder.

Sunnyside Contingent Obligations – Because the terms of our 2001 settlement agreement represented a substantial compromise of our previous claims against the purchasers of our former Sunnyside facility, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded in our consolidated financial statements.

Cash Flow Outlook

During 2003, we expect to fund our business activities principally from available cash balances, investment earnings, cash that may become available from Scrubgrass, and/or additional debt or equity funding.

We are not able to receive distributions from Scrubgrass until all operating expenses, base lease payments, restricted cash deposits and other subordinated payments of Scrubgrass are satisfied. Nevertheless, Scrubgrass cash flows in 2003 have been sufficient to satisfy all of these restrictions and provide us with distributions amounting to $1,710,000. Future distributions will be used first to repay the ArcLight loan described above. See the risk factor entitled “We currently rely on the Scrubgrass project for all our operating revenues” under the heading “Certain Factors That May Affect Future Results,” below.

On September 30, 2003, our unrestricted cash balance was $2,353,945 as compared to $734,743 as of December 31, 2002. On September 30, 2003, our restricted cash balance was $1,927,116 as compared to $1,144,701 as of December 31, 2002. As discussed above, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the nine months ended September 30, 2003, we received distributions of $1,710,000 from Scrubgrass, which is less than our distributions of $3,776,536 during the same period in 2002. The decrease in distributions in 2003 is a result of not receiving proceeds of $2,428,200 from the sale of NOx emissions credits that occurred in the first quarter 2002. Scrubgrass has been operating favorably with annual capacity rates in excess of 90% for the last three years. However, due to an unexpected outage caused by a blown transformer in August 2003, our capacity rate for the nine months ending September 30, 2003 decreased to 84%. This resulted in a decrease in revenues of approximately $2,000,000 and added additional expenses of approximately $500,000. The loss in revenue was partially offset by decreased fuel costs.

We completed a private placement of common stock to accredited investors and a loan with ArcLight secured by the future distributions of Scrubgrass. The monies received will be sufficient to fund all currently estimated expenses for the remainder of 2003, including corporate overhead, corporate obligations including taxes, while providing some working capital to continue to fund the development of our Microgy business.

During 2003, subject to the financing constraints described above, Microgy plans to commence the development, construction and sale of projects based upon its anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. Additional debt or equity raised by EPC would strengthen our balance sheet resulting in a stronger cash position and providing us with the ability to support Microgy project development with equity or other resources, when needed. However, we cannot assure you that Microgy will be able to secure debt or equity financing or that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner.

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

Microgy had accumulated losses due primarily to expenses of business development of approximately $5,300,000 through September 30, 2003. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will likely adversely affect our financial condition into the foreseeable future.

We have not completed our plans for deployment of our anaerobic digester technology and, therefore, cannot predict its related costs or outlook for profitability.

The strategic implementation planning necessary to determine our course of action for deployment of our anaerobic digester technology has not been completed. The decision as to whether we will install, sell and operate, or develop and own the related facilities, is expected to be made on a case-by-case basis. In addition, we do not have experience in, or a basis for, predicting the general and administrative and other costs associated with developing anaerobic digester facilities. Because of this we are unable to determine when or if these facilities will generate a profit. If the organizational, structural, staffing and other overhead costs associated with the anaerobic digester facilities outstrip any profits, the value of your investment in our common stock will be adversely affected.

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

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. Competition from these companies may constrain our market share to a degree that we are not profitable.

We currently rely on the Scrubgrass project for all of our operating revenues.

We own a 22-year leasehold interest that commenced in 1994 in our Scrubgrass project; a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass project, we are dependent on its successful and continued operations. Increased working capital requirements of the Scrubgrass project, significant unscheduled shutdowns or large increases in interest rates at Scrubgrass would reduce our cash flow. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

All future distributions from the Scrubgrass project will be used to repay the ArcLight loan. After the note is paid off, we will receive the next $1.4 million of distributions. Thereafter, future distributions will be shared equally.

If we default in our obligations under our loan agreement with ArcLight, we will lose ownership of our subsidiary, EPC Corporation, and, thereby, the Scrubgrass facility.

Our loan from ArcLight is secured by a pledge of all of the outstanding stock of our subsidiary, EPC Corporation, which in turns holds our interest in Buzzard Power Corporation, the entity that controls the Scrubgrass facility. If we were to default in our obligations under our agreements with ArcLight, ArcLight would have the right to foreclose on this pledge and take ownership of EPC Corporation, as a result of which we would lose our interest in the Scrubgrass facility, which is currently our most significant operating asset and revenue source.

The events of default are narrowly defined. The most significant would be related to non-payment. We are only required to make payments when there is a distribution from Scrubgrass. Nevertheless, if we do not make any payments in a 24-month period, it would trigger a default.

We do not control the management of the Scrubgrass project, our primary revenue-generating asset.

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

Our Scrubgrass Project’s long-term power purchase agreement is subject to a change in rates in 2005 and market conditions in its later years that may affect our profitability.

The Scrubgrass Project generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, approved by the Pennsylvania Public Utility Commission. For years 2005 through 2012, the agreement provides for a rate determined based on a scheduled rate adjusted for actual inflation during prior contract years compared to the automatic 5% adjustment in such prior years. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, the existence of inflation less than 5% in years prior to 2005 will negatively impact our revenue. Low wholesale energy rates during the later years of the power purchase agreement would also negatively impact our profitability and could affect our financial position.

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

If we are unable to obtain sufficient waste resources for our Microgy renewable energy technologies, Microgy will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of animal or other organic waste resources to produce the raw energy and meet performance standards in the generation of power or bio-fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot be sure that waste resources will be available in the future for free or at a price that makes them affordable for our waste-to-energy technologies.

Because we have not filed patents to protect Microgy’s intellectual property, we might not be able to prevent others from employing competing products. Conversely, others who have filed for patent or other protection might be able to prevent us from employing our products.

Neither we nor, it is believed, our licensor have filed any patent applications on the intellectual property Microgy plans to use. Should we or our licensor decide to file patent applications, we cannot assure you that any patent applications relating to our existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we cannot assure you that others have not developed, or will not develop, similar products or technologies that will compete with our products without infringing upon, or which do not infringe upon, our intellectual property rights.

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

For our Scrubgrass facility, we obtain waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances which would result in the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal, which supplies the Scrubgrass power generation facility. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact our future operating results.

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

Government regulations can be burdensome and may result in delays and expense. In addition, modifications to regulations could adversely affect our ability to sell power or to implement our chosen strategy for the sale of power. Subsequent changes in the applicable regulations could also affect our ability to sell or install new facilities or develop and install facilities in an efficient manner or at all. Failure to comply with applicable regulatory requirements can result in, among other things, operating restrictions and fines that could harm our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our most significant market risk exposure is changing interest rates that may affect our short-term investments, debt and certain of our lease expenses. We offer the following information about these market risks:

Short-term investments – We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of three months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt – We have borrowings that bear interest at variable rates that are based on the London Interbank Offering Rate. We monitor market conditions for interest rates.

Lease Expense – As a lease cost of the Scrubgrass project, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted short term bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of September 30, 2003, the aggregate outstanding balance of our variable rate debt obligations was $3,737,080 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $145,573,664. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in annual interest expense of $37,371 and lease expense of $1,455,737. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2003 Annual Meeting of Stockholders, held on July 25, 2003, the following actions were submitted to a vote of security holders:

1. Our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	15,296,752	45,017
Donald A. Livingston	15,296,752	45,017
Robert I. Weisberg	15,296,752	45,017
Thomas Matthews	15,129,972	211,797
Jessie J. Knight, Jr.	15,296,752	45,017
August Schumacher, Jr.	15,296,752	45,017

On July 25, 2003, Kam Tejwani was elected to the Board by action of the Board. On August 4, 2003, Thomas Matthews resigned from the Board. On August 6, 2003, John Cooper was elected to the Board by action of the Board.

2. Our stockholders approved the amendment and restatement of the Corporation’s 2002 Director Option Plan. The results of the voting were as follows:

Results	Number of Shares
For	12,214,338
Against	405,609
Abstain	2,721,822

3. Our stockholders approved the Corporation’s 2003 Incentive Compensation Plan. The results of the voting were as follows:

Results	Number of Shares
For	12,227,406
Against	394,809
Abstain	2,719,994

ITEM 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description	Reference

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

10.1	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC	D

10.2	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.3	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.4	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein.	D

10.5	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC	D

10.6	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.7	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.8	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

10.9	Non-Statutory Stock Option Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

31.1	Section 302 Certificate of Chief Executive Officer	E

31.2	Section 302 Certificate of Chief Financial Officer	E

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	E

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	E

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).
B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).
C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).
D	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).
E	Filed herewith.

(b) Reports on Form 8-K

(i)	Current Report on Form 8-K, dated July 3, 2003, reporting pursuant to Item 5 (Other Events) that the Company had named Kamlesh Tejwani as President and Chief Executive Officer.

(ii)	Current Report on Form 8-K, dated August 6, 2003, reporting pursuant to Item 5 (Other Events) that Kamlesh Tejwani and John Cooper had been appointed to the Company’s Board of Directors and that Thomas Matthews had resigned from the Company’s Board of Directors.

(iii)	Current Report on Form 8-K, dated August 14, 2003, reporting pursuant to Item 5 (Other Events) that the Company had released its earnings for the quarter ended June 30, 2003

(iv)	Current Report on Form 8-K, dated September 4, 2003, reporting pursuant to Item 5 (Other Events) that the Company had closed a financing transaction with an affiliate of ArcLight Energy Partners Fund I, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

November 14, 2003	/s/R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)