Form 10-K
period 2003-12-31
ENVIRONMENTAL POWER CORP
filed 2004-03-30
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Zip code)

Registrant’s telephone number, including area code: (603) 431-1780

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes  ☐ No  ☒

The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $5,229,907 on June 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: On March 12, 2004 there were 26,741,734 outstanding shares of Common Stock, $.01 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings “Audit Committee Report”, “Report of the Compensation Committee” and the “Stock Performance Graph” are not incorporated by reference and are not a part of this Annual Report on Form 10-K.

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to “EPC”, “Company”, “we”, “us” and “our” refer to Environmental Power Corporation and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

PART I

Item 1.	Business

Environmental Power Corporation was incorporated in May 2003 and is the successor holding company to our subsidiary, EPC Corporation, which was originally incorporated in Delaware in 1982. EPC Corporation became a publicly traded company in 1986, and, as its successor, Environmental Power Corporation is currently quoted on the OTC Bulletin Board market (symbol: POWR.OB). The address of our principal executive offices is One Cate Street, Fourth Floor, Portsmouth, New Hampshire 03801 and our telephone number is (603) 431-1780.

The following table outlines the corporate structure of Environmental Power Corporation and its subsidiaries:

Entity	Relationship
Environmental Power Corporation	Ultimate parent
EPC Corporation	Wholly-owned subsidiary of Environmental Power Corporation
Buzzard Power Corporation	Wholly-owned subsidiary of EPC Corporation
Microgy Cogeneration Systems	Wholly-owned subsidiary of Environmental Power Corporation
Coal Dynamics Corporation	Wholly-owned subsidiary of Environmental Power Corporation, inactive
Kaiser Power of Sunnyside, Inc	Wholly-owned subsidiary of Environmental Power Corporation, inactive
Kaiser Systems, Inc.	Wholly-owned subsidiary of Environmental Power Corporation, inactive
Milesburg Energy, Inc	Wholly-owned subsidiary of Environmental Power Corporation, inactive
Sunnyside Power Corporation	Wholly-owned subsidiary of Environmental Power Corporation, inactive

EPC is an independent developer and owner of electrical generating facilities powered by non-commodity fuels and renewable energy sources. Our power generating facilities use alternative fuels, most of which are wastes, which are generally not subject to the same cost fluctuations as traditional fuels. Our power generating facilities have also been able to exceed air quality emission standards and to assist with the clean-up of wastes that are sources of water pollution. Accordingly, we have realized financial benefits, such as tax-exempt financing and sales of pollution allowances from the pollution control benefits of our facilities.

Since our founding in 1982, we have partially or fully developed seven hydroelectric plants, two municipal waste projects and three waste-coal fired generating facilities. We sold all but one of these projects as follows:

•	We sold four hydropower projects during their development phases;

•	We transferred rights to two municipal waste projects during their development phases;

•	We sold three hydropower facilities after completion;

•	We sold, during development, a 43 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Milesburg Project;

•	We sold, after completion in 1994, a 51 megawatt (net) waste-coal fired facility located in Utah known as the Sunnyside Project; and

•	We sold, during development, an approximate 83 megawatt (net) waste-coal fired facility located in Pennsylvania known as the Scrubgrass plant. Buzzard Power Corporation, referred to as Buzzard, currently owns a 22-year leasehold interest in this project.

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held Colorado company, referred to as Microgy. We operate Microgy as a subsidiary. Microgy holds an exclusive license in North America for development and deployment of a proprietary technology for extraction of methane gas from animal wastes and its use to fuel generation of energy. EPC is currently in the process of marketing and developing opportunities for sale and development of this technology.

Our ongoing business activities are discussed further in the following sections.

Buzzard Power Corporation

Buzzard is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases the Scrubgrass plant from Scrubgrass Generating Company, L.P. The Scrubgrass plant, located on a 600-acre site in Venango County,

Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. The following table describes the key participants in the Buzzard plant and their relationship and responsibilities:

Entity	Relationship
EPC Corporation	Owns Buzzard Power Corporation
Buzzard Power Corporation	Holds the lease rights to the Scrubgrass plant and all principal project agreements
U.S. Operating Services Company	Operates the Scrubgrass plant
Pennsylvania Electric Company or Penelec	Purchases energy from Scrubgrass
FirstEnergy Group	Parent of Penelec
NEGT, Inc	Parent of U.S. Operating Services Company

Buzzard’s lease commenced on June 30, 1994 and provides for a term of 22 years with a renewal option for up to 3 years. Under the lease, Scrubgrass Generating Company assigned to Buzzard all principal project agreements and its rights and obligations under such contracts including the following:

•	power purchase agreement;

•	management services agreement;

•	operating and maintenance agreement;

•	limestone supply agreements;

•	ground lease agreements;

•	fuel agreements;

•	transportation; and

•	materials handling agreements.

We have pledged Buzzard’s common stock to the Scrubgrass Generating Company as security for Buzzard’s performance of its obligations as lessee. PG&E National Energy Group, a wholly owned indirect subsidiary of NEG, Inc., which in turn is a wholly owned indirect subsidiary of PG&E Corporation, manages the Scrubgrass plant under a Management Services Agreement.

U.S. Operating Services Company (formerly PG&E Operating Services Company) (the “Operator”), a wholly owned, indirect subsidiary of NEGT, Inc., operates the Facility pursuant to a 15-year operating and maintenance agreement (the “O&M”). Under the terms of the O&M, the Operator can incur a liability not to exceed its management fee if the Operator does not achieve certain targeted output performance levels.

Buzzard sells all of its electric output to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, under a 25-year power sales agreement, which commenced in June 1993. Under this contract, except for amounts sold above certain hourly and annual limits, all power is sold at fixed rates which initially averaged 4.68 cents per kilowatt hour and escalate by 5% annually through 2004. For years 2005 through 2012, the agreement provides for a rate equal to the greater of a scheduled rate, as adjusted to reflect actual inflation during the contract term compared to the prior 5% annual adjustment, or a rate based on the PJM Billing Rate. The PJM Billing Rate is the monthly average of the hourly rates for purchases by the FirstEnergy Group from, or sale to, the Pennsylvania-New Jersey-Maryland Interconnection. For years 2013 through 2015 and 2016 through 2018, if Buzzard exercises the renewal term option, terms of the power purchase agreement applicable during these prospective periods will apply. The agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent.

Buzzard deposits all revenues earned under the power sales agreement into an account administered by a disbursement agent. Before Buzzard can receive cash from the operation of the Scrubgrass plant, Buzzard must first satisfy all operating expenses, base lease payments, restricted cash deposits, and other subordinated obligations. Buzzard’s base lease payments consist of Scrubgrass Generating Company’s debt service, equity repayment, base return on equity and related expenses. Buzzard must also pay to Scrubgrass Generating Company additional rent of 50 percent of the net cash flows Buzzard receives from the operation of the Scrubgrass plant. We are not required to fund Buzzard’s operating losses, or otherwise invest further from sources outside of the Scrubgrass plant.

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

	Balance at December 31, 2003	Balance at December 31, 2002	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	6,268,163	8,700,913	7.6725%
Variable rate term loan (2004)	3,687,000	7,089,016	LIBOR + 1.250%
Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	389,535	837,437	LIBOR + 1.250%
Working capital loan (2008)	2,433,261	517,112	LIBOR + 1.250%

Scrubgrass Generating Company or Buzzard pays interest on these obligations at either quoted rates for tax-exempt debt, rates fixed by swap agreements for taxable debt, or rates for taxable debt which are based on the London Interbank Offering Rate, or LIBOR. On December 22, 1995, Scrubgrass Generating Company entered into an interest rate swap arrangement that fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% through 2001 and at 7.6725% for its remaining term. This swap rate term loan and the other lease obligations of Buzzard are not debt obligations of Buzzard and are not recorded on our balance sheets.

Under the terms of the loan agreements, Buzzard is subject to various customary financial and operating covenants with the most critical being debt service coverage. It is required to maintain a 1.20 coverage ratio defined as all cash from revenues minus all operating expenses divided by principal and interest payments. As of December 31, 2003 and 2002, we were in compliance with all such covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection granted Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to Buzzard based on factors that primarily pertain to the design and operation of the Scrubgrass plant. Buzzard is required annually to maintain NOx Credits that equal or exceed the quantity of its nitrogen oxide emissions during a seasonal period known as an ozone season. If the Scrubgrass plant’s nitrogen oxide emissions exceed its available NOx Credits, Buzzard would be subject to fines by such agencies. During 1999, Buzzard installed machinery, costing $811,568, which has significantly reduced its nitrogen oxide emissions. Accordingly, we anticipate that Buzzard may not require a portion of its future NOx Credits to comply with the applicable regulations. NOx Credits are transferable and marketable. Buzzard has sold and may sell, from time to time, its projected excess NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. To date, we have entered into several agreements to sell and purchase, when necessary, NOx credits. We received net proceeds from these NOx Credit transactions of $0 in 2003, $2,428,200 in 2002, and $0 in 2001, which were reported as other income in our accompanying consolidated financial statements. The sale in 2002 was for NOx emission credits for the 2002 through 2007 ozone seasons.

Our wholly owned subsidiary, EPC Corporation, holds our investment in Buzzard as its sole asset. In September 2003, EPC Corporation obtained a $3,700,000 loan from ArcLight Capital Partners. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard are required to be used to repay this note. As an incentive fee for providing this note, we have also granted ArcLight a participation right in a portion of the future distributions of Buzzard after the note has been repaid. ArcLight will receive half of the distributions after the note has been repaid in full and after EPC alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when we receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24 month period. As of the date of this filing, we have satisfied this requirement for the next 22 months.

Microgy Cogeneration Systems

Overview

In 2001, we acquired all of the common stock of Microgy Cogeneration Systems Inc., a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and its use to fuel generation of energy. Microgy’s product is expected to provide certain farms, known as concentrated animal feeding operations, or CAFO’s, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require CAFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to produce renewable energy. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power and, as such, we are investing substantially all our available resources, both financial and human capital, to take advantage of these opportunities.

Anaerobic Digester License Agreement

The licensor of Microgy’s anaerobic digester technology is Danish Biogas Technology A/S (“DBT”). Anaerobic digestion is a process whereby animal wastes are broken down into different chemical components in an oxygen-free environment. One of the critical components is methane that has fuel value. DBT is 50% owned by Schouw & Co., a Danish public company and 50% by DDH Contractors A/S, a Danish engineering firm. On May 12, 2000, Microgy entered into a revised licensing agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies, including the anaerobic digestion technology. This agreement superseded previous license agreements. As part of the agreement renegotiated in 2003, DBT will receive fixed payments for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating.

Proposed Projects

Microgy plans to develop projects based upon the anaerobic digestion technology license. Our present business strategy anticipates the outright sale of facilities; however, we expect that, in some circumstances, we may own some or even a majority of projects. In addition to any ownership position Microgy may have, it presently plans to manage and may operate any such proposed facilities. We anticipate that most of these facilities will deliver renewable energy for supply to the utility grid and will provide certain pollution control benefits to the agricultural markets. In addition, certain facilities may supply biogas for other applications, such as the operation of feed production and drying equipment as contemplated by projects proposed to be developed under Microgy’s Project Development Agreement with The Scoular Company. The ultimate opportunity to develop such projects and/or to sell these facilities to others, as well as to manage and/or operate them profitably, depends on factors including the value which can be derived from the energy and agricultural markets discussed below.

Microgy has executed agreements with affiliates of five farms: Wild Rose Dairy, Five Star Dairy, Norswiss Dairy, Daley Farms Dairy, and Bach Farms, LLC. These farms will purchase a Microgy digester system to process manure produced by their dairy operations in Wisconsin and Minnesota. These five farms represent a backlog of over $12 million in sales from documented transactions to be developed under the agreement with Dairyland Power Cooperative described below.

Microgy will act as the general contractor in these projects and pay for licensing fees, construction, permitting, engineering, and other general expenses related to the projects.

Power Sales Agreements

Microgy and/or EPC have also signed memoranda of understanding with Dairyland Power Cooperative, or DPC, Vermont Public Power Supply Authority, or VPPSA, Lodi Electric Utility, or Lodi, and Merced Irrigation District and Gallo Farms to develop projects based on Microgy’s proprietary anaerobic digestion technology. The following table outlines these agreements and the associated generating capacity:

Power Sales Agreement	Location	Generating Capacity (MW)
Dairyland	La Crosse, Wisconsin	25
Vermont — VPSA	Waterbury, Vermont	15
New York — NYSERTA	New York	5
Lodi Electric Utility	California	20
Merced Irrigation District and Gallo Farms	California	4

TOTAL		69

All of these agreements are non-binding and the actual completion of any projects under these agreements may not occur.

Commodity Electricity

We expect the near-term market for commodity electricity to remain very price competitive with upward pressure on prices dependent upon increased costs of fuels used for electric generation. If and when the economy becomes more robust and consumption of energy increases, there are likely to be increases in conventional fuel prices as well as geographical areas within the United States that will need increased capacity to service demand. Therefore, we believe prices will likely increase accordingly. If such projections prove to be accurate and commodity electricity prices do increase, the output from any facilities developed by Microgy will be increasingly price competitive and potentially more profitable. Such factors should also make it easier for us to attract and execute new opportunities to develop these projects.

Renewable Peak Period Electricity

Among the facilities that we plan to develop, some will serve the market for renewable energy delivered during peak usage periods. We intend this combination of renewable energy and peak period delivery to position our output into the highest priced segments of the electricity markets. The greatest use and demand for electricity occurs during peak periods. Natural gas is the principal fuel source for generating commodity electricity on a peaking basis. Except for oil, which is now seldom used, generation from most other fuels is not readily adaptable to peak period operation. Microgy’s anaerobic digestion technology produces biogas from the processed manure that, like natural gas, can be stored and used to generate power during peak periods. We believe that Microgy’s technology offers us a valuable generating capability, namely, the ability to produce renewable, peak energy.

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

Green Tags and Pollution Offset Credits

As a potential producer of renewable energy, we expect to be able to sell separately electricity and “green” energy credits, also called “green tags”. Green tags can be defined in many ways. We define them as the marketable bundle of benefits derived from the environmentally friendly generation of power. In many instances, we may include all or some portion of the green tags in wholesale electricity purchase agreements. However, we may also separately trade these green tags or some of their unbundled components in a separate trading market.

Buzzard has been able to sell pollution-offset credits based upon NOx emissions which were discussed previously. We may derive future demand, or increased opportunities, for facility sales by Microgy if our future facilities are able to sell greenhouse gases, and other pollution offset credits in addition to electricity and other green credits. We hope that the market for these and similar credits will grow over the long term, as stricter environmental regulations and emission standards are adopted.

Agricultural Markets

We plan to provide anaerobic digester equipment and services to help control pollution in agricultural markets, specifically concentrated animal feeding operations or CAFOs. Runoff from animal wastes presents significant water pollution problems.

On December 16, 2002, the Environmental Protection Agency issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. The new rules apply to about 15,500 livestock operations across the country. These CAFOs will need to obtain permits, submit an annual report, and develop and follow a plan that will ensure that measures are instituted to protect America’s waters from wastewater and manure. The EPA is working with the United States Department of Agriculture to help the agricultural community find solutions to this environmental problem. Effective manure management practices required by the rules will maximize the use of manure as a resource for agriculture while reducing adverse impacts on the environment. The effective date of the rules was April 14, 2003, but the compliance deadlines vary depending upon the classification of a company’s operations. For operations that are defined as CAFOs under regulations that were in effect prior to April 14, 2003, the owner or operator was requested to have or seek to obtain coverage under an NPDES permit by April 14, 2003, and comply with all applicable NPDES requirements, including the duty to maintain permit coverage. The compliance deadlines for other operations are phased in over periods ranging from 90 days to three years. In addition, permitted CAFOs must have their nutrient management plans developed and implemented by December 31, 2006.

We believe that the waste management benefits of Microgy’s technologies should help CAFOs meet the stricter guidelines and permitting requirements, and, as a result, many farms would be able to address existing pollution problems over time and to increase land application of less-pollutant manure and, in some instances, support a larger herd on the same amount of land. Alternatively, in critical pollution areas, or where uses for residual products can be identified, the land application of manure could be substantially curtailed.

Thermal Energy

We believe that Microgy’s technology is readily adaptable to applications other than electric generation and can address markets requiring a reliable supply of high quality biogas for use in producing thermal energy. We believe that this adaptability allows us to operate to economic advantage in markets that do not have favorable power pricing or power marketing dynamics. An example of such an alternative are the projects Microgy intends to develop with The Scoular Company, referred to as Scoular, where biogas produced by Microgy digesters will be used to operate feed production systems, which include a dryer and are dependent upon a reliable, cost-effective, high-quality gas supply. We believe that the application contemplated by the agreement with Scoular is only the first of many possible opportunities to leverage Microgy’s technology into diverse applications dependent upon thermal energy. We believe that the volatility of, and general increases in, natural gas prices are propelling this market. Heavy users of thermal energy not only suffer generally when fuel costs increase, but often are unable to protect their profitability from fuel cost volatility when prices for their products are referenced to different market forces. Our biogas prices are expected to be essentially constant.

Other Expected Benefits

While digesting the raw manure and burning the resulting biogas to make electricity does not eliminate the nutrients from the manure slurry, the process does change their chemical makeup. In the anaerobic digestion process, many of the nutrients that were previously bound in organic molecules are mineralized, or reduced to the inorganic forms of the nutrients. These are the forms that are usable by crops. The organic forms in undigested manure must first be broken down before they can be used. Because this usually takes an extended period of time, there are residual nutrients in the soil left over from previous years’ manure applications. These residuals must be taken into account when calculating current manure application rates, resulting in less manure being spread on the same amount of cropland. By providing the nutrients in readily usable forms, digested manure has lower potential to produce a residual accumulation of minerals on the land. Therefore, more of it can be spread on an acre of cropland, thus reducing manure-spreading costs.

In addition, further environmental benefits are expected to be achievable by subjecting the digested manure slurry to other nutrient extraction techniques, such as chemical precipitation. By digesting the manure, these nutrients will be in a form that is more easily extracted in such techniques. Digested manure can also be put to other beneficial uses, such as bedding for the animals, and, therefore, would not need to be applied to the land.

Competition

The following sections describe the competition facing our subsidiaries.

Buzzard Power Corporation

Buzzard generates electricity using waste coal, an alternative energy source. Buzzard sells all of its electricity at rates established under a long-term power purchase agreement. With the exception of the risk that Penelec would seek and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement, the sale of power from our existing facility is not subject to competition during the term of the power purchase agreement.

However, because our contracted rates in the later years of the agreement are determined with reference to the Gross National Product Deflator, or GNPD, and future market conditions at the PJM western hub, the rate at which such power is sold after 2004 is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would adversely affect our profitability and could affect our results of operations and financial position.

Microgy Cogeneration Systems

Microgy plans to generate revenue from the development, sale, and/or ownership of facilities that market renewable, “green” energy in addition to providing pollution control features to the agricultural markets. In the energy market, its competitors include traditional regulated utilities, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electric energy, equipment suppliers, providers of pollution control products or services, and other non-utility generators like EPC.

Microgy’s “green” competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro, and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy not only for electricity sales but also for sale of “green tags” and participation in various renewable portfolios and other programs.

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

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. Although we are unaware of any competitors pursuing a business strategy similar to Microgy’s, a number of competitors have more mature businesses and have successfully installed anaerobic digester systems.

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

Buzzard Power Corporation

We believe the Scrubgrass plant, our only currently operating project, is currently in compliance with all material applicable environmental regulations. Our Scrubgrass plant is most notably affected by the following environmental regulations:

Air Quality — The Scrubgrass plant is subject to air quality regulations under the federal Clean Air Act of 1970. This Act established National Ambient Air Quality Standards for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, Title I of the Clean Air Act established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the transport of these pollutants which may lead to the non-attainment of the ozone standards in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides, or NOx, and volatile organic compounds. Electric generating facilities that use fossil fuels, including the Scrubgrass plant, are considered major sources of NOx emissions.

In recent years, the Pennsylvania Department of Environmental Protection established regulations that required companies with stationary sources of NOx emissions to establish plans to reduce their NOx emissions. To administer these regulations, the Department began allocating Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to facilities based on numerous factors including the design and operation of each facility. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. More recently, an Ozone Transport Commission established certain inner and outer zones with seasonal NOx emission reductions that required the Scrubgrass plant to achieve certain targeted NOx emission levels beginning on May 1, 1999. Under such requirements, the Scrubgrass plant was also required to achieve reduced emission standards by May 2003. Due to the efficient design of the Scrubgrass plant, the Scrubgrass plant met the new 1999 requirements without any modifications to the facility. However, we made capital improvements of $811,568 in 1999 to the Scrubgrass plant, which enabled the Scrubgrass plant to meet the stricter standards in 2003. To date, we have sold credits through 2007 in anticipation of meeting the air quality standards for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead during this period. We do not anticipate needing any additional material modifications to the Scrubgrass plant during this time.

Waste Disposal — The Scrubgrass plant must also comply with various environmental regulations pertaining to water discharge as well as the handling and disposal of hazardous and non-hazardous wastes. The Pennsylvania Department of Environmental Protection establishes classifications for wastes and requires companies to follow certain handling and disposal procedures for each waste classification. Currently, the Scrubgrass plant employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass plant. The fuel is burned in the Scrubgrass facility where it is treated with various substances such as limestone during the electric generation process. Ash, which is a byproduct of the waste-coal combustion process, is removed from the Scrubgrass facility and returned to the original waste site, which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, our ash disposal costs may significantly increase which could have material adverse affect on our results of operations and financial position.

Microgy Cogeneration Systems

Microgy has no projects currently in operation. Depending on the location of each individual plant, state implementation plans of the Clean Air Act and Clean Water Act as described above may apply. The state permitting process could involve lengthy delays and the purchase of offsets in order to counter-balance emissions. Microgy’s projects may be subject to the following additional regulations:

Current Regulations — The primary Federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers Concentrated Animal Feeding Operations, or CAFOs. Federal NPDES permits may be issued by EPA or any state authorized by EPA to implement the NPDES program. Forty-three states are certified by the EPA to issue their own NPDES permits. Of note, EPA materials published in 1999 indicated that 32 states have a requirement covering application rates of manure on the land, and 27 states require at least some animal operations to develop and use waste management plans.

In addition, each distributed generation site with an installed reciprocating engine and generator is regulated under a state implementation plan (SIP) developed in accordance with the federal Clean Air Act. The engine emissions at each site will be covered under a general statewide permit or a point source permit. The engine emissions are considered a minor point source for both the general and specific permit, and no other emission control devices are required.

New Regulations — On December 16, 2002, the Environmental Protection Agency issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. The new rules apply to about 15,500 livestock operations across the country. These CAFOs will need to obtain permits, submit an annual report, and develop and follow a plan which will ensure that measures are be instituted to protect America’s waters from wastewater and manure. The EPA is working with the United States Department of Agriculture (USDA) to help the agricultural community find solutions to this environmental problem. Effective manure management practices required by the rules are intended to maximize the use of manure as a resource for agriculture while reducing adverse impacts on the environment.

Energy Regulation

PURPA — The Public Utility Regulatory Policies Act of 1978, or PURPA, and the regulations under PURPA by the Federal Energy Regulatory Commission, or FERC, have provided incentives for the development of cogeneration facilities and small power production facilities, which are power projects that use renewable fuels and generally have a capacity of less than 80 megawatts. In general, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities that meet the FERC’s requirements for certification as qualifying facilities, or QFs.

In order to obtain QF status under PURPA, any facilities that we might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. Specifically, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications in certain proportions to the facility’s total energy output and must meet certain energy efficiency standards. A geothermal facility may qualify as a QF if it produces less than 80 megawatts of electricity. With respect to small power production facilities, there is generally no size limit for qualifying solar, wind, or waste facilities. For small power production facilities, the primary energy source of the facility must be biomass; waste, renewable resources, geothermal resources, or any combination thereof, and 75 percent or more of the total energy input must be from these sources. Any primary energy source which, on the basis of its energy content, is 50 percent or more biomass is considered to be biomass. Finally, a QF must not be controlled or more than 50 percent owned by an electric utility or by an electric utility holding company, or a subsidiary of such a utility or holding company or any combination thereof.

PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Such regulations include the Public Utility Holding Company Act of 1935, or PUHCA, and the Federal Power Act, or FPA. Second, electric utilities are required to purchase electricity generated by QFs at a price based on the purchasing utility’s “avoided cost” and to sell back-up power to the QFs on a non-discriminatory basis. The term “avoided cost” is defined generally as the price at which the utility could purchase or produce the same amount of power from sources other than the QF. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates other than the utilities’ avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

Our Scrubgrass plant is certified as a QF by the FERC. We believe that the facilities we would build or develop using Microgy’s licensed technology would also meet the qualifications required to be a QF. We endeavor to develop our projects and monitor compliance of existing projects with applicable regulations in a manner which minimizes the risks of any project losing its QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events which may be outside our control. Upon the occurrence of such an event, we would seek to correct any non-compliance in order to meet PURPA’s requirements, but we cannot assure you that such correction would be possible in all instances.

If a facility in which we have an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could also trigger certain rights of termination under the facility’s power sales agreement, could subject the facility to rate regulation as a public utility under the FPA and state law and could result in EPC inadvertently becoming an electric utility holding company that would not be exempt under PUHCA. Loss of QF status may also trigger defaults under covenants to maintain QF status in the project’s power sales agreement and potentially result in termination, penalties or acceleration of indebtedness under such agreements.

Under the Energy Policy Act of 1992, if a facility can be qualified as an exempt wholesale generator, or EWG, it will be exempt from PUHCA even if it does not qualify as a QF. Generally, an EWG is defined as any person who receives a determination from the FERC that it is engaged directly, or indirectly through one or more affiliates, and exclusively in the business of owning or operating, or both owning and operating, all or part of one or more eligible facilities and selling electric energy at wholesale. As such, another response to the loss or potential loss of QF status would be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. To the extent applicable, the facility would also be required to cease selling electricity to any retail customers.

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

Public Utility Holding Company Act — Under PUHCA, any legal entity which owns or controls ten percent or more of the outstanding voting securities of a “public utility company” or a company which is a “holding company” for a public utility company is subject to registration with the Securities and Exchange Commission, or SEC, and regulation under PUHCA, unless eligible for an exemption. Generally, a holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the SEC is required for nearly all important financial and business dealings of a registered holding company. Under PURPA, most QFs are not public utility companies under PUHCA.

The Energy Policy Act of 1992, among other things, amends PUHCA to allow electric wholesale generators, or EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs which do not have to meet the fuel, production and ownership requirements of PURPA. We believe that these amendments benefit us by expanding our ability to own and operate facilities that do not qualify for QF status. However, they have also resulted in increased competition by allowing utilities to develop such facilities which are not subject to the constraints of PUHCA.

Federal Power Act Regulation — Under the FPA, FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. Unless otherwise exempt, any person that owns or operates facilities used for such purposes is considered a “public utility” subject to FERC jurisdiction. FERC regulation under the FPA includes approval of the disposition of utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking corporate directors, officers, and officials, and a uniform system of accounts and reporting requirements for public utilities.

FERC regulations provide that a QF is exempt from regulation under the foregoing provisions of the FPA. However, QFs remain subject to limited FPA regulation concerning interconnection authority, transmission authority, information requirements, and emergency provisions. An EWG is not exempt from the FPA and therefore an EWG that makes sales of electric energy at wholesale in interstate commerce is subject to FERC regulation as a “public utility.” However, many of the regulations that customarily apply to traditional public utilities have been waived or relaxed for power marketers, EWGs and other non-traditional public utilities that have demonstrated that they lack market power in the region in which they are located. EWGs that have demonstrated such a lack of market power are regularly granted authorization to charge market-based rates, blanket authority to issue securities, and waivers of

FERC’s requirements pertaining to accounts, reports and interlocking corporate directors, officers, and officials. Such action is intended to implement FERC’s policy to foster a more competitive wholesale power market.

Wholesale Electricity Market Restructuring — On July 31, 2002, FERC issued a notice of proposed rulemaking which is intended to substantially restructure the nation’s wholesale electricity transmission and sales markets. FERC’s objectives in this proposed rule are to remedy various discriminatory aspects of the industry and establish a standardized transmission service and wholesale electric market design that will provide a level playing field for all entities that seek to participate in wholesale electric markets. FERC is also seeking in this rulemaking to establish regulatory measures to protect customers against the exercise of market power when structures do not support a competitive market. We do not know when a final FERC rule in this matter will be issued or what changes will be made to the proposed rule once it is issued in final form. We will continue to monitor these regulatory activities to evaluate any impact on the Scrubgrass plant and/or business opportunities for Microgy.

State Regulation — State public utility commissions, or PUCs, have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulations for implementing PURPA. Because a power sales agreement generally is incorporated into a utility’s cost structure and its retail rates, power sales agreements with power producers, such as EWGs and QFs, are potentially subject to state regulatory scrutiny, including the process in which the utility has entered into the power sales agreement. Where the state regulatory authority has authorized a utility’s process for securing its electric power supply, the regulatory agency is generally inclined to permit the utility to pass through the costs associated with power purchase agreement to its retail customers. However, under certain circumstances, PUCs could disallow full cost recovery for the expenses associated with a power purchase agreement. Independent power producers that are not QFs or EWGs are considered to be public utilities in many states. As such, these entities would be subject to broad regulation by a PUC, ranging from certificates of public convenience and necessity to regulation of organizational structure, accounting, and financial and other matters. States may also assert jurisdiction over the siting and construction of electric generating facilities including that associated with QFs and EWGs. States may further assert jurisdiction, with the exception of QFs, over the issuance of securities and the disposition, sale, or transfer of assets by these electric generation facilities. PUCs, pursuant to state legislative authority, may also have jurisdiction over how new federal initiatives associated with power production are implemented in each state.

The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state. Presently, through its power purchase agreement with Penelec, the Scrubgrass plant is affected by state legislation in Pennsylvania.

On December 3, 1996, in response to changes in the electric industry, Pennsylvania passed legislation known as the Electricity Generation Customer Choice & Competition Act, or Customer Choice Act, which became effective on January 1, 1977. The Customer Choice Act regulates the generation portion of the electric business by permitting all Pennsylvania retail electric customers to choose their electric generation supplier over a phase-in period which expired December 1, 2000. The Customer Choice Act required that all electric utilities file restructuring plans with the PUC. Penelec filed its proposed restructuring plan during 1997. The plan was subsequently litigated by numerous parties, and later settled by an agreement which was approved by the PUC on October 20, 1998. The settlement agreement set forth a comprehensive plan for restructuring Penelec’s service and for ensuring there would be competition for electric generation for all of Penelec’s customers beginning on January 1, 1999. The approved restructuring plan provided for Penelec to maintain a separate non-utility generator cost recovery mechanism for accounting purposes. The restructuring plan is designed to enable Penelec to recover all of its costs from non-utility generators, such as the Scrubgrass facility, and should serve to decrease the pressure on Penelec to renegotiate existing power contracts with non-utility generators.

Presently, except as discussed above, neither the Customer Choice Act nor Penelec’s restructuring plan directly impacts Environmental Power, since the legislation and restructuring plan pertain to the retail market or new contracts in the wholesale market. Nevertheless, we continue to monitor regulatory developments in order to evaluate any impact on the Scrubgrass plant and possible new business opportunities for Microgy.

Employees

At the time of this filing, we have thirteen employees, including executive officers and other marketing, finance, engineering and administrative personnel. Our employees are not represented by a collective bargaining agreement and we consider relations with our employees to be good.

Item 2.	Properties

Buzzard leases the Scrubgrass facility, which is an approximately 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The payment terms of the lease are described in Item 1.

We lease 2,818 square feet of office space for our corporate headquarters in Portsmouth, New Hampshire under a five-year lease with monthly payments of $5,520.

Microgy is a tenant-at-will for office space located in Colorado and Wisconsin with aggregate rents of $1,545 per month.

Item 3.	Legal Proceedings

We are currently not involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Stock Market Trading:

Our common stock trades on the OTC Bulletin Board under the symbol “POWR”. As of March 3, 2004 there were approximately 231 record holders and approximately 900 beneficial holders of our common stock.

The following table shows the quarterly high and low bid prices during 2003 and 2002 as reported by the OTC Bulletin Board:

Year	Period	High	Low	Year	Period	High	Low
2003	First Quarter	$0.30	$0.19	2002	First Quarter	$0.60	$0.45
	Second Quarter	$0.28	$0.17		Second Quarter	$0.90	$0.40
	Third Quarter	$1.15	$0.18		Third Quarter	$0.62	$0.35
	Fourth Quarter	$1.08	$0.80		Fourth Quarter	$0.43	$0.15

These over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividends:

The Board of Directors has not declared any dividends on our common stock since the last quarter of 2000. Due to the acquisition of Microgy in 2001 and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future.

Equity Compensation Plan Information:

The following table sets forth the following information, as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of EPC are authorized for issuance; the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Shares Issued (1)	Exercise Price (2)	Shares Remaining (3)
Equity compensation plans approved by security holders	2,711,962	0.92	2,693,038
Equity compensation plans not approved by security holders	5,600,000	0.74	—

Total	8,311,962	0.80	2,693,038

(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights
(2) Weighted average exercise price of outstanding options, warrants and rights
(3) Number of Securities remaining available for future insurance under equity compensation plans

The options, warrants and rights to purchase 5,600,000 shares issued under compensation arrangements not approved by security holders consist of:

•	Options for 450,000 shares and warrants for 50,000 shares issued in 2001 and options for 100,000 shares issued in 2002 referred to in Note L and described in Note O to our Consolidated Financial Statements; and

•	5,000,000 options exercisable at an average price of $0.75 per share issued to Kamlesh Tejwani on July 3, 2003 as part of his overall compensation package.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2003 are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and other financial information included elsewhere herein. Dollars are shown in thousands except per share data.

	Year Ended December 31
	2003	2002	2001[1]	2000	1999
Results of Operations Data:
Power generation revenues	$53,365	$54,984	$53,518	$54,303	$48,268

Costs and expenses:
Operating expenses	25,124	24,140	23,681	22,291	21,931
Lease expenses	22,382	25,291	24,706	26,416	23,111
General and administrative expenses	6,357	5,655	3,973	3,603	2,455
Depreciation and amortization	495	545	441	415	363

	54,358	55,631	52,801	52,725	47,860

Operating (loss) income	(993)	(647)	717	1,578	408
Other income (expense):
Other income	2	—	2,135	—	—
Interest income	31	48	78	737	111
Interest expense	(352)	(142)	(185)	(320)	(375)
Sale of NOx emission credits	—	2,428	—	1,156	607
Amortization of deferred gain	308	308	308	308	308

	(11)	2,643	2,336	1,881	651

(Loss) income before income taxes	(1,004)	1,996	3,053	3,459	1,059
Income tax benefit (expense)	26	(857)	(1,374)	(1,632)	(470)
(Loss) income before cumulative effect of a change in accounting principle	(978)	1,138	1,679	1,827	589
Cumulative effect of a change in accounting principle[2]	—	—	—	—	1,189

Net (loss) income	$(978)	$1,138	$1,679	$1,827	$1,778

Basic earnings (loss) per common share	$(0.04)	$0.05	$0.12	$0.16	$0.16
Diluted earnings (loss) per common share	(0.04)	0.05	0.11	0.16	0.16
Weighted average number of common shares outstanding on a diluted basis	23,632	20,811	14,746	11,409	11,407

Balance Sheet Data:
Total assets	$103,154	$92,958	$85,566	$69,284	$58,782
Working capital	3,876	(585)	(1,499)	(1,176)	(2,662)
Deferred gain[3]	3,855	4,164	4,472	4,780	5,089
Long-term obligations	79,814	75,407	65,216	58,304	51,546
Shareholders’ equity (deficit)	6,620	6,186	4,383	(3,970)	(5,471)

(1)	The Results of Operations Data for 2001 includes Microgy from July 23, 2001 to December 31, 2001.
(2)	Effective January 1, 1999, we changed the method of accounting for major equipment overhauls to adopt a more preferable method.
(3)	See Note B of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since our inception, we have developed and built power generation facilities that have used alternative fuels and environmental wastes as fuel sources. Our current business segments, Buzzard and Microgy, generate or are expected to generate power using processes that utilize two different environmental wastes: waste coal and animal wastes. Buzzard Power Corporation leases the Scrubgrass plant that uses waste coal generate approximately 83 MW of power while helping to reclaim land and reduce water pollution in western Pennsylvania. Microgy, acquired in 2001, has the exclusive rights to an advanced anaerobic digestion technology that will use animal wastes, specifically cow and hog wastes, to generate power while helping manage water pollution.

As of December 31, 2003 the Company had working capital of $3,876,046, with current assets of $16,741,832 exceeding current liabilities of $12,865,786; its shareholder equity was $6,619,534 as total assets of $103,154,368 exceed total liabilities of $96,534,834. During the year ended December 31, 2003, the Company incurred an operating loss of $993,512 and a net loss of $978,159.

This loss was mainly driven by the company’s continued investment in the development of Microgy’s business plan. The company’s other business segment Buzzard had pre-tax income of $1,854,433 and generated distributions of $1,710,000.

In 2003, we secured a loan from ArcLight Capital to help fund the development of the Microgy business. All distributions from Buzzard are required to be used to repay this note. As an incentive fee for providing this note, we have also granted ArcLight a participation right in a portion of the distributions after the note has been repaid. ArcLight will receive half of the distributions after the note has been repaid in full and after EPC alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when we receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24 month period. As of the date of this filing, we have satisfied this requirement for the next 22 months.

We met several internal milestones in pursuit of Microgy’s business plan:

•	renegotiating the licensing agreement with DBT,

•	signing memorandum of understanding with Dairyland Power Cooperative,

•	signing an agreement for the construction and sale of our first plant based upon the Microgy technology.

•	subsequently, we have signed similar construction and sale agreements with four other farms, building a backlog of $12 million.

Our plans are to continue to invest in the expansion of Microgy. On March 17, 2004 the company announced that it is conducting a private placement of up to $5,040,000 of its equity securities, through its agent. The company raised additional capital in private placements of securities in both 2002 and 2003. As of this filing the Company’s agent has begun to receive subscription agreements under its current private placement.

If we were unable to raise additional capital, we would need to curtail substantially all of the Microgy operations, and cut corporate overhead in order to meet our ongoing obligations and maintain our operations over the next 12 months.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares our results of operations for the years ended December 31, 2003, 2002 and 2001 and should be read in conjunction with the consolidated financial statements and notes thereto, and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

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

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22-year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor’s specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability. As December 31, 2003, we have a deferred lease expense of $75,314,725 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in non-cash lease expense of $5,121,732, $6,543,998, and $7,460,852 for the years ended December 31, 2003, 2002, and 2001, respectively. Additional rents are not part of this straight-line basis and are recorded as incurred. Environmental Power, which owns 100% of Buzzard’s common stock, is not liable for future lease rental payments. Buzzard’s stock is pledged as security and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

As of December 31, 2003, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$19,703,000	21,715,000	26,058,000	28,910,000	29,390,000	219,850,000	$345,626,000

Our lease expense components, which are discussed in the following paragraphs, consist of

•	specified base rent payments calculated on a straight-line basis;

•	and additional rent.

As noted above, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. The lessor’s debt service largely consists of debt obligations with variable interest rates. Therefore, in order to calculate future minimum lease payments, we estimate an average interest rate which will be payable in the future for each variable rate debt obligation. Since actual interest rates will differ from these estimates, our actual lease expense reported in future periods will differ from these estimates and the differences may be material.

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

We are also required to pay the lessor an additional rent, in addition to the specified base rent, which additional rent represents 50 percent of the net cash flows Buzzard receives from the operation of Scrubgrass. We estimate and accrue additional rent in the accounting period when earned. However, because additional rent is based on cash flows and not earnings, it is more subjective to determine when the cash flows were generated from operations. Lease expenses may also cause large fluctuations between accounting periods in our reported earnings since the specified base rent and additional rent are not directly related to our earnings. Additional rent is not part of the straight-line lease expense calculation.

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PPA, with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of this agreement. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement was a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, since we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis was limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting. As of December 31, 2003, we have accrued power generation revenue of $75,314,725 recorded on our consolidated balance sheet which is equal in amount to the accrued lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the power sales agreement with Penelec resulted in non-cash revenues of $5,121,732, $6,543,998, and $7,460,852 for the years ended December 31, 2003, 2002, and 2001, respectively. In the later years of the power sales agreement, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2003, we recorded a deferred income tax asset of $645,840 and a valuation allowance of $645,840 against our gross deferred income tax assets; due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; 2) goodwill and indefinite-lived intangible assets will no longer be amortized to income; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 were applied to the goodwill and intangible assets of $4,912,866 acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002 and 2003. The Company assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors the Company concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of January 1, 2002, December 31, 2002, and December 31, 2003.

Results of Operations

Year ended December 31, 2003 compared with the year ended December 31, 2002

For 2003, we had a net loss of $978,159 compared to net income of $1,138,383 in 2002. The decrease in net income was primarily due to the absence of sales for NOx emission credits. In 2002, we recorded $2,428,000 of such sales. These differences were partially offset by decreases in additional lease expenses and higher operating revenues at Scrubgrass prior to the transformer failure, as discussed below.

We had a basic and diluted loss per common share of $0.04 in 2003 compared to basic and diluted earnings per common share of $0.05 in 2002. The weighted average common shares outstanding increased in 2003 due to the issuance of additional shares as stock compensation, totaling 808,456 shares, the exercise of 70,000 options and the issuance of 3,975,000 shares in our 2003 private placement.

Power generation revenues were $53,364,615 in 2003 and $54,983,934 in 2002, a decrease of approximately 3%. In August 2003, we experienced an unexpected shut down of the Scrubgrass plant. This shut down, caused by a blown transformer during a severe electrical storm, reduced revenues by approximately $2,000,000. However, a 5% increase in power rates in 2003 and improved production capacity before and after the outage helped mitigate these losses. A key performance metric at the Scrubgrass plant is capacity factor. This metric is defined as the number of kilowatt hours of generation divided by the maximum kilowatt hours of generation possible. We operated at an 86.6% capacity factor in 2003 as compared to 91.3% capacity factor in 2002 due to the unexpected shutdown.

This decrease in overall power generation revenues was also attributable to a decrease in the component of power generation revenues recorded as a result of the straight-line accounting treatment of revenues under the power sales agreement which amounted to $5,121,732 in 2003 and $6,543,998 in 2002.

Operating expenses increased to $25,123,425 for 2003 from $24,139,819 for 2002 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

•	higher repair and maintenance costs due to the August outage of $814,950;

•	higher fuel expense from cost escalations in certain fuel supply agreements of $322,509;

•	increased NOx reduction expenses of $153,731; and

•	higher labor and labor-related costs of $51,202.

These increases were partially offset by decreases in operating bonuses, repairing rather than replacing a Buzzard plant component, and improvements in fuel quality that reduced ash costs.

Lease expenses decreased to $22,382,152 for 2003 from $25,291,293 for 2002. The decrease was primarily due to a decrease of $2,408,824 in additional rent paid to the lessor, which amounts to 50% of the net available cash flows from Scrubgrass, and to a decrease in interest expense. The average rate on the lessor’s outstanding bonds dropped to 1.04% in 2003 from 1.49% in 2002 resulting in a decrease of $963,819 in interest and fees. These decreases in lease expenses were partially offset by an increase in scheduled principal payments for the Scrubgrass debt of $2,702,253 which were billed to us under the terms of the lease and a decrease in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease, which amounted to $5,121,732 in 2003 and $6,543,998 in 2002.

General and administrative expenses increased to $6,357,195 for 2003 from $5,655,207 for 2002. The increase was primarily due to increases in our labor expenses of $828,363, as a result of hiring relating to the development of Microgy.

Interest expense increased to $351,755 for 2003 from $141,526 for 2002. The increase was due primarily to the $216,160 of interest related to the ArcLight loan of $3,700,000 that is secured by the future cash flows from the Scrubgrass plant.

We earned net proceeds of $2,428,200 from the sale of NOx emissions credits in 2002. Our NOx emission credits are discussed further under Liquidity and Capital Resources. No such sales occurred in 2003.

For 2003, we had an income tax benefit of $25,925 compared to income tax expense of $857,274 for 2002. The decrease was primarily due to a decrease in income before taxes in 2003, offset by a $418,717 increase in the valuation allowance for deferred tax assets.

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

Power generation revenues increased to $54,983,934 for 2002 from $53,518,000 in 2001 and all pertained to Scrubgrass. The increase in power generation revenues was primarily due to:

•	greater output from the Scrubgrass facility; and

•	a 5% increase in certain rates billed to Penelec under the terms of the power sales agreement.

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

Operating expenses increased to $24,139,819 for 2002 from $23,681,081 in 2001 and all pertained to Scrubgrass. The increase in operating expenses was primarily due to:

•	higher fuel expense from cost escalations in certain fuel supply agreements, changes in fuel mix and the quality of fuel sources, and improvement in facility output totaling $404,853; and

•	higher operator fees pursuant to the terms of the operations and maintenance agreement of $74,527;

These increases were partially offset by a decrease in labor, and labor related costs.

Lease expenses increased to $25,291,293 for 2002 from $24,705,813 in 2001. The increase was primarily due to:

•	increases in scheduled base equity rents of $ 1,655,657; and

•	a increase in additional rent of $3,043,235 paid to the lessor, which amounts to 50 percent of the net available cash flows from Scrubgrass, as a result of increases in available cash flows from Scrubgrass.

These increases in lease expenses were partially offset by:

•	a decrease in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease which amounted to $6,543,998 in 2002 and $7,460,852 in 2001;

•	a decrease of $334,012 in scheduled principal payments for the Scrubgrass debt which were billed to us under the terms of the lease; and

•	a decrease of $2,801,566 in the lessor’s loan costs, which are passed along to us as a lease expense, due to lower average interest rates on the tax exempt bonds and variable rate term loans and reduced outstanding balances on the Scrubgrass debt.

General and administrative expenses increased to $5,655,207 for 2002 from $3,973,025 in 2001. The increase was primarily due to an increase of $1,990,204 for Microgy general expenses. In 2002, we recorded expenses for a full 12 months, whereas in 2001 such expenses were only included for 5 1/2 months following our acquisition of Microgy on July 23, 2001. These expenses were related to Microgy’s business development and strategic planning and increases in our labor force for planned business expansion.

Interest income decreased to $47,753 for 2002 from $78,203 in 2001. The decrease was primarily due to lower average interest rates for investments.

Interest expense decreased to $141,526 for 2002 from $185,547 in 2001. The decrease was primarily due to lower variable interest rates.

Results for 2001 included $2,135,048 from the settlement of the Sunnyside litigation. No such settlements were received in 2002.

We earned net proceeds of $2,428,200 from the sale of NOx emissions credits in 2002. Our NOx emission credits are discussed further under Liquidity and Capital Resources. No such sales occurred in 2001.

Income tax expense decreased to $857,274 for 2002 from $1,373,454 in 2001. The decrease was primarily due to a decrease in income before taxes in 2002.

2004 Outlook

The following forward-looking information concerning our results of operations for 2004 is being compared to our historical results of operations for 2003:

Power generation revenues are expected to increase in 2004 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Due to the ArcLight loan, all distributions from Buzzard are required to repay the loan. Therefore, performance at Buzzard will not have an affect on our liquidity in 2004. See “Cash Flow Outlook” for more information.

We expect to generate revenues from our Microgy subsidiary in 2004. We have signed Digester Purchase and Management Agreements with 5 farms under the Dairyland agreement, described in Item 1. These deals represent backlog of approximately $12 million. We expect to be able to record a portion of this backlog as revenue in 2004.

Operating expenses are expected to increase in 2004 primarily due to:

•	an escalation in rates for fuel supply cost resulting in approximately $200,000 of additional fuel costs;

•	an escalation in operator fees under the terms of the operations and maintenance agreement, resulting in approximately $3,000,000 of non-fuel operating expenses; and

•	the addition of approximately $8,195,000 of construction, engineering, and licensing costs associated with the Microgy facilities.

Lease expenses are expected to decrease by $1,449,000 in 2004 primarily due to:

•	lower interest expense as we repay principal; and

•	lowered straight-line lease expenses recorded under FASB 13.

General and administrative expenses are expected to increase by $1,807,000 during 2004 primarily because we plan to increase expenses to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel;

•	the use of we consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and

•	the increase of related corporate expenses such as insurance, office supplies, rent, legal, and travel.

Interest expense is expected to increase in 2004 because we will pay interest on the ArcLight loan.

We expect our weighted average common shares outstanding to increase in 2004 as result of additional private placements and issuances of stock compensation and stock awards. In 2003, we issued 4,853,456 new shares and expect to issue as many shares or perhaps more in 2004.

Recently Issued Accounting Standards

There are several recently issued accounting standards which are required to be adopted in the future which are described in Note B to the Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Our cash used in operating activities was $4,001,701 in 2003 compared to cash provided by operating activities of $328,088 in 2002 and $2,687,504 in 2001. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass, proceeds from the settlement of the Sunnyside litigation, proceeds from sales of NOx emission credits and investment earnings. None of these sources are expected to provide cash in 2004.

We reported a net loss of $978,159 during 2003 which contributed significantly to the cash used by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in 2003 to our net cash provided by operating activities:

Depreciation and amortization — During 2003, we recognized depreciation and amortization for lease rights of $149,004, licensed technology rights of $185,881, deferred financing costs of $36,110, and property plant and equipment of $124,360.

Deferred income taxes — We had no deferred income tax liability as of December 31, 2003 and a net deferred income tax liability of $78,071 as of December 31, 2002.

Deferred gain, net — Our deferred gain, net, decreased to $3,855,133 as of December 31, 2003 from $4,163,544 as of December 31, 2002. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing — In 2003, we had $216,160 of interest expense that was added to the outstanding principal balance. All of this interest is related to the ArcLight loan of $3,700,000 secured in September 2003.

Stock-based compensation — We issued stock and stock options with a fair market value of $713,111 to consultants, directors, and employees for services performed for us in lieu of cash compensation.

We also offer the following information to discuss changes in operating assets and liabilities which most notably impacted our cash position during 2003:

Receivable from utility — The increase in cash used for operations is primarily attributable to the increase in payment terms from Penelec. As part of our Power Purchase Agreement, the payment terms increased to 47 business days from 23 business days. This resulted in a $5,089,806 increase in receivable from utility to $13,063,529 on December 31, 2003 from $7,973,723 on December 31, 2002.

Unrecognized prior pension service cost — Our unrecognized prior pension service cost decreased to $241,427 as of December 31, 2003 from $641,885 as of December 31, 2002.

Other current assets — Our other current assets decreased to $679,125 as of December 31, 2003 from $926,577 as of December 31, 2002. The increase was largely due to decreases in fuel inventories at Scrubgrass.

Accounts payable and accrued expenses — Our accounts payable and accrued expenses increased to $10,042,990 as of December 31, 2003 from $9,650,092 as of December 31, 2002. The increase was primarily because we increased the additional rent accrual to $3,118,000 in 2003 from $1,045,000 in 2002.

Investing Activities

Our cash used for investing activities was $417,346 in 2003 and $180,654 in 2002. Our investing activities were concentrated primarily in the following areas:

Restricted cash — We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $414,618 in 2003 and $1,083,573 in 2002. Our payments for major equipment overhauls amounted to $230,239 in 2003 and $971,339 in 2002. The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we were required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment — Property, plant and equipment expenditures were $7,739 in 2003 and $50,533 in 2002. All capitalized expenditures during 2003 and 2002 were incurred by Microgy and Environmental Power Corporation. We do not have any commitments to purchase property, plant and equipment in 2004.

Financing Activities

Our cash provided by financing activities was $5,129,174 in 2003 and $119,038 in 2002. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary — Buzzard paid dividends of $5,000 to its preferred stockholder during 2003 and 2002.

Private Placement of Common Stock — In August 2003, we completed a private placement of 3,975,000 shares of our common stock for aggregate gross proceeds of $718,000. In 2002, we received $1,039,999 in a private placement.

Net Borrowings Under Secured Promissory Note Payable — In September 2003, we completed a transaction with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P. or ArcLight, for the purpose of monetizing future cash flows from our Scrubgrass plant. As a result of this transaction, EPC Corporation obtained $3,700,000 in borrowings with future distributions from Scrubgrass as collateral. The funds were used to repay the Alco loan described below and certain fees related to this transaction, as well as to fund the ongoing development of our Microgy subsidiary. See the Long Term Liabilities section below for more information on the loan.

Related Party Loan — On September 14, 2001, we borrowed $750,000 from Alco Financial Services LLC, or Alco, to fund certain expenses related to the acquisition of Microgy and provide additional working capital for our expansion efforts. Robert Weisberg, one of our directors, is the President, Director and a member of Alco. The loan has been repaid in its entirety with proceeds from the ArcLight loan described above.

Treasury Stock — In 2003, we used $21,273 to repurchase common stock. In 2002, we repurchased $167,858 of common stock as part of a stock purchase agreement with Benjamin Brant (see Note O — Related Party Transactions for more information) and sold $260,000 of treasury shares as part of the 2002 private placement (see above).

Repayment of secured promissory note payable — We made repayments of $447,902 and $148,310 in 2003 and 2002, respectively, related to a variable rate term loan at Buzzard.

Exercise of Stock Options — We received $19,200 of gross proceeds from the exercise of stock options in 2003. No stock options were exercised in 2002.

Working Capital Loan for Scrubgrass — Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2,433,261 as of December 31, 2003 and $517,112 as of December 31, 2002. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2002 and 2003. We have met the pay down requirement for this loan for 2002 and 2003.

Long Term Liabilities

The following table shows all of our future contractual obligations:

2004	2005	2006	2007	2008	Thereafter	Total
Non-cancelable operating leases
$110,518	97,671	93,716	13,411	0	0	$315,316
ArcLight loan
$1	1	1	1	1	3,699,995	$3,700,000
Scrubgrass facility lease
$19,703,000	21,715,000	26,058,000	28,910,000	29,390,000	219,850,000	$345,626,000
Non-cancelable fuel agreements
$2,433,000	2,513,000	2,599,000	2,687,000	2,385,000	8,687,000	$21,304,000
TOTAL

$ 22,246,519	24,325,672	28,750,717	31,610,412	31,775,001	232,236,995	$370,945,316

EPC Corporation Debt Obligations — In September 2003, EPC Corporation, our wholly-owned subsidiary, secured a $3,700,000 loan from ArcLight described above. The principal note carries and interest rate of 20%. Any unpaid interest that has accrued on the 15th of each month shall be added to the balance of the note.

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid and annual management fee of $75,000.

Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal.

We also granted participation rights to share in 50% of the distributions from Buzzard after the $3,700,000 loan is repaid and after we receive an additional $1,400,000 in distributions. This right terminates on December 31, 2012.

The following table describes our debt obligations as of December 31, 2003:

	Balance at December 31, 2003	Balance at December 31, 2002	Interest Rate
Arclight Note Payable	$3,700,000	—	20%
Accrued interest expense, added to principal balance	216,160	—	20%
TOTAL	$3,916,160	—

Scrubgrass Debt Obligations — Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2003 and 2002:

	Balance at December 31, 2003	Balance at December 31, 2002	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	6,268,163	8,700,913	7.6725%
Variable rate term loan (2004)	3,687,000	7,089,016	LIBOR + 1.250%
Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	389,535	837,437	LIBOR + 1.250%
Working capital loan (2008)	2,433,261	517,112	LIBOR + 1.250%

Since we are not required to fund Buzzard’s operating losses, including payments to lease obligations, or otherwise invest further from sources outside of the Scrubgrass plant, Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers — We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $645,948 as of December 31, 2003 and 2002. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Sunnyside Contingent Obligations — We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations runs out after 2004 for any legal action.

Cash Flow Outlook

During 2004, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional debt at Microgy or equity funding, and the sale of the first products based upon Microgy’s technology. As described in Item 1, we have a backlog of approximately $12 million in sales that would be offset by expenses incurred for construction and development. We do not expect to receive cash from the operations of Buzzard (since these, if any, will be used to repay interest and principal on the ArcLight loan), nor proceeds from the sale of NOx emission credits, nor from any pending litigation, as we have in the past.

On December 31, 2003, our unrestricted cash balance was $1,444,870 as compared to $734,743 as of December 31, 2002. Our restricted cash balances were $1,554,308 and $1,144,701 at December 31, 2003 and 2002, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the three months ended March 31, 2004, we received distributions of $157,750 from Scrubgrass which is less than our distributions of $1,211,250 during the same period in 2003. All of the distributions, managed by J.P. Morgan, have been used to repay interest and principal on the ArcLight loan, described above. We expect that all distributions in 2004 will be used to satisfy the same debt obligation.

Accordingly, in the event that the recorded Microgy backlog is delayed or not realized in 2004, our cash flow from operations for 2004 will not be sufficient to fund:

•	EPC’s historic corporate overhead requirements;

•	current taxes due; and

•	continued implementation of Microgy’s business plan.

Therefore, we are actively seeking additional debt or equity financing for our business in another private placement. On March 17, 2004 the Company announced that it is conducting a private placement of up to $5,040,000 of its equity securities, through its agent. In the event that we are unsuccessful, we will need to curtail ongoing business development in Microgy and cut corporate overhead to sustain current operations and meet our obligations for the next 12 months.

During 2004, subject to the financing constraints described above, Microgy plans to commence the sale, development and construction of projects based upon the anaerobic digestion technology license. Our present business strategy generally anticipates the outright sale of facilities; however, in some circumstances, we expect that Microgy may own projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. We cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

Sale of NOx Credits — Under applicable environmental laws and regulations, Scrubgrass needed to achieve certain seasonal nitrogen oxide emission levels beginning on May 1, 1999, and was also required to achieve reduced emission standards by May 2002. Due to the efficient design of the Scrubgrass facility, Scrubgrass met the 1999 requirements without any modifications to the facility. During 1999, we made capital improvements of $811,568 to the Scrubgrass facility, which enabled Scrubgrass to meet the stricter standards in 2002. By making improvements to the facility before 2002, we anticipated that we would not require a portion of our future NOx Credits to maintain our compliance with the applicable regulations. Consequently, we sold our anticipated excess NOx Credits in recent years and used the proceeds to finance the capital improvements and generate additional cash flows for operations. We expect to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Recently, we received our next award of NOx Credits for the ozone seasons in 2002 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx Credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx Credits in 2002 for $2,428,200. We did not have such sales in 2003 and do not anticipate the sale of NOx Credits in 2004.

Loss of Status as a QF Facility — The Scrubgrass plant operates as a qualifying facility or QF. The loss of the QF status could trigger defaults in the project’s power sales agreement. Therefore, Buzzard would most likely have to sell power at the prevailing market rates that are much lower than the rate outlined in the power sales agreement. This event would not affect our liquidity in 2004 since all of the distributions in 2004 will be required to repay the ArcLight loan. However, it would have an effect on future years. Nevertheless, our exposure would be limited to the assets of EPC Corporation, our wholly-owned subsidiary, and its subsidiary, Buzzard Power.

Project development activities — We expect to begin development and construction of facilities using Microgy’s licensed technology during 2004. To the extent we are the owner of these facilities, we will require financing to complete the development and construction of the facilities which is discussed under financing activities. See 2004 Outlook for more information.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

Microgy, a company that we recently acquired, has very little operating history from which to evaluate its business and products.

Microgy was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce bio-energy from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s anaerobic digester projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable.

Microgy has experienced losses to date and we anticipate it will continue to experience losses in the foreseeable future.

Microgy had accumulated losses due primarily to expenses of business development of approximately $6,000,000 through December 31, 2003. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses would adversely affect our financial condition into the foreseeable future.

The marketplace for Microgy’s anaerobic digester technology is complex, still developing and subject to change and, therefore, we cannot predict how all projects will be developed, what Microgy’s costs will be or, consequently, Microgy’s outlook for profitability.

Microgy markets its anaerobic digester technology in a complicated and changing environment. Due to the many possible applications for Microgy’s technology, and the many possible ways in which projects deploying Microgy’s technology might be structured, Microgy may decide to develop and own facilities, sell and operate facilities or some combination of the foregoing, either alone or in conjunction with others. These determinations are expected to be made on a case-by-case basis. As a result, despite the revenue potential, we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our common stock will be adversely affected.

If we are unable to obtain needed financing for Microgy’s anaerobic digester projects, the value of our Microgy investment may be reduced significantly.

We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our anaerobic digester projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or close any anaerobic digester projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific projects and other factors, including assessment of our ability to successfully construct and manage each project.

The market for anaerobic digester technology is crowded, and our market share may not be sufficient to be profitable.

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. Competition from these companies may constrain our market share to a degree that we are not profitable. Although we are unaware of any competitors pursuing a business strategy similar to Microgy’s, a number of competitors have more mature businesses and have successfully installed anaerobic digester systems.

We currently rely on the Scrubgrass plant for all of our operating revenues.

We own a 22-year leasehold interest that commenced in 1994 in our Scrubgrass plant, a waste coal fired electric generating facility in Pennsylvania. Because all of our operating revenue currently results from the Scrubgrass plant, we are dependent on its successful and continued operations. Increased working capital requirements of the Scrubgrass plant, significant unscheduled shutdowns or large increases in interest rates at Scrubgrass would reduce our cash flow. This may necessitate a substantial curtailment of our operations and require the termination of any anaerobic digester projects and would have an adverse effect on our results of operations.

On September 4, 2003, we entered into a Note Purchase Agreement with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which our subsidiary, EPC Corporation, which holds as its sole asset the stock of Buzzard, agreed to issue and sell to ArcLight up to $5,400,000 original principal amount of its 20.0% Senior Secured Notes due December 31, 2012, consisting of Note A in the original principal amount of $3,700,000 and Note B in the original principal amount of $1,700,000. ArcLight purchased Note A on September 4, 2003, as a result of which EPC Corporation received gross proceeds of $3.7 million. We do not expect to satisfy the conditions to the purchase of Note B. The aggregate minimum principal and interest to be paid by EPC Corporation on Note A over the term of Note A is $4.8 million. After Note A is paid off, we will receive the next $1.4 million of distributions. Thereafter, future distributions will be shared equally through December 31, 2012.

If we default in our obligations under our loan agreement with ArcLight, we will lose ownership of our subsidiary, EPC Corporation, and, thereby, the leasehold interest in the Scrubgrass facility.

Our loan from ArcLight is secured by a pledge of all of the outstanding stock of our subsidiary, EPC Corporation, which in turns holds our interest in Buzzard Power Corporation as its sole asset, the entity that maintains the Scrubgrass facility. If we were to default in our obligations under our agreements with ArcLight, ArcLight would have the right to foreclose on this pledge and take ownership of EPC Corporation, as a result of which we would lose our interest in the Scrubgrass facility, which is currently our most significant operating asset and revenue source.

The events of default are narrowly defined. The most significant would be related to non-payment. We are only required to make payments when there is a distribution from Scrubgrass. Nevertheless, if we do not make any payments in a 24-month period, it would trigger a default.

We do not control the management of the Scrubgrass plant, our primary revenue-generating asset.

We have a management services agreement with PG&E National Energy Group to manage the Scrubgrass plant and a 15-year operation and maintenance agreement with PG&E Operating Services to operate the facility. These agreements contain provisions that limit our participation in the management and operation of the Scrubgrass plant. Because we do not exercise control over the operation or management of the Scrubgrass plant, decisions may be made, notwithstanding our opposition that may have an adverse effect on our business.

Our current power generation revenue is derived from only one customer, the loss of which would severely harm our financial condition and the value of your investment.

Our current Scrubgrass plant power generation revenue is earned under a long-term power purchase agreement for all output with one customer, Pennsylvania Electric Company, or Penelec, a subsidiary of FirstEnergy Corporation.

This concentration of our revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to us, our financial condition will be adversely affected.

A large increase in interest rates may adversely affect our operating results.

Our Buzzard subsidiary is leveraged with mostly variable rate and some fixed rate debt obligations. Should market interest rates rise significantly, our operating results will be adversely impacted.

Our Scrubgrass plant’s long-term power purchase agreement is subject to a change in rates in 2005 and market conditions in its later years that may affect our profitability.

The Scrubgrass plant generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, approved by the Pennsylvania Public Utility Commission. For years 2005 through 2012, the agreement provides for a rate determined based on a scheduled rate adjusted for actual inflation during prior contract years compared to the automatic 5% adjustment in such prior years. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, the existence of inflation less than 5% in years prior to 2005 will negatively impact our revenue. Low wholesale energy rates during the later years of the power purchase agreement would also negatively impact our profitability and could adversely affect our financial position.

We are a small company and the entrance of large companies into the alternative fuels and renewable energy business will likely harm our business.

Competition in the traditional energy business from electric utilities and other energy companies is well established with many substantial entities having multi-billion dollar, multi-national operations. Competition in the alternative fuels and renewable energy business is expanding with growth of the industry and advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned to develop new technologies and to install existing or more advanced renewable energy generators, which could harm our market share and business.

If we are unable to obtain sufficient waste resources for our Microgy renewable energy technologies, Microgy will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of animal or other organic waste resources to produce the raw energy and meet performance standards in the generation of power or bio-fuel. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot assure you that waste resources will be available in the future for free or at a price that makes them affordable for our waste-to-energy technologies.

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

We rely heavily on confidentiality agreements and licensing agreements to maintain the proprietary nature of our base of technologies relating to currently licensed technologies. To compete effectively, we may have to defend the rights to our intellectual property from time to time. Such defense costs may be significant. As a result, we may lack the financial resources to adequately defend our intellectual property.

We rely on a third party license for our technology and continued support.

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. The license agreement grants to Microgy a perpetual, exclusive license to develop projects based on this technology in North America. Pursuant the license agreement, Microgy is required to pay royalties and engineering and design fees to DBT in connection with the development of projects. Microgy relies upon DBT for technical advice and engineering assistance. Therefore, if DBT were to cease doing business, Microgy’s business may be materially and negatively impacted. Microgy entered into an amendment to the license agreement with DBT for modifications deemed favorable to Microgy. However, in order to maintain these more favorable provisions, Microgy must initiate construction on at least five facilities prior to April 14, 2005. While Microgy expects to be able to satisfy this condition this year, if it were unable to do so, its business would be materially adversely affected.

The large number of tasks that need to be accomplished for the development of power projects and other projects based on our anaerobic digester technology increases the possibility that such projects will incur costly delays.

In our development of power projects and other projects based on our anaerobic digester technology for ourselves or on behalf of our customers, we are required to enter into or obtain some or all of the following:

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

We rely on third party subcontractors to build significant portions of our facilities.

Microgy intends to rely on third party subcontractors to construct significant portions of its anaerobic digester facilities. The failure of these subcontractors to complete their work in a timely fashion, and any errors or omissions in such work, could result in significant additional costs or delays or liability to Microgy, which could have a material adverse effect on Microgy’s business.

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

In some cases, we may be responsible for handling the wastes that will be produced by some of our anaerobic digester facilities. We do not have experience in handling or disposing of such wastes. Handling and disposing of such wastes could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and co-products, all of which could harm our financial condition.

Our products and services involve long sales cycles that result in high costs and uncertainty.

The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long sales cycle and decision-making process. Delays in the parties’ decision-making process are outside of our control and may have a negative impact on our cost of sales, receipt of revenue and sales projections. We expect that, in some cases, it may take nine months to a year or more to obtain decisions and to negotiate and close these complex agreements.

Because the market for renewable energy and waste management is unproven, it is possible that we may expend large sums of money to bring our offerings to market and the revenue that we derive may be insufficient to fund our operations.

Our business approach to the renewable energy and waste management industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for facilities based on our technology will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets does not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

If we violate performance guarantees granted to Penelec we will be required to provide them with an incentive payment.

Our agreement for the sale of power to Penelec contains a provision that requires our Scrubgrass facility to provide Penelec with a minimum output of 85% based on a rolling 3-year average. If we do not comply with this performance guarantee, we will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on our financial condition.

Our products and services may be subject to numerous governmental regulations.

We expect to provide services that may be subject to various government regulations, including regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations could be costly and harm our financial condition.

Our power producing activities could be subject to costly regulations and tariffs.

Our Scrubgrass facility produces power for sale to the local electrical grid, as will many of our planned bio-energy projects. The sale of this power may come under the regulations of various state public utility commissions, although such sales are currently exempt. These commissions set the price tariffs under which energy can be sold or purchased and they set the design standards for the interconnection of power producing equipment with the electrical power grid. Many of our power projects where electricity is sold to the grid may come under regulation by these commissions. These regulations may impede or delay the process of approving and implementing our projects. Substantial delays may materially affect our financial condition.

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

Short-term investments — We invest cash balances which are in excess of our normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt — We have borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense — As a lease cost of the Scrubgrass plant, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2003, the aggregate outstanding balance of our variable rate debt obligations was $2,822,796 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $145,555,163. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $28,228 and lease expense of $1,455,552. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 14 — Exhibits, Index to Financial Statements, and Reports on Form 8-K.

Item 9.	Disagreements on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of the Environmental Power’s management, including our chief executive officer and the principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. They have concluded that these disclosure controls were effective at December 31, 2003 and provide reasonable assurance that Environmental Power can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports. We also concluded that no changes in internal controls over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect such internal control over financial reporting

PART III

Item 10.	Directors and Executive Officers

Information with respect to our directors may be found in the section captioned “Occupations of Directors” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information concerning executive officers is set forth below.

Our executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

Name	Age	Position
Joseph E. Cresci	61	Chairman
Kamlesh R. Tejwani	43	President and Chief Executive Officer
Donald A. Livingston	60	Executive Vice President
R. Jeffrey Macartney	49	Chief Financial Officer and Treasurer

Joseph E. Cresci, is a founder of EPC, and has served as Chairman since EPC’s inception in 1982 and as Chief Executive Officer from 1982 to July 2003. From 1972 to 1982, Mr. Cresci held various executive positions as either President and or Chief Executive Officer at G.E. Stimpson Co., Inc., Ogden Recreation Inc. and Garden State Racing Association. From 1967 to 1969, he was an associate with the Philadelphia law firm of Townsend, Elliot and Munson. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars. Currently, Mr. Cresci is a member of the Boards of Directors of the Wang Center for the Performing Arts and the Commonwealth Shakespeare Company and is an overseer of the Boston Lyric Opera, all in Boston, Massachusetts.

Kamlesh Tejwani became President and Chief Executive Officer of EPC, effective July 3, 2003. Mr. Tejwani served as President of Target Capital Corporation, a private equity firm, from May 1996 to June 2003. His responsibilities included structuring and implementing investments for an offshore investment fund and assisting operating companies in operational and strategic planning. From April 1990 until December 1995, he served as the Chairman and Chief Executive Officer of Air-Cure Technologies, Inc., a manufacturer and marketer of air pollution control systems.

Donald A. (Andy) Livingston, a director and a founder of EPC, has served as Executive Vice President from EPC’s inception and as President and Chief Operating Officer from September 1991 to July 2003. In addition, he serves as President and Chief Operating Officer of Microgy. Mr. Livingston was previously President and Chief Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of industrial plastic parts. He has also been a partner in financial services firm, Capital Resources, Inc., where he was involved in obtaining debt and equity funds.

R. Jeffrey Macartney has been Chief Financial Officer of EPC since May 2002. Before joining Environmental Power, Mr. Macartney held a series of financial positions including Controller of Pitney Bowes Global Financial Services for four years from 1997 to 2001. Prior to Pitney Bowes, he worked as a business consultant from 1993 to 1997 and served as Senior Vice President of Finance and Administration for Bank Austria in San Francisco from 1989 to 1993.

Item 11.	Executive Compensation

Information with respect to this item may be found in the section captioned “Compensation and Other Information Concerning Directors and Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the section captioned “Ownership of EPC’s Common Stock” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transact ions

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Servi ces

Information with respect to this item may be found in the section captioned “Independent Auditors’ Fees” appearing in the definitive Proxy Statement to be delivered to our stockholders in connection with our 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Index to Financial Statements, Exhibits, and Reports on Form 8-K

The following documents are filed as part of this annual report:

(a) 1. Consolidated Financial Statements

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions (charged to income tax expense)	Deductions	Balance at end of period
Year Ended December 31, 2003:
Valuation reserve for net operating loss carry forwards	$227,123	$556,452	$(137,735)	$645,840
Year Ended December 31, 2002:
Valuation reserve for net operating loss carry forwards	$148,377	$78,746	$—	$227,123

(a) 3. Exhibits

The following Exhibits are included in this report:

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	1993 Director Option Plan	W

Exhibit No.	Description	Reference
4.05	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.06	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

4.07	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC	K

4.08	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2003, between the Company and Kamlesh Tejwani	Y

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC	D

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein.	D

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC	D

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.08	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

10.09	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani	Y

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy M Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002.	Q

10.11	Purchase and Sale Agreements, dated as of December 16, 1998, January 4, 2000 and January 8, 2000, between PG&E Energy Trading—Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances.	F

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group).	F

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company).	F

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995.	F

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P.	H

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	K

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.	K

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	G

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	I

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	F

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	I

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	F

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	G

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	I

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.	F

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company.	J

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).	O

10.34*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S.	Y

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003.	X

Exhibit No.	Description	Reference
10.36	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.37	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.38	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors.	Q

10.39	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.40	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.41	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998.	I

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc.	J

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000.	X

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000	X

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50.	X

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00.	X

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

21.01	Subsidiaries of the Registrant	Y

23.01	Consent of Deloitte & Touche LLP	Y

31.01	Section 302 Certificate of Chief Executive Officer	Y

31.02	Section 302 Certificate of Chief Financial Officer	Y

32.01	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	Y

32.02	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	Y

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

E	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

F	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-15472).

G	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-15472).

H	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15472).

I	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15472).

J	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15472).

K	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15472).

L	Previously filed as an exhibit to Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

M	Previously filed as an exhibit to Schedule 13D filed by Daniel J. Eastman on August 2, 2001

N	Previously filed as an exhibit to our Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

O	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-15472).

P	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 33-98559).

Q	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2001 (commission File No. 0-15472).

R	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

S	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

T	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

U	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

V	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

W	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15472)

X	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-15472)

Y	Filed herewith

*	Confidential treatment requested.

(b) Reports on Form 8-K

•	On December 22, 2003, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation (“POWR”) had executed an agreement for construction and sale of the first digester project based upon Microgy technology.

Signa ture Page

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:		ENVIRONMENTAL POWER CORPORATION

March 29, 2004	By	/s/ KAMLESH R. TEJWANI

Kamlesh R. Tejwani President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Cresci	Chairman and Director	March 29, 2004

Joseph E. Cresci

/s/ Kamlesh R. Tejwani	President & Chief Executive Officer and Director	March 29, 2004

Kamlesh R. Tejwani

/s/ Donald A. Livingston	Executive Vice President and Director	March 29, 2004

Donald A. Livingston

/s/ R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

R. Jeffrey Macartney

/s/ John Cooper	Director	March 29, 2004

John Cooper

/s/ Jessie J. Knight, Jr.	Director	March 29, 2004

Jessie J. Knight, Jr.

/s/ August Schumacher, Jr.	Director	March 29, 2004

August Schumacher, Jr.

/s/ Robert I. Weisberg	Director	March 29, 2004

Robert I. Weisberg

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 24, 2004

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,444,870	$734,743
Restricted cash	1,554,308	1,144,701
Receivable from utility	13,063,529	7,973,723
Other current assets	679,125	926,577

TOTAL CURRENT ASSETS	16,741,832	10,779,744

PROPERTY, PLANT AND EQUIPMENT, NET	435,516	552,607
LEASE RIGHTS, NET	1,863,495	2,012,499
ACCRUED POWER GENERATION REVENUES	75,314,725	70,192,993
GOODWILL	4,912,866	4,912,866
UNRECOGNIZED PRIOR PENSION SERVICE COST	241,427	641,885
LICENSED TECHNOLOGY RIGHTS, NET	3,256,796	3,442,677
OTHER ASSETS	387,711	422,628

TOTAL ASSETS	$103,154,368	$92,957,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,042,990	$9,650,092
Secured promissory note payable to related party	—	750,000
Other current liabilities	2,822,796	965,014

TOTAL CURRENT LIABILITIES	12,865,786	11,365,106

DEFERRED GAIN, NET	3,855,133	4,163,544

SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS	4,499,190	972,565
DEFERRED INCOME TAX LIABILITY	—	78,071
ACCRUED LEASE EXPENSES	75,314,725	70,192,993

TOTAL LIABILITIES	96,534,834	86,772,279

SHAREHOLDERS’ EQUITY:
Preferred Stock ($.01 par value; 2,000,000 shares authorized, no shares issued)	—	—
Preferred Stock (no par value, 10 shares authorized; 10 shares issued as of December 31, 2003 and December 31, 2002, respectively)	100	100
Common Stock ($.01 par value; 50,000,000 shares authorized; 27,263,749 issued and 26,644,735 outstanding as of December 31, 2003 and 22,410,293 issued and 21,852,059 outstanding as of December 31, 2002)	272,638	224,103
Additional paid-in capital	9,071,127	7,669,351
Accumulated deficit	(1,368,166)	(385,007)
Accumulated other comprehensive loss	(324,815)	(312,850)

	7,650,884	7,195,697

Treasury stock (619,014 and 558,234 common shares, at cost, as of December 31, 2003 and December 31, 2002, respectively)	(385,402)	(364,129)
Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	6,619,534	6,185,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,154,368	$92,957,899

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Statements of Operations and Comprehensive (Loss) Income

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001

POWER GENERATION REVENUES	$53,364,615	$54,983,934	$53,518,000

COSTS AND EXPENSES:
Operating expenses	25,123,425	24,139,819	23,681,081
Lease expenses	22,382,152	25,291,293	24,705,813
General and administrative	6,357,195	5,655,207	3,973,025
Depreciation and amortization	495,355	544,796	441,410

	54,358,127	55,631,115	52,801,329

OPERATING (LOSS) INCOME	(993,512)	(647,181)	716,671

OTHER INCOME (EXPENSE):
Interest income	31,152	47,753	78,203
Interest expense	(351,755)	(141,526)	(185,547)
Amortization of deferred gain	308,411	308,411	308,410
Other income	1,620	—	—
Sales of NOx emission credits	—	2,428,200	—
Settlement of Sunnyside litigation	—	—	2,135,048

	(10,572)	2,642,838	2,336,114

(LOSS) INCOME BEFORE INCOME TAXES	(1,004,084)	1,995,657	3,052,785

INCOME TAX (BENEFIT) EXPENSE	(25,925)	857,274	1,373,454

NET (LOSS) INCOME	$(978,159)	$1,138,383	$1,679,331

PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDAIRY	(5,000)	(5,000)	(5,000)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(983,159)	$1,133,383	$1,674,331

OTHER COMPREHENSIVE LOSS:
Minimum pension liability adjustment, net of income tax benefit of $7,849 in 2003, $165,592 in 2002 and $39,606 in 2001	(11,965)	(252,465)	(60,385)

COMPREHENSIVE (LOSS) INCOME	$(990,124)	$885,918	$1,618,946

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	$23,631,967	20,720,614	14,144,222
Diluted	$23,631,967	20,810,823	14,745,695

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.04)	$0.05	$0.12
Diluted	$(0.04)	$0.05	$0.11
See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock ($.01 par)		Preferred Stock (no par)		Common Stock ($.01 par value)		Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock	Receivable—Officers & Directors	Total

	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2001	—	$—	10	$100	12,525,423	$125,254	$—	$(3,192,721)	$—	$(456,271)	$(445,948)	$(3,969,586)
Issuance of stock options and warrants for services							127,998					127,998
Dividends paid at subsidiary								(5,000)				(5,000)
Borrowings under notes receivable											(200,000)	(200,000)
Exchange of convertible preferred stock (1)	197,761	1,528,690			5,521,549	55,215	4,212,942					5,796,847
Issuance of additional common stock (2)					258,884	2,589	197,528					200,117
Conversion of preferred stock (3)	(197,761)	(1,528,690)			1,977,607	19,776	1,508,914					0
Exchange of common stock (4)					1,086,830	10,868	829,252					840,120
Exchange of options and warrants (5)							55,697					55,697
Stock issuance and registration costs							(82,285)					(82,285)
Net income								1,679,331				1,679,331
Minimum pension liability adjustment, net									(60,385)			(60,385)
BALANCE AT DECEMBER 31, 2001	—	$—	10	$100	21,370,293	$213,702	$6,850,046	$(1,518,390)	$(60,385)	$(456,271)	$(645,948)	$4,382,854
Issuance of stock options for services							49,707					49,707
Dividends paid at subsidiary								(5,000)				(5,000)
Purchase of common stock										(167,858)		(167,858)
Private placement common stock					1,040,000	10,401	769,598			260,000		1,039,999
Net income								1,138,383				1,138,383
Minimum pension liability adjustment, net									(252,465)			(252,465)
BALANCE AT DECEMBER 31, 2002	—	$—	10	$100	22,410,293	$224,103	$7,669,351	$(385,007)	$(312,850)	$(364,129)	$(645,948)	$6,185,620
Issuance of stock grants and stock options for services					808,456	8,085	705,026					713,111
Dividends paid at subsidiary								(5,000)				(5,000)
Purchase of common stock										(21,273)		(21,273)
Exercise of Stock Options					70,000	700	18,500					19,200
Private placement common stock					3,975,000	39,750	678,250					718,000
Net loss								(978,159)				(978,159)
Minimum pension liability adjustment, net									(11,965)			(11,965)
BALANCE AT DECEMBER 31, 2003	—	$—	10	$100	27,263,749	$272,638	$9,071,127	$(1,368,166)	$(324,815)	$(385,402)	$(645,948)	$6,619,534

(1) Exchange of convertible preferred and common stock for 87.7% of outstanding equity of Microgy
(2) Issuance of additional common stock to holders of 87.7% of outstanding equity in Microgy
(3) Conversion of preferred stock to common stock
(4) Exchange of common stock for 12.3% of outstanding equity of Microgy
(5) Exchange of options and warrants for options and warrants of Microgy
See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	December 31, 2003	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(978,159)	$1,138,383	$1,679,331
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	495,355	544,794	441,410
Deferred income taxes	(78,071)	(68,325)	104,425
Amortization of deferred gain	(308,411)	(308,411)	(308,410)
Release of Sunnyside Project liabilities	—	—	(635,048)
Interest expense, accrued and added to balance of borrowing	216,160	—	—
Non-cash and stock based compensation expense	713,111	49,707	113,600
Accrued power generation revenues	(5,121,732)	(6,543,998)	(7,460,852)
Accrued lease expenses	5,121,732	6,543,998	7,460,852
Changes in operating assets and liabilities:
Increase in receivable from utility	(5,089,806)	(67,859)	(569,456)
Decrease (increase) in unrecognized prior pension service cost	400,458	45,849	(106,637)
Decrease (increase) in other current assets	247,452	(318,987)	164,510
Decrease (increase) in other assets	(723)	83,408	(20,730)
Decrease (increase) in accounts payable and accrued expenses	380,933	(672,578)	1,917,062
Decrease in long-term debt to supplier	—	(97,893)	(92,553)

Net cash (used for) provided by operating activities	(4,001,701)	328,088	2,687,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	(409,607)	(130,121)	(427,104)
Cash paid for the acquisition of Microgy, net of cash acquired	—	—	(412,120)
Property, plant and equipment expenditures	(7,739)	(50,533)	(232,691)

Net cash used for investing activities	(417,346)	(180,654)	(1,071,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	(5,000)	(5,000)	(5,000)
Dividend payments	—	—	(171,102)
Private placement of common stock	718,000	1,039,999	—
Borrowings under secured promissory note payable	3,700,000	—	—
(Repayments) borrowings under Secured promissory note payable to related party	(750,000)	—	750,000
Repurchase of Treasury stock	(21,273)	(167,858)	—
Borrowings under officer notes receivable	—	—	(200,000)
Repayment of secured promissory note payable	(447,902)	(148,310)	(202,826)
Exercise of stock options	19,200
Net borrowings under working capital loan	1,916,149	(599,793)	(1,626,056)

Net cash provided by (used for) financing activities	5,129,174	119,038	(1,454,984)

INCREASE IN CASH AND CASH EQUIVALENTS	710,127	266,472	160,605

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	734,743	468,271	307,666

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,444,870	$734,743	$468,271

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE A — BUSINESS AND ORGANIZATION

Environmental Power Corporation (individually “EPC” or consolidated “We”) is an independent developer and owner of generating facilities powered by non-commodity fuels and renewable energy sources. Our operations are discussed further in the following sections.

Buzzard Power Corporation

The Scrubgrass plant, located on a 600 acre site in Venango County, Pennsylvania, is an approximately 83 Megawatt waste coal-fired electric generating station (the “Facility”) which was constructed by Bechtel Power Corporation. On June 30, 1994, Buzzard Power Corporation (“Buzzard”), a subsidiary of EPC, entered into an agreement to lease the Facility from Scrubgrass Generating Company, L.P. (the “Lessor”), a joint venture of certain wholly owned indirect subsidiaries of PG&E Corporation and Bechtel Generating Company, Inc. On October 20, 1998, Bechtel Generating Company, Inc. transferred its interest in the Lessor to a wholly owned subsidiary of Cogentrix Energy, Inc. The lease provides for an initial term of 22 years with a renewal option for up to 3 years. Pursuant to the lease, the Lessor assigned to Buzzard all principal project agreements and its rights and obligations there under including, but not limited to, the power purchase agreement, management services agreement, operations and maintenance agreement, limestone supply agreements, ground lease agreements, fuel agreements and transportation and materials handling agreements. EPC has pledged Buzzard’s common stock to the Lessor as security for Buzzard’s performance of its obligations as lessee. Power Services Company (formerly PG&E National Energy Group Company) (the “Manager”), a wholly owned, indirect subsidiary of NEGT, Inc., manages the business activities of the Facility pursuant to the management services agreement.

U.S. Operating Services Company (formerly PG&E Operating Services Company) (the “Operator”), a wholly owned, indirect subsidiary of NEGT, Inc., operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the “O&M”). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the O&M, the Operator can incur a liability not to exceed its management fee if the Operator does not achieve certain targeted output performance levels.

Buzzard maintains a long-term supply agreement with Quality Aggregates, Inc. to supply the Scrubgrass plant with limestone which, in September 2000, was extended through the year 2008 and which may be extended up to 10 additional years. Buzzard also maintains a 15-year agreement with Savage Industries, Inc. for the transportation of fuel, ash and limestone which expires in 2005. The costs established under these agreements will escalate at partially fixed and partially indexed rates.

Buzzard sells electric output to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, pursuant to a twenty-five year Power Sales Agreement (“PSA”) which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kWh and which escalated at 5% per year through calendar year 2000. For the years 2001 through 2012, the PSA provides for a rate equal to the greater of an inflation adjusted rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by FirstEnergy Group from, or sale by FirstEnergy Group to, the Pennsylvania-New Jersey-Maryland Interconnection). For years 2005 through 2012, we estimate that the prevailing rate will be lower than the 5% increase which is currently assumed. This will result in a decrease in average bill rate between 2004 and 2005. For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Facility achieved commercial operation on June 8, 1993.

Buzzard deposits all revenues earned under the PSA into an account administered by a disbursement agent. Before Buzzard can receive cash generated by the Scrubgrass plant, all operating expenses, base lease payments (which are described below), restricted cash deposits and other subordinated payments must be satisfied. Buzzard, as lessee, is required to pay the Lessor, in addition to a specified base rent, which consists of all of the Lessor’s debt service, equity repayment, base return on equity and related expenses, and an additional rent of 50 percent of the net cash flows Buzzard receives from the Scrubgrass plant’s operations. Buzzard is not required to fund operating losses, or otherwise invest further, from sources outside of the Scrubgrass plant.

Buzzard and the Lessor have various debt obligations related to Scrubgrass. As discussed above, Buzzard is required to pay the principal, interest and fees for the Lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. The Scrubgrass plant had the following debt obligations as of December 31, 2003 and 2002:

	Balance at December 31, 2003	Balance at December 31, 2002
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	6,268,163	8,700,913	7.6725%
Variable rate term loan (2004)	3,687,000	7,089,016	LIBOR + 1.250%
Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	389,535	837,437	LIBOR + 1.250%
Working capital loan (2008)	2,433,261	517,112	LIBOR + 1.250%

The Lessor’s debt obligations and Buzzard’s debt obligation incur interest at either quoted rates, rates fixed by swap agreements, or variable rates which are based on the London Interbank Offering Rate (“LIBOR”). On December 22, 1995, the Lessor entered into an interest rate swap arrangement which fixed the LIBOR component for the life of its swap rate term loan at 6.4225% As a result, the interest rate for the swap-rate term loan was fixed at 7.5475% (LIBOR + 1.125%) through December 31, 2000 and 7.6725% (LIBOR + 1.25%) for the remaining term of the obligation. The Lessor’s tax-exempt bonds incurred interest at floating rates ranging from 0.80% to 1.35% and 1.10% to 1.85% during 2003 and 2002, respectively. Under the terms of the Lessor’s loan agreements, we are subject to various customary financial and operating covenants. As of December 31, 2003 and 2002, we were in compliance with these covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection (the “Regional Authorities”) granted Nitrogen Oxide Ozone Transport Region Budget Allowances (“NOx Credits”) to Environmental Power Corp. based on numerous factors that primarily pertain to the design and operation of the Facility. We are required annually to maintain sufficient NOx Credits which equal or exceed the quantity of its nitrogen oxide emissions during a specified seasonal period (the “ozone season”). If our nitrogen oxide emissions exceed its available NOx Credits, we would be subject to fines by the Regional Authorities. During 2000, we installed machinery, costing $811,568, which has significantly reduced our nitrogen oxide emissions. Accordingly, we anticipate that it may not require a portion of its future NOx Credits to maintain its compliance with the applicable regulations. Because NOx Credits are transferable and marketable, we have sold for delivery through 2007 and may sell, from time to time, our available NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. We received net proceeds from NOx Credit transactions of $2,428,200 in 2002, which has been reported as other income in the accompanying consolidated statements of operations.

In June 2003, we created a wholly owned subsidiary, EPC Corporation, which holds our investment in Buzzard Power. In September 2003, EPC Corporation obtained a $3,700,000 loan from ArcLight Capital Partners. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard will be used to repay this note. As an incentive fee for providing this note, we have also granted ArcLight a participation right in a portion of the distributions after the note has been repaid. They will receive half of the distributions after the note has been repaid in full and after EPC alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24 month period. As of the date of this filing, we have satisfied this requirement for the next 22 months.

Microgy Cogeneration Systems

In the second half of 2001, we acquired Microgy Cogeneration Systems, Inc., a development-stage company based in Golden, Colorado. The acquisition is described in Note C to our consolidated financial statements. Microgy intends to market and operate in the renewable energy and distributed generation sectors of the electric energy industry and the pollution mitigation area of the agricultural industry. Microgy has an exclusive license to an anaerobic digestion technology that is designed to provide efficient conversion of certain agricultural wastes into combustible biogas and an environmentally improved waste effluent. Microgy also has a license for a micro-turbine technology which it is currently evaluating.

The licensor of the anaerobic digester technology is Danish Biogas Technology A/S (“DBT”). DBT is 50% owned by Schouw & Co., a Danish public company and 50% by DDH Contractors A/S, a Danish engineering firm. On May 12, 2000, Microgy entered into a revised licensing agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies in its cogeneration facilities, including the anaerobic digestion technology. This agreement superseded previous license agreements. As part of the agreement renegotiated in 2003, DBT will receive fixed payments for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating.

Microgy plans to develop projects based upon the anaerobic digestion technology license and may hold various interests in these facilities. Microgy’s present business strategy anticipates the outright sale of facilities, however, in some instances, Microgy may own some or a portion of the projects. In addition, Microgy may or may not operate and/or manage the facilities. These facilities are expected to deliver renewable energy for supply to the utility grid and provide pollution control benefits to the agricultural markets.

Sunnyside Project

The Sunnyside Project is an approximately 51 Megawatt (net) waste coal-fired facility located at a site adjacent to the Sunnyside Coal Mine in Carbon County, Utah. We sold its remaining interest in the Sunnyside Project on December 31, 1994 to B&W Sunnyside, L.P. and NRG Sunnyside, Inc. (the “Purchasers”). From May 1996 to April 2001, we had been involved in a legal proceeding to collect the Purchasers’ remaining obligations from the sale.

On April 10, 2001, we received aggregate proceeds of $1,500,000 from the Purchasers and resolved the litigation by executing a Binding Settlement Agreement dated April 9, 2001 (“the Settlement”). At the time of making the Settlement, we had contingent obligations of $1,218,078 recorded on our consolidated balance sheet. The contingent obligations were principally expenses for the sale of the Sunnyside Project which were payable upon collection of the Purchasers’ obligations. In the Settlement, we were formally released from contingent obligations of $177,962. We have also been released as a result of the statute of limitations or by the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated statement of operations for 2001.

Because of the terms of the Settlement, which terms represented a substantial compromise of our previous claims against the Purchasers; we are presently considering its rights and obligations with respect to the remaining contingent obligations. Until we resolve these remaining issues, the unsettled contingent obligations will remain recorded on our consolidated balance sheet.

Management’s Plans

Our plans are to continue to invest in the expansion of Microgy. On March 17, 2004, the Company announced that it is conducting a private placement of up to $5,040,000 of its equity securities, through its agent. The Company raised additional capital in private placements of securities in both 2002 and 2003. If we were unable to raise additional capital, we would need to curtail substantially all of the Microgy operations and cut corporate overhead, in order to meet our ongoing obligations and maintain our operations over the next 12 months.

NOTE B — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the accounts of Microgy from the date of acquisition (July 23, 2001) (See Note C).

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

Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass plant pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw (See Note A). We make scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures.

Non-Cash Activities: We had the following non-cash investing and financing activities during 2003:

Description	Value
Fair value of 808,456 shares and 950,000 options issued for consulting services and salaries:	$713,111

Fuel Inventory: Fuel inventory for the Scrubgrass plant consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

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

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $453,204 and $267,323 at December 31, 2003 and 2002, respectively. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002 and December 31, 2003. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of December 31, 2002 and December 31, 2003. The future estimated amortization expense for licensed technology rights is as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	2,329,296	$3,256,796

Deferred Financing Costs: In 1997 and 1995, we incurred deferred financing costs of $139,925 and $300,000, respectively, in connection with restructuring debt related to the Scrubgrass plant. Deferred financing costs are being amortized over the lives of the related debt which range from three to nine years. Accumulated amortization of deferred financing costs was $425,075 and $389,435 at December 31, 2003 and 2002, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass plant. Accumulated amortization of lease rights was $1,415,565 and $1,266,561 at December 31, 2003 and 2002, respectively.

Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, we have entered into a long-term agreement, to provide electricity to Penelec, which provides for scheduled rate increases. In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $75,314,725 and $70,192,993 at December 31, 2003 and 2002, respectively, and represents the portion of revenue earned that has not yet been received.

As discussed in Note A, we have entered into a long-term lease agreement for the Scrubgrass plant which provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $75,314,725 and $70,192,993 at December 31, 2003 and 2002, respectively, and represents the portion of lease expense that has not yet been paid.

Deferred Gain: Our sale of the Scrubgrass plant on December 28, 1990 was not treated as a sale for financial accounting purposes. Accordingly, we removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass plant and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass plant in 1990. The deferred gain is being amortized over the 22-year minimum lease term given that we have continuing involvement, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $2,929,902 and $2,621,491 at December 31, 2003 and 2002, respectively.

Major Maintenance: We record the expense of major equipment overhauls as incurred.

Interest Payments: We classify interest payments according to the nature of our contractual obligations. Our base lease payments for interest on the Lessor’s debt obligations are reported as lease expense. Our interest payments on our own debt obligations are reported as interest expense. We paid interest on our debt obligations of $100,785, $141,526, and $196,811 during the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, we accrued interest of $216,160 on the ArcLight loan .

Income Taxes: We account for income taxes in accordance SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the tax benefit of net operating loss carry forwards when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less Buzzard’s preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Year Ended December 31, 2003
Loss available to shareholders	$(978,159)	23,631,967	$(0.04)
Effect of dividends to preferred stockholders	(5,000)	—	—

Basic EPS — Loss available to shareholders	$(983,159)	23,631,967	$(0.04)
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS — Loss available to shareholders	$(983,159)	23,631,967	$(0.04)

Year Ended December 31, 2002
Income available to shareholders	$1,138,383	20,720,614	$0.05
Effect of dividends to preferred stockholders	(5,000)	—	—

Basic EPS — Income available to shareholders	$1,133,383	20,720,614	$0.05
Assumed exercise of dilutive stock options	—	90,209	—

Diluted EPS — Income available to shareholders	$1,133,383	20,810,823	$0.05

Year Ended December 31, 2001
Income available to shareholders	$1,679,331	14,144,222	$0.12
Effect of dividends to preferred stockholders	(5,000)	—	—

Basic EPS — Income available to shareholders	$1,674,331	14,144,222	$0.12
Assumed conversion of preferred stock		585,155
Assumed exercise of dilutive stock options	—	16,318	—

Diluted EPS — Income available to shareholders	$1,674,331	14,745,695	$0.11

As of December 31, 2003 and 2002 respectively, there were outstanding options and warrants to purchase 4,672,962 and 1,116,962 shares of our common stock which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2013.

Stock Options: As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” we account for employee and director stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, compensation expense has not been recorded as our options have been issued at an option price equal to the quoted market price on the date of the grant. Compensation expense is recorded for those options issued outside of option plans. During 2003 and 2002, respectively, we recognized $713,111 and $49,707 in stock-based compensation expense for stock and options issued outside of its option plans for employees and directors.

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

	Year Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Fair Market Per Share	$0.25	$0.38	$0.28
Assumptions
Risk-free rate of return	3.33%	3.82%	3.73%
Volatility	113.20%	74.31%	88.04%
Expected Annual Dividend Yield	0%	0%	0%
Option Life (years)	7	10	2

Compensation expense under the intrinsic value method	$713,111	$49,707	$113,600
Net (Loss) Income available to common shareholders	(983,159)	1,133,383	1,674,331
Additional Compensation Expense under SFAS 123, net of taxes	(60,570)	51,896	3,118

Net Income (Loss) available to common shareholders under SFAS 123	$(1,043,729)	$1,081,487	$1,671,213
Basic EPS, as reported	$(0.04)	$0.05	$0.12
Basic EPS, under SFAS 123	$(0.04)	$0.05	$0.12
Diluted EPS, as reported	$(0.04)	$0.05	$0.11
Diluted EPS, under SFAS 123	$(0.04)	$0.05	$0.11

Derivative Instruments and Hedging Activities: On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not have any derivative instruments which should be recognized in our financial statements. However, the Lessor has certain interest rate swap arrangements with financial institutions that meet the definition of derivative instruments under SFAS No. 133. Since Buzzard funds the Lessor’s debt obligations as a base lease payment, we have disclosed in Note M certain information about the Lessor’s derivative instruments.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No 146 “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. No exit or disposal activities occurred in 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 were effective for the fiscal year ended December 31, 2002. The disclosure provisions of SFAS No. 148 were adopted in 2002.

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

In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

NOTE C – ACQUISITION

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

Under the terms of a Registration Rights Agreement dated July 23, 2001, we were required to file a resale registration statement for the former Microgy security holders by November 30, 2001. In November 2001, the deadline for filing the registration statement was extended to March 31, 2002. The registration statement was filed on April 4, 2002. It did not go effective.

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

Components of Purchase Price	Number Of Units	Fair Value
Common stock	8,844,870	$6,837,084
Common stock options	141,329	11,967
Common stock warrants	821,170	43,730
Acquisition costs	—	450,747

Total purchase price	9,807,369	$7,343,528

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of July 23, 2001. The fair values of the assets acquired and liabilities assumed are summarized as follows:

Assets Acquired and Liabilities Assumed	Fair Value
Cash	$18,306
Other current assets	4,662
Property plant, and equipment	29,127
Investment in projects	100,694
Licensed technology rights	3,710,000
Goodwill	4,912,866
Less: Liabilities assumed	(1,432,127)

Total Purchase Price	$7,343,528

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

On July 23, 2001, we commenced accounting for 100% of Microgy’s operations since the minority interest shareholders were no longer at risk for Microgy’s losses.

Pro Forma Information

The following summarized unaudited pro forma information assumes the acquisition of Microgy occurred on January 1, 2001. The unaudited pro forma results are not necessarily indicative of the results which might have been obtained had the acquisition occurred as of January 1, 2001, nor are they intended to be indicative of future results of operations. The amounts below do not include any amortization of goodwill or indefinite-lived intangible assets.

Year Ended
Pro Forma	December 31, 2001
Power generation revenues	$54,303,222
Net income	1,038,323
Basic earnings per common share	$0.05
Diluted earnings per common share	$0.05

NOTE D — OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2003 and 2002:

Other Current Assets	2003	2002
Fuel inventory	$485,021	$776,187
Prepaid expenses	178,332	149,487
Deposits and other current assets	15,772	903

	$679,125	$926,577

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2003 and 2002:

Property, Plant and Equipment	2003	2002
Power generating facilities:

Machinery and equipment modifications—Scrubgrass	$1,163,863	$1,163,863
Less: Accumulated depreciation	(782,407)	(683,184)

Sub-Total	381,456	480,679
Office:
Equipment and furniture	125,726	117,987
Less: Accumulated depreciation	(71,666)	(46,059)

Sub-Total	$54,060	$71,928

	$435,516	$552,607

During 2003 we had no retirements of property, plant and equipment. In 2002, we retired from service and removed from its balance sheet fully depreciated property, plant and equipment with an original cost of $15,832. Depreciation expense for the years ended 2003, 2002 and 2001 was $124,830, $150,756, and $167,003, respectively.

NOTE F — OTHER ASSETS

Other assets consist of the following as of December 31, 2003 and 2002:

Other Assets	2003	2002
Scrubgrass plant deposits	$324,746	$361,098
Deferred financing costs (See Note B)	14,850	50,490
Security deposits	$48,115	$11,040

	$387,711	$422,628

Scrubgrass plant deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites.

NOTE G — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2003 and 2002:

Accounts Payable and Accrued Expenses	2003	2002
Accounts payable	$6,333,158	$4,547,993
Accrued expenses	2,720,236	3,113,548
Corporate taxes payable	389,111	887,947
Accrued benefit liability	600,485	1,100,604

	$10,042,990	$9,650,092

NOTE H – RETIREMENT PLAN

Effective January 1, 1998 we established a non-contributory defined benefit pension plan (the “Plan”) covering all of its employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at normal retirement age 62 are based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement which would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

As of January 1, 1998, the commencement date for the Plan, we had a projected benefit obligation of $871,130. The projected benefit obligation as of January 1, 1998 is being amortized as a prior service cost over 18 years which represents the average future years of service for the participants in the Plan at that date.

As of January 1, 2003 we amended the Plan. Certain employees after 2002 will have an accrued benefit plus the benefit earned under the new formula applied to years of credited service earned after 2002. The normal retirement age is now age 65. The amended plan has a two year waiting period before employees enter the plan, it was previously one year. Employees who join the plan after two years will be fully vested at that time. The benefit is now accrued at 1.5% of the average monthly compensation for each year of credited service, without a cap. This amendment resulted in a gain of $384,359.

The following table sets forth the changes during 2003 and 2002 in the projected benefit obligation for the Plan:

Projected Benefit Obligation	2003	2002

Projected benefit obligation, beginning of the year	$2,083,278	$1,694,111
Service cost	153,181	220,785
Interest cost	127,080	114,352
Gain due to plan amendment	(384,359)	—
Actuarial loss	87,980	54,030

Projected benefit obligation, end of the year	$2,067,160	$2,083,278

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2003 and 2002:

Accrued Pension Costs	2003	2002
Projected benefit obligation	$2,067,160	$2,083,278
Accumulated benefit obligation	1,987,084	1,951,650
Fair market value of Plan assets	(1,386,598)	(851,046)
Unfunded projected benefit obligation	680,562	1,232,232

The amounts recognized in the consolidated balance sheets as of December 31, 2003 and 2002 consist of:

Balance Sheet Pension Items	2003	2002
Accrued benefit liability	$600,485	$1,100,604
Intangible asset – unrecognized prior service cost	(241,427)	(641,885)
Accumulated other comprehensive income	(537,862)	(507,037)

Net amount recognized	$(178,804)	$(48,318)

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses and unrecognized prior pension service cost, respectively on the consolidated balance sheets. Accumulated other comprehensive income is reported, net of tax of $213,046 and $194,187, at December 31, 2003 and 2002, respectively, in stockholders’ equity on the consolidated balance sheet.

The following table sets forth the changes during 2003 and 2002 in the fair market value of Plan assets:

Plan Asset Changes	2003	2002
Fair market value of Plan assets, beginning of the period	$851,046	$599,577
Contributions by us to the Plan	373,134	382,890
Benefits paid	(43,403)	—
Return on Plan assets, net of expenses	205,821	(131,421)

Fair market value of Plan assets, end of the period	$1,386,598	$851,046

Our net periodic pension cost for 2003 and 2002 are comprised of the following components:

Net Periodic Pension Cost	2003	2002
Service cost	$153,181	$220,785
Interest cost	127,080	114,352
Expected return on assets	(74,203)	(47,966)
Amortization of actuarial loss	16,099	19,653
Amortization of prior service cost	20,492	45,849

Net periodic pension cost	$242,649	$352,673

The actuarial assumptions used in 2003 and 2002 to determine the pension benefits for the Plan were:

Actuarial Assumptions	2003	2002
Weighted average discount rate	5.75%	6.10%
Expected long-term return on Plan assets	8.00%	8.00%
Weighted average rate of increase in compensation levels	5.00%	5.00%

The expected long-term return on plan assets is based upon the long run performance of the S&P 500, which serves as the benchmark for the asset allocation style.

Our pension plan weighted average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

Asset Allocation	2003	2002

Equity securities	64%	95%
Fixed Income securities	27%	0%
Cash	9%	5%
Total	100%	100%

Our investment strategy has been to emphasize growth over time but also provide current income. Our investments are allocated to Large-Cap Growth stocks, Large-Cap Value stocks, Mid-Cap Value stocks, International stocks, and Fixed Income and cash. The long run asset allocation target is benchmarked to a Style Index, represented by 100% S&P 500 with Dividends.

We expect to contribute $403,651 to the plan in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2004	2005	2006	2007	2008	Thereafter
$—	220,000	218,073	215,890	213,455	3,657,701

NOTE I — OTHER CURRENT LIABILITIES

Other current liabilities consist of the following as of December 31, 2003 and 2002:

Other Current Liabilities	2003	2002
Scrubgrass plant working capital loan	$2,433,261	$517,112
Scrubgrass plant note payable-current portion (See Note J)	389,535	447,902

TOTAL	$2,822,796	$965,014

The Scrubgrass plant working capital loan represents outstanding borrowings due to the Lessor under a Lessee Working Capital Loan Agreement. Under the terms of this agreement, which expires in December 2008, Buzzard may borrow up to $4 million for the ongoing working capital requirements of the Scrubgrass plant. Buzzard paid interest on the outstanding borrowings under this agreement at LIBOR plus 1.25% during 2003 and 2002 (2.41% as of December 31, 2003 and ranged from 2.35% to 2.69% during 2003 and 2.63% to 3.12% during 2002).

NOTE J — SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 2003 and 2002 consist of:

Secured Promissory Notes Payable and Other Borrowings	2003	2002
Scrubgrass plant note payable (See Note I)	$—	$389,535
Sunnyside plant obligations (See Note A)	583,030	583,030
Arclight Note Payable, net of debt discount and accrued interest	3,700,000	—
Accrued interest expense, added to principal balance	216,160	—

TOTAL	$4,499,190	$972,565

The Scrubgrass plant note payable represents an installment obligation that was incurred as part of the Lessor’s debt restructuring in December 1995, when Buzzard extended the term of certain current liabilities through 2004. Buzzard paid interest on the outstanding borrowings under the Scrubgrass plant note payable at LIBOR plus 1.25% (2.42% as of December 31, 2003 and ranging from 2.17% to 2.98% during 2003 and 2.63% to 3.12% during 2002). The scheduled aggregate annual repayment for the Scrubgrass plant note payable is $389,535 in 2004.

The ArcLight Loan—In September 2003, we secured a $3,700,000 loan from ArcLight. The principal note carries an interest rate of 20%. Any unpaid interest that has accrued on the 15th of each month shall be capitalized and added to the balance of the note.

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid and annual management fee of $75,000.

Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal.

In relation to the ArcLight loan, we granted participation rights to share in 50% of the distributions from Buzzard after the $3,700,000 loan and any accrued interest is repaid and after we receive an additional $1,400,000 in distributions. This right terminates on December 31, 2012.

We are required to use all of the distributions from Buzzard to repay this loan and are only required to make payments when we receive distributions. However, we are required to make at least one payment in a 24 month period. We are also required to provide ArcLight with financial statements. We are prohibited from incurring additional debt at EPC Corporation, our wholly-owned subsidiary. We are in full compliance with our covenants.

NOTE K — INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2003, 2002 and 2001:

ANALYSIS INCOME TAX (BENEFIT) EXPENSE	2003	2002	2001
Current
Federal	$(320,211)	$511,380	$788,843
State	187,905	248,627	480,186

Total current tax (benefit) expense	$(132,306)	$760,007	$1,269,029

Deferred
Federal	$127,553	$135,910	$90,530
State	(21,172)	(38,642)	13,895

Total deferred tax expense	106,381	97,268	104,425

TOTAL INCOME TAX (BENEFIT) EXPENSE	$(25,925)	$857,274	$1,373,454

Income taxes paid during the years ended December 31, 2003, 2002 and 2001 amounted to $656,930, $1,172,127, and $855,363, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2003	2002	2001
Federal tax (benefit) expense at 34%	$(384,368)	$678,523	$1,037,947
State tax expense, net of federal tax benefit	110,044	89,364	320,249
State tax valuation allowance, net of federal tax benefit	—	85,827	8,856
Federal valuation allowance	236,241	—	—
Permanent differences	12,158	3,560	5,141
Other	—	—	1,261
TOTAL INCOME TAX (BENEFIT) EXPENSE	$(25,925)	$857,274	$1,373,454

The components of the net deferred income tax (asset) liability as of December 31, 2003 and 2002 are as follows:

ANALYSIS OF DEFERRED TAX (ASSET) LIABILITY	2003	2002
Deferred tax assets
Accrued lease expense	$30,572,808	$28,493,722
Deferred tax effect of the sale of the Scrubgrass plant for which the net gain was deferred for financial reporting purposes	770,562	832,238
Capital loss carry forwards	—	99,025
Stocks and warrants	156,577	75,838
Other comprehensive income	213,047	205,199
Pre-acquisition net operating loss carry forward of Microgy	497,285	497,285
Federal NOL & AMT Credits	429,205	—
State net operating loss carry forwards	20,570	94,681

Total deferred tax assets	$32,660,054	$30,297,990
Deferred tax liabilities
Accrued power generation revenue	$30,572,808	$28,493,722
Defined benefit pension plan contribution	234,574	175,163
Licensed technology rights	1,206,832	1,275,712
Other	—	204,339

Total deferred tax liabilities	$32,014,214	$30,148,936
Less: valuation allowances	(645,840)	(227,123)

DEFERRED INCOME TAX LIABILITY, net	$0	$78,071

As of December 31, 2003, we have Federal and state net operating loss carry forwards of $2,276,342 and $1,666,094, respectively, which are available to reduce future taxable income. These net operating loss carry forwards relate to the acquisition of Microgy and expire at various dates through 2020 as well as the Federal net operating loss generated in the current year. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of Microgy’s pre-acquisition net operating loss carry forwards is limited to $367,911 per year.

As of December 31, 2003, we had a $645,840 valuation reserve for the tax benefit of net operating loss carry forwards which may not be realized in the future. We expect that future taxable income would be sufficient to realize the tax benefits of the remaining net operating loss carry forwards.

NOTE L — SHAREHOLDERS’ EQUITY

Stock Options

In November 2001, our Board of Directors and stockholders approved the 2001 Stock Incentive Plan (“the 2001 Plan”), which provides for the award of up to 3,000,000 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case of individuals holding 10% or more of our common stock). During 2003, we granted options for 1,515,000 shares under the 2001 Plan. As of December 31, 2003, there were 888,038 shares available for grant under the 2001 Plan.

We have reserved 405,000 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under our 1993 Director Plan. The options granted under the 1993 Director Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted 155,000 shares in 2002 and 20,000 shares in 2001. As of December 31, 2002, the 1993 Director Plan has been terminated and replaced by the 2002 Director Plan.

In July 2002, our Board of Directors and stockholders approved the 2002 Director Option Plan (“the 2002 Plan”), which provides for the award of up to 2,000,000 shares of common stock to eligible directors of the company. The options granted under the 2002 Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted options for 450,000 shares under the 2002 Director Plan during 2003. As of December 31, 2003, there were 1,450,000 shares available for grant under the 2002 Director Plan.

During 2003, we granted options for 5,000,000 shares of common stock to related parties outside of stock plans. During 2002, we granted options for 120,000 shares of common stock to related parties outside of stock plans. These stock options and warrants are discussed in Note O.

Stock option transactions during 2003, 2002 and 2001 are summarized as follows:

Description	Shares	Exercise Price Range
Balance at January 1, 2001	60,000	0.50	1.69
Options Granted	1,456,866	0.43	3.08
Options Expired or Exercised	(845,537)

Balance at December 31, 2001	671,329	0.43	3.08
Options Granted	1,090,633	0.20	0.65
Options Expired or Exercised	—

Balance at December 31, 2002	1,761,962	0.20	3.08
Options Granted	6,965,000	0.17	1.75
Options Expired or Exercised	(415,000)

Balance at December 31, 2003	8,311,962	0.17	3.08

The following table summarizes information about our options outstanding as of December 31, 2003:

SUMMARY OF OPTIONS	Outstanding			Exercisable
	Shares	Remaining Life	Price	Shares	Price
$ 0 – $0.42	2,830,000	7.23	0.26	307,500	0.33
$0.43 – $0.63	1,069,000	6.71	0.49	744,000	0.47
$0.64 – $0.83	563,000	3.89	0.71	563,000	0.71
$0.83 – $3.08	3,849,962	6.29	1.29	917,962	1.39

TOTAL	8,311,962	6.50	0.80	2,532,462	0.84

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future.

Buzzard paid dividends of $5,000 per year to a preferred stockholder during 2003, 2002 and 2001. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2003.

Other Equity Transactions

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $645,948 as of December 31, 2003 and 2002. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors.

NOTE M — COMMITMENTS

Corporate

We are obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2003, the future minimum payments due under these leases are as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$110,518	97,671	93,716	13,411	0	0	$315,316

Rent expense for these operating leases was $107,180, $94,758 and $46,800 in 2003, 2002 and 2001, respectively.

We are obligated to make at least one payment in any 24-month period to satisfy the terms of the ArcLight loan, described above. All distributions from Buzzard will be used to repay these obligations. The future minimum principal repayments are:

2004	2005	2006	2007	2008	Thereafter	Total
$1	1	1	1	1	3,699,995	$3,700,000

Scrubgrass Plant

We are obligated under a facility lease related to the Scrubgrass plant. As of December 31, 2003, the estimated minimum lease payments over the remaining 14.5 year base term of the Scrubgrass lease are as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$19,703,000	21,715,000	26,058,000	28,910,000	31,762,000	249,240,000	$345,626,000

Our Scrubgrass plant lease expense was $22,382,152, $25,291,293, and $24,705,813 in 2003, 2002 and 2001, respectively. As discussed in Note A, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we has estimated its future minimum lease payments using average interest rates of 3.12% for the tax-exempt bonds and 7.795% for the variable rate term loan.

As discussed in Notes A and B, the Lessor has an interest rate swap arrangement for one of its term debt obligations which is considered a derivative instrument.

We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these non-cancelable obligations at December 31, 2003 are as follows (See Note A):

2004	2005	2006	2007	2008	Thereafter	Total
$2,433,000	2,513,000	2,599,000	2,687,000	2,385,000	8,687,000	$21,304,000

NOTE N — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2003 and 2002, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2003 and 2002, the carrying amounts for the long-term debt obligations also approximate fair value because 93% of such obligations or $139,287,000 incur interest at variable rates or quoted bond rates. The remainder of our long-term debt obligations of $6,268,163 and $3,700,000 mature in 2005 and 2012, respectively, and bear interest rates of 7.6725% and 20%, respectively.

NOTE O — RELATED PARTY TRANSACTIONS

In September 2001, we paid $150,000 to George Kast, previously a Principal Microgy Shareholder, a principal shareholder of EPC and Director, in full satisfaction of a pre-acquisition Microgy obligation.

On September 14, 2001, we borrowed $750,000 from Alco Financial Services, LLC (“Alco”). Robert Weisberg, a Director of Environmental Power, Corp. is the President, Director and a member of Alco. The loan was evidenced by a one-year promissory note that bears interest at the prime rate plus 3.5%. We also pay an administrative fee of 0.6% per month and paid a commitment fee of $7,500 to secure the loan. In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. During 2003, we recognized interest expense and administrative fees of $75,252 for this loan. The loan was fully discharged in September 2003 using proceeds from the ArcLight loan.

In May 2001, we granted Mr. Weisberg five-year options to purchase 100,000 shares of common stock at $.43 per share. In September 2001, we granted Mr. Weisberg five-year options to purchase 350,000 shares of common stock at $0.72 per share. The options were issued in exchange for Mr. Weisberg’s services performed for EPC. We reported the fair value of the securities granted to Mr. Weisberg as stock-based compensation in our general and administrative expenses for 2001. The fair value of the securities granted to Alco, along with the commitment fee and related legal expenses were reported as deferred financing costs and were amortized over the initial term of the loan.

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

On May 3, 2002, EPC exercised the option to purchase 120,000 shares of Mr. Brant’s Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 197,514 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph. On May 17, 2002, EPC exercised the option to purchase 20,260 shares of Mr. Brant’s Common Stock by a cash payment of $7,091. As of March 5, 2003 EPC had exercised the option to purchase 100% of the required 342,857 shares. The shares acquired by the Company from Mr. Brant are being held as treasury shares, reducing the outstanding Common Stock.

On May 22, 2002, EPC granted Madison Power a ten-year option to purchase 100,000 shares of common stock at $.58 per share. Edward Chapman, a Senior Vice President of EPC, is an owner of Madison Power. The options were issued in exchange for Mr. Chapman’s services prior to joining EPC as an employee. We recorded a $49,707 expense related to these options.

On June 12, 2003 we granted August Schumacher 50,000 options to purchase shares of common stock in lieu of cash compensation for services rendered as a Director of the company. No compensation expense was recorded since the fair value of the options was below the exercise price.

On June 23, 2003, we granted 100,000 shares of stock to Jeffrey Dasovich, an employee of the company, in lieu of cash compensation for services rendered between June 23, 2003 and September 1, 2003. We recorded a compensation expense of based on the closing share price of $0.29 on that day or a total of $29,000 for these options.

On July 3, 2003, we granted 5,000,000 options to purchase shares of common stock to Kamlesh Tejwani, President and Chief Executive Officer, as part of his compensation package. 2,500,000 vest on April 3, 2004 at an exercise price of $0.25 per option. 1,250,000 vest on January 3, 2005 at an exercise price of $1.00 per option. The remaining options vest on January 3, 2006 at an exercise price of $1.50 per option. No compensation expense was recorded since the fair value of the options was below the exercise price.

On July 29, 2003, we granted 625,000 shares of stock (over a five-month period) and 900,000 options to purchase shares of common stock to Steven Wildstein for consulting services rendered. The options vest over a six-month period at exercise prices ranging from $0.50 to $1.50 per option. These shares and options resulted in 2003 compensation expense of $559,073. Additional compensation expense will be recorded in 2004.

On July 29, 2003 and September 9, 2003, we granted Richard Steubi, 50,000 and 40,000 shares of stock, respectively, for services rendered. Mr. Steubi is President of Next Wave Energy, a consulting firm focused on renewable and alternative energy. These options were recorded as a $66,200 expense.

On August 8, 2003 we issued 15,839 shares of stock each to August Schumacher, Robert Weisberg, Jessie Knight Jr., and Peter Blampied, respectively. These shares were issued in lieu of cash compensation for services rendered as Directors of the company. The aggregate compensation expense recorded was $27,243 based upon the closing share price of $0.43 on the day of issue.

On October 29, 2003 we issued 30,100 shares of stock to various employees of the company as part of their incentive compensation. We recorded a $31,595 compensation expense for these shares of stock.

NOTE P — SEGMENT INFORMATION

We manage and evaluate its operations in two reportable business segments: Scrubgrass plant and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those technologies. Our reportable business segments, which are described in Note A, follow the same significant accounting policies discussed in Note B. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Scrubgrass Plant	Microgy	All Other Segments	Consolidated
Year Ended December 31, 2003
Power generation revenues	53,364,615	—	—	53,364,615
Pre-tax income (loss)	1,854,433	(1,718,108)	(1,140,409)	(1,004,084)
Identifiable Assets	93,205,799	8,634,334	1,314,235	103,154,368

Year Ended December 31, 2002
Power generation revenues	54,983,934	—	—	54,983,934
Pre-tax income (loss)	2,046,172	(2,586,146)	2,535,631	1,995,657
Identifiable Assets	83,106,156	8,415,600	1,436,143	92,957,899

Year Ended December 31, 2001
Power generation revenues	53,518,000	—	—	53,518,000
Pre-tax income (loss)	3,027,625	(492,008)	517,168	3,052,785
Identifiable Assets	76,358,553	8,668,675	539,018	85,566,246

There were no transactions between reportable business segments. Excluding reportable business segments, we had income from the settlement of the Sunnyside Project litigation, general corporate assets and operating activities for its corporate office. General corporate assets primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset. Since the Sunnyside Project is no longer an operating business, this income was not included in a reportable business segment and therefore is included in “Other” in the table above.

NOTE Q — SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following tables set forth certain unaudited quarterly data of the Company for each of the quarters since January 2002. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
POWER GENERATION REVENUES	$14,535,334	$12,553,759	$11,923,173	$14,352,349

OPERATING (LOSS) INCOME	$2,336,502	$(1,559,834)	$(1,197,130)	$(573,050)

NET (LOSS) INCOME	$1,149,468	$(801,958)	$(748,392)	$(577,277)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.04)	$(0.03)	$(0.02)
Diluted	$0.05	$(0.04)	$(0.03)	$(0.02)

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
POWER GENERATION REVENUES	$14,113,256	$11,977,205	$14,683,232	$14,210,241

OPERATING INCOME (LOSS)	$691,293	$(2,897,634)	$1,875,891	$(316,731)

NET INCOME (LOSS)	$1,766,650	$(1,742,507)	$875,839	$238,401

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.09	$(0.09)	$0.04	$0.01
Diluted	$0.09	$(0.09)	$0.04	$0.01

Exhibit Index

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	1993 Director Option Plan	W

4.05	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.06	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

4.07	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC	K

4.08	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2003, between the Company and Kamlesh Tejwani	Y

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC	D

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein.	D

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC	D

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.08	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

10.09	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani	Y

Exhibit No.	Description	Reference

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy M Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002.	Q

10.11	Purchase and Sale Agreements, dated as of December 16, 1998, January 4, 2000 and January 8, 2000, between PG&E Energy Trading—Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances.	F

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

Exhibit No.	Description	Reference

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group).	F

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company).	F

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995.	F

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P.	H

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	K

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.	K

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	G

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	I

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	F

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	I

Exhibit No.	Description	Reference

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	F

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	G

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	I

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.	F

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company.	J

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).	O

10.34*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S.	Y

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003.	X
10.36	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.37	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.38	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors.	Q

10.39	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.40	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.41	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998.	I

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc.	J

Exhibit No.	Description	Reference

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000.	X

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000	X

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50.	X

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00.	X

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

21.01	Subsidiaries of the Registrant	Y

23.01	Consent of Deloitte & Touche LLP	Y

31.01	Section 302 Certificate of Chief Executive Officer	Y

31.02	Section 302 Certificate of Chief Financial Officer	Y

32.01	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	Y

32.02	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	Y

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

E	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

F	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-15472).

G	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-15472).

H	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15472).

I	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15472).

J	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15472).

K	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15472).

L	Previously filed as an exhibit to Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

M	Previously filed as an exhibit to Schedule 13D filed by Daniel J. Eastman on August 2, 2001

N	Previously filed as an exhibit to our Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

O	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-15472).

P	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 33-98559).

Q	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2001 (commission File No. 0-15472).

R	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

S	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

T	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

U	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

V	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

W	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15472)

X	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-15472)

Y	Filed herewith

*	Confidential treatment requested.

(b) Reports on Form 8-K

•	On December 22, 2003, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation (“POWR”) had executed an agreement for construction and sale of the first digester project based upon Microgy technology.