Form 10-K/A
period 2003-12-31
ENVIRONMENTAL POWER CORP
filed 2004-04-30
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from _______________ to __________________

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $4,361,813 on June 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: On April 1, 2004 there were 26,744,735 outstanding shares of Common Stock, $.01 par value, of the registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Environmental Power Corporation (the “Company” or “EPC”) filed on March 30, 2004 with the Securities & Exchange Commission (the “SEC”) solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table sets forth the age and principal occupation of each of our directors during the past five years. Except for Mr. Weisberg who is a trustee for Pacific Income Advisors, 1299 Ocean Avenue, Suite 210, Santa Monica, California 90401 and Chairman of Oceans Casino Cruises, Inc., 647 East Dania Beach Boulevard, Dania Beach, FL 33004; Mr. Cooper who is an advisory director of Republic Financial Corporation, 3300 S. Parker Road, Aurora, CO 80014; and Mr. Knight who is a director of Avista Corporation, PO Box 3727, Spokane, WA 99220, and Alaska Air Group, Seattle, Washington 98268-0947 none of the other directors holds any other directorships in any company subject to the reporting requirements of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Name	Age	Principal Occupation
Joseph E. Cresci	61	Chairman and Director of Environmental Power Corporation (2003 – present); Chairman and Chief Executive Officer of Environmental Power Corporation (1982 – 2003)
Kamlesh R. Tejwani	43	President and Chief Executive Officer (2003 – present); President, Target Capital Corporation (1996 – 2003); Chairman and Chief Executive Officer, Air-Cure Technologies, Inc. (1990 – 1995)
Donald A. Livingston	61	Executive Vice President of Environmental Power Corporation (2003 – present); President of Microgy (July 2001 – present); President and Chief Operating Officer of Environmental Power Corporation (1991 – 2003);
John R. Cooper	56	President of Finance and Energy Advisory Services, LLC (2003 – Present); Independent Director, Criimi Mae (2000 – 2003); Sr. Vice President, Treasurer and Principal Financial Officer, PG&E National Energy Group (1989 – 2003)
Robert I. Weisberg	57	Managing Partner, Alco Financial Services, LLC (1997 – present); Chairman, President and CEO, Oceans Casino Cruises, Inc. (2004 – present); Trustee, Pacific Income Advisors (1998 – present); President and Chief Executive Officer, Pro-Care Financial Group, Inc. (1994 – 1997)
August Schumacher, Jr.	64	Managing Director, Washington D.C. Operations, SJH and Co., (2001 – present); Consultant, W.K.K. Kellogg Foundation (2001 – present); Under Secretary of Farm and Foreign Agricultural Service, U.S. Dept of Agriculture (1997 – 2001); Administrator, Foreign Agricultural Service, U.S. Dept. of Agriculture (1994 – 1997); Senior Agricultural Project Manager, World Bank (1990 – 1994); Commissioner of Food and Agriculture, Commonwealth of Massachusetts (1984 – 1990)
Jessie J. Knight, Jr.	53	President and Chief Executive Officer, San Diego Regional Chamber of Commerce (1998 – Present); Director, Avista Corporation (1999 – Present); Director Alaska Air Group (2002 – Present); Commissioner, Electric, Gas and Telecommunications, California Public Utilities Commission (1993 – 1998)

Executive Officers

Our executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

Name	Age	Position
Joseph E. Cresci	61	Chairman
Kamlesh R. Tejwani	43	President and Chief Executive Officer
Donald A. Livingston	61	Executive Vice President
R. Jeffrey Macartney	49	Chief Financial Officer and Treasurer

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

Identification of Audit Committee and Audit Committee Financial Expert

EPC has a separately-designated standing Audit Committee of the board of directors, which provides the opportunity for direct contact between EPC’s independent auditors and the board of directors. The Audit Committee is currently comprised of Messrs. Cooper, Weisberg and Knight, and was established in accordance with section 3(a)(58)(A) of the Exchange Act. The board of directors of EPC has designated Mr. Cooper as an audit committee financial expert under Item 401(h) of Regulation S-K. Mr. Cooper is “independent” as defined under applicable SEC rules as well as NASDAQ rules applicable to issuers listed on the NASDAQ Stock Market; although EPC is not so listed, EPC has chosen to follow the NASDAQ rules as closely as possible.

Code of Ethics

EPC has not adopted a formal code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. EPC has not adopted such a formal code of ethics at this time due to the long-standing company policies already in place applicable to all employees, its emphasis on hiring persons of the highest integrity, and the close, collaborative manner in which the individuals fulfilling these functions work together. EPC will consider adopting such a code of ethics in the future as circumstances warrant.

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

We believe, based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, that no additional forms were required for those persons and that our officers, directors and greater than ten-percent beneficial owners complied with all filing requirements applicable to them for 2003, except for the following:

2003 Section 16a Compliance
Individual	Form	Reason of Event – Transaction Code	Number of Shares/ Options Granted	Granted Under	Date of Event	Reporting Time Allowance	Date Form Filed with SEC	Filing Late by
Cooper, John R.	3	New Director			8/6/03	2	9/4/03	27 days
Cooper, John R.	4	A	100,000	Restated 2002 Director Option Plan	8/6/03	10	9/4/03	19 days
Knight Jr., Jessie J.	4	A	100,000	Restated 2002 Director Option Plan	10/27/03	2	10/30/03	1 day
Knight Jr., Jessie J.	4	J	15,839	2001 Stock Incentive Plan	8/8/03	2	9/16/03	37 days
Tejwani, Kamlesh	3	New Executive			7/3/03	10	7/31/03	18 days
Tejwani, Kamlesh	4	A	5,000,000	Option Outside of Plan	7/3/03	2	3/31/04	302 days*
Weisberg, Robert	4	P	156,250	Private Placement	7/1/03	2	Not filed**

*	While the Company’s board of directors approved this opinion grant on July 3, 2003, the agreement documenting this option was not finalized until September 2003. The option agreement was then subsequently amended in December 2003 and March 2004. The failure to file the applicable Form 4 was due in part to the continuing changes in the underlying option agreement.

**	Please see footnote 4 to the table on page 14 setting forth the beneficial ownership of directors and officers. The Company is working with Mr. Weisberg to rectify the ownership records with respect to these shares and to file the required Form 4.

The Company has adopted procedures in order to assist its directors and officers in complying with their Section 16(a) reporting requirements in a more timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table: The following table sets forth certain information with respect to the annual and long-term compensation of our Chief Executive Officer, Chief Operating Officer and each other executive officer earning in excess of

$100,000 in salary and bonus in 2003 for the three fiscal years ended December 31, 2003. Such persons are referred to as the Named Executives.

Name		Annual Compensation			Long-Term Compensation
Principal Position	Year	Salary		Bonus	Restricted Stock	Options
Joseph E. Cresci Chairman	2003 2002 2001	$ $ $	330,000 400,000 285,417	— — —	— — —	— — —

Kamlesh Tejwani President and Chief Executive Officer Mr. Tejwani joined EPC on July 3, 2003	2003 2002 2001		$110,913 — —	— — —	— — —	5,000,000 — —

Donald A. Livingston Executive Vice President	2003 2002 2001	$ $ $	378,900 400,000 285,417	— — —	— — —	— — —

R. Jeffrey Macartney Chief Financial Officer and Treasurer Mr. Macartney joined EPC on April 26, 2002	2003 2002 2001	$ $	148,667 109,333 —	— — —	— — —	300,000 100,000 —

Stock Option Grants: The following table contains information concerning the grant of stock options made during 2003 to the Named Executives.

2003 Option Grants	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees	Exercise Price (Avg.)	Expiration Date	Value of Options at Time of Issue
Joseph E. Cresci	—		0.00%	$—	—	$—
Kamlesh Tejwani	5,000,000	(1)	71.79%	$0.71	1/3/2011	$772,645	(2)
Donald A. Livingston	—		0.00%	$—	—	$—
R. Jeffrey Macartney	300,000	(3)	4.31%	$0.88	12/16/2013	$256,051	(4)

(1) These options were issued outside of any compensation plan approved by security holders. On March 29, 2004, the Company and Mr. Tejwani entered into an amendment to the option agreement relating to these options pursuant to which 1,000,000 of these options were rescinded. The remaining options vest in two tranches of 2,500,000 options and 1,500,000 options upon the achievement of specific performance goals.

(2) Calculated using Black-Scholes Option Pricing Model with the following assumptions: stock price of $0.20, annual volatility of 100.41%, no dividends, maturity of 8 years, and interest rate of 3.67%.

(3) Options issued under the Company’s 2001 Stock Incentive Plan. Options vest as to 75,000 shares on each of the first four anniversaries of the October 29, 2003 grant date.

(4) Calculated using Black-Scholes Option Pricing Model with the following assumptions: stock price of $0.88, annual volatility of 131.72%, no dividends, maturity of 10 years, and interest rate of 4.24%.

Option Exercises and Year-End Value Table: The following table sets forth information regarding the exercise of stock options during 2003 and the number and value of unexercised options held at December 31, 2003 by each Named Executive.

	Options Exercised		Number of Securities Underlying Unexercised Options		Value of Unexercised “In-the-Money” Options(1)
2003 Option Exercises & Year- End Option Values	Shares Acquired	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph E. Cresci	—	$—	—	—	$—	$—
Kamlesh Tejwani	—	$—	—	5,000,000	$—	$1,625,000
Donald A. Livingston	—	$—	—	—	$—	$—
R. Jeffrey Macartney	—	$—	25,000	375,000	$8,000	$30,000

(1)	Options are “in-the-money” if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $0.90 per share, the closing price per share on December 31, 2003, and the exercise price of the option, multiplied by the applicable number of options.

Defined Benefit Pension Plan

Effective January 1, 1998, we established a non-contributory defined benefit pension plan covering all of our employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at the normal retirement age of 62 are based on years of service and compensation during the three consecutive years of the 10 years immediately preceding retirement which would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

Effective January 1, 2003, we amended the Plan to provide that benefits earned after 2002 will accrue at the rate of 1.5% of average compensation (with no cap on service) and will be payable at age 65 rather than age 62. Existing accrued benefits will remain intact. The amended Plan has a two-year waiting period before employees enter the Plan, rather than one year. Employees who join the Plan after two years will be fully vested at that time.

The following table shows the estimated annual pension benefits payable upon retirement to a participant of the Plan for various salary levels and years of service.

	Years of Service
Average Annual Compensation	10	15	20	25
100,000	15,000	22,500	30,000	37,500
150,000	22,500	33,750	45,000	56,250
200,000	30,000	45,000	60,000	75,000
250,000	30,000	45,000	60,000	75,000

During fiscal year 2003, the maximum amount of annual compensation which may be included for Plan purposes was $200,000. The figures shown above apply under the Plan as amended. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under the Federal income tax law, the maximum annual benefit payable under the Plan for the fiscal year ending December 31, 2003 is $160,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following age 65. As of December 31, 2003, Messrs. Cresci and Livingston each had over twenty years of credited service under the Plan.

Employment, Termination and Change-in-Control Arrangements

On July 3, 2003, EPC and Mr. Tejwani executed an Employment Agreement and a related Non-Statutory Stock Option Agreement. These agreements were amended on March 29, 2004. Under the terms of the Employment Agreement, as amended, Mr. Tejwani is an “at will” employee until the Renewal Date, which is defined as the closing of the sale of equity securities of the Company or its subsidiary, Microgy Cogeneration Systems, Inc., referred to as Microgy, resulting in gross proceeds of at least $3,500,000. Provided that the Renewal Date occurs and neither the Company nor Mr. Tejwani has terminated his employment, Mr. Tejwani would be employed under the terms of the Employment Agreement until July 3, 2006. In accordance with the terms of the Employment Agreement, Mr. Tejwani receives an annual base salary of $225,000, subject to discretionary salary increases and annual discretionary bonuses determined by the Board of Directors. Other compensation and benefits include full health care coverage, paid vacation, the use of the company leased vehicle, and stock options under the terms of the Non-Statutory Stock Option Agreement. The original Non-Statutory Stock Option Agreement provided for options to acquire 5,000,000 shares of EPC’s common stock that would vest at exercise prices of $0.25, $1.00, and $1.50 over 3 different periods. The amended Non-Statutory Stock Option Agreement provides for options to acquire 4,000,000 shares of EPC’s common stock that are exercisable in two tranches. The first tranche consists of 2,500,000 options exercisable at $0.25. The second tranche consists of 1,500,000 options exercisable at $1.00. These options will vest upon the successful completion of one or more Qualified Financings, defined as the sale of equity securities of the Company or Microgy on or before July 3, 2006, provided that the first such financing results in gross proceeds of at least $3,500,000. The options will vest in the same percentage as the percentage of $8,000,000 which the gross proceeds in each Qualified Financing represents, with such percentage applied to the lower-priced options first. If Mr. Tejwani’s employment is terminated after the Renewal Date but before the ending date of July 3, 2006, he would receive a maximum of 12 months of salary and benefits.

In April 2002, EPC and Mr. Macartney executed summary terms applicable to Mr. Macartney’s employment as Chief Financial Officer of EPC. While not a formal employment agreement, such terms provide that Mr. Macartney receives a base salary of $160,000 annually, subject to discretionary salary increases and annual discretionary bonuses determined by the Company’s Chief Executive Officer. Mr. Macartney received a 100,000 share option grant in May 2002 upon election as CFO and is eligible for an annual discretionary option grant to be determined by the Chief Executive Officer. EPC provides a leased vehicle for Mr. Macartney’s use at a cost of $6,600 annually. Mr. Macartney is an at-will employee. However, in the event Mr. Macartney’s employment is terminated by Mr. Tejwani as a result of Mr. Tejwani’s desire to hire a new Chief Financial Officer or by a new Chief Executive Officer electing to hire a new Chief Financial Officer, Mr. Macartney will receive one year’s severance and benefits, including health coverage and use of the company leased vehicle for one year. Mr. Macartney would then also be granted an additional 100,000 options to purchase common stock. All such options, together with any options previously granted, would become immediately vested and would remain exercisable based on the dates in the stock option agreements. In the event Mr. Macartney’s employment is terminated for any other reason, he will receive six months severance and benefits, including but not limited to health coverage and use of the company leased vehicle for six months. The 100,000 options granted in May 2002 would become immediately vested and be exercisable based on the dates in the stock option agreement.

Compensation of Directors

Each director of EPC who is not an officer or employee of EPC receives $2,000, plus expenses, for each scheduled meeting of the Board of Directors or non-coincident meeting of a board committee which he or she attends. In addition, the Chairman of the Audit Committee receives $4,000 for each meeting of the Audit Committee attended. Furthermore, under our 2002 Director Option Plan, each non-employee director first elected on or after July 25, 2002, the date of our 2002 Annual Meeting, receives 50,000 options on the date of such first election or appointment. In addition, regardless of when first elected, each non-employee director will receive a grant of 50,000 options on each anniversary date of such director’s election or appointment. The 2002 Director Option Plan was amended on July 25, 2003. As a result, each non-employee director receives 100,000 options on the date of the first board meeting following our annual meeting of stockholders.

The following table shows the number of options granted to each director under the Amended 2002 Director Option Plan or other plans approved by shareholders and the number of shares of stock granted in lieu of cash.

Director	Options		Stock (1)
August Schumacher	150,000	(2)	15,839
Robert I. Weisberg	100,000		15,839
John Cooper	100,000		—
Jessie Knight, Jr.	100,000		15,839

(1) During 2003, certain directors received shares of stock in lieu of cash compensation for attending two scheduled meeting. The number of shares issued were based upon the closing price of the stock on the day of each of those meetings.

(2) Mr. Schumacher received 50,000 options that were granted under the 2001 Incentive Compensation Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Jessie Knight, Jr., August Schumacher, Jr., and Robert Weisberg. No member of the Compensation Committee is now an officer or an employee of EPC or any of its subsidiaries or has been at any time an officer or employee of EPC or any of its subsidiaries. Mr. Weisberg is a principal of Alco Financial Services, LLC, which was a lender to EPC. The loan transaction with Alco is described in Item 13 below.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors determines the Company’s executive compensation policy and sets compensation for the Chairman (the “Chairman”), the Chief Executive Officer (the “CEO”), and the President.

The Compensation Committee’s policy is to offer the Chairman and the CEO competitive compensation packages that will permit the Company to attract and retain individuals with superior abilities and to motivate and reward such individuals on the basis of the Company’s performance in an appropriate fashion in the long-term interests of the Company and its stockholders. Currently, executive compensation is comprised of salary and cash bonuses that may be awarded from time to time, as well as long-term incentive opportunities in the form of stock options as warranted.

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Chairman and the CEO. While the Compensation Committee considers corporate performance measures such as net income, earnings per share, return on assets and return on equity, the Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major projects and demonstrated leadership ability. Base salaries for the Chairman and the CEO are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. Salaries are generally reviewed periodically and adjusted as warranted to reflect individual officer performance. The Compensation Committee focuses primarily on total annual compensation, including incentive awards and benefits derived from other fringe benefits such as the Pension Plan, rather than base salary alone, as the appropriate measure of executive officer performance and contribution. Compensation decisions regarding executive officers other than the Chairman and CEO are made by the Chairman and CEO, in consultation with the Compensation Committee and the Chief Financial Officer.

In 2003, Mr. Cresci, the Company’s Chairman and Chief Executive Officer, agreed to reduce his base salary of $400,000 by $120,000, as a condition to his participation in the Company’s newly adopted 2003 Incentive Compensation Plan. No bonuses were paid to Mr. Cresci in 2003. Furthermore, the Compensation Committee considered Mr. Cresci’s substantial stock ownership and elected not to grant any options to him in 2003.

In July 2003, Mr. Cresci elected to give up his position as Chief Executive Officer, and Mr. Tejwani was hired to fill that role. In connection with the hiring of Mr. Tejwani, the Compensation Committee determined to pay him a base salary of $225,000, which the Compensation Committee believed to be commensurate with Mr. Tejwani’s experience and the level of compensation accorded to chief executive officers of similarly-situated companies. In addition, as part of his employment package as CEO, the Company made an option grant to acquire 5,000,000 shares of common stock to Mr. Tejwani, which was subsequently reduced to 4,000,000 shares in March 2004. See “Employment, Termination and Change-in-Control Arrangements” above. The Compensation Committee believed that it was important to give Mr. Tejwani a strong equity-based incentive given his lack of ownership of the Company’s stock, in order to more closely align his interests with those of the Company’s stockholders. The March 2004 amendment to Mr. Tejwani’s stock options was intended to tie the vesting of those options more closely with certain financing objectives important to the Company’s future growth and for which Mr. Tejwani has principal responsibility. Given the Company’s cash constraints, no bonus was paid to Mr. Tejwani for 2003.

In 1993, Congress enacted Section 162(m) of the Internal Revenue Code, which prevents publicly held corporations from deducting compensation in excess of $1 million paid to CEO’s and the four highest compensated officers unless the compensation is performance-based and certain other conditions are satisfied. The Compensation Committee takes the limitations of Section 162(m) into account in making its compensation decisions, but such limitations are not a determining factor. The Compensation Committee does not anticipate that the limitations of Section 162(m) would apply in any material respect to the Company’s current compensation arrangements, if at all.

Respectfully submitted by the Compensation Committee,

Jessie J. Knight, Jr.

August Schumacher, Jr.

Robert I. Weisberg

STOCK PERFORMANCE GRAPH

The following graph compares the Company’s cumulative stockholder return on its Common Stock with the return on the NASDAQ Market Index and with the SIC Code 4911 (Electric Services) Index for the five year period ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

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

Plan Category	Shares Issued (a)	Exercise Price (b)	Shares Remaining (c)
Equity compensation plans approved by security holders	2,711,962	0.92	2,693,038
Equity compensation plans not approved by security holders	5,600,000	0.74	—

Total	8,311,962	0.80	2,693,038

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights

(b) Weighted average exercise price of outstanding options, warrants and rights

(c) Number of securities remaining available for future insurance under equity compensation plans

The options, warrants and rights to purchase 5,600,000 shares issued under compensation arrangements not approved by security holders consist of:

•	Options for 450,000 shares and warrants for 50,000 shares issued in 2001 and options for 100,000 shares issued in 2002 referred to in Note L and described in Note O to our Consolidated Financial Statements; and
•	5,000,000 options exercisable at an average price of $0.75 per share issued to Kamlesh Tejwani on July 3, 2003 as part of his overall compensation package. This option was amended in March 2004 to reduce the number of shares issuable upon exercise thereof to 4,000,000.

Beneficial Ownership of Directors, Officers and 5% Stockholders

5% or Greater Stockholders

The following table sets forth as of April 1, 2004 the name of each person who, to our knowledge, owned beneficially more than 5% of the shares of Common Stock of EPC outstanding at such date, the number of shares owned by each of such persons and the percentage of the class represented thereby.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Joseph E. Cresci c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	5,500,011	(2)	20.6%

Donald A. Livingston c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	2,850,505		10.7%

Lewis Warshauer c/o Red Bank Radiologists, P.A. 6 Riverview Plaza Red Bank, NJ 07701	2,000,000	(3)	7.5%

John O’Shea c/o Westminster Securities Corporation 100 Wall Street, 7th Floor New York, NY 10005	1,610,000		6.0%

(1)	Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 15, 2004 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any person.

(2)	Includes 3,643,618 shares held in a revocable trust for the benefit of members of Mr. Cresci’s family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Also includes 1,000,000 shares which Mr. Cresci deposited into a voting trust on November 20, 1996 and in which James F. Powers has beneficial ownership in his capacity as trustee with sole voting power. Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power.

(3)	Includes 1,630,000 shares as to which Mr. Warshauer has sole voting and dispositive power, and 370,000 shares as to which he has shared voting and dispositive power, which are owned jointly with his wife.

Directors and Named Executive Officers

The following table sets forth as of April 1, 2004 the number and percentage of outstanding shares of Common Stock beneficially owned by our Named Executives, Directors, and Directors and Officers as a group.

Name of Director/Officer & Date First Joined EPC (1)	Positions and Offices	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Joseph E. Cresci – 1982	Chairman and Director	5,500,011	(3)	20.6%
Kamlesh Tejwani – 2003	President and Chief Executive Officer	0		*
Donald A. Livingston – 1982	Executive Vice President	2,850,505		10.7%
Robert I. Weisberg – 1994	Director	786,250	(4)	2.9%
August Schumacher, Jr. – 2002	Director	250,000	(5)	*
Jessie Knight, Jr. – 2002	Director	250,000	(6)	*
John Cooper – 2003	Director	100,000	(7)	*
R. Jeffrey Macartney – 2002	Chief Financial Officer	90,000	(8)	*
All Directors and Officers as a Group	(8 Individuals)	9,826,766	(9)	35.3%

*Less than 1%

(1)	Each of the named individuals has an address c/o Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801.
(2)	Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record by the named person.
(3)	Includes 3,643,618 shares held in a revocable trust for the benefit of members of Mr. Cresci’s family, of which Mr. Cresci is the trustee, and 59,730 shares held in trust for the benefit of Mr. Cresci and his children, as to which Mr. Cresci has shared voting and investment power; but does not include 20,000 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Also includes 1,000,000 shares which Mr. Cresci deposited into a voting trust on November 20, 1996 and in which James F. Powers has beneficial ownership in his capacity as trustee with sole voting power. Mr. Cresci also has beneficial ownership in such shares which are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power. Also includes 1,000,000 shares that Mr. Cresci has the right to acquire pursuant to stock options that are exercisable subsequent to specific performance achievements
(4)	Includes 500,000 shares that Mr. Weisberg has the right to acquire pursuant to stock options and 50,000 shares which Alco Financial Services, LLC has the right to acquire pursuant to warrants that are all currently exercisable. Also includes 156,250 shares which Mr. Weisberg may be deemed to own beneficially as a result of his agreement with Mr. Jack Rapp regarding Mr. Rapp’s purchase of 312,500 shares in EPC’s 2003 private placement, half of which shares were purchased for Mr. Weisberg’s benefit but which were mistakenly registered in Mr. Rapp’s name.
(5)	Includes 250,000 shares that Mr. Schumacher has the right to acquire pursuant to stock options that are all currently exercisable.
(6)	Includes 150,000 shares that Mr. Knight has the right to acquire pursuant to stock options that are all currently exercisable.
(7)	Includes 100,000 shares that Mr. Cooper has the right to acquire pursuant to stock options that are all currently exercisable.
(8)	Includes 25,000 shares Mr. Macartney has the right to acquire pursuant to stock options that are currently exercisable and 25,000 shares that Mr. Macartney has the right to acquire pursuant to stock options that are exercisable within 60 days of April 1, 2004.
(9)	Includes 1,100,000 shares that directors and officers have the right to acquire pursuant to various stock options or warrants that are currently exercisable or exercisable within 60 days of April 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of the Company’s Common Stock. As payment for the exercise price of these stock options, EPC accepted promissory notes payable upon our demand from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. In 2000, EPC asked that a portion of these notes be repaid using the proceeds from bonuses due to concerns about ongoing cash requirements. In April 2001, the Company received $1,500,000 pursuant to a settlement of the Sunnyside litigation and Messrs. Cresci and Livingston were allowed to each borrow $100,000. As of December 31, 2003, Messrs. Cresci and Livingston had aggregate balances due to EPC of $186,875 and $410,498, respectively under these notes and loans. Interest on these notes and loans, which is payable monthly at the Applicable Federal Rate, amounted to $9,055 in the aggregate during 2003 and has been fully collected from Messrs. Cresci and Livingston.

In September 1997, Mr. Weisberg exercised options to purchase 80,000 shares of the Company’s Common Stock. As payment for the exercise price of these stock options, we accepted a promissory note which is payable upon our demand from Mr. Weisberg in the amount of $48,575. Interest on this note, which is payable quarterly at the Applicable Federal Rate, amounted to $736 in 2003 and has been fully collected from Mr. Weisberg.

In accordance with applicable federal law, the Company has adopted a policy of not making any new loans to its officers or directors.

On September 14, 2001, we borrowed $750,000 from Alco Financial Services, LLC (“Alco”). Robert Weisberg, a Director of the Company, is the Managing Partner and a member of Alco. The loan was evidenced by a promissory note that bore interest at the prime rate plus 3.5%. We also paid an administrative fee of 0.6% per month and a commitment fee of $7,500 to secure the loan. The loan was secured by all of our assets (other than the stock of our subsidiary, Buzzard Power Corporation). In connection with the loan, we granted Alco five year warrants to purchase 50,000 shares of common stock at $0.60 per share. During 2003, we recognized interest expense and administrative fees of $75,252 for this loan. The loan was fully repaid in September 2003.

On June 12, 2003 we granted August Schumacher, Jr. 50,000 options to purchase shares of common stock in lieu of cash compensation for services rendered as a Director of the Company. No compensation expense was recorded because the fair value of the options was equal to or below the exercise price.

On July 3, 2003, we entered into an Employment Agreement with Mr. Tejwani, and granted him an 5,000,000 option to purchase shares of common stock to Kamlesh Tejwani, President and Chief Executive Officer, as part of his compensation package. On March 29, 2004 this agreement was amended. See “Employment, Termination and Change-in-Control Arrangements” above for more information.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the Company’s independent auditors for the fiscal years ended December 31, 2002 and 2003, respectively. Deloitte & Touche LLP’s fees billed for professional services rendered to the Company for the fiscal years ended December 31, 2002 and 2003 are described below.

Audit Fees. Deloitte & Touche LLP billed EPC an aggregate of $141,800 and $149,500 in the fiscal years ended December 31, 2002 and 2003, respectively, for professional services rendered in connection with the audit of EPC’s financial statements and the reviews of financial statements included in each of EPC’s Quarterly Reports on Form 10-Q for the years indicated.

Tax Fees. Deloitte & Touche LLP billed EPC an aggregate of $3,750 and $18,090 for the fiscal years ended December 31, 2002 and 2003, respectively, for tax compliance, tax planning and tax advisory services rendered to EPC and its affiliates.

All Other Fees. Deloitte & Touche LLP billed EPC an aggregate of $0 and $3,500 for the fiscal years ended December 31, 2002 and 2003, respectively, for other services rendered during such years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION

April 29, 2004	By:	/s/ KAMLESH R. TEJWANI
Kamlesh R. Tejwani President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman and Director	April 29, 2004

/s/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	President & Chief Executive Officer and Director	April 29, 2004

/s/ DONALD A. LIVINGSTON Donald A. Livingston	Executive Vice President and Director	April 29, 2004

/s/ R. JEFFREY MACARTNEY R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2004

/s/ JOHN COOPER John Cooper	Director	April 29, 2004

/s/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director	April 29, 2004

/s/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	April 29, 2004

/s/ ROBERT I. WEISBERG Robert I. Weisberg	Director	April 29, 2004

EXHIBITS

Exhibit No.	Description

31.01	Section 302 Certificate of Chief Executive Officer

31.02	Section 302 Certificate of Chief Financial Officer