Form 10-Q
period 2004-03-31
ENVIRONMENTAL POWER CORP
filed 2004-05-12
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock outstanding

at    March 31, 2004            27,363,749 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2004 & December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,418	$1,444,870
Restricted cash	1,949,086	1,554,308
Receivable from utility	13,794,598	13,063,529
Fuel inventory	983,278	485,021
Other current assets	125,669	194,104

TOTAL CURRENT ASSETS	17,128,049	16,741,832

PROPERTY, PLANT AND EQUIPMENT, NET	404,063	435,516
LEASE RIGHTS, NET	1,826,244	1,863,495
ACCRUED POWER GENERATION REVENUES	75,850,127	75,314,725
GOODWILL	4,912,866	4,912,866
UNRECOGNIZED PRIOR PENSION SERVICE COST	241,427	241,427
LICENSED TECHNOLOGY RIGHTS, NET	3,210,421	3,256,796
OTHER ASSETS	379,099	387,711

TOTAL ASSETS	$103,952,296	$103,154,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,807,083	$10,042,990
Working capital loan	1,490,000	2,433,261
Other current liabilities	207,183	389,535

TOTAL CURRENT LIABILITIES	11,504,266	12,865,786

DEFERRED GAIN, NET	3,778,031	3,855,133
LONG TERM DEBT OBLIGATIONS	4,540,915	4,499,190
ACCRUED LEASE EXPENSES	75,850,127	75,314,725

TOTAL LIABILITIES	95,673,339	96,534,834

SHAREHOLDERS’ EQUITY:
Preferred Stock (1)	—	—
Preferred Stock of Subsidairy (2)	100	100
Common Stock (3)	275,770	272,638
Additional paid-in capital	9,478,333	9,071,127
Retained earnings (accumulated deficit)	59,435	(1,368,166)
Accumulated other comprehensive loss	(324,815)	(324,815)

	9,488,823	7,650,884
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	(178,516)	—
Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	8,278,957	6,619,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,952,296	$103,154,368

See Notes to Condensed Consolidated Financial Statements.

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	no voting rights, no par value, 10 shares authorized; 10 shares issued as of March 31, 2004 and December 31, 2003, respectively
(3)	$.01 par value; 50,000,000 shares authorized; 27,576,963 issued and 26,957,949 outstanding as of March 31, 2004; 27,263,749 issued and 26,644,735 outstanding as of December 31, 2003
(4)	619,014 shares at cost, as of March 31, 2004 and December 31, 2003

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2004 and March 31, 2003

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
POWER GENERATION REVENUES	$14,338,388	$14,535,334

COSTS AND EXPENSES:
Operating expenses	6,281,122	5,589,847
Lease expenses	4,796,684	5,039,952
General and administrative	1,554,487	1,445,103
Depreciation and amortization	123,989	123,930

	12,756,282	12,198,832

OPERATING INCOME	1,582,106	2,336,502

OTHER INCOME (EXPENSE):
Interest income	6,296	6,482
Interest expense	(207,980)	(25,362)
Amortization of deferred gain	77,102	77,103

	(124,582)	58,223

INCOME BEFORE INCOME TAXES	1,457,524	2,394,725

INCOME TAX EXPENSE	28,673	1,245,257

NET INCOME	$1,428,851	$1,149,468

PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDAIRY	(1,250)	(1,250)

INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,427,601	$1,148,218

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,752,612	21,814,465
Diluted	29,939,390	21,826,499

EARNINGS PER COMMON SHARE
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for Three Months Ended March 31, 2004 and March 31, 2003

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,428,851	$1,149,468
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	123,989	123,930
Amortization of deferred gain	(77,102)	(77,103)
Interest expense, accrued and added to balance of borrowing	79,363	—
Non-cash, stock based compensation expense	231,822	—
Accrued power generation revenues	(535,402)	(1,280,433)
Accrued lease expenses	535,402	1,280,433
Changes in operating assets and liabilities:
Increase in receivable from utility	(731,069)	(635,918)
(Increase) decrease in other current assets	(429,822)	24,484
(Increase) decrease in other assets	(298)	827
Decrease in accounts payable and accrued expenses	(235,907)	(695,384)

Net cash provided by (used for) operating activities	389,827	(109,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(394,778)	(226,130)
Property, plant and equipment expenditures	—	(1,750)

Net cash used for investing activities	(394,778)	(227,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	(1,250)	(1,250)
Repayments under secured promissory note payable	(37,638)	—
Repurchase of Treasury stock	—	(21,274)
Net (borrowings) repayments under working capital loan	(1,125,613)	79,875

Net cash (used for) provided by financing activities	(1,164,501)	57,351

DECREASE IN CASH AND CASH EQUIVALENTS	$(1,169,452)	$(280,225)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,444,870	734,743

CASH AND CASH EQUIVALENTS, END OF PERIOD	$275,418	$454,518

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We excluded 701,962, and 1,701,962 antidilutive common stock equivalents from the calculation of diluted earnings per share, for the periods ended March 31, 2004 and 2003, respectively. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Three Months Ended March 31, 2004
Net income	$1,428,851	26,752,612	$0.05
Effect of dividends to preferred stockholders of subsidiary	(1,250)	—	—

Basic EPS - Income available to shareholders	$1,427,601	26,752,612	$0.05
Assumed exercise of dilutive stock options	—	3,186,778	—

Diluted EPS - Income available to shareholders	$1,427,601	29,939,390	$0.05

Three Months Ended March 31, 2003
Net income	$1,149,468	21,814,465	$0.05
Effect of dividends to preferred stockholders of subsidiary	(1,250)	—	—

Basic EPS - Income available to shareholders	$1,148,218	21,814,465	$0.05
Assumed exercise of dilutive stock options	—	12,034	—

Diluted EPS - Income available to shareholders	$1,148,218	21,826,499	$0.05

NOTE C —STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

During the three months ended March 31, 2004, we issued 10,000 options under the 2001 Stock Incentive Plan and 2,000,000 options outside of any plan. As part of their executive compensation packages, Joseph Cresci, Chairman, and Andy Livingston, Executive Vice President, reduced their base salaries to $225,000 each and received 1,000,000 performance-based options each. These options will vest upon the successful completion of specific milestones related to the development of our Microgy subsidiary. Additionally, we reduced the number of options granted to Kam Tejwani, Chief Executive Officer, by 1,000,000. His remaining options were also adjusted to vest upon successful completion of specific corporate goals, including raising additional equity. There was no compensation expense related to these options this quarter.

During the three months ended March 31, 2003, we did not issue any options.

We recorded $231,822 of stock-based compensation expense in the period ended March 31, 2004 under ABP Opinion No. 25. Of this amount, $4,848 was recorded in connection with restricted stock grants made to employees, and $226,974 was recorded in connection with both stock and option grants, which were originally granted in July 2003 for services rendered through January 2004, made to non-employees. The expense is being recorded over the period the grants and options are earned.

During the quarter, we issued to employees 213,214 shares of restricted stock that vest through 2006. In connection with this issuance, $4,848 was recorded as stock compensation expense, as noted above, and $178,516 was recorded as deferred compensation, a component of shareholders’ equity on the condensed consolidated balance sheet. This deferred compensation will be expensed over the vesting period through 2006.

Using the fair value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income and earnings per share would be as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Income available to common shareholders	$1,427,601	$1,149,468
Additional Compensation Expense under SFAS 123, net of taxes	(130,954)	(12,974)

Income available to common shareholders under SFAS 123	$1,296,647	$1,136,494
Basic EPS, as reported	$0.05	$0.05
Basic EPS, under SFAS 123	$0.05	$0.05
Diluted EPS, as reported	$0.05	$0.05
Diluted EPS, under SFAS 123	$0.04	$0.05

Assumptions for options issued in the period
Fair Market Per Share	$0.00	NA
Risk-free rate of return	3.78%	NA
Volatility	82%	NA
Expected Annual Dividend Yield	0%	NA
Option Life (years)	10	NA

NOTE D – GOODWILL AND INTANGIBLE ASSETS

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

Accumulated amortization of licensed technology rights was $499,579 as of March 31, 2004 and $453,204 as of December 31, 2003. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2004 and 2003. The future estimated amortization expense for licensed technology rights is as follows:

2004	2005	2006	2007	2008	Thereafter	Total
$139,125	185,500	185,500	185,500	185,500	2,329,296	$3,210,421

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. On January 1, 2004 we adopted FIN 46R. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net Periodic Pension Cost
Service cost	$48,034	$38,295
Interest cost	29,716	31,770
Expected return on assets	(27,732)	(18,551)
Amortization of prior service cost	4,025	4,025
Amortization of actuarial loss	4,896	5,123

Net periodic pension cost	58,938	60,662

Plan Assets – Pension costs and cash funding requirements are expected to increase in future years. The following table sets out the market value of out retirement plan as of March 31, 2004 and December 31, 2003.

Pension Assets	March 31, 2004	December 31, 2003
Equity securities	$943,691	$892,632
Fixed Income securities	394,122	382,239
Cash	78,986	110,725
Total	$1,416,799	$1,386,596

Employer Contributions – We made no contributions to the pension plan in the first quarter of 2004

NOTE G – SEGMENT INFORMATION

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

SEGMENT INFORMATION	Scrubgrass Project	Microgy	All Other Segments	Consolidated
Three Months Ended March 31, 2004
Power generation revenues	$14,338,388	$—	$—	$14,338,388
Pre-tax income (loss)	2,525,520	(533,719)	(534,277)	1,457,524
Identifiable Assets	95,215,016	8,595,029	142,251	103,952,296

Three Months Ended March 31, 2003
Power generation revenues	$14,535,334	$—	$—	$14,535,334
Pre-tax income (loss)	3,000,256	(466,971)	(138,560)	2,394,725
Identifiable Assets	85,154,501	8,722,065	796,098	94,672,664

NOTE H – SUBSEQUENT EVENTS

On March 17, 2004, we announced that we were conducting a private placement of our equity securities. As of the date of this filing, we have completed two initial closings of the private placement, raising $3,432,000. The private placement is still in effect and we have received subscription agreements for the remaining full amount of the offering. We expect to issue over 7,500,000 shares of stock and over 3,750,000 warrants to purchase stock as a result of this private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

We are an independent developer and, in some cases, owner of facilities that extract and/or utilize energy from non-commodity fuels and renewable energy sources. These alternative fuels, most of which are wastes, which are generally not subject to the same cost fluctuations as traditional fuels can be used to generate electricity or thermal energy and to power other industrial applications. Our power generating facilities have also been able to exceed air quality emission standards and to assist with the clean-up of wastes that are sources of water pollution. Accordingly, we have realized financial benefits, such as tax-exempt financing and sales of pollution allowances from the pollution control benefits of our facilities. Our two primary business units are described below.

Buzzard Power Corporation

Buzzard is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases the Scrubgrass plant from Scrubgrass Generating Company, L.P. The Scrubgrass plant, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Microgy Cogeneration Systems

Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes. This biogas can be used to generate electricity or it can be used in other industrial applications. Microgy’s product is expected to provide certain farms, known as concentrated animal feeding operations, or CAFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require CAFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power and, as such, we are investing substantially all our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the Company’s results of operations for the three months ended March 31, 2004 with the results of operations for the three months ended March 31, 2003. Unless otherwise indicated, all references to 2004 pertain to the three months ended March 31, 2004 and all references to 2003 pertain to the three months ended March 31, 2003. Historical results and trends that might appear should not be taken as indicative of future operations.

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

Results of Operations

For the three months ended March 31, 2004, net income increased 24% to $1,428,851, or $0.05 per common share, compared to a net income of $1,149,468 for the three months ended March 31, 2003, or $0.05 per common share. The increase in net income was primarily attributable to decrease in income tax expense. This difference has been partially offset by increases in operating expenses, general and administrative expenses, and interest expense.

Power generation revenues, all attributable to Scrubgrass, decreased slightly to $14,338,388 for the three months ended March 31, 2004 from $14,535,334 for the three months ended March 31, 2003. This decrease is due to the 58% or $745,031 decrease in accrued power generation revenues and a decrease in our capacity factor. In 2004, the capacity factor at Scrubgrass was 95.2% compared to a capacity factor of 97.3% for the three months ended March 31, 2003. This decrease was offset by a 4% or $548,458 increase in power generation revenues as a result of a 5% increase in power rates in the power purchase agreement with Penelec.

Total cost and expenses increased 5% to $12,756,282 for the three months ended March 31, 2004 from $12,198,832 for the three months ended March 31, 2003. This increase is primarily attributable to a 12% or $691,275 increase in operating expenses and a 8% or $109,384 increase in general and administrative expenses. These increases were partially offset by a 5% or $243,268 decrease in lease expenses expense.

The increase in operating expenses was primarily due to:

•	higher fuel expense for Scrubgrass of $430,962 from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation; and

•	an increase in maintenance expenses for Scrubgrass totaling $134,508, primarily from fuel supply-related maintenance.

The increase in general and administrative expenses was primarily due to:

•	stock-based compensation expenses of $231,822 for the first quarter 2004 compared to none in the first quarter 2003; and

•	an increase of $56,428 in project expenses related to Microgy.

For the three months ended March 31, 2004, we had other expense of $124,582 compared to other income of $58,223 for the three months ended March 31, 2003. This decrease is attributable to increase in interest expense to $207,980 from $25,362 for 2004 and 2003 periods, respectively. This increase is primarily attributable to $199,846 of interest expense related to the long-term debt at our subsidiary, EPC Corporation, and we will incur similar levels of interest expense while the debt is outstanding.

Income tax expense decreased to $28,673 from $1,245,257 for the three months ended March 31, 2004 and 2003, respectively. These changes are primarily attributable to a decrease in our pre-tax earnings and a decrease in the effective tax rate from 52% for the 2003 period to 2% in the 2004 period. Our tax rate is based upon forecasts for a full year of operations. Currently, we expect to have a federal tax benefit and a state tax obligation, resulting in a combined tax expense of $114,692 for the full year.

For the three months ended March 31, 2004, we had earnings per common share of $0.05 compared to earnings per common share of $0.05 for the three months ended March 31, 2003. The increase in net income was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with the 2003 Incentive Compensation Plan.

2004 Outlook

The following forward-looking information concerning our results of operations for 2004 is being compared to our historical results of operations for 2003:

Power generation revenues are expected to increase in 2004 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Due to the ArcLight loan (see EPC Corporation Debt Obligations below), all distributions from Buzzard are required to repay the loan. Therefore, performance at Buzzard will not have an effect on our liquidity in 2004. See “Cash Flow Outlook” for more information.

We expect to generate revenues from our Microgy subsidiary in 2004. We have signed Digester Purchase and Management Agreements with 5 farms under our relationship with Dairyland Power Cooperative. These agreements represent backlog of approximately $12 million. We expect to be able to record some of or all the backlog as revenue in 2004, depending on receipt of all necessary permits and approvals and the pace of construction. On May 5, 2004 we started construction on one of these facilities.

Operating expenses for the full year of 2004 are expected to increase primarily due to:

•	an escalation in rates for fuel supply cost for Scrubgrass resulting in approximately $200,000 of additional fuel costs;

•	an escalation in operator fees under the terms of the operations and maintenance agreement, resulting in approximately $3,000,000 of non-fuel operating expenses for Scrubgrass; and

•	the addition of $7,000,000 to $9,000,000 of construction, engineering, and licensing costs associated with the Microgy facilities.

Lease expenses for the full year of 2004 are expected to decrease by approximately $1,450,000 primarily due to:

•	lower interest expense as we repay principal; and

•	lowered straight-line lease expenses recorded under FASB 13.

General and administrative expenses for the full year of 2004 are expected to increase by approximately $1,800,000 primarily because we plan to increase expenses to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel;

•	the use of consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and

•	the increase of related corporate expenses such as insurance, office supplies, rent, legal, and travel.

Interest expense is expected to increase for the full year of 2004 because we will pay and accrue interest on the ArcLight loan.

We expect our weighted average common shares outstanding to increase in 2004 as result of additional private placements and issuances of stock compensation and stock awards. In 2003, we issued 4,853,456 new shares and expect to issue as more shares in 2004. In our 2004 Private Placement, we expect to issue over 7,500,000 of new shares and 3,750,000 of warrants to purchase additional shares.

Liquidity and Capital Resources

Operating Activities

For the three months ending March 31, 2004, cash provided by operating activities was $389,827 compared to cash used in operations of $109,696 for the 2003 period. During these periods, our only source of cash from operations was cash flow generated by Scrubgrass.

We reported net income of $1,428,851 for the three months ended March 31, 2004. The following adjustments need to be considered in order to reconcile our net income for the period to our net cash used for operating activities:

•	Depreciation and amortization – Depreciation and amortization for the three month period was $123,989. This included $46,375 from technology rights, $37,251 from lease rights, $8,910 from refinancing costs and $31,453 from property, plant and equipment.

•	Amortization of deferred gain – Our deferred gain, net, amounted to $3,778,301 as of March 31, 2004 as compared to $3,855,133 as of December 31, 2003. The decline of $77,102 is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

•	Accrued interest – We accrued $79,363 of interest related to the ArcLight loan and added it to the principal balance.

•	Non-cash stock-based compensation – Our net income includes the effect of non-cash stock-based compensation totaling $231,822 for the three months ending March 31, 2004.

•	Receivables from utility – Receivables from utility increased by 6% or $731,069 because of increased power generation revenues at Scrubgrass.

•	Other current assets – Other current assets increased to $1,108,947 on March 31, 2004 from $679,125 on December 31, 2003, or 63% due increases in fuel inventories at Scrubgrass.

•	Other assets – Other assets decreased to $379,099 from $387,711 for the periods ending March 31, 2004 and December 31, 2003, respectively due to an increase in other receivables at Scrubgrass.

•	Accounts payable and other current liabilities – Accounts payable, accrued expenses, and other current liabilities decreased by $1,361,520 or 11%. This decrease is due to a decrease in the working capital loan balance.

Investing Activities

Our cash used for investing activities was $394,778 and $227,880 for the three months ending March 31, 2004 and 2003, respectively. Our investing activities were concentrated primarily in the following areas:

•	Restricted cash – Our restricted cash balance increased by $394,778. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

•	Property, plant and equipment – We had no plant and equipment expenditures for the three months ended March 31, 2004 compared to $1,750 for the three months ended March 31, 2003.

Financing Activities

Our cash used in financing activities was $1,164,501 for 2004 compared to cash provided by financing of $57,351 for 2003. We offer the following information concerning the financing activities for our business:

•	Dividend payments to preferred stock of subsidiary-Buzzard paid dividends of $1,250 to its preferred stockholder during the first quarters of 2004 and 2003.

•	Debt repayments – We repaid $37,638 of accrued interest added to the principal balance related to the ArcLight loan for the three months ended March 31, 2004 (see EPC Corporation Debt Obligations below).

•	Working capital loan for Scrubgrass-Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,490,000 as of March 31, 2004 and $2,433,261 as of December 31, 2003. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2004 and 2003. We have met the pay down requirement for this loan for 2004 and 2003.

Long Term Liabilities

The following table shows all of our future contractual obligations:

2004	2005	2006	2007	2008	Thereafter	Total
Non-cancelable operating leases
$82,889	97,671	93,716	13,411	0	0	$287,686
ArcLight loan (1)
$ —	—	—	1	1	3,975,883	$3,975,885
Scrubgrass facility lease
$14,777,250	21,715,000	26,058,000	28,910,000	29,390,000	219,850,000	$340,700,250
Non-cancelable fuel agreements
$1,824,750	2,513,000	2,599,000	2,687,000	2,385,000	8,687,000	$20,695,750
TOTAL
$16,684,889	24,325,672	28,750,717	31,610,412	31,775,001	232,236,996	$365,383,686

(1)	All distributions from Scrubgrass will be used to repay the loan. We are only required to make principal repayments when we receive distributions. However, we are required to make at least one principal payment in any 24-month period. We have satisfied this requirement for the next 24 months.

EPC Corporation Debt Obligations – On September 4, 2003, we entered into a Note Purchase Agreement with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which our subsidiary, EPC Corporation, which holds as its sole asset the stock of Buzzard, agreed to issue and sell to ArcLight up to $5,400,000 original principal amount of its 20.0% Senior Secured Notes due December 31, 2012, consisting of Note A in the original principal amount of $3,700,000 and Note B in the original principal amount of $1,700,000. ArcLight purchased Note A on September 4, 2003, as a result of which EPC Corporation received gross proceeds of $3.7 million. We do not expect to satisfy the conditions to the purchase of Note B. The aggregate minimum principal and interest to be paid by EPC Corporation on Note A over the term of Note A is $4.8 million. Distributions from Scrubgrass are required to be used to repay Note A. After it is paid in full, we will keep the next $1.4 million of distributions. Thereafter, future distributions will be shared equally through December 31, 2012. Any unpaid interest that has accrued on the 15th of each month shall be added to the balance of the note.

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid and annual management fee of $75,000.

Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal.

The following table describes our debt obligations as of March 31, 2004 and December 31, 2003:

Long Term Debt Obligations	March 31, 2004	December 31, 2003
Sunnyside plant obligations	$583,030	$583,030
Arclight Note Payable	3,975,885	3,916,160

TOTAL	$4,540,915	$4,499,190

Scrubgrass Debt Obligations – Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2003 and 2002:

	Balance at March 31, 2004	Balance at December 31, 2003	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	$135,600,000	$135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	5,443,499	6,268,163	7.6725%
Variable rate term loan (2004)	1,055,441	3,687,000	LIBOR + 1.250%

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	$207,183	$389,535	LIBOR + 1.250%
Working capital loan (2008)	1,490,000	2,433,261	LIBOR + 1.250%

Because we are not required to fund Buzzard’s operating losses, including payments to lease obligations, or otherwise invest further from sources outside of the Scrubgrass plant, Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $645,948 as of March 31, 2004 and December 31, 2003. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Sunnyside Contingent Obligations – We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action runs out after 2004.

Cash Flow Outlook

During 2004, we expect to fund our business activities principally from available cash balances, investment earnings, equity funding, raising additional debt at Microgy, and the sale of the first products based upon Microgy’s technology. We do not expect to receive cash from the operations of Buzzard (because such cash, if any, will be used to repay interest and principal on the ArcLight loan), nor proceeds from the sale of NOx emission credits, nor from any pending litigation, as we have in the past. These sources of cash will be sufficient to cover all of our operating expenses and current contractual obligations for 2004.

On March 17, 2004 we announced that we were conducting a private placement of our equity securities. As of the date of this filing, we have completed initial closings of the private placement, raising $3,432,000, and have received subscription agreements for the remaining full amount of the offering. After commissions and fees, the proceeds from this private placement are sufficient to cover all of our operating expenses and current contractual obligations for 2004. Additionally, we will be able to finance the construction of some of the Microgy projects that are in our sales backlog.

On March 31, 2004, our unrestricted cash balance was $275,418 as compared to $1,444,870 as of December 31, 2003. Our restricted cash balances were $1,949,086 and $1,554,308 at the respective dates. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the three months ended March 31, 2004, we received distributions of $157,750 from Scrubgrass which is less than our distributions of $1,211,250 during the same period in 2003. This decrease is due to the repayment of working capital at Scrubgrass. All of the distributions, managed by J.P. Morgan, have been used to repay interest of $120,483 and principal of $37,638 on the ArcLight loan, described above. We expect that all distributions in 2004 will be used to satisfy the same debt obligation.

On May 5, 2004, we began construction on the first facility based upon the Microgy technology. We have four other facilities in our sales backlog. These five facilities represent approximately $12 million in gross revenues. We expect to receive cash from these sales in 2004 after paying for development, construction, and licensing costs.

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

Sale of NOx Credits – Under applicable environmental laws and regulations, Scrubgrass needed to achieve certain seasonal nitrogen oxide emission levels beginning on May 1, 1999, and was also required to achieve reduced emission standards by May 2002. Due to the efficient design of the Scrubgrass facility, Scrubgrass met the 1999 requirements without any modifications to the facility. During 1999, we made capital improvements of $811,568 to the Scrubgrass facility, which enabled Scrubgrass to meet the stricter standards in 2002. By making improvements to the facility before 2002, we anticipated that we would not require a portion of our future NOx Credits to maintain our compliance with the applicable regulations. Consequently, we sold our anticipated excess NOx Credits in recent years and used the proceeds to finance the capital improvements and generate additional cash flows for operations. We expect to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Recently, we received our next award of NOx Credits for the ozone seasons in 2002 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx Credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx Credits in 2002 for $2,428,200. We did not have such sales in 2003 and do not anticipate the sale of NOx Credits in 2004.

Loss of Status as a QF Facility – The Scrubgrass plant operates as a qualifying facility or QF. The loss of the QF status could trigger defaults in the project’s power sales agreement. Therefore, Buzzard would most likely have to sell power at the prevailing market rates that are much lower than the rate outlined in the power sales agreement. This event would not affect our liquidity in 2004 since all of the distributions in 2004 will be required to repay the ArcLight loan. However, it would have an effect on future years. Nevertheless, our exposure would be limited to the assets of EPC Corporation, our wholly-owned subsidiary, and its subsidiary, Buzzard Power.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K.

Microgy has very little operating history from which to evaluate its business and products.

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

Microgy has experienced losses to date and we anticipate it will continue to experience losses in 2004.

Microgy had accumulated losses due primarily to expenses of business development of approximately $6,000,000 through December 31, 2003. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses would adversely affect our financial condition into 2004.

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

On September 4, 2003, we entered into a Note Purchase Agreement with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which our subsidiary, EPC Corporation, which holds as its sole asset the stock of Buzzard, agreed to issue and sell to ArcLight up to $5,400,000 original principal amount of its 20.0% Senior Secured Notes due December 31, 2012, consisting of Note A in the original principal amount of $3,700,000 and Note B in the original principal amount of $1,700,000. ArcLight purchased Note A on September 4, 2003, as a result of which EPC Corporation received gross proceeds of $3.7 million. We do not expect to satisfy the conditions to the purchase of Note B. The aggregate minimum principal and interest to be paid by EPC Corporation on Note A over the term of Note A is $4.8 million. Distributions from Scrubgrass are required to be used to repay Note A. After it is paid in full, we will keep the next $1.4 million of distributions. Thereafter, future distributions will be shared equally through December 31, 2012.

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

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. The license agreement grants to Microgy a perpetual, exclusive license to develop projects based on this technology in North America. Pursuant the license agreement, Microgy is required to pay royalties and engineering and design fees to DBT in connection with the development of projects. Microgy relies upon DBT for technical advice and engineering assistance. Therefore, if DBT were to cease doing business, Microgy’s business may be materially and negatively impacted. Microgy entered into an amendment to the license agreement with DBT for modifications deemed favorable to Microgy. However, in order to maintain these more favorable provisions, Microgy must initiate construction on at least five facilities prior to April 14, 2005. If Microgy fails to satisfy this condition, then DBT will have the option to terminate the more favorable provisions and revert to the original license terms. While Microgy expects to be able to satisfy this condition this year, if it were unable to do so, its business could be materially adversely affected.

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

Poor fuel and other materials quality may expose us to environmental liability and reduce our operating results.

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

Short-term investments – We invest cash balances which are in excess of our normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt – We have borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense – As a lease cost of the Scrubgrass plant, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of March 31, 2004, the aggregate outstanding balance of our variable rate debt obligations was $1,601,508 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $136,655,441. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $16,015 and lease expense of $1,366,554. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

i	)	Exhibit 31.1 Section 302 Certificate of Chief Executive Officer

ii	)	Exhibit 31.2 Section 302 Certificate of Chief Financial Officer

iii	)	Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350.

iv	)	Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350.

b)	Reports on Form 8-K

i	)	Current Report on Form 8-K, dated January 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Five Star Dairy.

ii	)	Current Report on Form 8-K, dated January 20, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Norswiss Dairy.

iii	)	Current Report on Form 8-K, dated January 23, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had signed a Memorandum of Understanding with Merced Irrigation District and Gallo Cattle Company to explore the development of two projects based upon the Microgy technology.

iv	)	Current Report on Form 8-K, dated January 30, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Daley Farms Dairy and increased its sales backlog to $8.7 million.

v	)	Current Report on Form 8-K, dated February 25, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Bach Farms and increased its sales backlog to $12 million.

vi	)	Current Report on Form 8-K, dated March 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had entered into a Project Development Agreement with an expected value of up to $200 million with The Scoular Company.

vii	)	Current Report on Form 8-K, dated March 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had updated its sales pipeline and projections.

viii	)	Current Report on Form 8-K, dated March 18, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company plans to conduct a private placement of securities.

ix	)	Current Report on Form 8-K, dated March 30, 2003, the Registrant disclosed pursuant to Item 9 (Regulation FD Disclosure) an earnings release of Environmental Power Corporation (“POWR”), dated March 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
May 12, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)