Form 10-Q/A
period 2004-03-31
ENVIRONMENTAL POWER CORP
filed 2004-05-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

Number of shares of Common Stock outstanding at March 31, 2004 27,576,963 shares

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q (the “Annual Report”) of Environmental Power Corporation (the “Company” or “EPC”) for the period ended March 31, 2004, as filed on May 12, 2004 with the Securities and Exchange Commission (the “SEC”) is filed solely for the purpose of amending and restating in its entirety Item 6(a) (Exhibits) of Part II of the Quarterly Report and to file certain of the exhibits listed therein.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Company	A

3.02	Restated Bylaws of the Company	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	Amended and Restated 2003 Incentive Compensation Plan	D

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

10.1	Option Agreement dated as of March 29, 2004 between the Company and Joseph E. Cresci	D

10.2	Option Agreement dated as of March 29, 2004 between the Company and Donald A. Livingston	D

31.1	Section 302 Certificate of Chief Executive Officer	E

31.2	Section 302 Certificate of Chief Financial Officer	E

31.3	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350	E

31.4	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350	E

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).
B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 333-98559).
C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).
D	Filed herewith.
E	Previously filed with the Quarterly Report on Form 10-Q to which this Amendment relates.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

May 14, 2004	/s/R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)

2