Form 10-Q
period 2004-06-30
ENVIRONMENTAL POWER CORP
filed 2004-08-16
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of Common Stock outstanding at June 30, 2004 34,007,949 shares

The Exhibit Index appears on Page20

Total number of pages is 35.

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2004 & December 31, 2003	3

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2004 and June 30, 2003 and the Six Months Ended June 30, 2004 and June 30, 2003	4

Condensed Consolidated Statements of Cash Flows (unaudited) for Six Months Ended June 30, 2004 and June 30, 2003	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION	20

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2004 & December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,885,790	1,444,870
Restricted cash	2,701,245	1,554,308
Receivable from utility	11,059,040	13,063,529
Fuel inventory	1,150,828	485,021
Other current assets	190,681	194,104

TOTAL CURRENT ASSETS	18,987,584	16,741,832
PROPERTY, PLANT AND EQUIPMENT, NET	377,337	435,516
LEASE RIGHTS, NET	1,788,993	1,863,495
ACCRUED POWER GENERATION REVENUES	76,385,540	75,314,725
GOODWILL	4,912,866	4,912,866
UNRECOGNIZED PRIOR PENSION SERVICE COST	241,427	241,427
LICENSED TECHNOLOGY RIGHTS, NET	3,164,046	3,256,796
OTHER ASSETS	865,268	387,711

TOTAL ASSETS	106,723,061	103,154,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	11,748,365	10,042,990
Working capital loan	1,591,000	2,433,261
Other current liabilities	—	389,535

TOTAL CURRENT LIABILITIES	13,339,365	12,865,786

DEFERRED GAIN, NET	3,700,928	3,855,133
SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS	3,875,002	4,499,190
ACCRUED LEASE EXPENSES	76,385,540	75,314,725

TOTAL LIABILITIES	97,300,835	96,534,834

SHAREHOLDERS’ EQUITY:
Preferred Stock (1)	—	—
Preferred Stock (2)	100	100
Common Stock (3)	346,270	272,638
Additional paid-in capital	14,475,852	9,071,127
Accumulated deficit	(6,071,800)	(1,368,166)
Accumulated other comprehensive loss	(324,815)	(324,815)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	2,027,971	—
Notes receivable from officers and board members	(645,948)	(645,948)

TOTAL SHAREHOLDERS’ EQUITY	9,422,228	6,619,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	106,723,061	103,154,368

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of June 30, 2004 and December 31, 2003, respectively
(3)	$.01 par value; 50,000,000 shares authorized; 34,626,963 issued and 34,007,949 outstanding as of June 30 2004; 27,263,749 issued and 26,644,735 outstanding as of December 31, 2003
(4)	619,014 shares at cost, as of June 30, 2004 and December 31, 2003

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2004 and June 30, 2003 and the Six Months Ended June 30, 2004 and June 30, 2003

	3 Months Ended		6 Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)		(unaudited)
POWER GENERATION REVENUES	11,602,886	12,553,759	25,941,274	27,089,093

COSTS AND EXPENSES:
Operating expenses	9,204,006	8,058,879	15,485,128	13,648,725
Lease expenses	4,816,720	4,643,469	9,613,404	9,683,421
General and administrative	1,553,759	1,287,695	2,876,424	2,732,801
Non-cash compensation	2,206,487	—	2,438,309	—
Depreciation and amortization	121,356	123,550	245,345	247,480

	17,902,328	14,113,593	30,658,610	26,312,427

OPERATING (LOSS) INCOME	(6,299,442)	(1,559,834)	(4,717,336)	776,666

OTHER INCOME (EXPENSE):
Interest income	10,378	4,816	16,673	7,202
Interest expense	(179,085)	(22,062)	(387,065)	(47,424)
Amortization of deferred gain	77,102	77,103	154,205	154,206
Other income	—	3,788	—	7,885

	(91,605)	63,645	(216,187)	121,869

(LOSS) INCOME BEFORE INCOME TAXES	(6,391,047)	(1,496,189)	(4,933,523)	898,535

INCOME TAX (BENEFIT) EXPENSE	(261,062)	(694,231)	(232,389)	551,026

NET (LOSS) INCOME	(6,129,985)	(801,958)	(4,701,134)	347,509

PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDAIRY	$(1,250)	$(1,250)	$(2,500)	$(2,500)
(LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	(6,131,235)	(803,208)	(4,703,634)	345,009

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30,861,546	21,791,279	28,787,756	21,802,808
Diluted	30,861,546	21,791,279	28,787,756	21,854,584

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.20)	$(0.04)	$(0.16)	$0.02
Diluted	$(0.20)	$(0.04)	$(0.16)	$0.02

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for Six Months Ended June 30, 2004 and June 30, 2003

	Six Months Ended
	June 30, 2004	June 30, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(4,701,134)	347,509
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Depreciation and amortization	245,345	247,480
Deferred income taxes	0	78,826
Amortization of deferred gain	(154,205)	(154,205)
Interest expense, accrued and added to balance of borrowing	153,203	—
Non-cash, stock based compensation expense	2,438,309	—
Accrued power generation revenues	(1,070,815)	(2,560,866)
Accrued lease expenses	1,070,815	2,560,866
Changes in operating assets and liabilities:
Decrease in receivable from utility	2,004,489	1,163,147
(Increase) decrease in fuel inventory	(665,807)	24,687
Decrease (increase) in other current assets	3,423	(228,700)
(Increase) decrease in other assets	(492,407)	276
Increase (decrease) in accounts payable and accrued expenses	1,705,375	(1,569,941)
(Decrease) increase in other current liabilities	(389,535)	271,082

Net cash provided by operating activities	147,054	180,161

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in restricted cash	(1,146,937)	(779,493)
Property, plant and equipment expenditures	(5,064)	(1,750)

Net cash used for investing activities	(1,152,001)	(781,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	(2,500)	(2,500)
Private placement of common stock	5,068,019	—
Repayments under secured promissory note payable	(777,391)	—
Repurchase of Treasury stock	—	(21,273)
Net repayments under working capital loan	(842,261)	—

Net cash provided by (used for) financing activities	3,445,867	(23,773)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,440,920	(624,855)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,444,870	734,743

CASH AND CASH EQUIVALENTS, END OF PERIOD	3,885,790	109,888

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and its subsidiaries (collectively the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We excluded 7,541,662 and 7,276,662 anti-dilutive common stock equivalents from the calculation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, and 1,751,962 anti-dilutive common stock equivalents from the calculation of diluted earnings per share for the three and six months ended June 30, 2003. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

	Income (Numerator)	Shares (Denominator)	Per Share Amounts
Three Months Ended June 30, 2004
Loss available to shareholders	$(6,129,985)	30,861,546	$(0.20)
Effect of dividends to preferred stockholders	(1,250)	—	—

Basic EPS - Loss available to shareholders	$(6,131,235)	30,861,546	$(0.20)
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS - Loss available to shareholders	$(6,131,235)	30,861,546	$(0.20)

Three Months Ended June 30, 2003
Loss available to shareholders	$(801,958)	21,791,279	$(0.04)
Effect of dividends to preferred stockholders	(1,250)	—	—

Basic EPS - Loss available to shareholders	$(803,208)	21,791,279	$(0.04)
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS - Loss available to shareholders	$(803,208)	21,791,279	$(0.04)

Six Months Ended June 30, 2004
Loss available to shareholders	$(4,701,134)	28,787,756	$(0.16)
Effect of dividends to preferred stockholders	(2,500)	—	—

Basic EPS - Loss available to shareholders	$(4,703,634)	28,787,756	$(0.16)
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS - Loss available to shareholders	$(4,703,634)	28,787,756	$(0.16)

Six Months Ended June 30, 2003
Income available to shareholders	$347,512	21,802,808	$0.02
Effect of dividends to preferred stockholders	(2,500)	—	—

Basic EPS - Income available to shareholders	$345,012	21,802,808	$0.02
Assumed exercise of dilutive stock options	—	51,776	—

Diluted EPS - Income available to shareholders	$345,012	21,854,584	$0.02

NOTE C —STOCK OPTIONS AND STOCK-BASED COMPENSATION

The Company has elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its condensed consolidated statements of operations, except for certain options discussed below.

During the three months ended June 30, 2004, we issued 2,010,000 options under the 2001 Stock Incentive Plan and 400,000 options under the 2002 Director Option Plan. During the six months ended June 30, 2004, we issued 2,020,000 options under the 2001 Stock Incentive Plan, 400,000 options under the 2002 Director Option Plan, and 2,000,000 options outside of any plan. During the three and six months ended June 30, 2003, we issued 50,000 options under the 2001 Stock Incentive Plan and 100,000 options under the 2002 Director Option Plan .

As part of their executive compensation packages, Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, reduced their base salaries to $225,000 each and received 1,000,000 performance-based options each. These options will vest upon the successful completion of specific milestones related to the development of our Microgy subsidiary. Additionally, we reduced the number of options granted to Kam Tejwani, Chief Executive Officer, by 1,000,000. There is no future commitment to award Mr. Tejwani another 1,000,000 options. His remaining options were also adjusted to vest upon successful completion of specific corporate goals, including raising additional equity.

We recorded $2,206,487 of stock-based compensation expense in the three months ended June 30, 2004 and $2,438,309 in the six months ended June 30, 2004. Of these amounts, $29,087 and $33,935, respectively, were recorded in connection with restricted stock grants made to employees. For the six months ended June 30, 2004, $226,974 was recorded in connection with both stock and option grants, which were originally granted in July 2003 for services rendered through January 2004, made to non-employees. The expense was recorded over the period the grants and options are earned. For the three and six months ended June 30, 2004, we recorded $2,177,400 in stock compensation related to the above mentioned performance options. This amount includes the 2,820,000 vested options of Kam Tejwani and a portion of the 2,000,000 options granted to Joseph E. Cresci and Donald A. Livingston which are expected to vest. These individuals have attained specific performance based goals or have substantially completed specific milestones that would enable them to meet their individual goals.

The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fair Market Per Share	$0.87	$0.20	$0.87	$0.20
Assumptions
Risk-free rate of return	3.88%	3.43%	3.88%	3.43%
Volatility	97.93%	91.18%	97.93%	91.18%
Expected Annual Dividend Yield	0%	0%	0%	0%
Option Life (years)	9	10	9	10

Compensation expense under the intrinsic value method	$2,177,400	$—	$2,177,400	$—
Net Income available to common shareholders	(6,131,235)	(801,958)	(4,703,634)	347,512
Difference in Compensation Expense under SFAS 123, net of taxes	(1,884,336)	13,034	(1,382,779)	26,008
Net Income (Loss) available to common shareholders under SFAS 123	$(4,246,899)	$(814,992)	$(3,320,855)	$321,504

Basic EPS, as reported	$(0.20)	$(0.04)	$(0.16)	$0.02
Basic EPS, under SFAS 123	$(0.14)	$(0.04)	$(0.12)	$0.02
Diluted EPS, as reported	$(0.20)	$(0.04)	$(0.16)	$0.01
Diluted EPS, under SFAS 123	$(0.14)	$(0.04)	$(0.12)	$0.01

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

Accumulated amortization of licensed technology rights was $545,954 as of June 30, 2004 and $453,204 as of December 31, 2003. Amortization expense for licensed technology rights was $46,375 and $92,750 for the three and six months ended June 30, 2004 and 2003, respectively. The future estimated amortization expense for licensed technology rights is as follows:

2004 Remaining	2005	2006	2007	2008	Thereafter	Total
$92,750	185,500	185,500	185,500	185,500	2,329,296	$3,164,046

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities.” These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. On January 1, 2004 we adopted FIN 46R. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Six Months Ended
Net Periodic Pension Cost	June 30, 2004	June 30, 2003
Service cost	96,069	76,591
Interest cost	59,431	63,540
Expected return on assets	(55,464)	(37,102)
Amortization of prior service cost	8,050	8,050
Amortization of actuarial loss	9,791	10,246

Net periodic pension cost	117,876	121,325

Plan Assets – Pension costs and cash funding requirements are expected to increase in future years. The following table sets out the market value of out retirement plan as of June 30, 2004 and December 31, 2003.

Pension Assets	June 30, 2004	December 31, 2003
Equity securities	$912,176	$892,632
Fixed Income securities	374,962	382,239
Cash	136,865	110,725

Total	$1,424,003	$1,386,596

Employer Contributions – We made no contributions to the pension plan in the first or second quarter of 2004

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities

The following table shows all of our long term liabilities:

	2004	2005	2006	2007	2008	Thereafter	Total
Non-cancelable operating leases	$55,259	97,671	93,716	13,411			$260,057
ArcLight loan (1)	$—	1	1	1	1	3,291,968	$3,291,972
Scrubgrass facility lease	$9,851,500	21,715,000	26,058,000	28,910,000	29,390,000	219,850,000	$335,774,500
Non-cancelable fuel agreements	$1,216,500	2,513,000	2,599,000	2,687,000	2,385,000	8,687,000	$20,087,500
TOTAL	$11,123,259	24,325,672	28,750,717	31,610,412	31,775,001	231,828,968	$359,414,029

(1)	All distributions from Scrubgrass will be used to repay the loan. We are only required to make principal repayments when we receive distributions. However, we are required to make at least one principal payment in any 24-month period. We have satisfied this requirement for the next 24 months.

EPC Corporation Debt Obligations – On September 4, 2003, we entered into a Note Purchase Agreement with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which our subsidiary, EPC Corporation, which holds as its sole asset the stock of Buzzard, agreed to issue and sell to ArcLight up to $5,400,000 original principal amount of its 20.0% Senior Secured Notes due December 31, 2012, consisting of Note A in the original principal amount of $3,700,000 and Note B in the original principal amount of $1,700,000. ArcLight purchased Note A on September 4, 2003, as a result of which EPC Corporation received gross proceeds of $3.7 million. We do not expect ArcLight to purchase Note B. The aggregate minimum principal and interest to be paid by EPC Corporation on Note A over the term of Note A is $4.8 million. Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal. Distributions from Scrubgrass are required to be used to repay Note A. After it is paid in full, we will keep the next $1.4 million of distributions. Thereafter, future distributions will be shared equally through December 31, 2012. Any unpaid interest that has accrued on the 15th of each month shall be added to the balance of the note.

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. We are in full compliance with our covenants.

The following table describes our debt obligations as of June 30, 2004 and December 31, 2003:

Long Term Debt Obligations	June 30, 2004	December 31, 2003
Sunnyside plant obligations	$583,030	$583,030
Arclight Note Payable & Accrued Interest	3,291,972	3,916,160

TOTAL	$3,875,002	$4,499,190

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of June 30, 2004 and December 31, 2003:

Description of the Obligation	Balance at June 30, 2004	Balance at December 31, 2003	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	5,031,165	6,268,163	7.6725%
Variable rate term loan (2004)	0	3,687,000	LIBOR + 1.250%

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	0	389,535	LIBOR + 1.250%
Working capital loan (2008)	1,591,000	2,433,261	LIBOR + 1.250%

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

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $645,948 as of June 30, 2004 and December 31, 2003. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

NOTE H – SEGMENT INFORMATION

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended June 30, 2004
Power generation revenues	11,602,886	—	—	11,602,886
Pre-tax income (loss)	(3,590,089)	(471,260)	(2,329,698)	(6,391,047)
Identifiable Assets	93,923,275	8,925,804	3,873,982	106,723,061

Three Months Ended June 30, 2003
Power generation revenues	12,553,759	—	—	12,553,759
Pre-tax income	(978,092)	(338,894)	(179,203)	(1,496,189)
Identifiable Assets	85,400,618	8,313,998	753,648	94,468,264

Six Months Ended June 30, 2004
Power generation revenues	25,941,274	—	—	25,941,274
Pre-tax income (loss)	(1,064,569)	(1,004,979)	(2,863,975)	(4,933,523)
Identifiable Assets	93,923,275	8,925,804	3,873,982	106,723,061

Six Months Ended June 30, 2003
Power generation revenues	27,089,093	—	—	27,089,093
Pre-tax income	2,022,164	(805,865)	(317,763)	898,536
Identifiable Assets	85,400,618	8,313,998	753,648	94,468,264

NOTE I – PRIVATE PLACEMENT

On May 19, 2004 we successfully completed the private placement, raising $5,640,000 in gross proceeds. We issued $7,050,000 shares of stock and 3,525,000 warrants to purchase stock as a result of this private placement. The proceeds have been allocated to the stock and warrants based on relative fair values. The value assigned to the warrants is included in paid in capital in the balance sheet as of June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Company

Our mission is to be a leading company in resource management and energy production technologies that serve multiple socially responsible markets. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We currently have two principal business units, Buzzard Power Corporation and Microgy Cogeneration Systems, Inc., which are described below.

Buzzard Power Corporation

Buzzard Power Corporation (“Buzzard”) is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant (“Scrubgrass”), located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Microgy Cogeneration Systems, Inc

Microgy Cogeneration Systems, Inc. (“Microgy”) holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes. This biogas can be used to generate electricity or it can be used in other industrial applications. Microgy’s product is expected to provide certain farms, known as concentrated animal feeding operations, or CAFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and State agencies either have or may be in the process of passing regulations that require CAFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications, such as the production of thermal energy to power animal feed production facillities. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This trend positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of the future potential growth of EPC and, as such, we are investing substantially all our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the Company’s results of operations for the three and six months ended June 30, 2004 with the results of operations for the three and six months ended June 30, 2003. Unless otherwise indicated, all references to 2004 pertain to the six months ended June 30, 2004 and all references to 2003 pertain to the six months ended June 30, 2003. Historical results and trends that might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995, in order to provide investors with prospective information about us. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results and events to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Results of Operations

For the six months ended June 30, 2004, we had a net loss of $4,701,134, or a loss of $0.16 per common share, compared to net income of $347,509, or income of $0.02 per common share, for the six months ended June 30, 2003. The decrease in net income was primarily attributable to 2004 non-cash compensation expenses of $2,438,309 recorded under APB 25 for performance based options granted to senior executives. There were no such expenses for 2003. The decrease was also attributable to a 4% decrease in power generation revenues and a 13% increase in operating expenses, both discussed below.

For the three months ended June 30, 2004, we had a net loss of $6,129,985, or a loss of $0.20 per common share, compared to a net loss of $801,958, or a loss of $0.04 per common share, for the three months ended June 30, 2003. The decrease is primarily attributable to non-cash compensation expenses of $2,206,487 for the three months ended June 30, 2004. There were no such expenses for same period in 2003. The decrease was also attributable to an 8% decrease in power generation revenues and a 14% increase in operating expenses at Buzzard (see below).

Power generation revenues for the six months ended June 30, 2004 decreased to $25,941,274 from $27,089,093 in the same period last year. This decrease was the result of a 58% reduction in accrued power generation revenues resulting from the FASB 13 accounting treatment of the Scrubgrass lease. This adjustment has no effect on pre-tax income since it is completely offset by an accrued lease expense. Actual billed power generation revenues for the six months ended June 30, 2004 increased by $642,841. This increase is due to a 5% increase in billable rates to Penelec, the purchaser of power from this facility, and was offset by a decrease in operating capacity to 85% in 2004 from 93% in 2003.

For the three months ended June 30, 2004, power generation revenues decreased to $11,602,886 from $12,553,759 for the same period in 2003. This decrease was attributable to a 58% decrease in accrued power generation revenues and a decrease in actual billed power generation, resulting from a longer planned outage this year.

For the six months ended June 30, 2004, total cost and expenses increased 16% to $30,658,610 from $26,312,427 for six months ended June 30, 2003. The increase is primarily attributable to non-cash compensation expenses of $2,438,309 recorded under APB 25 for performance based options granted to senior executives and a 13% increase in operating costs at Buzzard. The increase in operating expenses for the six months ended June 30, 2004 was primarily due to:

•	Increase in fuel expenses for Buzzard of $707,076 from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation.

•	Increase in major maintenance expenses for Buzzard totaling $1,206,082, or 29%, primarily from planned outage expenses that occurred in 2004, but not in 2003, and a 38% increase in the planned maintenance cost of steam generators.

Total cost and expenses increased 27% to $17,902,328 for the three months ended June 30, 2004 from $14,113,593 for the three months ended June 30, 2003. The increase is primarily attributable to non-cash compensation expenses of $2,206,487 recorded under APB 25 for performance based options granted to senior executives and a 14% increase in operating costs at Buzzard. The increase in operating expenses for the three months ended June 30, 2004 was primarily due to:

•	A $441,784 or 22% increase in fuel expenses for Buzzard from cost escalations and transportation adjustments in certain fuel supply agreements for waste handling and transportation.

•	Increase in major maintenance expenses for Scrubgrass totaling $890,110 or 29%, primarily from planned outage expenses that occurred in 2004, but not in 2003, and a 41% increase in the planned maintenance of steam generators.

We spent more money this quarter on major maintenance expense in an effort to extend the regular maintenance schedule from 12 months to 18 months. We anticipate that the extended schedule will reduce future maintenance expenses associated with planned outages.

For the six months and three months ended June 30, 2004, general and administrative expenses increased slightly from the same periods in 2003. The $146,623 increase for the six month period and the $226,064 increase for the three month period were both attributable to increased payroll costs at Microgy.

For the six months ended June 30, 2004, we had other expenses of $216,187, compared to other income of $121,869 for the six months ended June 30, 2003. This decrease is attributable to an increase in interest expense related to the long-term debt at our subsidiary, EPC Corporation to $387,065 from $47,424 for the 2004 and 2003 periods, respectively.

For the three months ended June 30, 2004, we had other expense of $91,605, compared to other income of $63,645 for the three months ended June 3, 2003. This decrease is attributable to increase in interest expense related to the long-term debt at our subsidiary, EPC Corporation to $179,085 from $22,062 for the 2004 and 2003 periods, respectively.

We had an income tax benefit of $232,389 for the six months ended June 30, 2004, compared to an expense of $551,026 for the same period in 2003. These changes are primarily attributable to a loss and a decrease in the effective tax rate from 61% for the 2003 period to 5% in the 2004 period. Our tax rate is based upon forecasts for a full year of operations. Currently, we expect to have a federal tax benefit and a state tax obligation, resulting in a combined tax benefit of $716,779 for the full year.

We had an income tax benefit of $261,062 for the three months ended June 30, 2004, compared to a benefit of $694,231 for the same period in 2003. These changes are primarily attributable to a change in our effective tax rate from 46% for the 2003 period to 4% in the 2004 period.

For the six months ended June 30, 2004, we had a loss per common share of $0.16, compared to earnings per common share of $0.02 for the six months ended June 30, 2003. The decrease in earnings per common share was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with our private placement concluded in the second quarter of this year (the “2004 Private Placement”).

For the three months ended June 30, 2004, we had a loss per common share of $0.20, compared to a loss per common share of $0.04 for the three months ended June 30, 2003. The decrease in earnings per common share was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with the 2004 Private Placement.

2004 Outlook

The following forward-looking information concerning our results of operations for 2004 is being compared to our historical results of operations for 2003:

Power generation revenues are expected to increase slightly in 2004 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Pursuant to the terms of the ArcLight loan (see EPC Corporation Debt Obligations, below), all distributions from Buzzard are required to be used to repay the ArcLight loan. Therefore, performance at Buzzard should not have an effect on our liquidity in 2004. See “Cash Flow Outlook” for more information.

We expect to generate revenues from our Microgy subsidiary in 2004. We have signed Digester Purchase and Management Agreements with 5 farms under our relationship with Dairyland Power Cooperative. These agreements represent backlog of approximately $12 million. We expect to be able to record some of this backlog as revenue in 2004, depending on receipt of all necessary permits and approvals and the pace of construction. As of the date of this filing, we had started construction on three of these facilities.

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

General and administrative expenses for the full year of 2004 are expected to increase by approximately $1,800,000, primarily because we plan to increase expenses to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel;

•	the use of consultants for technical, financial, legal, marketing, public and investor relations and other strategic advice; and

•	the increase of related corporate expenses such as insurance, office supplies, rent, legal, and travel.

Interest expense is expected to increase for the full year of 2004 because we should pay and accrue interest on the ArcLight loan.

We expect our weighted average common shares outstanding to increase in 2004 as result of additional private placements and issuances of stock compensation and stock awards. In 2003, we issued 4,853,456 new shares and expect to issue more shares in 2004. In our 2004 Private Placement, we issued over 7,050,000 of new shares and warrants to purchase 3,525,000 additional shares.

Liquidity and Capital Resources

Operating Activities

For the six months ended June 30, 2004, cash provided by operating activities was $147,054, compared to cash provided by operations of $180,161 for the 2003 period. The only source of cash for the six months ended June 30, 2004 was power generation revenues from Buzzard.

We reported net loss of $4,701,134 for the six months ended June 30, 2004. The following adjustments need to be considered in order to reconcile our net income for the period to our net cash provided by operating activities:

•	Depreciation and amortization – Depreciation and amortization for the six month period was $245,345. This amount included $92,750 from technology rights, $74,502 from lease rights, $14,850 from refinancing costs and $63,243 from property, plant and equipment.

•	Amortization of deferred gain – Our deferred gain, net, amounted to $3,700,928 as of June 30, 2004 as compared to $3,855,133 as of December 31, 2003. The decline of $154,205 is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

•	Accrued interest – We accrued $153,203 of interest related to the ArcLight loan and added it to the principal balance.

•	Non-cash stock-based compensation – Our net income includes the effect of non-cash stock-based compensation totaling $2,438,309 for the six months ending June 30, 2004.

•	Receivables from utility – Receivables from utility decreased by 72% or $841,342 because of a contracted increase in the payment terms from Penelec on power generation revenues at Scrubgrass.

•	Fuel inventory – Fuel inventory at Buzzard increased to $1,150,828 on June 30, 2004 from $485,021 on December 31, 2003 due to changes in the fuel mix and in fuel sites.

•	Other current assets – Other current assets, related to prepaid insurance and other prepaid expenses, decreased to $190,681 on June 30, 2004 from $194,104, on December 31, 2003.

•	Other assets – Other assets increased to $865,268 from $387,711 for the periods ending June 30 2004 and December 31, 2003, respectively, due primarily to the addition of $491,773 in capitalized project assets.

•	Accounts payable and other current liabilities – Accounts payable, accrued expenses, and other current liabilities increased by $1,705,375 or 17%. This increase is due to accrued expenses related to the planned outage at Buzzard.

Investing Activities

Our cash used for investing activities was $1,152,001 and $781,243 for the six months ending June 30, 2004 and 2003, respectively. Our investing activities were concentrated primarily in the following areas:

•	Restricted cash – Our restricted cash balance increased by $1,146,937. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

•	Property, plant and equipment – We had property plant and equipment expenditures of $5,064 for the six months ended June 30, 2004 compared to $1,750 for the six months ended June 30, 2003.

Financing Activities

Our cash provided by financing activities was $3,445,867 for the six months ended June 30, 2004 compared to cash used for financing of $23,773 for the six months ended June 30, 2003. We offer the following information concerning the financing activities for our business:

•	Dividend payments to preferred stock of subsidiary - Buzzard paid dividends of $2,500 to its preferred stockholder during the first two quarters of 2004 and 2003.

•	Debt repayments – We repaid $777,391 of accrued interest and principal related to the ArcLight loan for the six months ended June 30, 2004 (see EPC Corporation Debt Obligations below).

•	Working capital loan for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1,591,000 as of June 30, 2004 and $2,433,261 as of December 31, 2003. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2004 and 2003. We have met the pay down requirement for this loan for 2004 and 2003.

Cash Flow Outlook

During 2004, we expect to fund our business activities principally from available cash balances, investment earnings, equity funding, raising additional debt at Microgy, and the sale of the first products based upon Microgy’s technology. We do not expect to receive cash from the operations of Buzzard (because such cash, if any, will be used to repay interest and principal on the ArcLight loan), nor proceeds from the sale of NOx emission credits, nor from any pending litigation, as we have in the past. These sources of cash should be sufficient to cover all of our operating expenses and current contractual obligations for 2004.

On March 17, 2004 we announced that we were conducting a private placement of our equity securities. On May 19, 2004 we successfully completed the private placement, raising $5,640,000. After commissions and fees, the proceeds from this private placement should be sufficient to cover all of our operating expenses and current contractual obligations for 2004. Additionally, we should be able to finance the construction of some of the Microgy projects that are in our sales backlog.

On June 30, 2004, our unrestricted cash balance was $3,885,790 as compared to $1,444,870 as of December 31, 2003. Our restricted cash balances were $2,701,245 and $1,554,308 at the respective dates. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the six months ended June 30, 2004, we received distributions of $997,500 from Scrubgrass, which is less than our distributions of $1,710,000 during the same period in 2003. This decrease is due to the repayment of working capital at Scrubgrass and increased operating costs. All of the distributions, managed by J.P. Morgan, have been used to repay interest of $338,502 and principal of $408,028 on the ArcLight loan, described above. We expect that all distributions in 2004 will be used to satisfy the same debt obligation.

On May 5, 2004, we began construction on our first facility based upon the Microgy technology. As of the date of this filing, two additional projects have started construction. We have two other facilities in our sales backlog. These five facilities represent approximately $12 million in gross revenues. We expect to receive our first cash from these sales in 2004 after paying for development, construction, and licensing costs.

Our present business strategy generally anticipates the outright sale of facilities however, in some circumstances, we expect that Microgy may own projects. We anticipate that, to the extent Microgy is the owner of projects, project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. We cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner. However, to the extent Microgy is the owner of projects, Microgy will need to obtain financing to allow it to develop and construct such projects.

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

As of June 30, 2004, the aggregate outstanding balance of our variable rate debt obligations was $1,591,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $135,600,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $15,910 and lease expense of $1,356,000. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning in March 2004, we undertook a private placement of units (“Units”), at a price of $24,000 per Unit, comprised of (i) 30,000 shares of our Common Stock and (ii) three year warrants to acquire 15,000 shares of our Common Stock at an exercise price of $1.10 per share (“Warrants”), pursuant to subscriptions by a total of 95 investors (the “Private Placement”). We issued a total of 235 Units to investors in the Private Placement, representing an aggregate of 7,050,000 shares of our Common Stock and warrants to acquire an aggregate of 3,525,000 shares of our Common Stock, for aggregate gross proceeds of $5,640,000 on various dates commencing on April 13, 2004 and ending on May 19, 2004. The proceeds of the Private Placement will be used for working capital and general corporate purposes.

The Warrants may be exercised at any time within three years of their date of issuance, for cash or pursuant to a customary cashless exercise feature.

The investors in the Private Placement were comprised solely of individuals who qualified as “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was made in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof or Rule 506 of Regulation D. A Notice on Form D with respect to the offering was timely filed with the Securities and Exchange Commission.

Westminster Securities Corporation (“Westminster”) acted as placement agent in connection with the Private Placement. As compensation for its services as placement agent, (i) we paid to Westminster commissions and non-accountable expenses equal to $571,930, (ii) we issued to Westminster a warrant to purchase 23.5 Units (representing the right to acquire 705,000 shares of our Common Stock and warrants to acquire 352,500 shares of our Common Stock) at an exercise price of $24,000 per Unit (the “Placement Agent Warrant”), and (iii) we issued to Westminster 2.48 Units (representing 74,400 shares of our Common Stock and warrants to acquire 37,200 shares of our Common Stock). The Placement Agent Warrant may be exercised at any time within three years of its date of issuance, for cash or pursuant to a customary cashless exercise feature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders, held on June 23, 2004, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	23,673,404	143,218
Kamlesh R. Tejwani	23,673,404	143,218
Donald A. Livingston	23,673,404	143,218
Robert I. Weisberg	23,798,404	18,218
Jessie J. Knight, Jr.	23,798,404	18,218
August Schumacher, Jr.	23,798,404	18,218
John R. Cooper	23,798,404	18,218

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

4.01	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.02	Amended and Restated 2002 Director Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Definitive Schedule 14A relating to the Notice and Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on July 1, 2003)

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.08 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.06	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

4.07	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.08	Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.09	Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.10	Form of Common Stock Purchase Warrant

4.11	Form of Placement Agent Warrant

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

a)	Reports on Form 8-K

i)	Current Report on Form 8-K, dated April 5, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced results for 2003.

ii)	Current Report on Form 8-K, dated May 7, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company commenced construction of its first digester project.

iii)	Current Report on Form 8-K, dated May 17, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced results for the first quarter of 2004.

iv)	Current Report on Form 8-K, dated May 20, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company commenced construction of its second project.

v)	Current Report on Form 8-K, dated May 26, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company successfully completed its Private Placement.

vi)	Current Report on Form 8-K, dated June 1, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced the appointment of Vital, Cataurano & Company as its principal independent auditors.

vii)	Current Report on Form 8-KA, dated June 15, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company amended and restated Item 4 of its 8-K, dated June 1, 2004, for clarification purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

August 12, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)