Form 10-K/A
period 2003-12-31
ENVIRONMENTAL POWER CORP
filed 2004-11-15
CIK 805012

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A of Environmental Power Corporation (the “Company” or “EPC”) for the year ended December 31, 2004, is filed solely for the purposes of (1) integrating, but not amending (other than to delete the reference to Section 21E of the Securities Exchange Act in the section entitled “Forward-looking Information”), the information set forth in both the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Report”) and the information set forth in the Company’s Annual Report on Form 10-K/A as filed on April 30, 2004 with the Securities and Exchange Commission (the “Amendment”), (2) conforming the signature of Deloitte & Touche LLP on the filed version of its Independent Auditors’ Report and (3) filing updated certifications pursuant to Item 601(b)(31) of Regulation S-K, which certifications appear as Exhibits 31.01 and 31.02 to this report. Except as described above, no other changes are being made to the Original Report or the Amendment. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of the Original Report or modify or update the disclosure contained in the Original Report in any way other than as required to reflect the foregoing.

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Certain Factors That May Affect Future Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

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

Under the supervision and with the participation of the Environmental Power’s management, including our chief executive officer and the principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. They have concluded that these disclosure controls were effective at December 31, 2003 and provide reasonable assurance that Environmental Power can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports. We also concluded that no changes in internal controls over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect such internal control over financial reporting.

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

The following documents are filed as part of this annual report:

(a) 1. Consolidated Financial Statements

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II – Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions (charged to income tax expense)	Deductions	Balance at end of period
Year Ended December 31, 2003:
Valuation reserve for net operating loss carry forwards	$227,123	$556,452	$(137,735)	$645,840
Year Ended December 31, 2002:
Valuation reserve for net operating loss carry forwards	$148,377	$78,746	$—	$227,123

(a) 3. Exhibits

The following Exhibits are included in this report:

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	1993 Director Option Plan	W

Exhibit No.	Description	Reference
4.05	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.06	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

4.07	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC	K

4.08	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2003, between the Company and Kamlesh Tejwani	Y

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC	D

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein.	D

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC	D

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.08	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

10.09	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani	Y

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy M Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002.	Q

10.11	Purchase and Sale Agreements, dated as of December 16, 1998, January 4, 2000 and January 8, 2000, between PG&E Energy Trading—Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances.	F

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group).	F

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company).	F

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995.	F

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P.	H

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	K

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.	K

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	G

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	I

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	F

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	I

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	F

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	G

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	I

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.	F

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company.	J

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).	O

10.34*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S.	Y

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003.	X

Exhibit No.	Description	Reference
10.36	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.37	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.38	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors.	Q

10.39	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.40	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.41	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998.	I

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc.	J

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000.	X

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000	X

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50.	X

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00.	X

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

21.01	Subsidiaries of the Registrant	Y

23.01	Consent of Deloitte & Touche LLP	Z

23.02	Updated Consent of Deloitte & Touche LLP	Z

31.01	Section 302 Certificate of Chief Executive Officer	Z

31.02	Section 302 Certificate of Chief Financial Officer	Z

32.01	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	Z

32.02	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	Z

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

E	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

F	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-15472).

G	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-15472).

H	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15472).

I	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15472).

J	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15472).

K	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15472).

L	Previously filed as an exhibit to Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

M	Previously filed as an exhibit to Schedule 13D filed by Daniel J. Eastman on August 2, 2001

N	Previously filed as an exhibit to our Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

O	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-15472).

P	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 33-98559).

Q	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2001 (commission File No. 0-15472).

R	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

S	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

T	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

U	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

V	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

W	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15472)

X	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-15472)

Y	Previously filed with the Annual Report on Form 10-K to which this Amendment relates.

Z	Filed herewith.

*	Confidential treatment requested.

(b) Reports on Form 8-K

•	On December 22, 2003, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation (“POWR”) had executed an agreement for construction and sale of the first digester project based upon Microgy technology.

Signa ture Page

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:		ENVIRONMENTAL POWER CORPORATION

November 15, 2004	By	/s/ KAMLESH R. TEJWANI
Kamlesh R. Tejwani President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Cresci	Chairman and Director	November 15, 2004
Joseph E. Cresci

/s/ Kamlesh R. Tejwani	President & Chief Executive Officer and Director	November 15, 2004
Kamlesh R. Tejwani

/s/ Donald A. Livingston	Executive Vice President and Director	November 15, 2004
Donald A. Livingston

/s/ R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 15, 2004
R. Jeffrey Macartney

Director
John Cooper

/s/ Jessie J. Knight, Jr.	Director	November 15, 2004
Jessie J. Knight, Jr.

/s/ August Schumacher, Jr.	Director	November 15, 2004
August Schumacher, Jr.

/s/ Robert I. Weisberg	Director	November 15, 2004
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

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
POWER GENERATION REVENUES	$14,535,334	$12,553,759	$11,923,173	$14,352,349

OPERATING (LOSS) INCOME	$2,336,502	$(1,559,834)	$(1,197,130)	$(573,050)

NET (LOSS) INCOME	$1,149,468	$(801,958)	$(748,392)	$(577,277)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.04)	$(0.03)	$(0.02)
Diluted	$0.05	$(0.04)	$(0.03)	$(0.02)

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
POWER GENERATION REVENUES	$14,113,256	$11,977,205	$14,683,232	$14,210,241

OPERATING INCOME (LOSS)	$691,293	$(2,897,634)	$1,875,891	$(316,731)

NET INCOME (LOSS)	$1,766,650	$(1,742,507)	$875,839	$238,401

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.09	$(0.09)	$0.04	$0.01
Diluted	$0.09	$(0.09)	$0.04	$0.01

Exhibit Index

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Registrant	A

3.02	Restated Bylaws of the Registrant	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	2003 Incentive Compensation Plan	C

4.04	1993 Director Option Plan	W

4.05	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.06	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

4.07	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC	K

4.08	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2003, between the Company and Kamlesh Tejwani	Y

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC	D

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC	D

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein.	D

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC	D

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation	D

10.08	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani	E

10.09	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani	Y

Exhibit No.	Description	Reference

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy M Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002.	Q

10.11	Purchase and Sale Agreements, dated as of December 16, 1998, January 4, 2000 and January 8, 2000, between PG&E Energy Trading—Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances.	F

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994.	F

Exhibit No.	Description	Reference

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group).	F

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company).	F

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995.	F

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P.	H

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	K

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts.	K

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	G

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais.	I

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	F

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995.	I

Exhibit No.	Description	Reference

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	F

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	G

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995.	I

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995.	F

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company.	J

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).	O

10.34*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S.	Y

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003.	X
10.36	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.37	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998.	Q

10.38	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors.	Q

10.39	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.40	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”).	X

10.41	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998.	I

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc.	J

Exhibit No.	Description	Reference

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000.	X

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000	X

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50.	X

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00.	X

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00.	X

21.01	Subsidiaries of the Registrant	Y

23.01	Consent of Deloitte & Touche LLP	Z

23.02	Updated Consent of Deloitte & Touche LLP	Z

31.01	Section 302 Certificate of Chief Executive Officer	Z

31.02	Section 302 Certificate of Chief Financial Officer	Z

32.01	Certificate of Chief Executive Officer pursuant to 18 U.S.C. § 1350	Z

32.02	Certificate of Chief Financial Officer pursuant to 18 U.S.C. § 1350	Z

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

E	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

F	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-15472).

G	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-15472).

H	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-15472).

I	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 0-15472).

J	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-15472).

K	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 0-15472).

L	Previously filed as an exhibit to Amendment No. 7 to Schedule 13D filed by Joseph E. Cresci on August 2, 2001

M	Previously filed as an exhibit to Schedule 13D filed by Daniel J. Eastman on August 2, 2001

N	Previously filed as an exhibit to our Report on Form 8-K dated as of August 7, 2001 (Commission File No. 0-15472).

O	Previously filed as an exhibit to our Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-15472).

P	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 33-98559).

Q	Previously filed as an exhibit to our Report on Form 10-K for the year ended December 31, 2001 (commission File No. 0-15472).

R	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

S	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No.333-98559).

T	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

U	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

V	Previously filed as an exhibit to our Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003 (Commission File No. 0-15472).

W	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-15472)

X	Previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 0-15472)

Y	Previously filed as an exhibit to the Annual Report on Form 10-K to which this Amendment relates.

Z	Filed herewith

*	Confidential treatment requested.

(b) Reports on Form 8-K

•	On December 22, 2003, the Registrant disclosed pursuant to Regulation FD a press release announcing that Environmental Power Corporation (“POWR”) had executed an agreement for construction and sale of the first digester project based upon Microgy technology.