Form 10-Q/A
period 2004-03-31
ENVIRONMENTAL POWER CORP
filed 2004-11-15
CIK 805012

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-K/A of Environmental Power Corporation (the “Company” or “EPC”) for the period ended March 31, 2004, is filed solely for the purposes of (1) integrating, but not amending, the information set forth in both the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the “Original Report”) and the information set forth in the Company’s Quarterly Report on Form 10-Q/A as filed on May 14, 2004 with the Securities and Exchange Commission (the “Amendment”) and (2) filing updated certifications pursuant to Item 601(b)(31) of Regulation S-K, which certifications appear as Exhibits 31.01 and 31.02 to this report. Except as described above, no other amendments are being made to the Original Report or the Amendment. This Form 10-Q/A does not reflect events occurring after the May 12, 2004 filing of the Original Report or modify or update the disclosure contained in the Original Report in any way other than as required to reflect the foregoing.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description	Reference
2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc.	A

3.01	Restated Certificate of Incorporation of the Company	A

3.02	Restated Bylaws of the Company	A

4.01	2001 Stock Incentive Plan	B

4.02	Amended and Restated 2002 Director Stock Option Plan	C

4.03	Amended and Restated 2003 Incentive Compensation Plan	D

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg	B

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg	B

10.1	Option Agreement dated as of March 29, 2004 between the Company and Joseph E. Cresci	D

10.2	Option Agreement dated as of March 29, 2004 between the Company and Donald A. Livingston	D

31.1	Section 302 Certificate of Chief Executive Officer	E

31.2	Section 302 Certificate of Chief Financial Officer	E

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. §1350	E

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. §1350	E

A	Previously filed as an exhibit to our Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (Commission File No. 0-15472).

B	Previously filed as an exhibit to our Registration Statement on Form S-8 filed August 22, 2002 (Commission File No. 333-98559).

C	Previously filed as an appendix to the definitive Schedule 14A relating to the Proxy Statement for our 2003 Annual Meeting of Stockholders (Commission File No. 0-15472).

D	Previously filed with the Quarterly Report on Form 10-Q/A for the period ended March 31, 2004 to which this Amendment relates.

E	Filed herewith.

b)	Reports on Form 8-K

i	)	Current Report on Form 8-K, dated January 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Five Star Dairy.

ii	)	Current Report on Form 8-K, dated January 20, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Norswiss Dairy.

iii	)	Current Report on Form 8-K, dated January 23, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had signed a Memorandum of Understanding with Merced Irrigation District and Gallo Cattle Company to explore the development of two projects based upon the Microgy technology.

iv	)	Current Report on Form 8-K, dated January 30, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Daley Farms Dairy and increased its sales backlog to $8.7 million.

v	)	Current Report on Form 8-K, dated February 25, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had executed additional agreements for the construction and sale of digester project with Bach Farms and increased its sales backlog to $12 million.

vi	)	Current Report on Form 8-K, dated March 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had entered into a Project Development Agreement with an expected value of up to $200 million with The Scoular Company.

vii	)	Current Report on Form 8-K, dated March 16, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company had updated its sales pipeline and projections.

viii	)	Current Report on Form 8-K, dated March 18, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company plans to conduct a private placement of securities.

ix	)	Current Report on Form 8-K, dated March 30, 2003, the Registrant disclosed pursuant to Item 9 (Regulation FD Disclosure) an earnings release of Environmental Power Corporation (“POWR”), dated March 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
November 15, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)