Form 10-Q/A
period 2004-06-30
ENVIRONMENTAL POWER CORP
filed 2004-11-15
CIK 805012

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

The Exhibit Index appears on Page20

Total number of pages is 35.

EXPLANATORY NOTE

This Quarterly Report on Form 10-K/A of Environmental Power Corporation (the “Company” or “EPC”) for the period ended June 30, 2004, is filed solely for the purposes of (1) repeating, but not amending, the information set forth in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the “Original Report”) and (2) filing updated certifications pursuant to Item 601(b)(31) of Regulation S-K, which certifications appear as Exhibits 31.01 and 31.02 to this report. Except as described above, no other amendments are being made to the Original Report. This Form 10-Q/A does not reflect events occurring after the August 18, 2004 filing of the Original Report or modify or update the disclosure contained in the Original Report in any way other than as required to reflect the foregoing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our 2004 Annual Meeting of Stockholders, held on June 23, 2004, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	23,673,404	143,218
Kamlesh R. Tejwani	23,673,404	143,218
Donald A. Livingston	23,673,404	143,218
Robert I. Weisberg	23,798,404	18,218
Jessie J. Knight, Jr.	23,798,404	18,218
August Schumacher, Jr.	23,798,404	18,218
John R. Cooper	23,798,404	18,218

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

4.01	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.02	Amended and Restated 2002 Director Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Definitive Schedule 14A relating to the Notice and Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on July 1, 2003)

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.08 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.06	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

4.07	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.08	Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.09	Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.10	Form of Common Stock Purchase Warrant*

4.11	Form of Placement Agent Warrant*

31.1	Section 302 Certificate of Chief Executive Officer**

31.2	Section 302 Certificate of Chief Financial Officer**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350**

*	Previously filed as an exhibit to the Quarterly Report on Form 10-Q to which this Amendment relates
**	Filed herewith

a)	Reports on Form 8-K

i)	Current Report on Form 8-K, dated April 5, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced results for 2003.

ii)	Current Report on Form 8-K, dated May 7, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company commenced construction of its first digester project.

iii)	Current Report on Form 8-K, dated May 17, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced results for the first quarter of 2004.

iv)	Current Report on Form 8-K, dated May 20, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company commenced construction of its second project.

v)	Current Report on Form 8-K, dated May 26, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company successfully completed its Private Placement.

vi)	Current Report on Form 8-K, dated June 1, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company announced the appointment of Vital, Cataurano & Company as its principal independent auditors.

vii)	Current Report on Form 8-KA, dated June 15, 2004, reporting pursuant to Item 9 (Regulation FD Disclosure) that the Company amended and restated Item 4 of its 8-K, dated June 1, 2004, for clarification purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

November 15, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)