Form 10-Q
period 2004-09-30
ENVIRONMENTAL POWER CORP
filed 2004-11-15
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at September 30, 2004 34,107,949 shares

The Exhibit Index appears on Page23

Total number of pages is 28.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2004 & December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current Assets:
Cash And Cash Equivalents	1,518,469	1,444,870
Restricted Cash	1,528,208	1,554,308
Receivables	16,362,907	13,063,529
Fuel Inventory	762,588	485,021
Other Current Assets	211,544	194,104
Total Current Assets	20,383,716	16,741,832

Property, Plant And Equipment, Net	353,818	435,516
Lease Rights, Net	1,751,742	1,863,495
Accrued Power Generation Revenues	76,920,953	75,314,725
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	241,427	241,427
Licensed Technology Rights, Net	3,117,671	3,256,796
Other Assets	373,794	387,711

Total Assets	108,055,987	103,154,368

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts Payable And Accrued Expenses	9,395,018	10,042,990
Working Capital Loan	2,221,000	2,433,261
Other Current Liabilities	—	389,535
Total Current Liabilities	11,616,018	12,865,786

Deferred Gain, Net	3,623,825	3,855,133

Secured Promissory Notes Payable And Other Borrowings	4,046,189	4,499,190
Accrued Lease Expenses	76,920,953	75,314,725
Total Liabilities	96,206,985	96,534,834

Shareholders’ Equity:
Preferred Stock (1)	—	—
Preferred Stock (2)	100	100
Common Stock (3)	347,270	272,638
Additional Paid-In Capital	14,545,593	9,071,127
Accumulated Deficit	(3,839,827)	(1,368,166)
Accumulated Other Comprehensive Loss	(324,815)	(324,815)
Treasury Stock (4)	(385,402)	(385,402)
Deferred Compensation	1,554,658	—
Notes Receivable From Officers And Board Members	(48,575)	(645,948)
Total Shareholders’ Equity	11,849,002	6,619,534

Total Liabilities And Shareholders’ Equity	108,055,987	103,154,368

See Notes To Consolidated Financial Statements.

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2004 and December 31, 2003, respectively
(3)	$.01 par value; 50,000,000 shares authorized; 34,726,963 issued and 34,107,949 outstanding as of September 30 2004; 27,263,749 issued and 26,644,735 outstanding as of December 31, 2003
(4)	619,014 shares at cost, as of September 30, 2004 and December 31, 2003

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

	3 Months Ended		9 Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Power Generation Revenues	$15,101,828	$11,923,173	$41,043,102	$39,012,266
Product Sales	1,670,306	—	1,670,306	—
Total Revenues	16,772,134	11,923,173	42,713,408	39,012,266

Costs And Expenses:
Buzzard
Operating Expenses (1)	7,042,739	6,020,393	22,527,867	19,669,118
Lease Expenses (2)	4,759,717	4,755,927	14,373,121	14,439,348
Microgy
Cost Of Goods Sold	1,670,306	—	1,670,306	—
General And Administrative (3)	1,396,605	2,220,126	4,273.030	4,437,517
Non-Cash Compensation	(450,572)	—	1,987,737	515,410
Depreciation And Amortization	111,499	123,857	356,844	371,337
Total Costs And Expenses	14,530,295	13,120,303	45,412,778	39,432,730

Operating Income (Loss)	2,017,966	(1,197,130)	(2,699,370)	(420,464)

Other Income (Expense):
Interest Income	13,763	14,263	30,436	21,465
Interest Expense	(180,805)	(89,043)	(567,869)	(136,467)
Amortization Of Deferred Gain	77,103	77,102	231,308	231,308
Other (Expense) Income	(223,873)	(6,265)	(223,873)	1,620
Total Other Income (Expense)	(313,812)	(3,943)	(529,998)	117,926

Income (Loss) Before Income Taxes	1,928,027	(1,201,073)	(3,005,495)	(302,538)

Income Tax Expense (Benefit)	(305,195)	(452,681)	(537,584)	98,345

Net Income (Loss)	2,233,221	(748,392)	(2,467,911)	(400,883)

Preferred Securities Dividend Requirements Of Subsidiary	$(1,250)	$(1,250)	$(3,750)	$(3,750)

Income (Loss) Available To Common Shareholders	2,231,971	(749,642)	(2,471,661)	(404,633)

Weighted Average Common Shares Outstanding:
Basic	34,100,340	24,373,575	30,571,543	22,669,147
Diluted	37,012,530	24,373,575	30,571,543	22,669,147

Earnings Per Common Share
Basic	$0.07	$(0.03)	$(0.08)	$(0.02)
Diluted	$0.06	$(0.03)	$(0.08)	$(0.02)

See Notes to Consolidated Financial Statements.

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for Nine Months Ended September 30, 2004 and September 30, 2003

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(2,467,911)	(400,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,844	371,337
Deferred income taxes	—	78,826
Amortization of deferred gain	(231,308)	(231,308)
Interest expense, accrued and added to balance of borrowing	171,187	—
Non-cash, stock based compensation expense	1,987,737	515,410
Non-cash loss on write down of notes receivable	223,873
Accrued power generation revenues	(1,606,228)	(3,841,299)
Accrued lease expenses	1,606,228	3,841,299
Changes in operating assets and liabilities:
Increase in receivables	(3,299,378)	(2,660,629)
Increase in fuel inventory	(277,567)	—
Increase in other current assets	(17,440)	(142,783)
Increase in other assets	(5,287)	(198)
Decrease in accounts payable and accrued expenses	(274,472)	(1,201,894)
(Decrease) increase in other current liabilities	(389,535)	—
Net cash used for operating activities	(4,223,257)	(3,672,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	26,100	(782,415)
Property, plant and equipment expenditures	(5,064)	(7,269)
Net cash provided by (used for) investing activities	21,036	(789,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	(3,750)	(3,750)
Private placement of common stock	5,068,019	718,000
(Repayments) borrowings under secured promissory note payable	(624,188)	3,755,500
Repurchase of treasury stock	—	(21,273)
Repayment of secured promissory note payable	—	(750,000)
Exercise of stock options	48,000	—
Net repayments under working capital loan	(212,261)	2,382,531
Net cash provided by financing activities	4,275,820	6,081,008

INCREASE IN CASH AND CASH EQUIVALENTS	73,599	1,619,202

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,444,870	734,743

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,518,469	2,353,945

NON-CASH ITEMS
Contribution of notes receivable to pension plan	373,500

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“EPC”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We excluded 7,981,662 anti-dilutive common stock equivalents from the calculation of diluted earnings per share for the nine months ended September 30, 2004, and 3,577,329 and 5,072,329 anti-dilutive common stock equivalents from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

Earnings Per Share	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003

Income (Loss) available to shareholders	$2,233,221	$(748,392)	$(2,467,911)	$(400,883)
Dividends to preferred stockholders	(1,250)	(1,250)	(3,750)	(3,750)
Earnings (Numerator)	$2,231,971	$(749,642)	$(2,471,661)	$(404,633)

Basic Shares (Denominator)	34,100,340	24,373,575	30,571,543	22,669,147

Basic EPS	$0.07	$(0.03)	$(0.08)	$(0.02)

Assumed exercise of dilutive stock options	2,912,190	0	0	0
Diluted Shares	37,012,530	24,373,575	30,571,543	22,669,147

Diluted EPS	$0.06	$(0.03)	$(0.08)	$(0.02)

NOTE C —STOCK OPTIONS AND STOCK-BASED COMPENSATION

We have elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its condensed consolidated statements of operations.

We account for non-employee stock compensation under SFAS 123 and EITF 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of the options or warrants is calculated using a Black-Scholes option model.

During the three months ended September 30, 2004, no options or warrants were issued. During the nine months ended September 30, 2004, we issued 2,020,000 options under the 2001 Stock Incentive Plan, 400,000 options under the 2002 Director Option Plan, and 6,619,700 options and warrants outside of any plan. During the nine months ended September 30, 2003, we issued 1,515,000 options under the 2001 Stock Incentive Plan and 450,000 options under the 2002 Director Option Plan.

We issued 1,000,000 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages that also included a reduction in their base salaries to $225,000 each. In March 2004, we reduced the options granted to Kam Tejwani, Chief Executive Officer by 1,000,000 and amended his remaining options to have performance-based vesting criteria, including raising additional equity. There is no future liability related to this transaction. After the successful completion of the 2004 Private Placement, 2,820,000 of Mr. Tejwani’s options vested. The 1,000,000 options of Mr. Cresci and the 1,000,000 options of Mr. Livingston vested completely on September 23, 2004 upon the successful completion of specific milestones related to the development of our Microgy subsidiary.

Because there is uncertainty regarding several key assumptions that are required to value performance-based options, including vesting, stock price, volatility, and discount rate, we apply variable accounting treatment to these options. When options vest or if it is highly likely that they will vest, we expense the options based upon the current stock price. These options are re-evaluated quarterly.

We recorded a $450,572 of stock-based compensation income in the three months ended September 30, 2004 and stock based compensation expense of $1,987,737 for the nine months ended September 30, 2004. The following table shows the composition of the non-cash, stock-based compensation.

	Three Months ended	Nine Months Ended
	September 30, 2004
Stock & option grants to non-employees	$22,741	$249,715
Stock grants to employees	29,087	63,022
Option (income) expense related to performance-based options	(502,400)	1,675,000

Total non-cash stock-based compensation	$(450,572)	$1,987,737

The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	3 Months Ended		9 Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Fair Market Per Share	$0.58	$0.23	$0.58	$0.19
Assumptions
Risk-free rate of return	2.00%	4.04%	2.00%	4.39%
Volatility	111.00%	118.80%	111.00%	81.83%
Expected annual dividend yield	0%	0%	0%	0%
Option Life (years)	5	10	5	9

Compensation (income) expense under the intrinsic value method	$(450,572)	$—	$1,987,737	$515,410
Net income (loss) available to common shareholders	2,231,971	(749,642)	(2,471,661)	(404,633)
Additional compensation expense under SFAS 123, net of taxes	431,246	19,190	769,175	3,505
Net income (loss) available to common shareholders under SFAS 123	$1,800,726	$(768,832)	$(3,240,836)	$(408,138)
Basic EPS, as reported	$0.07	$(0.03)	$(0.08)	$(0.02)
Basic EPS, under SFAS 123	$0.05	$(0.03)	$(0.11)	$(0.02)
Diluted EPS, as reported	$0.06	$(0.03)	$(0.08)	$(0.02)
Diluted EPS, under SFAS 123	$0.05	$(0.03)	$(0.11)	$(0.02)

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

Accumulated amortization of licensed technology rights was $592,329 as of September 30, 2004 and $453,204 as of December 31, 2003. Amortization expense for licensed technology rights was $46,375 and $139,125 for the three and nine months ended September 30, 2004, respectively. The future estimated amortization expense for licensed technology rights is as follows:

2004 Remaining	2005	2006	2007	2008	Thereafter	Total
$ 46,375	185,500	185,500	185,500	185,500	2,329,296	$3,117,671

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities.” These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. On January 1, 2004 we adopted FIN 46R. Adoption of this new method of accounting for variable interest entities did not have a material impact on our consolidated results of operations and financial position.

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Nine Months Ended
Net Periodic Pension Cost	September 30, 2004	September 30, 2003
Service cost	144,103	114,886
Interest cost	89,147	95,310
Expected return on assets	(83,196)	(55,652)
Amortization of prior service cost	12,074	12,074
Amortization of actuarial loss	14,687	15,369

Net periodic pension cost	176,814	181,987

Plan Assets – Pension costs and cash funding requirements are expected to increase in future years. The following table sets out the market value of out retirement plan as of September 30, 2004 and December 31, 2003.

Pension Assets	September 30, 2004	December 31, 2003
Equity securities	$865,793	$892,632
Fixed income securities	425,918	382,239
Secured notes from officers	373,500	0
Cash	141,326	110,725

Total	$1,806,537	$1,386,596

Employer Contributions – We made no contributions to the pension plan in the first or second quarter of 2004. In the third quarter we made total contributions of $403,401, comprised of $29,901 in cash and the officer notes, with a face value of $597,000 and an estimated fair value of $373,500. The officer notes are secured by 2,322,739 shares of our common stock held by Joseph Cresci and Donald A. Livingston, as well as personally guaranteed by them.

The notes contributed to the plan are replacements for existing notes which were demand notes with interest payable monthly. The amended notes with Mr. Cresci and Mr. Livingston require constant principal payments over a ten year term with interest calculated at a rate of 4.92%.

We are neither the guarantor nor the primary obligor on the notes, but a cosigner. We are obligated to pay any dishonored portion of the Notes, including any and all accrued interest.

The Plan will hold the notes until the earlier of the following occur: (1) the Plan has received principal repayments under the Notes that total $373,750, after which the Plan shall indorse, assign and transfer the Notes back to us or, if a Note has been repaid in its entirety, cancel the Note; or (2) the Independent Fiduciary determined that the investment in the Notes is no longer in the best interests of the Plan, in which case the Plan may either call the Notes or demand the Notes be paid off by us.

We have been in discussions with the Department of Labor and have made steps to get approval for this transaction, which is normally prohibited and requires an exemption. Based on preliminary discussions with counsel and the DOL, management believes the Company will receive the exemption for the prohibited transaction.

Since we are in substance a guarantor on the notes, we have calculated a guarantee accrual in accordance with Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and this amount is included in the accompanying balance sheet as of September 30, 2004. The accompanying statement of income for the three month and nine month period ended September 30, 2004 includes a charge to operating expense of $223,873 for the loss on the extinguishment of the Company’s current pension liability and the above guarantor accrual.

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

	2004	2005	2006	2007	2008	Thereafter	Total
Non-cancelable operating leases	$55,259	97,671	93,716	13,411			$260,057
ArcLight loan (1)	$—	1	1	1	1	3,463,155	$3,463,159
Scrubgrass facility lease	$4,925,750	21,715,000	26,058,000	28,910,000	29,390,000	219,850,000	$330,848,750
Non-cancelable fuel agreements	$608,250	2,513,000	2,599,000	2,687,000	2,385,000	8,687,000	$19,479,250
TOTAL	$5,589,259	24,325,672	28,750,717	31,610,412	31,775,001	232,000,155	$354,051,216

(1)	All distributions from Scrubgrass will be used to repay the loan. We are only required to make principal repayments when we receive distributions. However, we are required to make at least one principal payment in any 24-month period. We have satisfied this requirement for the next 24 months.

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

The following table describes our debt obligations as of September 30, 2004 and December 31, 2003:

Long Term Debt Obligations	September 30, 2004	December 31, 2003
Sunnyside plant obligations	$583,030	$583,030
Arclight Note Payable	3,463,159	3,916,160

TOTAL	$4,046,189	$4,499,190

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of September 30, 2004 and December 31, 2003:

Description of the Obligation	Balance at September 30, 2004	Balance at December 31, 2003	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	5,031,165	6,268,163	7.6725%
Variable rate term loan (2004)	0	3,687,000	LIBOR + 1.250%

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	0	389,535	LIBOR + 1.250%
Working capital loan (2008)	1,591,000	2,433,261	LIBOR + 1.250%

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

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $48,575 and $645,948 as of September 30, 2004 and December 31, 2003, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors. In September 2004, an independent accounting firm performed an appraisal of two of these notes and provided a fair market valuation of $373,500. We contributed the fair market value of two of these notes to the pension plan as discussed above. The plan will hold the notes until it receives principal repayments totaling $373,500, with interest at 4.92%. The notes are secured by 2,322,739 shares of common stock. After the plan has received all the principal and interest due, the remaining value of the notes, if any, will be returned to Environmental Power Corporation.

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

NOTE H – SEGMENT INFORMATION

We manage and evaluate our operations in two reportable business segments: the Scrubgrass project (Buzzard) and Microgy. “All Other Segments” is comprised of corporate items that are not directly tied to either operating entity. These segments have been classified separately because of the different technologies used in the generation of energy and the future growth prospects of the businesses. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended September 30, 2004
Revenues	15,101,828	1,670,306	—	16,772,134
Interest Income	5,832	—	7,931	13,763
Interest Expense	(48,251)	—	(132,554)	(180,805)
Depreciation and Amortization	59,247	47,535	4,717	111,499
Amortization of Deferred Gain	—	—	77,103	77,103
Capital Expenditures	—	—	10,128	10,128
Pre-tax income (loss)	2,706,555	(725,726)	(52,802)	1,928,027
Identifiable Assets	96,347,026	10,178,173	1,530,788	108,055,987

Three Months Ended September 30, 2003
Revenues	11,923,173	—	(0)	11,923,173
Interest Income	11,957	—	2,306	14,263
Interest Expense	(33,582)	—	(55,461)	(89,043)
Depreciation and Amortization	70,965	48,546	4,346	123,857
Amortization of Deferred Gain	—	—	77,102	77,102
Capital Expenditures	—	—	9,019	9,019
Pre-tax income (loss)	(46,189)	(427,720)	(727,164)	(1,201,073)
Identifiable Assets	90,339,682	8,627,094	2,673,583	101,640,359

Nine Months Ended September 30, 2004
Revenues	41,043,102	1,670,306	—	42,713,408
Interest Income	12,269	—	18,167	30,436
Interest Expense	(29,320)	—	(538,549)	(567,869)
Depreciation and Amortization	198,166	144,756	13,922	356,844
Amortization of Deferred Gain	—	—	231,308	231,308
Capital Expenditures	—	—	5,064	5,064
Pre-tax income (loss)	1,641,987	(1,730,706)	(2,916,776)	(3,005,495)
Identifiable Assets	96,347,026	10,178,173	1,530,788	108,055,987

Nine Months Ended September 30, 2003
Revenues	39,012,266	—	—	39,012,266
Interest Income	11,957	—	9,508	21,465
Interest Expense	(33,582)	—	(102,885)	(136,467)
Depreciation and Amortization	212,895	146,019	12,423	371,337
Amortization of Deferred Gain	—	—	231,308	231,308
Capital Expenditures	—	—	7,269	7,269
Pre-tax income	1,975,975	(1,233,585)	(1,044,928)	(302,538)
Identifiable Assets	90,339,682	8,627,094	2,673,583	101,640,359

NOTE I - PRIVATE PLACEMENT

On May 19, 2004 we successfully completed a private placement of securities, raising $5,640,000 in gross proceeds. We issued 7,050,000 shares of common stock and warrants to purchase 3,525,000 shares of common stock as a result of this private placement. The proceeds have been allocated to the common stock and warrants based on relative fair values. The value assigned to the warrants is included in paid in capital in the balance sheet as of September 30, 2004.

We were required to register all the securities by September 19, 2004. Since the registration statement did not go effective on that date, we were required to pay a penalty equal to 1% of the gross proceeds received for each month that the securities remain un-registered. The payment can be in cash or in the issuance of additional shares whose value would equal 1% of the gross proceeds for each month. We have elected to pay this penalty in cash and expect to pay more penalties until the registration statement goes effective.

NOTE J – SUBSEQUENT EVENTS

We have applied for the listing of our common stock on the American Stock Exchange (“AMEX”). In order to meet its listing requirements, we have filed definitive proxy materials for a special meeting at which shareholders would vote on a seven-to-one reverse split of our common stock. After the reverse split, we expect to meet the listing requirements of AMEX. However, we cannot assure you that AMEX will agree to list our common stock.

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

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications, such as the production of thermal energy to power animal feed production facilities. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This trend positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of the future potential growth of EPC and, as such, we are investing substantially all of our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine months ended September 30, 2004 with the results of operations for the three and nine months ended September 30, 2003. Unless otherwise indicated, all references to 2004 pertain to the nine months ended September 30, 2004 and all references to 2003 pertain to the nine months ended September 30, 2003. Historical results and trends that might appear should not be taken as indicative of future operations.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements in order to provide investors with prospective information about us. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results and events to differ materially from those indicated by the forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Results of Operations

For the nine months ended September 30, 2004, we had a net loss of $2,467,911, or a loss of $0.08 per common share, compared to a net loss of $404,633, or a loss of $0.02 per common share, for the nine months ended September 30, 2003. The decrease in net income was primarily attributable to a $1,730,706 pre-tax loss in Microgy and a $2,916,776 pre-tax loss in All Other Segments compared to pre-tax losses in 2003 of $1,233,585 and $1,044,928, respectively. These decreases were due to increased operating expenses at Microgy and at the home office that are tied to the construction of the first three Microgy plants. Buzzard provided pre-tax income of $1,641,987 for 2004, compared to pre-tax income $1,975,975 for 2003. This decrease was due primarily to increased operating and maintenance expenses. The decrease in earnings per common share was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with our private placement concluded in the second quarter of this year (the “2004 Private Placement”).

For the three months ended September 30, 2004, we had net income of $2,233,221, or $0.07 per common share, compared to net loss of $748,392, or a loss of $0.03 per common share, for the same period in 2003. The increase in net income was primarily attributable to pre-tax income of $2,706,555 at Buzzard, an increase from a pre-tax loss of $46,189 for the three months ended September 30, 2003. The increase was due to increased operating capacity. In 2003, there was an unexpected outage that sharply reduced operating capacity. Pre-tax losses at Microgy increased to $725,726 from $427,720 for the third quarters of 2004 and 2003, respectively, due to increased project-related costs. Pre-tax losses for All Other Segments decreased to $52,802 from $727,164 for the three months ending September 30, 2004 and 2003, respectively, due to the variable accounting of performance based stock options for key executives, described in Note C. Offsetting the increase in earnings per common share was an the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with the 2004 Private Placement.

Revenues increased 9% to $42,713,408 from $39,012,266 for the nine months ending September 30, 2004 and 2003, respectively. For the three months ending September 30, 2004, revenues increased 41% to $15,101,828 from $11,923,173 in the same period in 2003. For both periods, the increases were due to increases in revenues at both Buzzard and Microgy. At Buzzard, operating capacity increased due to the absence of any unexpected outages as had occurred in 2003. In addition, Microgy recognized its first revenues in the sale of the first three projects, based upon the percentage completion method, as discussed in more detail below.

Costs and expenses increased by 15% and 12% for the nine and three months ended September 30, 2004 compared to the same periods in 2003. These increases were primarily attributable to operating expenses at Buzzard and Microgy. Buzzard expenses increased due primarily to increased maintenance expenses. Microgy expenses increased as a result of the growth of the business and construction of its first projects. Furthermore, we recorded an additional $1,472,327 in non-cash compensation expense in 2004 related to non-employee stock and option grants and employee options that are subject to variable accounting treatment.

We had other expenses of $529,998 in 2004 compared to other income of $117,926 in 2003. For the three months ended September 30, 2004 and 2003, other expenses increased to $313,812 from $3,943. These decreases are primarily due to increased interest expenses related to the Arclight loan, described in Note G – Long Term Liabilities and Commitments and to the $223,873 loss on the write-off of the officer notes.

For the nine months ended September 30, 2004, we reported a tax benefit of $537,584 compared to an expense of $98,345 for the same period in 2003. For the three months ended September 30, 2004 and 2003, we recorded a tax benefit of $305,195 and $452,681, respectively. Our tax rate is based upon forecasts for a full year of operations. Currently, we expect to have a federal tax benefit and a state tax obligation, resulting in a combined tax benefit of $716,779 for the full year. However, we have not recognized any deferred taxes and the benefit that has been and will be recorded is only related to realized carry-backs.

The results of operations for the business segments are discussed below.

Buzzard

Pre-tax income at Buzzard decreased to $1,641,987 for the nine months ended September 30, 2004 compared to $1,975,975 for the nine months ended September 30, 2003. This decrease was primarily attributable to an increase in operating and maintenance expenses and was offset by an increase in operating capacity this period, leading to a 12% increase in total energy sales. Buzzard provided pre-tax income of $2,706,555 for the three months ended September 30, 2004, up from pre-tax loss of $46,189 for the same period in 2003. This increase was attributable to increased power generation revenues for the third quarter 2004.

For the nine months ended September 30, 2004, power generation revenues increased to $41,043,102 from $39,012,266 in the same period last year. This increase is principally due to a 5% increase in billable rates to Penelec, the purchaser of power from this facility. Directly contributing to the increase in power generation revenues was an increase in operating capacity to 90% for the nine months ended September 30, 2004 from 84% for the same period in 2003 when we suffered an unexpected outage caused by an electrical storm. For the three months ended September 30, 2004 and 2003, power revenues increased 27% to $15,101,828 from $11,923,173 due to an increase in operating capacity from 75% to 99% and the 5% increase in billable rates.

Accrued power generation revenues decreased to $1,606,228 from $3,841,299 and to $535,413 from $1,280,433 for the nine and three months ended September 30, 2004 and 2003, respectively. The decreases result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with accounting principles generally accepted in the United States, we are required to treat the power sales agreement as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses for 2004 increased 15% to $22,527,867 from $19,699,118 for 2003. The increase is primarily attributed to a 19% increase in total maintenance expense to $5,418,433 for the nine months ended September 30, 2004 from $ 4,555,847 for the same period in 2003. This increase was related to major maintenance items that will increase the length of time between major maintenances. Further contributing to the increase in total operating expenses was a 26% increase in fuel expense to $8,316,086 for the nine months ended September 30, 2004, up from $6,606,639 for the nine months ended September 30, 2003. The increase in the capacity factor directly contributed to the increase in operating expenses. Because the plant was online 6% longer for the nine months ended September 30, 2004 as compared to the same period in 2003, the plant required more fuel and greater maintenance in the nine months ended September 30, 2004.

Operating expenses for the three months ended September 30, 2004 increased 17% to $7,042,739 as compared to $6,020,393 for the same period in 2003. The increase was due primarily to increased fuel expenses of $1,002,370 and labor expenses of $93,955. These increases were partially offset by decreases in plant maintenance of $162,032.

Lease expenses for 2004 decreased by $66,227 to $14,373,121 for the nine months ended September 30, 2004 as compared to $14,439,348 for the same period in 2003. This decrease was primarily due to decreases in senior debt principal repayments and senior debt interest that were offset by an increase in equity rents to $4,256,838 from $1,382,322. For the three months ended September 30, 2004, lease expenses increased to $4,759,718 from $4,755,928 in the same period in 2003. The increase was due to a $1,300,678 increase in equity rents that was offset by decreases in senior debt principal and interest payments. All of the increases in equity rents are due to scheduled payments.

Microgy

Pre-tax losses at Microgy increased to $1,730,706 for the nine months ended September 30, 2004, compared to a pre-tax loss of $1,233,585 for the nine months ended September 30, 2003. For the three months ended September 30, 2004, pre-tax losses increased to $725,726 from $427,720 for the same period in 2003. These increases resulted from increases in operating expenses associated with the growth of our Microgy subsidiary and beginning construction on three plants.

For the nine and three months ended September 30, 2004, Microgy recognized its first revenues of $1,670,306. We are recognizing revenues associated with the construction of three of the five farms projects that we signed under the Dairyland agreement, Five Star, Wild Rose, and Norswiss, using the percentage of completion method. However, due to the uncertainty of the projects, we are currently limiting our percentage complete revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. Once we have a proven track record of successfully completing projects of this kind, we will move to the standard percentage of completion revenue recognition and recognize a prorated share of gross profit each period we record revenue. We began billing Dairyland Power Cooperative for construction costs on these farms in August 2004.

For the nine and three months ended September 30, 2004, we recognized $1,670,306 in costs of construction. There were no such expenses for the same periods in 2003.

Operating expenses for the nine months ended September 30, 2004 increased to $2,377,136 from $1,088,666 for the nine months ended September 30, 2003. The increase is primarily attributed to increases in project expenses of $775,283, payroll expenses of $354,543, insurance expenses of $28,448, and professional services of $27,963. Operating expenses for the three months ended September 30, 2004 increased to $1,454,772 from $379,174 for the same period in 2003. This increase is attributed to increases in project-related expenses of $775,283, payroll of $197,469, and travel and entertainment expenses of $9,941. The increase in operating expenses for both periods is due to the growth of Microgy and to the expenses related to the construction of its first facilities.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. For the nine months ended September 30, 2004, we had a pre-tax loss of $2,916,776 compared to a pre-tax loss of $1,044,928 for the same period in 2003. Pre-tax losses decreased to $52,802 from $727,164 for the three months ending September 30, 2004 and 2003, respectively. These losses are all attributable to general and administrative expenses at our corporate offices (see discussion below). We do not have any revenues in these segments.

General and administrative expenses increased to $2,389,907 for the nine months ended September 30, 2004 from $1,170,953 for the same period 2003. This increase is primarily due to a $1,472,327 increase in non-cash stock compensation. These expenses are related to stock and options granted to non-employees for services rendered and to the variable accounting of performance based stock options for key executives. Please see Note C —Stock Options and Stock-Based Compensation for more information.

For the three months ended September 30, 2004, we had general and administrative income of $37,297 compared to an expense of $732,162 for the same period in 2003. The $769,460 change in expenses was due to the variable accounting of performance based stock options for key executives, described in Note C. This decrease was primarily a result in the change in the price of our common stock from $1.07 per share to $0.92 per share on June 30, 2004 and September 30, 2004, the respective measurement dates.

We had other expenses of $512,947 and $296,761 for the nine and three months ended September 30, 2004 compared to other income of $139,551 and $17,682 in same periods in 2003. These decreases are primarily due to increased interest expenses related to the Arclight loan, described in Note G – Long Term Liabilities and Commitments and to the $223,873 loss on the write-off of the officer notes.

2004 Outlook

The following forward-looking information concerning our results of operations for 2004 is being compared to our historical results of operations for 2003:

Power generation revenues are expected to increase slightly in 2004 primarily due to a 5% increase in rates billed to Penelec under the Scrubgrass power sales agreement. This increase is expected to be partially offset by a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Pursuant to the terms of the ArcLight loan (see Note G – Long Term Liabilities), all distributions from Buzzard are required to be used to repay the ArcLight loan. Therefore, performance at Buzzard should not have an effect on our liquidity in 2004. See “Cash Flow Outlook” for more information.

We have signed Digester Purchase and Management Agreements with 5 farms under our relationship with Dairyland Power Cooperative. These agreements represent backlog of approximately $12.6 million. We have recorded $1.6 million of this backlog as revenue for 2004 based upon the percent completion method, representing a portion of the sales for three of the five facilities. However, we have limited the recognition of revenues to the actual associated expenses.

Operating expenses for the full year of 2004 are expected to increase primarily due to:

•	an escalation in rates for fuel for Scrubgrass resulting in approximately $200,000 of additional fuel costs;

•	an escalation in operator fees under the terms of the operations and maintenance agreement for Scrubgrass, resulting in approximately $3,000,000 of non-fuel operating expenses for Scrubgrass; and

•	the addition of $7,000,000 to $9,000,000 of construction, engineering, and licensing costs associated with the Microgy facilities.

Lease expenses for the full year of 2004 are expected to decrease by approximately $1,450,000 primarily due to:

•	lower interest expense as we repay principal; and

•	lowered straight-line lease expenses recorded under FASB 13.

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

Interest expense is expected to increase for the full year of 2004 because we should pay and accrue interest on the ArcLight loan for a full twelve-month period.

We expect our weighted average common shares outstanding to increase in 2004 as result of additional financing activities and issuances of stock compensation and stock awards. In 2003, we issued 4,853,456 new shares of common stock and expect to issue more shares in 2004. In our 2004 Private Placement, we issued over 7,050,000 new shares of common stock and warrants to purchase 3,525,000 additional shares of common stock.

Liquidity and Capital Resources

Operating Activities

For the nine months ended September 30, 2004, cash used for operating activities was $4.8 million, compared to cash used for operations of $3.6 million for the 2003 period. The only source of cash from operating activities for the nine months ended September 30, 2004 was power generation revenues from Buzzard, which as discussed above is used to repay the Arclight loan.

We reported a net loss of $2,471,661 for the nine months ended September 30, 2004. The following adjustments need to be considered in order to reconcile our net income for the period to our net cash provided by operating activities:

•	Depreciation and amortization – Depreciation and amortization for the nine month period was $356,844. This amount included $139,125 from technology rights, $111,753 from lease rights, $14,850 from refinancing costs and $91,116 from property, plant and equipment.

•	Amortization of deferred gain – Our deferred gain, net, amounted to $3,623,825 as of September 30, 2004 as compared to $3,855,133 as of December 31, 2003. The decline of $231,308 is due to the amortization of the deferred gain related to the Scrubgrass project, which is being amortized on a straight-line basis over 22 years, and is a non-cash credit to income.

•	Accrued interest – We accrued $171,187 of interest related to the ArcLight loan and added it to the principal balance.

•	Non-cash stock-based compensation – Our net income includes the effect of non-cash stock-based compensation totaling $1,987,737 for the nine months ending September 30, 2004.

•	Non-cash loss on write down of notes receivable – We recorded a loss on the value of the officer notes that were contributed to the pension. The $223,873 represents the difference between the face value of the notes and the estimated fair market value of the notes.

•	Receivables – Receivables from utility increased to $14,557,892 because of a contracted increase in the payment terms from Penelec on power generation revenues at Scrubgrass. Microgy receivables increased to $1,805,015.

•	Fuel inventory – Fuel inventory at Buzzard increased to $762,588 on September 30, 2004 from $485,021 on December 31, 2003 due to changes in the fuel mix and in fuel sites.

•	Other current assets – Other current assets, related to prepaid insurance and other prepaid expenses, increased to $211,544 on September 30, 2004 from $194,104, on December 31, 2003.

•	Accounts payable and other current liabilities – Accounts payable, accrued expenses, and other current liabilities decreased by $1,249,768.

Investing Activities

Our cash provided by investing activities was $21,036 for the nine months ending September 30, 2004 compared to cash used by investing activities of $789,684 for the same period in 2003. Our investing activities were concentrated primarily in the following areas:

•	Restricted cash – Our restricted cash balance decreased by $26,100. We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We are required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

•	Property, plant and equipment – We had property plant and equipment expenditures of $5,064 for the nine months ended September 30, 2004 compared to $7,269 for the nine months ended September 30, 2003.

Financing Activities

Our cash provided by financing activities was $4,873,193 for the nine months ended September 30, 2004, as compared to $6,081,008 for the nine months ended September 30, 2003. We offer the following information concerning the financing activities for our business:

•	Dividend payments to preferred stock of subsidiary - Buzzard paid dividends of $3,750 to its preferred stockholder during the first three quarters of 2004 and 2003.

•	Debt repayments – We repaid $624,188 of accrued interest and principal related to the ArcLight loan for the nine months ended September 30, 2004 (see Note G above).

•	Private placement of common stock - We issued 7,050,000 shares of stock and 3,525,000 warrants to purchase stock as a result of this private placement. The net proceeds from this offering totaled $5,068,019.

•	Working capital loan for Scrubgrass - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2,221,000 as of September 30, 2004 and $2,433,261 as of December 31, 2003. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during 2004 and 2003. We have met the pay down requirement for this loan for 2004 and 2003.

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

On May 19, 2004 we successfully completed a private placement of our equity securities, raising gross proceeds of $5,640,000. After commissions and fees, the proceeds from this private placement should be sufficient to cover all of our operating expenses and current contractual obligations for 2004. Additionally, we should be able to finance the construction of some of the Microgy projects that are in our sales backlog.

On September 30, 2004, our unrestricted cash balance was $1,518,469 as compared to $1,444,870 as of December 31, 2003. Our restricted cash balances were $1,528,208 and $1,554,308 at the respective dates. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

During the nine months ended September 30, 2004, we received distributions of $997,500 from Scrubgrass, which is less than our distributions of $1,710,000 during the same period in 2003. This decrease is due to the repayment of working capital at Scrubgrass and increased operating costs. All of the distributions, managed by J.P. Morgan, have been used to repay interest of $367,361 and principal of $453,001 on the ArcLight loan, described above. We expect that all distributions in 2004 will be used to satisfy the same debt obligation.

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

Loss of Status as a QF Facility – The Scrubgrass plant operates as a qualifying facility or QF. The loss of the QF status could trigger defaults in the project’s power sales agreement. Therefore, Buzzard would most likely have to sell power at the prevailing market rates that are much lower than the rate outlined in the power sales agreement. This event would not affect our liquidity in 2004 because all of the distributions in 2004 will be required to repay the ArcLight loan. However, it would have an effect on future years. Nevertheless, our exposure would be limited to the assets of EPC Corporation, our wholly-owned subsidiary, and its subsidiary, Buzzard Power.

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

Microgy had accumulated losses due primarily to expenses of business development of approximately $12,726,016 through September 30, 2004. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses would adversely affect our financial condition into 2004.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of the

Scrubgrass facility, most of which carries variable rate interest. The following table shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a 1% increase in LIBOR and our Quoted Bond Rates would result in a $1.4 million increase in our lease expense.

	September 30, 2004	December 31, 2003	Interest Rate
EPC Corporation’s debt obligations
Arclight Note Payable	3,463,159	3,916,160	20%
Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	0	389,535	LIBOR + 1.250%
Working capital loan (2008)	2,221,000	2,433,261	LIBOR + 1.250%

TOTAL DEBT	5,684,159	6,738,956
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	4,412,664	6,268,163	8%
Variable rate term loan (2004)	0	3,687,000	LIBOR + 1.250%

TOTAL LEASE OBLIGATIONS	140,012,664	145,555,163

TOTAL DEBT & LEASE OBLIGATIONS	145,696,823	152,294,119
% VARIABLE RATE/TOTAL DEBT	95%	93%

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

If our relationship with the licensor of our technology were terminated for any reason, such licensor ceased doing business or we fail to fulfill our obligations under our license agreement, our Microgy subsidiary likely could not continue to operate.

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

We expect to provide services that may be subject to various government regulations, including regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations and permitting requirements could delay the development of projects and could be costly and harm our financial condition.

Furthermore, there are presently various pending legislative proposals that would amend or comprehensively restructure the Public Utility Regulatory Policies Act of 1978, or PURPA, and the electric utility industry. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from qualifying facilities, or QFs, at full-avoided cost could be repealed or modified. While we expect that existing contracts would be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could, among other things, increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to our current power purchase agreement with Penelec for our Scrubgrass facility that reduce the contract rates, our results of operations and financial position could be negatively impacted.

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

Subject to numerous regulations including the Public Utility Regulatory Policies Act of 1978, or PURPA (See Item 1 for more information), Scrubgrass is considered a Qualified Facility or QF. If current regulations change and we lose the QF status, we could lose our Power Purchase Agreement with Penelec. This could adversely affect our financial condition if we had to renegotiate a new agreement or had to sell electricity at current wholesale rates that are lower than the rates guaranteed in the PPA.

Our Microgy products require various local building and operating permits that are subject to various government regulations, including regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. Delays in receiving the required permits could adversely affect our financial condition by delaying the construction and sale of our products or by increasing the cost to build or operate these facilities.

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

As of September 30, 2004, the aggregate outstanding balance of our variable rate debt obligations was $1,591,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $135,600,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $15,910 and lease expense of $1,356,000. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on September 23, 2004. At the Special Meeting the following items were voted upon and approved:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes

1. To approve an amendment to our Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 to 150,000,000	24,469,417	305,526	8,367	0
2. To approve an amendment to our 2001 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 3,000,000 to 6,000,000	18,111,958	415,196	13,117	6,243,039

ITEM 6. EXHIBITS

(a)	Exhibits

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

4.01	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.05 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.02	Amended and Restated 2002 Director Stock Option Plan (Incorporated by reference to Appendix 1 to the Registrant’s Definitive Schedule 14A relating to the Notice and Proxy Statement for the 2003 Annual Meeting of Stockholders, filed on July 1, 2003)

4.04	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.05	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.08 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

4.06	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

4.07	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.08	Amended and restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 10.01 to the Registrant’s Registration statement on form S-8 (Commission File No. 333-118521))

4.09	Amended and restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 10.02 to the Registrant’s Registration statement on form S-8 (Commission File No. 333-118521))

4.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

10.1	2004 Severance Pay Plan

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
November 15, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)