Form 10-Q/A
period 2004-09-30
ENVIRONMENTAL POWER CORP
filed 2004-11-17
CIK 805012

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A relates to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “10-Q”) and is being filed to correct the Registrant’s Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003 included in Part I., Item 1 and appearing on page 4 of the 10-Q (the “Statement of Operations”), as follows:

•	The line item “Operating Income (Loss)” for the three months ended September 30, 2004 should be “$2,241,839” instead of “$2,017,966”.

•	The line item “Total Costs and Expenses” for the nine months ended September 30, 2004 should be “$45,188,905” instead of “$45,412,778”.

•	The line item “Operating Income (Loss)” for the nine months ended September 30, 2004 should be “$(2,475,497)” instead of “$(2,699,370)”.

The components of each of these line items as set forth in the Statement of Operations as originally filed were correct; the foregoing changes reflect mathematical errors in adding these components. Therefore, the Registrant does not believe any of these corrections to be material.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

The Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and September 30, 2003 is amended and restated in its entirety as follows:

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

	3 Months Ended		9 Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Power Generation Revenues	$15,101,828	$11,923,173	$41,043,102	$39,012,266
Product Sales	1,670,306	—	1,670,306	—
Total Revenues	16,772,134	11,923,173	42,713,408	39,012,266

Costs And Expenses:
Buzzard
Operating Expenses (1)	7,042,739	6,020,393	22,527,867	19,669,118
Lease Expenses (2)	4,759,717	4,755,927	14,373,121	14,439,348
Microgy
Cost Of Goods Sold	1,670,306	—	1,670,306	—
General And Administrative (3)	1,396,605	2,220,126	4,273,030	4,437,517
Non-Cash Compensation	(450,572)	—	1,987,737	515,410
Depreciation And Amortization	111,499	123,857	356,844	371,337
Total Costs And Expenses	14,530,295	13,120,303	45,188,905	39,432,730

Operating Income (Loss)	2,241,839	(1,197,130)	(2,475,497)	(420,464)

Other Income (Expense):
Interest Income	13,763	14,263	30,436	21,465
Interest Expense	(180,805)	(89,043)	(567,869)	(136,467)
Amortization Of Deferred Gain	77,103	77,102	231,308	231,308
Other (Expense) Income	(223,873)	(6,265)	(223,873)	1,620
Total Other Income (Expense)	(313,812)	(3,943)	(529,998)	117,926

Income (Loss) Before Income Taxes	1,928,027	(1,201,073)	(3,005,495)	(302,538)

Income Tax Expense (Benefit)	(305,195)	(452,681)	(537,584)	98,345

Net Income (Loss)	2,233,221	(748,392)	(2,467,911)	(400,883)

Preferred Securities Dividend Requirements Of Subsidiary	$(1,250)	$(1,250)	$(3,750)	$(3,750)

Income (Loss) Available To Common Shareholders	2,231,971	(749,642)	(2,471,661)	(404,633)

Weighted Average Common Shares Outstanding:
Basic	34,100,340	24,373,575	30,571,543	22,669,147
Diluted	37,012,530	24,373,575	30,571,543	22,669,147

Earnings Per Common Share
Basic	$0.07	$(0.03)	$(0.08)	$(0.02)
Diluted	$0.06	$(0.03)	$(0.08)	$(0.02)

See Notes to Consolidated Financial Statements.

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

2

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

November 17, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)

4