Form 10-K/A
period 2003-12-31
ENVIRONMENTAL POWER CORP
filed 2004-12-03
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A relates to the Registrant’s Annual Report on Form 10-K for the fiscal ended December 31, 2003, as amended by an Annual Report on Form 10-K/A for the fiscal ended December 31, 2003, as filed with the Securities and Exchange Commission on April 30, 2004 and an Annual Report on Form 10-K/A for the fiscal ended December 31, 2003, as filed with the Securities and Exchange Commission on November 15, 2004 (as amended, the “Report”), and is being filed to further amend the Report (i) by deleting the paragraph entitled “Documents Incorporated by Reference” appearing before the Table of Contents to the Report, and (ii) by amending Part II, Item 9A (Controls and Procedures) of the Report to read in its entirety as follows:

Item 9A. Controls And Procedures

Under the supervision and with the participation of Environmental Power’s management, including our chief executive officer and the principal accounting officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. They have concluded that these disclosure controls were effective at December 31, 2003 and provide reasonable assurance that Environmental Power can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports. We also concluded that no changes in internal controls over financial reporting occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect such internal controls over financial reporting.

PART IV. OTHER INFORMATION

ITEM 15. EXHIBITS

The following exhibits are filed with this report. The exhibit index previously included in the Report is not amended hereby.

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION

December 3, 2004	By:	/s/ Kamlesh R. Tejwani
Kamlesh R. Tejwani
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph E. Cresci Joseph E. Cresci	Chairman and Director	December 3, 2004

/s/ Kamlesh R. Tejwani Kamlesh R. Tejwani	President & Chief Executive Officer and Director	December 3, 2004

/s/ Donald A. Livingston Donald A. Livingston	Executive Vice President and Director	December 3, 2004

/s/ R. Jeffrey Macartney R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 3, 2004

/s/ John R. Cooper John R. Cooper	Director	December 3, 2004

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director	December 3, 2004

/s/ August Schumacher, Jr. August Schumacher, Jr.	Director	December 3, 2004

/s/ Robert I. Weisberg Robert I. Weisberg	Director	December 3, 2004

3