Form 10-Q/A
period 2004-03-31
ENVIRONMENTAL POWER CORP
filed 2004-12-03
CIK 805012

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A relates to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as amended by a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 14, 2004, and a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on November 15, 2004 (as amended, the “Report”), and is being filed to amend paragraph (a) of Part I, Item 4 (Controls and Procedures) of the Report to read in its entirety as follows:

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

ENVIRONMENTAL POWER CORPORATION
December 3, 2004	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Treasurer and Chief Financial Officer
(principal accounting officer and authorized officer)

2