Form 10-Q/A
period 2004-06-30
ENVIRONMENTAL POWER CORP
filed 2004-12-03
CIK 805012

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A relates to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended by a Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on November 15, 2004 (as amended, the “Report”), and is being filed to amend paragraph (a) of Part I, Item 4 (Controls and Procedures) of the Report to read in its entirety as follows:

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