Form 10-Q/A
period 2004-09-30
ENVIRONMENTAL POWER CORP
filed 2004-12-03
CIK 805012

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

Number of shares of Common Stock outstanding at September 30, 2004    34,107,949 shares.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A relates to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as amended by a Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 17, 2004 (as amended, the “Report”), and is being filed to amend paragraph (a) of Part I, Item 4 (Controls and Procedures) of the Report to read in its entirety as follows:

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