Form 10-K
period 2004-12-31
ENVIRONMENTAL POWER CORP
filed 2005-03-31
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from                      to

Commission File Number 001-32393

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Cate Street, Fourth Floor, Portsmouth, New Hampshire 03801

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code: (603) 431-1780

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    Yes  ☐    No  ☒

The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $26,957,605 on June 30, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: On March 11, 2005 there were 7,505,988 outstanding shares of Common Stock, $.01 par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report filed on Form 10-K. The portions of the Proxy Statement under the headings “Audit Committee Report”, “Report of the Compensation Committee” and the “Stock Performance Graph” are not incorporated by reference and are not a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

All references in this Annual Report on Form 10-K to “EPC”, “Company”, “we”, “us” and “our” refer to Environmental Power Corporation and its consolidated subsidiaries, unless the context otherwise requires. Unless otherwise noted, all share amounts, share price information and the exercise prices of outstanding options and warrants set forth in this Report have been adjusted to give effect to a 1-for-7 reverse split of our common stock that occurred on November 30, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding project financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	financing and cash flow requirements and uncertainties,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions,

•	technological uncertainties, including those relating to competing products and technologies,

•	risks relating to managing and integrating acquired businesses,

•	unpredictable developments, including plant outages and repair requirements,

•	the difficulty of estimating construction, development, repair and maintenance costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which we and our subsidiaries operate,

and other factors, including those described in this Report under the heading “Certain Factors Which May Affect Future Results,” as well as other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Corporate Information

We are a Delaware corporation, incorporated in May 2003, as the successor holding company to our subsidiary, EPC Corporation, which was originally incorporated in Delaware in 1982. EPC Corporation became a publicly traded company in 1986. Our common stock is currently listed on the American Stock Exchange under the symbol “EPG.” Our principal executive offices are located at One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801 and our telephone number is (603) 431-1780.

Company Overview

We are a developer, owner and operator of renewable energy production facilities, with the ability to produce energy at a stable, predictable cost that is at or below the cost of most power sources. Our production facilities produce energy from environmentally harmful waste materials, allowing us to generate environmental benefits with significant social and economic value. Our principal operating subsidiary, Microgy Cogeneration Systems, Inc., referred to as Microgy, is a developer of renewable gas facilities, with the ability to capitalize on the value of the gas produced by its facilities in a number of ways, including the direct sale of biogas or pipeline-grade methane, utilizing the gas for thermal energy in a variety of industrial or agricultural processes and for the generation of electricity. In addition, our facilities, through their utilization of various waste materials as fuels, can generate environmental benefits with significant social and economic value and also can provide a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry.

Unlike many renewable energy sources, our projects are intended to be profitable without the need for subsidies or other governmental assistance. Nevertheless, a number of additional revenue streams may be available to further enhance our project economics, including, for example, tax credits, renewable energy credits, pollution offset credits and sales of residual products. We believe that a number of factors, including rising energy prices, increasing desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business.

Today, we have two operating subsidiaries:

•	Microgy, which we acquired in 2001, is a developer of facilities for the production and commercial application of methane-rich biogas. Microgy is the owner of an exclusive North American license to a proven European anaerobic digestion technology that we believe is superior to other digestion technologies. Using this technology, Microgy develops, sells and expects to own and operate facilities that produce biogas from agricultural and food industry wastes. This biogas can be used to produce renewable electrical energy, thermal energy, pipeline-grade methane or marketable biogas, as well as other useful by-products. In furtherance of its business plan, Microgy is currently

•	commencing operation of its first anaerobic digester facility pursuant to its relationship with Dairyland Power Cooperative, which will produce gas for the generation of electricity;

•	constructing two other facilities pursuant to the Dairyland relationship, with an additional two facilities nearing completion of the permitting process;

•	negotiating with The Scoular Company, a major supplier of animal feeds and other agricultural products, with respect to the development of the first facilities under its project development agreement with Scoular at four committed farms, where a Microgy system will provide gas to fire an industrial dryer for the production of Scoular’s proprietary animal feed; and

•	working with South-Tex Treaters, Inc., referred to as South-Tex, pursuant to a project development agreement to identify, evaluate and develop projects in the United States that combine Microgy’s anaerobic digestion technology and South-Tex’s cleaning and compression technologies that can be used to refine biogas to a pipeline-grade methane.

•	Buzzard Power Corporation, referred to as Buzzard, is the owner of a leasehold interest, which extends through 2016, in an approximately 83 megawatt electrical generating facility, referred to as Scrubgrass. This facility generates electricity from coal mining wastes and has yielded over $50,000,000 in annual revenues to us over each of the last several years. On September 4, 2003, we entered into a financial arrangement with an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which we borrowed $3,700,000, which is repaid from Scrubgrass’ cash flow.

While Buzzard has historically provided us with a reliable source of revenue, we have monetized much of Buzzard’s future net revenue stream through the transaction with ArcLight.

Microgy

Microgy Overview

In 2001, we acquired all of the common stock of Microgy, a privately held development-stage company based in Colorado. Microgy holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane-rich biogas from animal wastes and other organic wastes. Microgy’s product is expected to provide certain farms, known as animal feeding operations, or AFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies either have passed or may be in the process of passing regulations that require AFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, it is also seeking to produce profitable quantities of renewable energy. At current rates for conventional energy in many U.S. markets, we believe Microgy’s systems can be profitable. Further, the energy output from Microgy’s systems may carry a premium price, as many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. We believe these factors not only support profitability for Microgy, but position Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities and other purchasers of gas. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all our available resources, both financial and human capital, to take advantage of these opportunities.

The Microgy Market Opportunity

Microgy can generate profitable quantities of marketable, renewable gas from the great volume of animal and food wastes produced at or near large AFOs consisting primarily of cattle, dairy and swine farms. Microgy’s anaerobic digester facilities provide an animal waste disposal solution while also providing a renewable source of high quality biogas that can be used in a number of ways, including the generation of electricity, the production of thermal energy for use in a variety of industrial or agricultural processes or the direct sale of the biogas produced, either “as is” or refined to pipeline-grade methane. Increased interest in renewable energy sources, as well as a desire for energy not subject to commodity price fluctuations, drives demand for each of these uses of gas produced by Microgy’s systems. Also, increasingly stringent environmental regulations concerning handling of animal waste motivate demand for Microgy’s anaerobic digesters on AFO sites.

The ultimate opportunity to develop projects with Dairyland, Scoular or other strategic partners, as well as to manage and/or operate them profitably, depends on numerous factors, including the value that can be derived from the agricultural and energy markets described below.

Animal Waste Disposal

Microgy’s target markets include farmers, cooperatives, municipalities and other entities in dairy and swine farming regions in the United States. Specifically, these targets include large AFOs, defined by the United States

Environmental Protection Agency, referred to as the EPA, as being comprised of approximately 700 or more dairy cows, or other entities seeking to provide a solution to air, odor and runoff pollution problems in their region. These AFOs face significant environmental pressures because the manure from their animals is among the largest remaining threats to water quality and is a source of air pollution.

In 1999, the United States Department of Agriculture, referred to as the USDA, and the EPA announced the Unified National Strategy for Animal Feeding Operations. Under the Unified National Strategy and subsequent implementing regulations, all large and medium AFO owners and operators must develop and implement comprehensive mineral pollutant control programs, known as Nutrient Management Plans, for proper management of the animal wastes produced at their facilities. Furthermore, in 2002, the EPA issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. We believe that the implementation of these Nutrient Management Plans and the need to comply with run-off regulations will require many farms to find alternative ways to manage their manure.

Furthermore, regulations are tightening at the state and local level. Since 1997, at least 19 states have acted to regulate manure management on AFOs. In addition to water quality pressures, large and medium AFOs today deal with considerable resistance to their operations, and particularly to their expansion plans, due to odor issues. Local resistance can sometimes take the form of zoning and local regulations designed to preserve local quality of life. We believe that these regulations are having the effect of stifling expansion and consolidation plans within the dairy and swine industries, a key factor in long sought productivity and profitability improvement.

We estimate that there are currently over 3,500 AFOs in the United States that are sufficiently large to merit a dedicated on-site installation of anaerobic digestion technology on the scale of a Microgy system to address their waste management problems. These large AFOs tend to be geographically concentrated, which facilitates efficient marketing campaigns as well as the arrangement of off-take of electricity, thermal energy, gas or other products.

Electricity

The market for electricity in the United States is characterized by increasing demand, especially for cleaner energy from resources that are not subject to the commodity price risk of natural gas or other fuel sources. Many power producers are also seeking distributed generating capacity, which enables them to diversify power sources, increase system reliability and avoid the line losses associated with the transmission of electricity over long distances. Microgy’s technology can often be deployed economically down to the level of an individual farm, competitive with the cost of conventional sources of power, and without commodity fuel risk. As a result, we believe that projects based on Microgy’s technology will be an attractive source of distributed generating capacity. Microgy’s relationship with Dairyland is an example of Microgy’s efforts to address this market opportunity, and we believe it demonstrates the attractiveness of Microgy’s solution to power producers.

Thermal Energy

Thermal energy has numerous industrial applications, especially in the agricultural and food processing sectors, where, among other purposes, it is used for roasting or drying foodstuffs and animal feeds. Most enterprises that rely on processes driven by thermal energy are, however, dependent upon natural gas and, therefore, subject to the volatility and increases that have affected the supply of natural gas. Heavy users of thermal energy not only suffer generally when fuel costs increase but are often unable to protect their profitability from fuel cost volatility, when prices for their products are affected by unrelated market forces. Microgy’s technology is readily adaptable to numerous thermal energy applications. Because of the stable costs associated with the gas supplied by a Microgy system, consumers requiring a reliable supply of gas for use in producing thermal energy will also benefit from the technology. Microgy’s relationship with Scoular is an example of the pursuit of the use of Microgy’s technology to supply thermal energy at a stable cost for an industrial process heavily dependent on gas.

Gas

Natural gas prices have recently risen substantially due to considerable increases in demand for gas domestically and overseas. In the United States, gas prices have increased principally due to the fuel needs of the power plants that have been built in the past decade, as well as relatively limited increases in natural gas delivery capabilities. In addition, developing countries, including China and India, are becoming large consumers of natural gas, placing further pressure on demand. As a result, we believe that there exists a long-term market demand for gas production that avoids the price volatility of natural gas. Microgy’s systems produce biogas with a high percentage of methane. This biogas can be refined to pipeline-grade methane by processing it with scrubbing devices to remove carbon dioxide, sulfur compounds and other impurities. In this regard, recently entered into a project development agreement with South-Tex, which has experience in the oil and gas industry and specializes in the clean-up of so called “dirty gas” to pipeline-grade methane, to identify, evaluate and develop projects in the United States.

Microgy’s Strategy

Our objective is to become a leader in the production and marketing of biogas and in the development of biogas resources. Key elements of our strategy include:

Capitalizing on the increasingly attractive gas market dynamics, by providing off-take customers with stable, long-term supplies of renewable gas that are not subject to price fluctuation. Demand for natural gas is projected to rise substantially over the next decade. We believe that resource availability, cost and environmental considerations all favor growing reliance on gas in industrial applications and electricity generation as well as in the residential and commercial sectors. Further, as a result of limited production and delivery capabilities, we expect users of gas to face significant price increases, as well as the price fluctuations inherent in commodity gas. Also, we believe there is growing demand for cleaner energy from renewable sources, driven by government incentive or mandate and by its increasing social attractiveness. Microgy intends to capitalize on the increasingly attractive gas markets by providing off-take customers with stable, long-term supplies of renewable gas that are not subject to price fluctuation.

Aggressively marketing our anaerobic digester facilities, which are a cost-effective tool to assist AFOs with complying with new and more stringent environmental regulations. We believe that a critical issue facing today’s dairy farmers is finding cost-effective solutions to their animal waste management problems. AFOs face increasingly stringent federal, state and local regulation of their animal waste management practices. This regulation may increase their cost of operation and limit their ability to increase herd sizes in response to competitive pressures. We estimate that there are currently over 3,500 AFOs in the United States that are sufficiently large to merit a dedicated on-site installation of anaerobic digester systems of the size and type Microgy is developing, manufacturing and building. Microgy’s anaerobic digester systems have the potential to help AFOs address their manure management compliance issues and, due to the potentially significant economic value generated by Microgy’s systems, we can install these systems at low or no cost to the farmer. We intend to aggressively market our anaerobic digester systems by providing AFOs with a cost-effective tool to assist in complying with stricter environmental requirements.

Leveraging the value of our proven anaerobic digester technology, which we believe is superior to competing technologies. We are the owner of a perpetual and exclusive North American license for a proven anaerobic digester technology that we believe is superior to competing technologies. We believe that this proprietary technology creates significantly more methane-rich gas than other technologies, and can produce renewable energy at a cost lower than other sources of renewable, and even commodity, energy. To our knowledge, we are the only company in North America broadly pursuing installation of this type of anaerobic digester technology. We intend to vigorously market our anaerobic digester systems and the energy produced from those systems in order to further strengthen our market presence and solidify our first mover advantage. In addition, we intend to leverage our relationship with DBT, the licensor of our technology and a leader in anaerobic digestion, to continually refine the technology and address additional market opportunities.

Pursuing the advantages of our business model, in which we create and manage profitable renewable energy opportunities while alleviating the environmental pressures facing AFOs. We believe we are the only provider of anaerobic digesters that is aggressively pursuing a business model of creating and managing profitable renewable energy opportunities while simultaneously addressing AFOs’ environmental issues. We plan to build and operate anaerobic digester facilities and secure off-take contracts for the gas, electricity or other products produced by our facilities. Furthermore, by operating and maintaining the facilities ourselves, we believe that we will be able to maximize gas production, ensure supply of required materials, allow the farmer to devote his attention to farming and generate additional revenue for our business. To our knowledge, many other suppliers of anaerobic digestion systems merely supply the equipment, and leave the ongoing operation of the system to the farmer. By pursuing our business model, we believe we can supply a compelling value proposition to AFOs and maximize value from gas production.

Continuing to expand the menu of off-take options for the digester systems we develop. The gas produced from a Microgy system can be devoted to numerous uses, such as the generation of electricity, thermal energy, or simply biogas or pipeline-grade methane for sale as a commodity. In our initial projects with Dairyland, for example, the gas will be used for the production of electricity for distribution onto a grid. We are also exploring the development of projects with Scoular, where the gas will be used to generate thermal energy for the production of animal feed. Furthermore, projects we develop under our agreement with South-Tex are expected to involve the refinement of the gas to pipeline-grade methane and its sale as a commodity. We are exploring other creative uses for the gas produced by our systems, and intend to continue to use this flexibility to develop new markets for our systems and their products.

Microgy’s Products and Services

Under the initial Dairyland projects, Microgy acts as a designer and builder of facilities, selling an anaerobic digester system to a farm, and a generating asset to Dairyland and providing construction financing. Under the projects we develop with Scoular, on the other hand, Microgy, either alone or with financial partners, may own, directly or indirectly, an interest in the anaerobic digester facility and the associated feed processing facility. Scoular will supply Microgy with the feed formula and ingredients, and Microgy will process and supply the feed in exchange for an agreed upon processing fee, which is expected to be structured as a share of the profits of the facility with a minimum based primarily on the facility’s operating and financing costs. Under its agreement with South-Tex, Microgy, either alone or with financial partners, which may include South-Tex, expects to own an interest in the digester facility. Microgy would retain operational control over the digester portion of each project, and South-Tex would be responsible for directing the operation of the cleaning and compression technologies, as well as the processing, handling, interconnecting and compliance monitoring duties necessary to produce the refined biogas and deliver it to the final purchaser.

Microgy expects to provide operations and management services, referred to as O&M services, for the facilities it deploys, freeing the farmer and the user of the gas from operating and maintaining the facilities. We expect that these O&M services will represent a recurring revenue stream to Microgy over the operational life of each facility, which may be 30 years or longer. Microgy will be able to provide many of these O&M services remotely, by way of computerized monitoring and control systems, which have already been developed and deployed.

Microgy’s Technology

Anaerobic digestion is a naturally occurring process in which microbes break down organic material into inorganic compounds in an environment devoid of molecular oxygen. Microgy’s process mixes animal manure with additional substrates, such as fats, oils and proteins derived from food industry wastes, under proprietary conditions. Methane is the main product of the resulting decomposition of this mixture, making up 60% to 70% of the resulting biogas. Other by-products of the digestion process can include fertilizers, bedding, compost and other bio-solid products.

At the heart of the Microgy system is the enhanced anaerobic digester system developed over the past 15 years by a private company in Denmark that currently has 28 similar plants operating throughout Europe. Whereas previous systems had principally focused on the environmental remediation aspects of digestion (and produced biogas as a side effect), the Microgy system is designed specifically to maximize biogas production.

Microgy’s system utilizes sophisticated equipment and control systems. This allows us to optimize the “formula” for digestion in each tank, maintain precise temperature control and carefully adjust the mixing rate. In addition, the Microgy system is composed of steel tanks and piping, which are durable and nonporous, allowing for calibration of the process within a controlled environment. Ongoing gas production and equipment operations therefore can be carefully managed. Perhaps most importantly, coupled with the technical advantages of the system is a suite of proprietary processes and “know how” to produce the highest levels of biogas production, resulting in the lowest costs per unit of input of any anaerobic digestion system known to Microgy.

Set forth below is a diagram of the Microgy anaerobic digestion process:

License Agreement with Danish Biogas Technology A/S

Microgy licenses its anaerobic digestion technology from Danish Biogas Technology A/S, referred to as DBT. DBT is 50% owned by Schouw & Co., a Danish public company and 50% by Xergi A/S, a Danish engineering firm. DBT has been a leader in the development of this technology and has constructed 28 anaerobic digester facilities in Europe over the past 15 years. In Denmark, DBT’s anaerobic digesters have been successful in providing manure management and viable renewable energy for many years.

On May 12, 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating.

The license, as amended, provides that if Microgy has not initiated construction on five projects by April 14, 2005, DBT will have the right but not the obligation to terminate the amendment and revert to the terms of the original license agreement. Microgy will be deemed to have “initiated construction” on a project at the time it pays the applicable design fee for that project. As compared to the amended license, the original license agreement provides lower cash payments to DBT upon completion of each project, an ongoing payment for consulting services for each project and a 5% equity position in each project in which Microgy retains an ownership interest. As Microgy has already initiated construction on three projects and paid the design fee on two more, we believe that Microgy has already met the conditions for the continuation of the amended license terms. Microgy has no equity interest in the three projects that are in construction or in the two that we anticipate beginning construction on in the first quarter of 2005. Therefore, a reversion to the original terms would improve Microgy’s economics on the first five projects, by reducing the engineering and licensing fee expense. However, Microgy believes that the current license terms are preferable, given Microgy’s future plans with respect to direct ownership of equity in its projects.

We believe that our relationship with DBT is good. Microgy is in close contact with DBT personnel on a regular basis regarding the design, construction and operation of our digesters. Furthermore, we are in discussions with DBT and its parent, Xergi A/S, referred to as Xergi, regarding expanding the nature of our cooperation in the United States and have entered into a memorandum of understanding with Xergi regarding a possible joint venture or other expansion of our business relationship. Currently, DBT has construction and engineering employees in the United States working with our employees constructing our first facilities.

Project Development Agreements

Dairyland Power Cooperative

In March 2003, Microgy executed a letter of intent with Dairyland Power Cooperative to create a strategic alliance for the deployment of Microgy’s anaerobic digester systems on dairy and swine farms in Dairyland’s service territory in the Midwest. Under this relationship, Dairyland will purchase the biogas produced from each farmer’s digester for its use in the distributed generation of clean, renewable electricity. Dairyland serves a five state region through member cooperatives in Wisconsin, Minnesota, Iowa, Illinois and Michigan.

To date, Microgy has executed agreements with affiliates of five farms for the construction of Microgy’s systems: Wild Rose Dairy, Five Star Dairy, Norswiss Dairy, Daley Farms Dairy and Bach Farms. Under the initial Dairyland projects, Microgy acts as a general contractor, designing and building an anaerobic digester system, which it sells to the farm, and a generator, which it sells to Dairyland. Dairyland and the farm are then parties to a biogas supply agreement, where the farm sells the biogas it generates to Dairyland on a “take or pay” basis, which Dairyland then uses to generate electricity to suit its own needs. Microgy is providing the construction financing for the digester portion of these first projects, with such financing repaid solely by recourse to the revenues received by the farms from the sale of biogas to Dairyland, and is paying for licensing fees, construction, permitting, engineering, and other general expenses related to the projects. In December 2004, Microgy completed construction of the anaerobic digester system at the Five Star Dairy facility in Elk Mound, Wisconsin, and anticipates completing installation of the generating equipment and producing gas from that facility in the first quarter of 2005. In addition, Microgy is nearing the completion of construction at Norswiss and Wild Rose. Microgy expects to begin construction on the facilities at Daley Farms and Bach Farms in the first quarter of 2005, weather permitting.

In 2004, Microgy recognized its first revenues of $3,736,427 in relation to the Dairyland projects. We are recognizing revenues associated with the construction of three of the five farm projects that we signed under the Dairyland agreement using the percentage of completion method. However, due to our relative inexperience with the construction of projects of this kind, we are currently limiting our revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. Once we have a proven track record of successfully completing projects of this kind, we intend to move to the standard percentage of completion method of revenue recognition and recognize a prorated share of gross profit each period we record revenue. We began billing Dairyland for construction costs in August 2004.

The Scoular Company

In March 2004, Microgy entered into a project development agreement with Scoular. Under our agreement with Scoular, we expect to install, at mutually agreeable locations, up to 50 systems utilizing Microgy’s technology for production of biogas for the operation of feed processing and drying facilities. Microgy will be responsible for the construction and operation of projects developed under the agreement. Scoular will be responsible for supplying additional substrates for digestion, the raw ingredients for feed processing, paying the project owner a processing fee and marketing the feedstocks produced. The projects we develop under the Scoular relationship may be owned by Microgy, the host farm, Scoular or a combination of the foregoing and other investors. Currently, Microgy has entered into agreements with four farms under this business model, including three in California and one in Idaho. These agreements remain subject to the execution of one or more definitive agreements between Scoular and Microgy regarding the economic terms of each of these projects. Microgy expects in most cases to seek third party debt or equity financing for the development of these facilities.

South-Tex Treaters, Inc.

In February 2005, Microgy entered into a project development agreement with South-Tex, pursuant to which Microgy and South-Tex will cooperate to identify, evaluate and develop projects in the United States that combine Microgy’s anaerobic digestion technology and South-Tex’s gas cleaning and compression technologies that can be used to refine biogas to a pipeline-grade methane. With respect to each project that the parties agree to develop, Microgy will provide all necessary designs and engineering to construct the digester portion of the project, and South-Tex will provide all necessary engineering to couple the digester to its gas cleaning and compression technologies to produce marketable biogas. In addition, Microgy will retain operational control over the digester portion of each project, and South-Tex will be responsible for directing the operation of the cleaning and compression technologies, as well as the processing, handling, interconnecting and compliance monitoring duties necessary to produce the refined biogas and deliver it to the final purchaser. While Microgy and South-Tex are currently reviewing potential projects on which to cooperate under this agreement, the development of any projects under the agreement remains subject to the further mutual agreement of Microgy and South-Tex. Furthermore, each project will be subject to the negotiation and execution of definitive agreements among Microgy, South-Tex and relevant third parties, including agreements relating to the location, construction, financing, ownership and operation and maintenance of the project and the purchase of the refined biogas produced by the projects.

Other Agreements

We have signed memoranda of understanding with the Vermont Public Power Supply Authority and, in California, the Lodi Electric Utility, and the Merced Irrigation District and Gallo Farms, to develop projects based on Microgy’s proprietary anaerobic digestion technology. All of these agreements are non-binding and the actual completion of any projects under these agreements may not occur.

Buzzard

Buzzard is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases the Scrubgrass plant from Scrubgrass Generating Company, L.P. The Scrubgrass plant, located on a 600-acre site in Venango County, Pennsylvania, is an approximately 83 megawatt waste coal-fired electric generating station. The following table describes the current key participants in the Buzzard plant and their relationship and responsibilities:

ENTITY	RELATIONSHIP
Environmental Power Corporation	Parent of EPC Corporation
EPC Corporation	Current owner of the Company
Buzzard Power Corporation	Holds the lease rights to the Scrubgrass Plant and all principal project agreements
Scrubgrass Generating Company, L.P.	Owner and lessor of the Scrubgrass Plant
U.S Operating Services Company	Operator of the Scrubgrass Plant
Power Services Company	Manages business activities of the Scrubgrass Plant
Pennsylvania Electric Company, or PENELEC	Purchases energy from the Scrubgrass Plant
Falcon Power Corporation (“Falcon”)	General and Limited Partner of Lessor
Scrubgrass Power Corporation (“SPC”)	General Partner of Lessor
Cogentrix/Scrubgrass, Inc.	General Partner of Lessor
Aspen Scrubgrass Participant, LLC	Limited Partner of Lessor

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

We have pledged Buzzard’s common stock to the Scrubgrass Generating Company as security for Buzzard’s performance of its obligations as lessee. PG&E National Energy Group, a wholly owned indirect subsidiary of NEGT, Inc., which in turn is owned by a diversified group of banks and other financial institutions, manages the Scrubgrass plant under a Management Services Agreement.

U.S. Operating Services Company operates the Facility pursuant to a 15-year operating and maintenance agreement. Under the terms of this agreement, the U.S. Operating Services can incur a liability not to exceed its management fee if it does not achieve certain targeted output performance levels.

Buzzard sells all of its electric output to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, under a 25-year power sales agreement, which commenced in June 1993. Under this contract, except for amounts sold above certain hourly and annual limits, all power is sold at fixed rates that initially averaged 4.68 cents per kilowatt hour and escalate by 5% annually through 2004. For years 2005 through 2012, the agreement provides for a rate equal to the greater of a scheduled rate, as adjusted to reflect actual inflation during the contract term compared to the prior 5% annual adjustment, or a rate based on the PJM Billing Rate. The PJM Billing Rate is the monthly average of the hourly rates for purchases by the FirstEnergy Group from, or sale to, the Pennsylvania-New Jersey-Maryland Interconnection. For years 2013 through 2015 and 2016 through 2018, if Buzzard exercises the renewal term option, terms of the power purchase agreement applicable during these prospective periods will apply. The agreement provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent.

Buzzard deposits all revenues earned under the power sales agreement into an account administered by a disbursement agent. Before Buzzard can receive cash from the operation of the Scrubgrass plant, Buzzard must first satisfy all operating expenses, base lease payments, restricted cash deposits, and other subordinated obligations. Buzzard’s base lease payments consist of Scrubgrass Generating Company’s debt service, equity repayment, base return on equity and related expenses. Buzzard must also pay to Scrubgrass Generating Company additional rent of 50% of the net cash flows Buzzard receives from the operation of the Scrubgrass plant. We are not required to fund Buzzard’s operating losses, or otherwise invest further from sources outside of the Scrubgrass plant.

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

Description of the Obligation	Balance at December 31, 2004	Balance at December 31, 2003	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	3,588,000	6,268,163	7.6725%
Variable rate term loan (2004)	—	3,687,000	LIBOR + 1.250%

TOTAL	139,188,000	145,555,163

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	—	389,535	LIBOR + 1.250%
Working capital loan (2006)	2,653,000	2,433,261	LIBOR + 1.250%

TOTAL	2,653,000	2,822,796

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

Under the terms of the loan agreements, Buzzard is subject to various customary financial and operating covenants, with the most critical being debt service coverage. It is required to maintain a 1.20 coverage ratio defined as all cash from revenues minus all operating expenses divided by principal and interest payments. As of December 31, 2004 and 2003, we were in compliance with all such covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection granted Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to Buzzard based on factors that primarily pertain to the design and operation of the Scrubgrass plant. Buzzard is required annually to maintain NOx Credits that equal or exceed the quantity of its nitrogen oxide emissions during a seasonal period known as an ozone season. If the Scrubgrass plant’s nitrogen oxide emissions exceed its available NOx Credits, Buzzard would be subject to fines by such agencies. During 1999, Buzzard installed machinery, costing

$811,568, which has significantly reduced its nitrogen oxide emissions. Accordingly, we anticipate that Buzzard may not require a portion of its future NOx Credits to comply with the applicable regulations. NOx Credits are transferable and marketable. Buzzard has sold and may sell, from time to time, its projected excess NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. To date, we have entered into several agreements to sell and purchase, when necessary, NOx credits. We received net proceeds from these NOx Credit transactions of $0 in 2004, $0 in 2003, and $2,428,200 in 2001, which were reported as other income in our accompanying consolidated financial statements. The sale in 2002 was for NOx emission credits for the 2002 through 2007 ozone seasons.

Our wholly owned subsidiary, EPC Corporation, holds our investment in Buzzard as its sole asset. In September 2003, EPC Corporation obtained a $3,700,000 loan from an affiliate of ArcLight Energy Partners Fund I, L.P. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard are required to be used to repay this note. As an incentive fee for providing this note, we have also granted to ArcLight a participation right in a portion of the future distributions of Buzzard after the note has been repaid. ArcLight will receive half of the distributions after the note has been repaid in full and after EPC Corporation alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when we receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24-month period. As of the date of this filing, we have satisfied this requirement for the next 23 months.

Competition

Microgy

Microgy plans to generate revenue from the development, sale, and ownership of facilities that market renewable, “green” energy in addition to providing pollution control features to the agricultural markets. In the energy market, its competitors include traditional regulated utilities, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electrical energy, equipment suppliers, providers of pollution control products or services, and other non-utility generators.

Microgy’s “green” competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy not only for electricity sales but also for sale of “green tags” and participation in various renewable portfolios and other programs.

In the agricultural markets, Microgy faces many forms of competition from other providers of pollution control. The most significant among these entities may include environmental engineers, providers of pollution control systems, and other developers of anaerobic digesters. Competition includes private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs.

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. Although we are unaware of any competitors pursuing a business strategy similar to Microgy’s, a number of competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States.

Buzzard

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

In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. We also have and will have significant administrative responsibilities to monitor our compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with all the applicable requirements could require modifications to operating facilities. During periods of non-compliance, our operating facilities may be forced to shutdown until the compliance issues are resolved. We are responsible for ensuring the compliance of our facilities with all the applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The cost of environmental regulation does and will continue to affect our profitability.

Microgy

Depending on the location of each individual plant, the federal Clean Water Act and state implementation plans of the federal Clean Air Act as described below may apply to Microgy’s projects. The state permitting process could involve lengthy delays and the purchase of offsets in order to counter-balance emissions.

The primary federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers concentrated AFOs. Federal NPDES permits may be issued by the EPA or any state authorized by the EPA to implement the NPDES program. The EPA has certified 45 states to issue their own NPDES permits. Furthermore, in December 2002, the EPA issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. The new rules apply to an estimated 15,500 livestock operations across the country. These farms will need to obtain permits, submit an annual report, and develop and follow a plan that will ensure that measures are being instituted to minimize runoff from wastewater and manure. We believe that these requirements represent a significant opportunity for Microgy, insofar as a Microgy anaerobic digester system can play a useful role in any animal waste management program.

Microgy’s facilities may, in some cases, be considered distributed generation sites. Under the federal Clean Air Act, each distributed generation site with an installed reciprocating engine and generator is regulated under a state implementation plan developed in accordance with the Clean Air Act rules and regulations. The engine emissions at each site will be covered under a general statewide permit or a point source permit. In most regions, the engine emissions are considered a minor point source for both the general and specific permit, and no other emission control devices are required. However, in areas with air quality problems, such as California, more stringent regulatory requirements may apply. The engine emissions may be subject to additional state regulations not contained in a state’s implementation plan.

Buzzard

Buzzard’s Scrubgrass facility is subject to air quality regulations under the Clean Air Act. The Clean Air Act established air quality standards for certain pollutants including ozone, sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead. In particular, Title I of the Clean Air Act established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the concentration of these pollutants in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides, or NOx, and volatile organic compounds. Certain electric generating facilities that use fossil fuels, including the Scrubgrass plant, are considered major sources of NOx emissions.

In recent years, the Pennsylvania Department of Environmental Protection, or PA DEP, established regulations that required reductions in NOx emissions. To administer these regulations, the PA DEP began allocating NOx allowances, referred to as NOx Credits, to certain facilities. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. The Scrubgrass plant, as a result of the efficiency of its original design and recent upgrades, meets the strictest emissions requirements. As a result, Buzzard has been able to benefit from the sale of NOx Credits. To date, we have sold credits through 2007 in anticipation of meeting the air quality standards for sulfur dioxide, nitrogen dioxide, particulate matter, carbon monoxide and lead during this period.

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

Energy Regulation

As participants in the energy marketplace, Microgy, Buzzard and the facilities they own and operate are and will continue to be affected by the complex matrix of federal and state regulation of the energy sector, including the federal Public Utility Regulatory Policies Act, the Public Utility Holding Company Act, the Federal Power Act and the regulation and oversight of state public utility commissions. Each of these areas is discussed in more detail below.

Public Utility Regulatory Policies Act

The Public Utility Regulatory Policies Act of 1978, or PURPA, and the regulations under PURPA by the Federal Energy Regulatory Commission, or FERC, have provided incentives for the development of cogeneration facilities and small power production facilities, which are power projects that use renewable fuels, generally have a capacity of less than 80 megawatts and meet certain ownership requirements. In general, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities that meet the FERC’s requirements for certification as qualifying facilities, or QFs.

PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Such regulations include the Public Utility Holding Company Act of 1935, or PUHCA, and the Federal Power Act, or FPA. Second, electric utilities are required to purchase electricity generated by QFs at a price that does not exceed the purchasing utility’s “avoided cost” and to sell back-up power to the QFs on a non-discriminatory basis. The term “avoided cost” is defined generally as the price at which the utility could purchase or produce the same amount of power from sources other than the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates other than the utilities’ avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA, as implemented in many states, has helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

In order to obtain QF status under PURPA, any facilities that we might acquire or develop will be required to meet certain size, fuel and ownership requirements and/or co-generate. Specifically, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications, while meeting certain energy efficiency standards. With respect to small power production facilities, there is generally no size limit, and the primary energy source of the facility must be biomass, waste, renewable resources, geothermal resources, or any combination thereof.

Our Scrubgrass plant is certified as a QF by the FERC. In addition, we believe that some of the facilities we would build or develop using Microgy’s licensed technology would also meet the qualifications required to be a QF. We endeavor to develop our projects and monitor compliance of existing projects with applicable regulations in a manner that minimizes the risks of any project losing its QF status. However, if a facility in which we have an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. Loss of QF status, among other things, could trigger certain rights of termination under the facility’s power sales agreement, the acceleration of indebtedness related to the facility, could subject the facility to rate regulation as a public utility under the FPA and state law and could result in Environmental Power Corporation inadvertently becoming an electric utility holding company regulated under PUHCA.

Under the Energy Policy Act of 1992, if a facility can be qualified as an exempt wholesale generator, or EWG, it will be exempt from PUHCA even if it does not qualify as a QF. Generally, an EWG is defined as any person who receives a determination from the FERC that it is engaged exclusively in the business of owning or operating all or part of one or more eligible facilities and selling electric energy at wholesale. As such, another potential response to the loss or potential loss of QF status may be to apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power sales agreement, rate approval from FERC would be required. To the extent applicable, the facility would also be required to cease selling electricity to any retail customers.

Public Utility Holding Company Act

Under PUHCA, any legal entity that owns or controls ten percent or more of the outstanding voting securities of a “public utility company” or a company which is a “holding company” for a public utility company is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Generally, a holding company of a public utility company that is subject to such registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the Securities and Exchange Commission is required for most important financial and business dealings of a registered holding company. Most QFs under PURPA are not public utility companies under PUHCA.

The Energy Policy Act of 1992, among other things, amends PUHCA to allow EWGs, under certain circumstances, to own and operate non-QF electric generating facilities without subjecting those producers to registration or regulation under PUHCA. The effect of such amendments has been to enhance the development of non-QFs that do not have to meet the fuel, production and ownership requirements of PURPA. We believe that these amendments benefit us by expanding our ability to own and operate facilities that may not qualify for QF status. However, these amendments have also resulted in increased competition by making it easier for utilities to develop competing facilities that are not subject to the constraints of PUHCA.

Federal Power Act

Under the FPA, FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. FERC regulation under the FPA includes approval of the disposition of jurisdictional utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking corporate directors, officers, and officials, and a uniform system of accounts and reporting requirements for public utilities.

FERC regulations provide that a QF is exempt from regulation under many of the foregoing provisions of the FPA. However, QFs remain subject to limited FPA regulation concerning interconnection authority, transmission authority, transmission rates, information requirements, and emergency provisions. EWGs are not exempt from the FPA. Therefore, an EWG that makes wholesale sales of electricity in interstate commerce is subject to FERC regulation. However, many of the regulations that customarily apply to traditional public utilities have been waived or relaxed by FERC for power marketers, EWGs and other non-traditional utilities that have demonstrated that they lack market power in the region in which they are located. Such EWGs are often granted authorization to charge market-based rates, blanket authority to issue securities, and waivers of FERC’s requirements pertaining to accounts, reports and interlocking corporate directors, officers, and officials.

State Regulation

State public utility commissions, or PUCs, have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulations for implementing PURPA. Because a power sales agreement generally is incorporated into a utility’s cost structure and its retail rates, power sales agreements with power producers, such as EWGs and QFs, are potentially subject to state regulatory scrutiny, including the process in which the utility has entered into the power sales agreement. Furthermore, independent power producers that are not QFs or EWGs are considered to be public utilities in many states. As such, these entities would be subject to broad regulation by a PUC, ranging from certificates of public convenience and necessity to regulation of organizational structure, accounting, and financial and other matters. In addition, because QF contracts are sometimes at rates that exceed current market rates for electricity, state PUCs sometimes encourage their regulated utilities to take certain actions to reduce the difference between the market price and the contract price. Such actions can include efforts to renegotiate or restructure the contracts, litigation or termination. States may also assert jurisdiction over the siting and construction of electric generating facilities including that associated with QFs and EWGs. States may further assert jurisdiction, with the exception of QFs, over the issuance of securities and the disposition, sale, or transfer of assets by these electric generation facilities. PUCs, pursuant to state legislative authority, may also have jurisdiction over how new federal initiatives associated with power production are implemented in each state. The actual scope of jurisdiction over independent power projects by state public utility regulatory commissions varies from state to state.

Employees

At the time of this filing, we have twenty-six employees, including executive officers and other marketing, finance, engineering and administrative personnel. Our employees are not represented by a collective bargaining agreement and we consider relations with our employees to be good.

Available Information

We maintain a web site with the address www.environmentalpower.com. We are not including the information contained on our web site as part of, or incorporating it by reference into, this annual report. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, we have posted our Code of Ethics for Designated Senior Financial Managers and our Code of Business Conduct and Ethics applicable to all employees on our web site, and we intend to post on our web site all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or American Stock Exchange listing standards concerning any amendment to, or waiver from, these codes of business conduct and ethics.

Item 2.	Properties

Buzzard leases the Scrubgrass facility, which is an approximately 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The payment terms of the lease are described in Item 1.

We lease 2,818 square feet of office space for our corporate headquarters in Portsmouth, New Hampshire under a five-year lease which commenced on March 1, 2002 with monthly payments of $5,520. On March 25, 2005, we entered into a two year lease for an additional 1,860 square feet of office space in the same building providing for monthly payments of $3,580.

We lease office space at 555 Fifth Avenue, New York, New York. The lease term runs from June 1, 2004 to May 31, 2005 and has monthly payments of $3,000.

Microgy is a tenant-at-will for office space located in Colorado and Wisconsin with aggregate rents of $1,545 per month.

Item 3.	Legal Proceedings

We are currently not involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on November 19, 2004. At the Special Meeting, the following item was voted upon and approved:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
To approve a one-for-seven reverse split of the Company’s common stock and a proportionate reduction in the number of authorized shares of authorized common stock from 150,000,000 to 21,400,000	20,073,841	401,225	13,035	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Market Trading

Our common stock trades on the American Stock Exchange under the symbol “EPG”. As of March 11, 2005, there were approximately 313 record holders and more than 1,500 beneficial holders of our common stock.

The following table shows the quarterly high and low bid prices during 2002, 2003 and 2004 as reported by the OTC Bulletin Board, where our stock traded prior to its listing on the American Stock Exchange on December 27, 2004, and after giving effect to the 1-for-7 reverse split of our common stock on November 30, 2004.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$2.10	$1.33
Second Quarter	1.96	1.19
Third Quarter	8.05	1.26
Fourth Quarter	7.56	5.60
Fiscal Year Ended December 31, 2004
First Quarter	$10.78	$6.16
Second Quarter	8.19	5.95
Third Quarter	7.84	6.44
Fourth Quarter (through December 24, 2004)	8.15	5.60

These over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table shows the high and low sales prices for our common stock during the remainder of the fourth quarter of 2004 as reported on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2004
Fourth Quarter (from December 27, 2004 through December 31, 2004)	$7.05	$6.85

Dividend Policy

The Board of Directors has not declared any dividends on our common stock since the last quarter of 2000. Due to the acquisition of Microgy in 2001 and anticipated expansion of our business, the Board of Directors has concluded that available cash flows should be used for operating and investing activities for the foreseeable future.

Recent Sales of Unregistered Securities

On November 17, 2004, we issued a five-year warrant to purchase 7,144 shares of our common stock at an exercise price of $7.70 per share to a single entity as partial payment for the provision by the acquiring entity of construction bonds for two projects based upon the Microgy technology. The warrant may be exercised in whole or in part at any time prior to the fifth anniversary of the date of issuance by payment in cash of the exercise price. We believe that such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D. The number of shares issuable upon exercise of the warrant, when aggregated with all unregistered issuances of equity securities since the last such issuance reported, was equal to less than 1% of our outstanding common stock at the time of issuance.

On December 13, 2004, we issued 10,627 shares of common stock to persons associated with Westminster Securities Corporation for services as placement agent in the 2004 Private Placement. These shares were earned in May 2004 and were covered by the notice filings pursuant to Regulation D which we made in connection with the 2004 Private Placement. We believe that such persons were all “accredited investors” within the meaning of Rule 501 of Regulation D, and that this issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The number of shares issued, when aggregated with all unregistered issuances of equity securities since the last such issuance reported, was equal to less than 1% of our outstanding common stock at the time of the issuance.

Equity Compensation Plan Information

The following table sets forth the following information, as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of EPC are authorized for issuance; the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Shares Issued (1)	Exercise Price (2)	Shares Remaining (3)
Equity compensation plans approved by security holders	716,016	9.43	433,987
Equity compensation plans not approved by security holders	1,609,980	6.95	—

Total	2,325,996	7.71	433,987

(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights

(2)	Weighted average exercise price of outstanding options, warrants and rights

(3)	Number of Securities remaining available for future insurance under equity compensation plans

The options, warrants and rights to purchase 1,609,980 shares issued under compensation arrangements not approved by security holders consist of:

•	Options for 21,429 shares and warrants for 50,000 shares issued in 2001, options for 14,286 shares issued in 2002, and 7,144 warrants issued in 2004 referred to in Note L and described in Note O to our Consolidated Financial Statements; and

•	571,429 options issued to Kamlesh Tejwani on July 3, 2003 as part of his overall compensation package. The terms of these options changed in March 2004. These changes are described in Note L.

•	142,858 options issued to Joseph Cresci in March 2004 as part of his compensation package, described in Note L.

•	142,858 options issued to Andy Livingston in March 2004 as part of his compensation package, described in Note L.

•	659,976 warrants issued as part of the 2004 Private Placement. See the Private Placement section under Note L.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data for the five years ended December 31, 2004 are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and other financial information included elsewhere herein. Dollars are shown in thousands except per share data.

	Year Ended December 31
	2004	2003	2002	2001(1)	2000
Results of Operations Data:
Revenues	$59,790	$53,365	$54,984	$53,518	$54,303
Costs and expenses:
Operating expenses	$28,625	$25,124	$24,140	$23,681	$22,291
Lease expenses	22,066	22,382	25,291	24,706	26,416
Cost of goods sold	3,736	—	—	—	—
General and administrative expenses	6,211	5,644	5,605	3,859	3,603
Non-cash compensation	2,320	713	50	114	—
Depreciation and amortization	472	495	545	441	415

	$63,430	$54,358	$55,631	$52,801	$52,725

Operating (loss) income	$(3,640)	$(993)	$(647)	$717	$1,578
Other income (expense):
Other income	$—	$2	$—	$2,135	$—
Interest income	45	31	48	78	737
Interest expense	(755)	(352)	(142)	(185)	(320)
Sale of NOx emission credits	—	—	2,428	—	1,156
Amortization of deferred gain	308	308	308	308	308

	$(402)	$(11)	$2,642	$2,336	$1,881

(Loss) income before income taxes	$(4,042)	$(1,004)	$1,995	$3,053	$3,459
Income tax benefit (expense)	84	26	(857)	(1,374)	(1,632)

Net (loss) income	$(3,958)	$(978)	$1,138	$1,679	$1,827

Basic earnings (loss) per common share	$(0.86)	$(0.29)	$0.38	$0.83	$1.12
Diluted earnings (loss) per common share	$(0.86)	$(0.29)	$0.38	$0.79	$1.12

Weighted average number of common shares outstanding on a diluted basis	4,583	3,376	2,973	2,107	1,630

Balance Sheet Data:
Total assets	$108,948	$103,154	$92,958	$85,566	$69,284
Working capital	5,907	3,876	(585)	(1,499)	(1,176)
Deferred gain(2)	3,547	3,855	4,164	4,472	4,780
Long-term obligations	80,410	79,814	71,244	65,216	58,304
Shareholders’ equity (deficit)	10,218	6,620	6,186	4,383	(3,970)

(1)	The Results of Operations Data for 2001 includes Microgy from July 23, 2001 to December 31, 2001.

(2)	See Note B of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Buzzard Power Corporation

Buzzard Power Corporation, referred to as Buzzard, is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Microgy Cogeneration Systems, Inc.

Microgy Cogeneration Systems, Inc., referred to as Microgy, holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and other organic wastes. This biogas can be used to generate electricity or it can be used in other applications. Microgy’s product is expected to provide certain farms, known as animal feeding operations, or AFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies either have or may be in the process of passing regulations that require AFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications, such as the production of thermal energy to power animal feed production facilities. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. This trend, along with increases in the costs of conventional energy, positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source for utilities. We believe that Microgy represents a substantial portion of our future potential growth and, as such, we currently are investing most of our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

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

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22-year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50% of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor’s specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded to a liability.

As of December 31, 2004, we have a deferred lease expense of $77,456,366 recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years which have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in the recognition of non-cash lease expense of $2,141,641, $5,121,732, and $6,543,998 for the years ended December 31, 2004, 2003, and 2002, respectively. Additional rents are not part of this straight-line basis and are recorded as incurred. Our subsidiary, EPC Corporation, which owns 100% of Buzzard’s common stock, is not liable for future lease rental payments. Buzzard’s stock is pledged as security, and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

As of December 31, 2004, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

FUTURE MINIMUM SCRUBGRASS LEASE PAYMENTS

2005	2006	2007	2008	2009	Thereafter	Total
$21,715,000	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	$325,923,000

Our lease expense components, which are discussed in the following paragraphs, consist of

•	specified base rent payments calculated on a straight-line basis; and

•	additional rent.

As noted above, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. The lessor’s debt service largely consists of debt obligations with variable interest rates. Therefore, in order to calculate future minimum lease payments, we estimate an average interest rate which will be payable in the future for each variable rate debt obligation. Since actual interest rates will differ from these estimates, our actual lease expense reported in future periods will differ from these estimates, and the differences may be material.

In order to calculate the straight-line lease expense, we take the total of the estimated future minimum lease payments over the lease term and divide this total by the lease term to get an annual lease expense. The annual lease expense is then compared to the total amount projected to be paid to the lessor in each period, and the difference is reported as a deferred lease expense in our consolidated financial statements. Any differences between actual lease billings and projected lease billings, which principally result from variances between actual interest rates and projected interest rates, are reported as a lease expense in the current period.

We are also required to pay the lessor an additional rent, in addition to the specified base rent, which additional rent represents 50% of the net cash flows Buzzard receives from the operation of Scrubgrass. We estimate and accrue additional rent in the accounting period when earned. However, because additional rent is based on cash flows and not earnings, we are required to determine when the cash flows were generated from operations, which is inherently subjective. Lease expenses may also cause large fluctuations between accounting periods in our reported earnings since the specified base rent and additional rent are not directly related to our earnings. Additional rent is not part of the straight-line lease expense calculation.

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PSA, with Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of the PSA. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement were a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, because we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and, absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis has been limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting.

As of December 31, 2004, we have accrued power generation revenue of $77,456,366 recorded on our consolidated balance sheet, which is equal in amount to the deferred lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years which has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the PSA with Penelec resulted in non-cash revenues of $2,141,641, $5,121,732, and $6,543,998 for the years ended December 31, 2004, 2003, and 2002, respectively. In the later years of the PSA, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

We are recognizing revenues associated with the construction of the first three of the five farm projects that we signed under the Dairyland agreement using the percentage of completion method. However, due to our relative inexperience with the construction of projects of this kind, we are currently limiting our revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. Once we have a proven track record of successfully completing projects of this kind, we intend to move to the standard percentage of completion method of revenue recognition and recognize a prorated share of gross profit in each period that we record revenue (see Note B).

Method of Accounting for Contracts

Revenues and profits from our contracts, which appear as product sales on our income statement, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, on our initial contracts, due to our relative inexperience, profit is not recognized until the contract is completed. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at December 31, 2004 and 2003, consisted of the following:

Accounting for Contracts	2004	2003
Deferred contract revenue (liability)	$737,082	$—
Unbilled work (asset)	$624,683	—

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2004, we had recorded a deferred income tax asset of $1,829,511 and a valuation allowance of $1,829,511 against our gross deferred income tax assets; due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The most significant changes made by SFAS No. 142 are:

•	goodwill and indefinite-lived intangible assets will be tested for impairment at least annually;

•	goodwill and indefinite-lived intangible assets will no longer be amortized to income; and

•	the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The provisions of SFAS 142 were applied to the goodwill and intangible assets of $4,912,866 acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002, 2003, and 2004. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of January 1, 2002, December 31, 2002, December 31, 2003, and December 31, 2004.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared with the year ended December 31, 2003

For the year ended December 31, 2004, we had a net loss of $3,958,181, or a loss of $0.86 per common share, compared to a net loss of $978,159, or a loss of $0.29 per common share, for the year ended December 31, 2003. The decrease in net income was primarily attributable to a $2,631,695 pre-tax loss in Microgy and a $3,203,275 pre-tax loss in All Other Segments (as defined below), compared to pre-tax losses in 2003 for Microgy and All Other Segments of $1,718,108 and $1,140,409, respectively. These losses were due to increased operating expenses at Microgy and at the home office that are tied to the construction of the first three Microgy plants. Buzzard provided pre-tax income of $1,792,744 for the year ended December 31, 2004, compared to pre-tax income $1,854,433 for the year ended December 31, 2003. This decrease was due primarily to increased operating and maintenance expenses. The decrease in earnings per common share was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with our private placement concluded in the second quarter of this year, referred to as the 2004 Private Placement.

Revenues increased by $6,425,774, or 12%, to $59,790,389 for the year ended December 31, 2004, as compared to $53,364,615 for the year ended December 31, 2003. The increase is primarily attributable to increases in revenues at both Buzzard and Microgy. At Buzzard, operating capacity increased due to the absence of any unexpected outages as had occurred in 2003. In addition, Microgy recognized its first product sales revenues relating to its first three projects, based upon the percentage completion method.

Costs and expenses increased by $9,072,088, or 17%, to $63,430,215 for the year ended December 31, 2004, as compared to $54,358,127 for the year ended December 31, 2003. This increase was attributable in part to an increase in non-cash compensation expense to $2,320,164 for the year ended December 31, 2004 from $713,111 for year ended December 31, 2003. These expenses related to non-employee stock and option grants and employee options that are subject to variable accounting treatment. Additionally, a 14% increase in operating expenses at Buzzard for the year ended December 31, 2004 contributed significantly to the overall increase in costs and expenses for the year.

In 2004, other expenses increased to $402,400 from $10,572 in 2003. This increase was primarily attributable to an increase in interest expense to $755,336 in 2004 from $351,755 in 2003. Almost all of this interest expense related to the Arclight loan, described in Note G—Long Term Liabilities and Commitments.

For the year ended December 31, 2004, we reported a tax benefit of $84,045, as compared to a tax benefit of $25,925 for the year ended December 31, 2003. This change results from a federal tax benefit $358,435 and state tax obligations of $274,390.

We have two primary business segments, Buzzard Power Corporation and Microgy Cogeneration Systems. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments are discussed below.

Buzzard

Buzzard provided pre-tax income of $1,792,744 for the year ended December 31, 2004, compared to pre-tax income of $1,854,433 for the year ended December 31, 2003. This modest decrease was caused primarily by increases in maintenance expenses including an additional $1.2 million for steam generators, offset largely by increased revenue.

For the year ended December 31, 2004, power generation revenues increased to $56,053,962, from $53,364,615 for the year ended December 31, 2004. This increase was principally due to a 5% increase in billable rates to Penelec, the purchaser of power from this facility, and an increase in operating capacity to 91.99% for the year ended December 31, 2004 from 86.6% for the year ended December 31, 2003, when we suffered an unexpected outage caused by an electrical storm.

Accrued power generation revenues decreased by $2,980,091 to $2,141,641 for the year ended December 31, 2004, as compared to $5,121,732 for the year ended December 31, 2003. This decrease resulted from the effects of FASB 13 on the accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat the PsA as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses for 2004 increased 14% to $28,625,487, from $25,123,425 for 2003. The increase is primarily attributed to a 20% increase in fuel expenses to $11,091,138 for the year ended December 31, 2004, from $9,239,169 for the year ended December 31, 2003. The increase in fuel expenses resulted principally from increased operating capacity and increases in transportation costs. Operating fees also contributed to the increase in total operating expenses. These fees increased by $801,219 primarily due to operating bonuses that are tied to plant performance. In 2003, the unexpected outage caused the operator to miss reaching several bonus targets.

Lease expenses for 2004 decreased by $316,467 to $22,065,685 for the year ended December 31, 2004, as compared to $22,382,152 for the year ended December 31, 2003. A $3,634,714 increase in scheduled equity rent payments in 2004 was completely offset by decreases in accrued lease expenses of $2,980,091, senior debt principal repayments of $171,715 and additional rent payments of $777,000.

Microgy

Pre-tax losses at Microgy increased to $2,631,695 for the year ended December 31, 2004, compared to a pre-tax loss of $1,718,108 for year ended December 31, 2003. This increase resulted from increases in operating expenses associated with beginning construction on three projects in 2004 and increased development efforts. Additionally, labor expenses increased due to the growth of this subsidiary.

Microgy recognized its first revenues of $3,736,427 in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our agreement with Dairyland using the percentage of completion method. However, due to the uncertainty of the projects, we are currently limiting our percentage complete revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. Once we have a proven track record of successfully completing projects of this kind, we will move to the standard percentage of completion revenue recognition and recognize a prorated share of gross profit each period we record revenue. We began billing Dairyland for construction costs on these farms in August 2004.

Cost of goods sold increased to $3,736,427 in 2004 from $0 in 2003. These expenses represent the construction costs related to the first three Dairyland projects.

Operating expenses for Microgy for the year ended December 31, 2004 increased to $2,436,519 from $1,524,643 for year ended December 31, 2003. This increase is primarily due to increases in payroll expenses of $477,483, due to the additional staff needed for the growth of Microgy, and increases of $463,933 from the allocation of corporate overhead to this subsidiary.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. For the year ended December 31, 2004, we had a pre-tax loss of $3,203,275 compared to a pre-tax loss of $1,140,409 for the same period in 2003. This loss is attributable to general and administrative expenses at our parent company, as discussed below. We do not have any revenues in these segments.

General and administrative expenses for the year ended December 31, 2004 increased to $2,821,359 from $1,149,027 for the year ended December 31, 2003. This increase was primarily attributable to increases in non-cash stock compensation. These expenses are related to stock and options granted to non-employees for services rendered and to the variable accounting of performance-based stock options for key executives. Please see Note B for more information.

We had total other expenses of $381,915 for the year ended December 31, 2004, compared to other income of $25,543 for the same period in 2003. The decrease in other income is primarily due to increased interest expenses related to the Arclight loan, described in Note J—Secured Promissory Notes Payable and Other Borrowings.

Year ended December 31, 2003 compared with the year ended December 31, 2002

For 2003, we had a net loss of $978,159, compared to net income of $1,138,383 in 2002. The decrease in net income was primarily due to the absence of sales for nitrogen oxide emission credits, or NOx credits. In 2002, we recorded $2,428,000 of such sales. These differences were partially offset by decreases in additional lease expenses and higher operating revenues at Scrubgrass prior to the transformer failure, as discussed below.

We had a basic and diluted loss per common share of $0.29 in 2003, compared to basic and diluted earnings per common share of $0.38 in 2002. The weighted average common shares outstanding increased in 2003 due to the issuance of additional shares as stock compensation, totaling 115,494 shares, the exercise of 10,000 options and the issuance of 567,857 shares in a private placement in the summer of 2003.

Power generation revenues were $53,364,615 in 2003, as compared to $54,983,934 in 2002, a decrease of approximately 3%. In August 2003, we experienced an unexpected shut down of the Scrubgrass plant. This shut down, caused by a blown transformer during a severe electrical storm, reduced revenues by approximately $2,000,000. However, a 5% increase in power rates in 2003 and improved production capacity before and after the outage helped mitigate these losses. A key performance metric at the Scrubgrass plant is its capacity factor. This metric is defined as the number of kilowatt hours of generation divided by the maximum kilowatt hours of generation possible. We operated at an 86.6% capacity factor in 2003, as compared to 91.3% capacity factor in 2002, with the lower capacity factor in 2003 due to the unexpected shutdown.

This decrease in overall power generation revenues was also attributable to a decrease in the component of power generation revenues recorded as a result of the straight-line accounting treatment of revenues under the PSA which amounted to $5,121,732 in 2003, as compared to $6,543,998 in 2002.

Operating expenses increased to $25,123,425 for 2003 from $24,139,819 for 2002, and most of the increased operating expenses pertained to Scrubgrass. The increase in operating expenses was primarily due to:

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

General and administrative expenses, excluding non-cash compensation, increased to $5,644,084 for 2003 from $5,605,500 for 2002. The increase was primarily due to increases in our labor expenses of $828,363, as a result of hiring relating to the development of Microgy.

Interest expense increased to $351,755 for 2003 from $141,526 for 2002. The increase was due primarily to the $216,160 of interest related to the Arclight loan of $3,700,000 that is secured by the future cash flows from the Scrubgrass plant.

We earned net proceeds of $2,428,200 from the sale of NOx credits in 2002. Our NOx credits are discussed further under the heading “Liquidity and Capital Resources” appearing below. No such sales occurred in 2003.

For 2003, we had an income tax benefit of $25,925 compared to income tax expense of $857,274 for 2002. The decrease was primarily due to a decrease in income before taxes in 2003, offset by a $418,717 increase in the valuation allowance for deferred tax assets.

Buzzard

For the year ended December 31, 2003, Buzzard had pre-tax income of $1,854,433, compared to $2,046,172 for the year ended December 31, 2002. The decrease in pre-tax income was primarily attributable to an unplanned outage caused by a blown transformer during a severe electrical storm. This outage resulted in fewer online days in 2003 as compared to 2002, leading to a decrease in power generating revenues.

Power generation revenues were $53,364,615 in 2003, as compared to $54,983,934 in 2002, a decrease of approximately 3%. In August 2003, we experienced an unexpected shutdown of the Scrubgrass plant. This shutdown, caused by the blown transformer, reduced revenues by approximately $2,000,000. However, a 5% increase in power rates in 2003 and improved production capacity before and after the outage helped mitigate these losses. The Scrubgrass plant operated at an 86.6% capacity factor in 2003, as compared to a 91.3% capacity factor in 2002, with the lower capacity factor in 2003 attributable to the unexpected shutdown.

This decrease in overall power generation revenues was also attributable to a decrease in the component of power generation revenues recorded as a result of the straight-line accounting treatment of revenues under the power sales agreement, which amounted to $5,121,732 in 2003 and $6,543,998 in 2002. In accordance with accounting principles generally accepted in the United States, we are required to treat the PSA as a lease, aggregate the expected revenue to be received over its life and recognize it on a straight-line basis over the 22-year lease term. We include this component of the power generation revenues to straight-line the revenue. However, we have limited the recognition of accrued power revenues to the recognition of accrued lease expenses so that we do not recognize any profits early. This component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement.

Operating expenses increased to $25,123,425 for 2003 from $24,139,819 for 2002. The increase in operating expenses was primarily due to:

•	higher repair and maintenance costs due to the August outage of $814,950;

•	higher fuel expense from cost escalations in certain fuel supply agreements of $322,509;

•	increased NOx reduction expenses of $153,731; and

•	higher labor and labor-related costs of $51,202.

These increases were partially offset by decreases in operating bonuses, repairing rather than replacing a Buzzard plant component and improvements in fuel quality that reduced ash disposal costs.

Lease expenses decreased to $22,382,152 for 2003 from $25,291,293 for 2002. The decrease was primarily due to a decrease of $2,408,824 in additional rent paid to the lessor, which amounts to 50% of the net available cash flows from Scrubgrass, and to a decrease in interest expense. The average rate on the lessor’s outstanding bonds dropped to 1.04% in 2003 from 1.49% in 2002, resulting in a decrease of $963,819 in interest and fees. These decreases in lease expenses were partially offset by an increase in scheduled principal payments for the Scrubgrass debt of $2,702,253 which were billed to us under the terms of the lease and a decrease in lease expenses recorded as a result of the straight-line accounting treatment of lease expenses under the Scrubgrass lease, which amounted to $5,121,732 in 2003 and $6,543,998 in 2002.

Microgy

For the year ended December 31, 2003, Microgy had a pre-tax loss of $1,718,108, compared to a pre-tax loss of $2,586,146 for the year ended December 31, 2002. The decrease in pre-tax loss was primarily attributable to a decrease in operating expenses. We expect our pre-tax loss to continue decreasing as we continue to sell systems based on our proprietary technology.

Microgy had no revenues in 2003 or 2002.

Total expenses for the year ended December 31, 2003 decreased 36% to $1,524,643, compared to total expenses of $2,392,377 for the year ended December 31, 2002. Contributing to the decrease in total expenses was a decrease of 11% in payroll.

For the year ended December 31, 2003, project expenses increased 294% to $147,614 from $37,465 for the year ended December 31, 2002. The increase is primarily attributable to an increase in site plan and other project expenses of $143,867 for the year ended December 31, 2003, compared to no expense for these categories for the year ended December 31, 2002.

All Other Segments

For the year ended December 31, 2003, all other segments had a pre-tax loss of $1,140,409, compared to pre-tax income of $2,535,631 for the year ended December 31, 2002. The decrease in pre-tax income was primarily attributable to an increase in corporate salaries and travel-related expenses, as well as interest expenses related to the Arclight loan. There were no revenues for All Other Segments in 2003 or 2002.

Recently Issued Accounting Standards

There are several recently issued accounting standards which are required to be adopted in the future which are described in Note B to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $3,988,662 in 2004, compared to $4,001,701 in 2003. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass and product sales at Microgy.

We reported a net loss of $3,958,181 during 2004 which contributed significantly to the cash used by operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in 2004 to our net cash provided by operating activities:

Depreciation and amortization—During 2004, we recognized depreciation and amortization for lease rights of $149,004, licensed technology rights of $185,500, deferred financing costs of $14,850, and property plant and equipment of $122,569.

Deferred gain, net—Our deferred gain, net, decreased to $3,546,723 as of December 31, 2004 from $3,855,133 as of December 31, 2003. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing—In 2004, we had $1,300 of interest expense that was added to the outstanding principal balance. All of this interest is related to the Arclight loan of $3,700,000 secured in September 2003.

Stock-based compensation—We issued stock, stock options, and warrants with a fair market value of $2,320,164 to directors, employees and consultants for services performed for us in lieu of cash compensation.

We also offer the following information regarding changes in operating assets and liabilities which most notably impacted our cash position during 2004:

Receivable—Receivables at Buzzard increased to $14,466,924 from $13,063,529. Microgy and Environmental Power receivables increased to $1,844,194 and $2,671, respectively, in 2004 from $0 and $0, respectively in 2003.

Unrecognized prior pension service cost & accumulated other comprehensive loss—Our unrecognized prior pension service cost decreased to $225,328 as of December 31, 2004, from $241,427 as of December 31, 2003. Accumulated other comprehensive loss decreased to $204,858 in 2004 from $324,815 in 2003.

Fuel Inventory/Other current assets—In 2004, fuel inventory increased to $1,269,297 from $485,021 in 2003.

Unbilled Revenues—Unbilled revenues increased to $624,683. There were no unbilled revenues in 2003.

Accounts payable and accrued expenses—Our accounts payable and accrued expenses increased to $12,119,212 as of December 31, 2004, from $10,042,990 as of December 31, 2003.

Investing Activities

Our cash used for investing activities was $474,041 in 2004 and $417,346 in 2003. Our investing activities were concentrated primarily in the following areas:

Restricted cash—We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $1,532,689 in 2004 and $414,618 in 2003. Our payments for major equipment overhauls amounted to $1,170,053 in 2004 and $230,239 in 2003. The remaining changes to restricted cash primarily pertain to investment earnings on available cash balances. Major equipment overhauls are subject to certification by an independent engineer and are performed on a pre-established schedule which can differ widely from year to year. The selection of equipment for service and/or replacement each year depends on factors such as the condition of the equipment, expected wear and tear, and recommendations made by equipment manufacturers. Beginning in February 2002, we were required to make deposits to the restricted major maintenance fund of $91,520 per month through April 2005. The required monthly payment is subject to possible recalculation after each annual maintenance outage to ensure that funds are sufficient to cover the long-term schedule of major equipment overhauls.

Property, plant and equipment—Property, plant and equipment expenditures were $111,462 in 2004 and $7,739 in 2003. We do not have any commitments to purchase property, plant and equipment in 2005.

Financing Activities

Our cash provided by financing activities was $3,400,794 in 2004 and $5,129,174 in 2003. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary—Buzzard paid dividends of $5,000 to its preferred stockholder during 2004 and 2003.

Private Placement of Common Stock—On May 19, 2004 we successfully completed a private placement of securities, raising $5,068,019 in net proceeds. We issued 1,017,712 shares of common stock (including 10,627 shares described in Note O) and warrants to purchase 659,976 shares of common stock as a result of this private placement. The proceeds have been allocated to the common stock and warrants based on relative fair values. The value assigned to the warrants is included in paid in capital in the balance sheet as of December 31, 2004. In August 2003, we completed a private placement of 567,857 shares of our common stock for aggregate gross proceeds of $718,000.

Net Borrowings Under Secured Promissory Note Payable—In 2004, we repaid $2,712,427 of accrued interest and principal on the $3,700,000 Arclight loan secured in 2003. See the Long Term Liabilities section below for more information on the loan.

Minority Investments in Joint Venture—We received $100 from C.P. Blouin, Inc. to form a joint venture, Microgy-Blouin. The purpose of this joint venture was limited to bonding three projects under the Dairyland contract.

Repayments of Notes Receivable from Officers and Board Members—In 2004, we received principal repayments of $5,838 on notes receivable from officers and board members.

Exercise of Stock Options—We received $48,000 of gross proceeds from the exercise of stock options in 2004, and $19,200 of gross proceeds from the exercise of stock options in 2003.

Working Capital Loan and Current Notes Payable for Scrubgrass—Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2,653,000 as of December 31, 2004 and $2,433,261 as of December 31, 2003. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2004 and 2003. On December 31, 2003, the current portion of the Scrubgrass note payable amounted to $389,535.00. This note was repaid in 2004.

Contractual Obligations

The following table shows all of our fixed contractual obligations as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$176,187	156,199	29,582	—	—	—	$361,968
Arclight Loan	1	1	1	1	1	2,340,135	2,340,140
Scrubgrass Lease Payments	21,715,000	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	325,923,000
Scrubgrass Fuel Contracts	2,513,000	2,599,000	2,687,000	2,385,000	2,061,000	6,626,000	18,871,000

TOTAL	$24,404,188	28,813,200	31,626,583	31,775,001	34,520,001	196,357,135	$347,496,108

EPC Corporation Debt Obligations—In September 2003, EPC Corporation, our wholly-owned subsidiary, secured a $3,700,000 loan from Arclight described above. The principal note carries and interest rate of 20%. Any unpaid interest that has accrued on the 15th of each month shall be added to the balance of the note.

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

Sunnyside Contingent Obligations—We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a

Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001.

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

The following table describes our debt obligations as of December 31, 2004:

Long Term Debt Obligations	Balance at December 31, 2004	Balance at December 31, 2003
Sunnyside Contingent Obligations	$583,030	$583,030
Arclight Note Payable	2,340,140	3,916,160

TOTAL	$2,923,170	$4,499,190

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2004 and 2003:

Description of the Obligation	Balance at December 31, 2004	Balance at December 31, 2003	Interest Rate
Lessor’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	3,588,000	6,268,163	7.6725%
Variable rate term loan (2004)	—	3,687,000	LIBOR + 1.250%

TOTAL	139,188,000	145,555,163

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	—	389,535	LIBOR + 1.250%
Working capital loan (2006)	2,653,000	2,433,261	LIBOR + 1.250%

TOTAL	2,653,000	2,822,796

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

Notes Receivable from Officers—Outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans amounted to $640,110 and $645,948 as of December 31, 2004 and 2003, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

2005 Outlook

Operations

The following forward-looking information concerning our results of operations for 2005 is being compared to our historical results of operations for 2004:

Buzzard

Power generation revenues are expected to decrease in 2005 due to a decrease in power rates based upon a contracted change in 2005 and a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Due to the Arclight loan, all distributions from Buzzard are required to repay the loan. Therefore, performance at Buzzard will not have an affect on our liquidity in 2005.

Operating expenses are expected to increase in 2005 primarily due to:

•	increases in maintenance and maintenance outage-related expenses of 7%;

•	increases in labor expenses of 3%; and

•	an escalation in operator fees under the terms of the operations and maintenance agreement, resulting in approximately $2.4 million of non-fuel operating expenses.

Lease expenses are expected to increase slightly in 2005. Lower payments on interest expenses will be offset by increased payments of scheduled principal payments.

Microgy

We expect to increase revenues from our Microgy subsidiary in 2005. We have signed digester purchase and management agreements with five farms under the Dairyland relationship, described in Part I, Item 1. These deals represent backlog of approximately $8.3 million. We expect to be able to record this backlog as revenue in 2005. Additionally we have signed agreements with several farms in California. These agreements are not included in our backlog figures.

Cost of goods sold is expected to increase as we recognize the revenue from these projects. Additionally, as we complete these projects, we expect to recognize the gross profits that have not been recognized during construction.

General and administrative expenses are expected to increase by $1 million during 2005 primarily because we plan to increase expenses to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel; and

•	the use of consultants for technical, financial, legal and marketing services.

All Other Segments

We do not expect significant changes in general and administrative expenses related to all other segments. However, interest expense is expected to decrease in 2005 due to lower principal balances on the Arclight loan.

Cash Flow Outlook

During 2005, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional debt at Microgy or equity funding, and the sale of the first products based upon Microgy’s technology. As described above, we have a backlog of approximately $8.3 million in sales that would be offset by expenses incurred for construction and development. We do not expect to receive cash from the operations of Buzzard insofar as any available cash will be used to repay interest and principal on the Arclight loan, nor do we expect to receive proceeds from the sale of NOx emission credits nor from any pending litigation, as we have in the past.

On December 31, 2004, our unrestricted cash balance was $382,961, as compared to $1,444,870 as of December 31, 2003. Our restricted cash balances were $1,916,887 and $1,554,308 at December 31, 2004 and 2003, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

On February 3, 2005, we completed an underwritten public offering of our common stock. We issued 2,500,000 new shares of common stock at a price of $5.50 per share and raised $12,159,375 in net proceeds.

Accordingly, our cash flow from operations for 2005 will be sufficient to fund:

•	our minimum lease and debt obligations;

•	our historic parent company overhead requirements; and

•	current taxes due.

However, these cash flows will not be sufficient to fund the construction of projects included in our backlog in the absence of obtaining project debt and/or equity.

In the event that the recorded Microgy backlog is delayed or not realized in 2005, we may have to modify Microgy’s plans to continue the sale, development and construction of anaerobic digester projects. Our present business strategy generally anticipates the outright sale of facilities as well as direct or indirect participation in the ownership of projects. We anticipate that project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing. We cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms acceptable to Microgy or any other prospective project owner. However, to the extent Microgy is an owner of projects, Microgy will need to obtain additional financing to allow it to develop and construct such projects.

Sale of NOx Credits—Under applicable environmental laws and regulations, Scrubgrass needed to achieve certain seasonal nitrogen oxide emission levels beginning on May 1, 1999, and was also required to achieve reduced emission standards by May 2002. Due to the efficient design of the Scrubgrass facility, Scrubgrass met the 1999 requirements without any modifications to the facility. During 1999, we made capital improvements of $811,568 to the Scrubgrass facility, which enabled Scrubgrass to meet the stricter standards in 2002. By making improvements to the facility before 2002, we anticipated that we would not require a portion of our future NOx Credits to maintain our compliance with the applicable regulations. Consequently, we sold our anticipated excess NOx Credits in recent years and used the proceeds to finance the capital improvements and generate additional cash flows for operations. We expect to comply with all material environmental regulations for the foreseeable future without any additional material modifications to the Scrubgrass facility. Recently, we received our next award of NOx Credits for the ozone seasons in 2002 through 2007. Similar to prior years, we expected that we may not require a portion of these future NOx Credits to maintain our compliance with the applicable regulations and sold the anticipated excess NOx Credits in 2002 for $2,428,200. We did not have such sales in 2003 or 2004, and do not anticipate the sale of NOx Credits in 2005.

Project development activities—We expect to continue the development and construction of facilities using Microgy’s licensed technology during 2005. We will require financing to complete the development and construction of these facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by the various forward-looking statements made in this Annual Report on Form 10-K.

Risks Relating to Microgy

Microgy has very little operating history from which to evaluate its business and products.

Our subsidiary, Microgy Cogeneration Systems, Inc., referred to as Microgy, was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s anaerobic digester projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable.

Microgy has experienced losses to date and we anticipate it will continue to experience losses in 2005.

We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into 2005.

The marketplace for Microgy’s anaerobic digester technology is complex, still developing and subject to change and, therefore, we cannot predict how all projects will be developed, what Microgy’s costs will be or, consequently, Microgy’s outlook for profitability.

Microgy markets its anaerobic digester technology in a complicated and changing environment. Due to the many possible applications for Microgy’s technology, and the many possible ways in which projects deploying Microgy’s technology might be structured, Microgy may decide to develop and own facilities, sell and operate facilities or some combination of the foregoing, either alone or in conjunction with others. We expect to make these determinations on a case-by-case basis. As a result, despite the revenue potential, we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our common stock will be adversely affected.

If we are unable to obtain needed financing for Microgy’s anaerobic digester projects, the value of our Microgy investment may be reduced significantly.

We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our anaerobic digester projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any anaerobic digester projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific projects and other factors, including assessment of our ability to successfully construct and manage each project.

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

The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long sales cycle and decision-making process. Delays in the parties’ decision-making process are outside of our control and may have a negative impact on our cost of sales, receipt of revenue and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions and to negotiate and close these complex agreements, which could harm our operating results and financial condition.

Because the market for renewable energy and waste management is unproven, it is possible that we may expend large sums of money to bring our offerings to market and the revenue that we derive may be insufficient to fund our operations.

Our business approach to the renewable energy and waste management industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for facilities based on our technology will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

We are a small company and the entrance of large companies into the alternative fuels and renewable energy business will likely harm our business.

Competition in the traditional energy business from electric utilities and other energy companies is well established with many substantial entities having multi-billion dollar, multi-national operations. Competition in the alternative fuels and renewable energy business is expanding with the growth of the industry and the advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned to develop new technologies and to install existing or more advanced renewable energy generators, which could harm our market share and business.

If we are unable to obtain sufficient waste resources for our Microgy renewable energy technologies, Microgy will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of animal or other organic waste resources to produce the raw energy and meet performance standards in the generation of power or biogas. Lack of these waste resources or adverse changes in the nature or quality of such waste resources would seriously affect our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot assure you that waste resources will be available in the future for free or at a price that makes them affordable for our waste-to-energy technologies.

Because we have not filed patents to protect Microgy’s intellectual property, we might not be able to prevent others from employing competing products. Conversely, others who have filed for patent or other protection might be able to prevent us from employing our products.

Neither we nor, we believe, our licensor have filed any patent applications on the intellectual property Microgy plans to use. Should we or our licensor decide to file patent applications, we cannot assure you that any patent applications relating to our existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we cannot assure you that others have not developed, or will not develop, similar products or technologies that will compete with our products without infringing upon, or which do not infringe upon, our intellectual property rights.

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

If our relationship with the licensor of our technology were terminated for any reason or such licensor ceased doing business, our Microgy subsidiary likely could not continue to operate.

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. The license agreement grants to Microgy a perpetual, exclusive license to develop projects based on this technology in North America. Pursuant to the license agreement, Microgy is required to pay one-time licensing fee per project and engineering and design fees to DBT in connection with the development of projects. Microgy relies upon DBT for technical advice and engineering assistance. Therefore, if DBT were to cease doing business, Microgy’s business may be materially and negatively impacted.

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

Because all of the cash flow we receive from Buzzard is currently dedicated to the repayment of our loan with Arclight, we are entirely dependent upon the capital we raise to fund the continuing development of Microgy.

We do not expect to receive cash from the operations of Buzzard, because such cash, if any, will be used to repay interest and principal on our loan from an affiliate of Arclight. As a result, if we are not able to raise additional capital, including by means of this offering, to fund Microgy’s operations and our corporate expenses until Microgy’s operations begin to generate positive cash flow, we will not be able to continue to fund Microgy’s operations at their current levels, and our business will be materially and adversely affected.

Risks Relating to Buzzard

We currently rely on the Scrubgrass plant for almost all of our operating revenues, and the cash distributions resulting from the Scrubgrass operations have been dedicated to the repayment of the Arclight loan.

We own a 22-year leasehold interest that commenced in 1994 in our Scrubgrass plant, a waste coal-fired electric generating facility in Pennsylvania. Because almost all of our operating revenue currently results from the Scrubgrass plant, we are dependent on its successful and continued operations. Increased working capital requirements of the Scrubgrass plant, significant unscheduled shutdowns or large increases in interest rates at Scrubgrass would reduce our cash flow. In addition, we will not receive any distributions from Buzzard until our loan from Arclight is repaid. Thereafter, we will receive the next $1,400,000 of distributions, after which we will share distributions equally with Arclight through December 31, 2012. As a result, unless we are able to raise additional capital or generate operating income from other sources, we would have to substantially curtail our operations.

If we default on our obligations under our loan agreement with Arclight, we will lose ownership of our subsidiary, EPC Corporation, and, thereby, the leasehold interest in the Scrubgrass facility.

Our loan from Arclight is secured by a pledge of all of the outstanding stock of our subsidiary, EPC Corporation, which in turns holds our interest in Buzzard Power Corporation as its sole asset, the entity that maintains the Scrubgrass facility. If we were to default on our obligations under our agreement with Arclight, Arclight would have the right to foreclose on this pledge and take ownership of EPC Corporation. As a result, we would lose our interest in the Scrubgrass facility, which is currently our most significant operating asset and revenue source.

The events of default under our agreements with Arclight are narrowly defined. The most significant default is related to non-payment. We are only required to make payments when there is a distribution from Scrubgrass. Nevertheless, if we do not make any payments in a 24-month period, a default under our agreements with Arclight would be triggered.

We do not control the management of the Scrubgrass plant, our primary revenue-generating asset.

We have a management services agreement with Cogentrix, formerly PG&E National Energy Group, to manage the Scrubgrass plant and a 15-year operation and maintenance agreement with PG&E Operating Services to operate the facility. These agreements contain provisions that limit our participation in the management and operation of the Scrubgrass plant. Because we do not exercise control over the operation or management of the Scrubgrass plant, decisions may be made, notwithstanding our opposition, which may have an adverse effect on our business.

Our current power generation revenue is derived from only one customer, the loss of which would severely harm our financial condition and the value of your investment.

Our Scrubgrass plant power generation revenue is earned under a long-term power purchase agreement for all output with one customer, Pennsylvania Electric Company, or Penelec, a subsidiary of FirstEnergy Corporation. This concentration of our revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to us, our financial condition will be adversely affected. Furthermore, the Scrubgrass plant operates as a qualifying facility, or QF, under PURPA. The loss of QF status could trigger defaults in the project’s PSA. Therefore, Buzzard would most likely have to sell power at prevailing market rates that are much lower than the rate outlined in the PSA.

A large increase in interest rates may adversely affect our operating results.

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The following table shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,391,880 increase in our lease expense.

DEBT & LEASE OBLIGATIONS	12/31/2004	12/31/2003	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	3,588,000	6,268,163	0
Variable rate term loan (2004)	—	3,687,000	LIBOR + 1.250%

TOTAL LEASE OBLIGATIONS	139,188,000	145,555,163

EPC Corporation’s debt obligations:
Arclight Note Payable	2,340,140	3,916,160	20%

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	—	389,535	LIBOR + 1.250%
Working capital loan (2006)	2,653,000	2,433,261	LIBOR + 1.250%

TOTAL DEBT	4,993,140	6,738,956

TOTAL DEBT & LEASE OBLIGATIONS	144,181,140	152,294,119

% VARIABLE RATE/TOTAL DEBT	96%	93%

Our Scrubgrass plant’s long-term power purchase agreement is subject to a change in rates in 2005 and market conditions in its later years that may affect our profitability.

The Scrubgrass plant generates electricity that is sold at rates established under a long-term power purchase agreement with Penelec, which has been approved by the Pennsylvania Public Utility Commission. For years 2005 through 2012, the agreement provides for a rate determined based on a scheduled rate adjusted for actual inflation during prior contract years compared to the automatic 5% adjustment in such prior years. Contracted rates in the later years of the agreement are determined with reference to then existing market conditions. Therefore, the existence of inflation less than 5% in years prior to 2005 will negatively impact our revenue and profitability. Low wholesale energy rates during the later years of the power purchase agreement would also negatively impact our revenue and profitability and could adversely affect our financial position.

Poor fuel and other materials quality may expose us to environmental liability and reduce our operating results.

For our Scrubgrass facility, we obtain waste coal primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances in order to produce the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal, which supplies the Scrubgrass power generation facility. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact our future operating results.

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

Risks Relating to Both Microgy and Buzzard

Our products and services may be subject to numerous governmental regulations.

We expect to provide services that may be subject to various government regulations, including regulations covering air and water quality and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations and permitting requirements could delay the development of projects and could be costly and harm our financial condition.

Furthermore, there are from time to time various legislative proposals that would amend or comprehensively restructure the Public Utility Regulatory Policies Act of 1978, or PURPA, and the electric utility industry. If PURPA is amended or repealed, the statutory requirement that electric utilities purchase electricity from qualifying facilities, or QFs, at full-avoided cost could be repealed or modified. While we expect that existing contracts would be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could, among other things, increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to our current power purchase agreement with Penelec for our Scrubgrass facility that reduce the contract rates, our results of operations and financial position could be negatively impacted.

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

Short-term investments—We invest cash balances which are in excess of our normal operating requirements in short term investments generally with maturities of 3 months of less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt—We have borrowings which bear interest at variable rates which are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense—As a lease cost of the Scrubgrass plant, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or the London Interbank Offering Rate. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2004, the aggregate outstanding balance of our variable rate debt obligations was $2,653,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $139,188,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $26,530 and lease expense of $1,391,880. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Please see the information set forth under the heading “Certain Factors That May Affect Future Results—Risks Relating to Buzzard—A large increase in interest rates may adversely affect our operating results” for more information regarding our exposure to market risk with respect to interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in the following Index to Financial Statements are filed as a part of this annual report under Item 15—Exhibits, Index to Financial Statements, and Reports on Form 8-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 1, 2004, Deloitte & Touche LLP, referred to as D&T, resigned as our principal independent accountants and sent us a letter confirming that the client-auditor relationship between us and D&T had ceased. D&T will continue to provide us with federal, state and local tax advice and related services.

D&T’s reports on the our financial statements for the fiscal years ended December 31, 2002 and December 31, 2003 did not contain either an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

At no time during the fiscal years ended December 31, 2002 and December 31, 2003 or the subsequent interim period through June 1, 2004 were there any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between us and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On June 7, 2004, we engaged Vitale, Caturano & Co., Ltd., referred to as Vitale, Caturano, as our principal independent accountants. At the time of such engagement, we had not consulted Vitale, Caturano with regard to the application of accounting principles to any transaction, the type of audit opinion that might be rendered on our financial statements or any disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2002 and December 31, 2003 or the subsequent interim period.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers

Information with respect to our directors may be found in the section captioned “Occupations of Directors” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information concerning executive officers is set forth below.

Our executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board, are as follows:

Name	Age	Position
Joseph E. Cresci	62	Chairman
Kamlesh R. Tejwani	44	President and Chief Executive Officer
Donald A. Livingston	61	Executive Vice President
R. Jeffrey Macartney	50	Chief Financial Officer and Treasurer

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

R. Jeffrey Macartney has been Chief Financial Officer of EPC since May 2002. Before joining Environmental Power, Mr. Macartney held a series of financial positions including Controller of Pitney Bowes Global Financial Services for four years from 1997 to 2001. Prior to that time, he worked as a business consultant from 1993 to 1997 and served as Senior Vice President of Finance and Administration for Bank Austria in San Francisco from 1989 to 1993.

Item 11.	Executive Compensation

Information with respect to this item may be found in the section captioned “Compensation and Other Information Concerning Directors and Officers” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the section captioned “Ownership of EPC’s Common Stock” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item may be found in the section captioned “Certain Relationships and Related Transactions” appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found in the section captioned “Independent Auditors’ Fees” appearing in the definitive Proxy Statement to be delivered to our stockholders in connection with our 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report:

(a) 1. Consolidated Financial Statements

(a) 2. Financial Statement Schedules

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II—Valuation and Qualifying Accounts

Column A Description	Column B Balance at beginning of period	Column C Additions (charged to income tax expense)	Column D Deductions	Column E Balance at end of period
Year Ended December 31, 2004:
Valuation reserve for net operating loss carry forwards	$645,840	$1,183,671	$—	$1,829,511

Year Ended December 31, 2003:
Valuation reserve for net operating loss carry forwards	$227,123	$556,452	$(137,735)	$645,840

Year Ended December 31, 2002:
Valuation reserve for net operating loss carry forwards	$148,377	$78,746	$—	$227,123

(a) 3. Exhibits

The following is a list of all exhibits filed as a part of this Report:

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 2, 2004)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

Exhibit No.	Description

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein (Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.06 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.07 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.08+	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.09+	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.11	Purchase and Sale Agreements, dated as of December 18, 1998, January 4, 1999 and January 13, 1999, between PG&E Energy Trading—Power, L.P. and Buzzard Power Corporation pertaining to Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances (Incorporated by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit No.	Description

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group) (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990 which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company) (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995 (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit No.	Description

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts (Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995

Exhibit No.	Description

(Incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company (Incorporated by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.34	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.36+	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.37	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.38+	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.39+	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”) (Incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.40+	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (the “Plan”) (Incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.41+	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998 (Incorporated by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

Exhibit No.	Description

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50 (Incorporated by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.49+	2004 Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.50+	Restated 2001 Stock Incentive Plan

10.51+	Restated 2002 Director Stock Option Plan

10.52+	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

10.53+	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.08 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (Commission File No. 333-98559))

10.54	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.56+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.57+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (Commission File No. 333-118521))

10.58+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 4.10 to the

Exhibit No.	Description

Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (Commission File No. 333-118521))

10.59	Form of Common Stock Purchase Warrant issued in connection with the 2004 Private Placement (Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.60	Form of Placement Agent Warrant issued in connection with the 2004 Private Placement (Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.61+	Incentive Stock Option Agreement, dated June 23, 2004, between the Registrant and R. Jeffrey Macartney (Incorporated by Reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572)

10.62	Addendum No. 2, dated as of March 7, 2005, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S.

10.63+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078)

16.01	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, dated June 1, 2004, as filed with the Commission on June 7, 2004)

16.02	Updated Letter from Deloitte & Touche LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K (Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A, dated June 1, 2004, as filed with the Commission on June 15, 2004)

21.01	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.01 to the Registrant’s Registration Statement on Form S-2 (Commission File No. 333-118491))

23.01	Consent of Vitale, Caturano & Company, P.C.

23.02	Consent of Deloitte & Touche LLP

31.01	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.01	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.02	Section 1350 Certifications of the Registrant’s Chief Financial Officer

+	Management contract or compensatory plan or arrangement

Signature Page

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION

March 29, 2005	By	/s/ KAMLESH R. TEJWANI
Kamlesh R. Tejwani
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman and Director	March 29, 2005

/s/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	President & Chief Executive Officer and Director	March 29, 2005

/s/ DONALD A. LIVINGSTON Donald A. Livingston	Executive Vice President and Director	March 29, 2005

/s/ R. JEFFREY MACARTNEY R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ JOHN R. COOPER John R. Cooper	Director	March 29, 2005

/s/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director	March 29, 2005

/s/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	March 29, 2005

/s/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 29, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheet of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing on opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 15(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole for the year ended December 31, 2004.

/s/ Vitale, Caturano & Co., Ltd.

Boston, Massachusetts

March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheet of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2003, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. Our audit also included the financial statement schedule for the two years ended December 31, 2003, listed in the index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the two years ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 24, 2004 (December 21, 2004 as to the effects of the reverse stock split described in Note L)

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$382,961	$1,444,870
Restricted cash	1,916,887	1,554,308
Receivables	16,313,787	13,063,529
Fuel inventory	1,269,297	485,021
Unbilled revenues	624,683	—
Other current assets	171,230	194,104

Total Current Assets	$20,678,845	$16,741,832
Property, Plant, and Equipment, net	$424,407	$435,516
Lease Rights, net	1,714,491	1,863,495
Accrued Power Generation Revenues	77,456,366	75,314,725
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	225,328	241,427
Licensed Technology Rights, net	3,071,296	3,256,796
Other Assets	464,253	387,711

TOTAL ASSETS	$108,947,852	$103,154,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,119,212	$10,042,990
Working capital loan	2,653,000	2,433,261
Notes payable, current	—	389,535

Total Current Liabilities	$14,772,212	$12,865,786
Deferred Gain, net	$3,546,723	$3,855,133
Secured Promissory Notes Payable and Other Borrowings	2,954,123	4,499,190
Accrued Lease Expenses	77,456,366	75,314,725

Total Liabilities	$98,729,424	$96,534,834
Minority Interests	$100	$—
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	49,714	38,949
Additional paid-in capital	14,946,486	9,304,816
Accumulated deficit	(5,331,347)	(1,368,166)
Accumulated other comprehensive loss	(204,858)	(324,815)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	1,783,745	—
Notes receivable from officers and board members	(640,110)	(645,948)

Total Shareholders’ Equity	$10,218,328	$6,619,534
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,947,852	$103,154,368

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2004 and December 31, 2003, respectively.

(3)	$.01 par value; 21,400,000 shares authorized; 4,971,417 issued and 4,882,987 outstanding as of December 31, 2004; 3,894,821 issued and 3,806,391 outstanding as of December 31, 2003.

(4)	88,430 shares at cost, as of December 31, 2004 and December 31, 2003.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Statements of Operations and Comprehensive (Loss) Income

	12 Months Ended
	December 31, 2004	December 31, 2003	December 31, 2002
REVENUES
Power Generation Revenues	$56,053,962	$53,364,615	$54,983,934
Product Sales	3,736,427	—	—

TOTAL REVENUES	$59,790,389	$53,364,615	$54,983,934
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$28,625,487	$25,123,425	$24,139,819
Lease expenses (2)	22,065,685	22,382,152	25,291,293
Microgy
Cost of goods sold	3,736,427	—	—
General and administrative (3)	6,210,529	5,644,084	5,605,500
Non-cash compensation	2,320,164	713,111	49,707
Depreciation and amortization	471,923	495,355	544,796

TOTAL COSTS AND EXPENSES	$63,430,215	$54,358,127	$55,631,115
OPERATING LOSS	$(3,639,826)	$(993,512)	$(647,181)
OTHER INCOME (EXPENSE):
Interest income	$44,525	$31,152	$47,753
Interest expense	(755,336)	(351,755)	(141,526)
Amortization of deferred gain	308,411	308,411	308,411
Other (expense) income	—	1,620	—
NOX Emission Credits	—	—	2,428,200

TOTAL OTHER (EXPENSE) INCOME	$(402,400)	$(10,572)	$2,642,838
INCOME (LOSS) BEFORE INCOME TAXES	$(4,042,226)	$(1,004,084)	$1,995,657
INCOME TAX (BENEFIT) EXPENSE	(84,045)	(25,925)	857,274

NET (LOSS) INCOME	$(3,958,181)	$(978,159)	$1,138,383

PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDAIRY	$(5,000)	$(5,000)	$(5,000)
(LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,963,181)	$(983,159)	$1,133,383

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of income tax (benefit) liability of ($78,680) in 2004, $7,849 in 2003, and $165,592 in 2002	$119,957	$(11,965)	$(252,465)
COMPREHENSIVE (LOSS) INCOME	$(3,838,224)	$(990,124)	$885,918

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,583,335	3,375,995	2,960,087
Diluted	4,583,335	3,375,995	2,972,974

EARNINGS PER COMMON SHARE
Basic	$(0.86)	$(0.29)	$0.38
Diluted	$(0.86)	$(0.29)	$0.38

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.

(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock ($.01 par)		Preferred Stock (no par)		Common Stock ($.01 par value)		Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock		Deferred Compensation	Receivable - Officers & Directors	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE AT January 1, 2002	—	$—	10	$100	3,052,899	$30,529	$7,033,219	$(1,518,390)	$(60,385)	159,805	$(456,271)	$—	$(645,948)	$4,382,854
Issuance of stock options for services							49,707							49,707
Dividends paid at subsidiary								(5,000)						(5,000)
Purchase of common stock										68,513	(167,858)			(167,858)
Private placement common stock					148,571	1,486	778,513			(148,571)	260,000			1,039,999
Net income								1,138,383						1,138,383
Minimum pension liability adjustment, net									(252,465)					(252,465)
BALANCE AT December 31, 2002	—	$—	10	$100	3,201,470	$32,015	$7,861,439	$(385,007)	$(312,850)	79,747	$(364,129)	$—	$(645,948)	$6,185,620
Issuance of stock options for services					115,494	1,155	711,956							713,111
Dividends paid at subsidiary								(5,000)						(5,000)
Purchase of common stock										8,683	(21,273)			(21,273)
Exercise of Stock Options					10,000	100	19,100							19,200
Private placement common stock					567,857	5,679	712,321							718,000
Net loss								(978,159)						(978,159)
Minimum pension liability adjustment, net									(11,965)					(11,965)
BALANCE AT December 31, 2003	—	$—	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary								(5,000)						(5,000)
Private placement common stock					1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services					55,371	554	535,865					1,783,745		2,320,164
Exercise of Stock Options					14,285	143	47,857							48,000
Principal repayment on officer note													5,838	5,838
Loss on fractional shares in reverse-stock split					(145)	(3)								(3)
Net loss								(3,958,181)						(3,958,181)
Minimum pension liability adjustment, net									119,957					119,957
BALANCE AT December 31, 2004	—	$—	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2004	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,958,181)	$(978,159)	$1,138,383
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	471,923	495,355	544,794
Deferred income taxes	—	(78,071)	(68,325)
Amortization of deferred gain	(308,411)	(308,411)	(308,411)
Interest expense, accrued and added to balance of borrowing	1,300	216,160	—
Non-cash, stock based compensation expense	2,320,164	713,111	49,707
Accrued power generation revenues	(2,141,641)	(5,121,732)	(6,543,998)
Accrued lease expenses	2,141,641	5,121,732	6,543,998
Changes in operating assets and liabilities:
Increase in receivables	(3,250,258)	(5,089,806)	(67,859)
Decrease in unrecognized prior pension service cost & other comprehensive loss	136,056	400,458	45,849
(Increase) decrease in fuel inventory	(784,276)	291,166	(320,280)
Increase in unbilled revenues	(624,683)	—	—
Decrease (increase) in other current assets	22,874	(43,714)	1,293
(Increase) decrease in other assets	(91,392)	(723)	83,408
Increase (decrease) in accounts payable and accrued expenses	2,076,222	380,933	(672,578)
Decrease in long-term debt to supplier	—	—	(97,893)

Net cash (used for) provided by operating activities	$(3,988,662)	$(4,001,701)	$328,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(362,579)	$(409,607)	$(130,121)
Property, plant and equipment expenditures	(111,462)	(7,739)	(50,533)

Net cash used for investing activities	$(474,041)	$(417,346)	$(180,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(5,000)	$(5,000)	$(5,000)
Private placement of common stock	5,068,019	718,000	1,039,999
(Repayments) borrowings under secured promissory note payable	(1,546,367)	3,700,000	—
Repurchase of treasury stock	—	(21,273)	(167,858)
Repayment of secured promissory note payable	—	(750,000)	—
Minority investments in joint venture	100	—	—
Repayments of notes receivable from officers and board members	5,838	—	—
Repayments under secured promissory note payable to related party	—	(447,902)	(148,310)
Exercise of stock options	48,000	19,200	—
Decrease in current portion of notes payable	(389,535)	—	—
Net (repayments) borrowings under working capital loan	219,739	1,916,149	(599,793)

Net cash provided by financing activities	$3,400,794	$5,129,174	$119,038
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,061,909)	$710,127	$266,472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,444,870	$734,743	$468,271
CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,961	$1,444,870	$734,743

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND ORGANIZATION

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

Cogentrix Energy, Inc., operates the Facility pursuant to a 15-year Operating and Maintenance Agreement (the “O&M”). The Operator prepares a budget for all operating expenses, including a fixed management fee, and certain targeted output performance levels, which is approved annually. Under the terms of the O&M, the Operator can incur a liability not to exceed its management fee if the Operator does not achieve certain targeted output performance levels.

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

Buzzard sells electric output to Pennsylvania Electric Company, known as Penelec or “the utility”, a subsidiary of FirstEnergy Group, pursuant to a twenty-five year Power Sales Agreement (“PSA”) which commenced in June 1993, at fixed rates initially averaging 4.68 cents per kWh and which escalated at 5% per year through calendar year 2000. For the years 2001 through 2012, the PSA provides for a rate equal to the greater of an inflation adjusted rate or a rate based on the PJM Billing Rate (the monthly average of the hourly rates for purchases by FirstEnergy Group from, or sale by FirstEnergy Group to, the Pennsylvania-New Jersey-Maryland Interconnection). For years 2005 through 2012, we estimate that the prevailing rate will be lower than the 5% increase which is currently assumed. This will result in a decrease in average bill rate between 2004 and 2005. For the years 2013 through 2015 and 2016 through 2018, if the renewal term option is exercised, the PSA provides for a rate equal to the lower of the average monthly PJM Billing Rate or the rate paid for the calendar year 2012 adjusted annually by the percentage change in the Gross National Product Deflator less one percent. The Gross National Product Deflator is a calculation that allows for the measurement of true economic growth of the Gross National Product by eliminating the impact of inflation on the calculation of the Gross National Product.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Buzzard and the Lessor have various debt obligations related to Scrubgrass. As discussed above, Buzzard is required to pay the principal, interest and fees for the Lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. The Scrubgrass plant had the following debt obligations as of December 31, 2004 and 2003:

Description of the Obligation	Balance at December 31, 2004	Balance at December 31, 2003	Interest Rate
Lessor’s lease obligations (maturity):
Tax-exempt bonds (2012)	135,600,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	3,588,000	6,268,163	7.6725%
Variable rate term loan (2004)	—	3,687,000	LIBOR + 1.250%

TOTAL	139,188,000	145,555,163

Buzzard’s debt obligations (maturity):
Variable rate term loan (2004)	—	389,535	LIBOR + 1.250%
Working capital loan (2006)	2,653,000	2,433,261	LIBOR + 1.250%

TOTAL	2,653,000	2,822,796

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

In June 2003, we created, by means of a holding company reorganization, a wholly owned subsidiary, EPC Corporation, which holds our investment in Buzzard Power. In September 2003, EPC Corporation obtained a

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3,700,000 loan from Arclight Capital Partners. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard will be used to repay this note. As an incentive fee for providing this note, we have also granted Arclight a participation right in a portion of the distributions after the note has been repaid. They will receive half of the distributions after the note has been repaid in full and after EPC alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when we receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24 month period. As of March 2005, we have satisfied this requirement for the next 23 months.

Microgy Cogeneration Systems, Inc.

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

The licensor of the anaerobic digester technology is Danish Biogas Technology A/S (“DBT”). On May 12, 2000, Microgy entered into a revised license agreement with DBT which granted Microgy a perpetual and exclusive license in certain territories, specifically North America, for use of certain proprietary technologies in its cogeneration facilities, including the anaerobic digestion technology. This agreement superseded previous license agreements. As part of the agreement renegotiated in 2003, DBT will receive fixed payments for engineering work and construction drawings and a licensing fee that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. In March 2005, an addendum was added to clarify certain terms, time schedules, and procedures. No material economic changes were included.

Microgy plans to develop projects based upon the anaerobic digestion technology license from DBT and may hold various interests in these facilities. Microgy’s present business strategy anticipates the outright sale of facilities, however, in some instances, Microgy may own some or a portion of the projects, either directly or indirectly. In addition, Microgy may or may not operate and/or manage the facilities. These facilities are expected to deliver renewable energy for supply to the utility grid and provide pollution control benefits to the agricultural markets.

Sunnyside Project

The Sunnyside Project is an approximately 51 Megawatt (net) waste coal-fired facility located at a site adjacent to the Sunnyside Coal Mine in Carbon County, Utah. We sold our remaining interest in the Sunnyside Project on December 31, 1994 to B&W Sunnyside, L.P. and NRG Sunnyside, Inc. (the “Purchasers”). From May 1996 to April 2001, we had been involved in a legal proceeding to collect the Purchasers’ remaining obligations from the sale.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated statement of operations for 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations runs out for any legal action.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The company’s interest in majority owned construction joint ventures are consolidated.

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

Non-Cash Activities: We had the following non-cash activities during 2004, 2003, and 2002:

Description of Non-Cash Activities	Value
2004
Fair value of 24,912 shares and 32,521 warrants issued for consulting services	$353,054
Vested value of 30,459 shares issued for compensation	92,110
Fair value of 688,574 options issued for compensation	1,875,000

TOTAL	$2,320,164

2003
Fair value of 115,472 shares and 135,714 options issued for consulting services and salaries	$713,111

2002
Fair value of a warrant for 14,286 shares issued for consulting services	$49,707

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $638,704 and $453,204 at December 31, 2004 and 2003, respectively. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and required annual testing at December 31, 2002, 2003, and 2004. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of December 31, 2002, 2003, and 2004. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2005	2006	2007	2008	2009	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	2,143,796	$3,071,296

Deferred Financing Costs: In 1997 and 1995, we incurred deferred financing costs of $139,925 and $300,000, respectively, in connection with restructuring debt related to the Scrubgrass plant. Deferred financing costs are being amortized over the lives of the related debt which range from three to nine years. Accumulated amortization of deferred financing costs was $439,925 and $425,075 at December 31, 2004 and 2003, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass plant. Accumulated amortization of lease rights was $1,564,569 and $1,415,565 at December 31, 2004 and 2003, respectively.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Power Generation Revenue and Accrued Lease Expense: As discussed in Note A, we have entered into a long-term agreement, to provide electricity to Penelec, which provides for scheduled rate increases. In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $77,456,366 and $75,314,725 at December 31, 2004 and 2003, respectively, and represents the portion of revenue earned that has not yet been received.

As discussed in Note A, we have entered into a long-term lease agreement for the Scrubgrass plant which provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $77,456,366 and $75,314,725 at December 31, 2004 and 2003, respectively, and represents the portion of lease expense that has not yet been paid.

Deferred Gain: Our sale of the Scrubgrass plant on December 28, 1990 was not treated as a sale for financial accounting purposes. Accordingly, we removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass plant and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass plant in 1990. The deferred gain is being amortized over the 22-year minimum lease term given that we have continuing involvement, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $3,238,312 and $2,929,902 at December 31, 2004 and 2003, respectively.

Major Maintenance: We record the expense of major equipment overhauls as incurred.

Interest Payments: We classify interest payments according to the nature of our contractual obligations. Our base lease payments for interest on the Lessor’s debt obligations are reported as lease expense. Our interest payments on our own debt obligations are reported as interest expense. We paid interest on our debt obligations of $755,336, $100,785, and $141,526, during the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, we accrued interest of $1,300 on the Arclight loan.

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

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less Buzzard’s preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

	Twelve Months Ended
	12/31/2004	12/31/2003	12/31/2002
Income (Loss) available to shareholders	$(3,958,181)	$(978,159)	$1,138,383
Dividends to preferred stockholders	(5,000)	(5,000)	(5,000)

Earnings (Numerator)	$(3,963,181)	$(983,159)	$1,133,383
Basic Shares (Denominator)	4,583,335	3,375,995	2,960,087

Basic EPS	$(0.86)	$(0.29)	$0.38
Assumed exercise of dilutive stock options	—	—	12,887
Diluted Shares	4,583,335	3,375,995	2,972,974

Diluted EPS	$(0.86)	$(0.29)	$0.38

As of December 31, 2004 and 2003 respectively, there were outstanding options and warrants to purchase 2,325,978 and 667,566 shares of our common stock which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2013.

Stock Options: We have elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards in its consolidated statements of operations.

We account for non-employee stock compensation under SFAS 123 and EITF 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of the options or warrants is calculated using a Black-Scholes option model.

In 2004, we issued 288,579 options under the 2001 Stock Incentive Plan, 57,144 options under the 2002 Director Option Plan, and 952,836 options and warrants outside of any plan compared to 227,150 options, 53,573 options, and 714,287 options, respectively, in 2003.

In March 2004, we issued 142,858 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages that also included a reduction in their base salaries to $225,000 each. We also reduced the number of options granted to Kam Tejwani, Chief Executive Officer by 142,858 and amended his remaining options to have performance-based vesting criteria, including raising additional equity. There is no future liability related to this transaction. After the successful completion of the 2004 Private Placement, 571,429 of Mr. Tejwani’s options vested. The 142,858 options of Mr. Cresci and the 142,858 options of Mr. Livingston vested completely on September 23, 2004 upon the successful completion of specific milestones related to the development of our Microgy subsidiary.

Because there is uncertainty regarding performance-based options, including vesting and stock price, we apply variable accounting treatment to these options. When options vest or if it is highly likely that they will vest, we expense the options based upon the current stock price. These options are re-valued quarterly and any increase or decrease in value is charged to compensation expense.

Under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, we do not recognize compensation expense for stock option awards under the 2001 Plan, 1993 Director Plan and 2002 Director Option Plan because the underlying options have exercise prices at least equal to 100% of the fair market value

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the common stock on the date of grant (110% of the fair market value in the case of officers or other employees holding 10% or more of our common stock for the 2001 Plan). However, pursuant to the provisions of SFAS No. 123, we are required to calculate the fair market value of our stock options. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income (loss) and earnings per share would be as follows:

	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Fair Market Per Share	$5.83	$1.75	$2.66
Assumptions
Risk-free rate of return	3.90%	3.33%	3.82%
Volatility	91.05%	113.20%	74.31%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option Life (years)	6	7	10
Compensation expense under the intrinsic value method	$2,320,164	$713,111	$49,707
Net (loss) income available to common shareholders	(3,963,181)	(983,159)	1,133,383
Additional compensation expense under SFAS 123, net of taxes	260,728	60,570	51,896
Net (loss) income available to common shareholders under SFAS 123	$(4,223,909)	$(1,043,729)	$1,081,487
Basic EPS, as reported	$(0.86)	$(0.29)	$0.38
Basic EPS, under SFAS 123	(0.92)	(0.31)	0.37
Diluted EPS, as reported	(0.86)	(0.29)	0.38
Diluted EPS, under SFAS 123	(0.92)	(0.31)	0.36

Method of Accounting for Contracts: Revenues and profits from our contracts, referred to as product sales, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. However, due to our relative inexperience with construction projects of this kind, we are currently limiting our revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project is complete. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when (1) the appropriate contract revenue amount has been recognized in accordance with the percentage

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract and/or (2) costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at December 31, 2004 and 2003 consisted of the following:

Accounting for Contracts	2004	2003
Deferred contract revenue (liability)	$737,082	$—
Unbilled work (asset)	$624,683	—

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

Reclassifications: Certain reclassifications have been made to the 2003 and 2002 financial statement amounts in order to conform to the 2004 presentation.

Recent Accounting Pronouncements:

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003; the consolidation provisions apply to variable interest entities created after January 31, 2003; and to variable interest entities in which an enterprise obtains an interest after that date; and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of the required provisions of FIN 46R as of December 31, 2003 did not have a material impact on the consolidated financial statements. The adoption of the remaining provisions of FIN 46R as of March 31, 2004, did not have a material impact on our consolidated financial statements.

In December 2003, the FASB also issued the revision of Financial Accounting Standards No. 132, “Employer’s Disclosures about Pension and Other Postretirement Benefits—An Amendment of FASB Statements No. 87, 88 and 106” (“FAS 132R”). FAS 132R revises employer’s disclosure requirements for pension plans and other postretirement plans by requiring additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. There are additional disclosure requirements for both annual and interim reporting periods. FAS 132R, as

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revised, is effective for fiscal years ending after December 15, 2003, and for interim reporting periods starting after December 15, 2003. The revisions to FAS 132R did not impact our financial position or statement of operations.

On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 149 amends FAS 133 to reflect decisions that were made: as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this statement did not have a material impact on our financial position or results of operations.

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite serve’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, we do not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the year of adoption.

On May 15, 2003, the FASB issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity’s classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity’s own equity

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments; that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company.

SFAS No. 151, Inventory Costs—An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

NOTE C—ACQUISITION

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

Transaction Details

On July 23, 2001, we issued an aggregate of 788,792 shares of common stock and 28,251 shares of newly designated Series B Convertible Preferred Stock to certain principal stockholders of Microgy in exchange for 15,919,147 shares of Microgy common stock. Each share of preferred stock, which voted with the common stock on an as-converted basis, was automatically converted into ten shares of common stock as of November 9, 2001 upon an increase in the authorized common stock to an amount sufficient to allow conversion of the preferred stock. The exchange ratio of 0.0673 shares of our common stock for each share of Microgy common stock was determined by negotiations among EPC, Microgy and the primary principal Microgy shareholders. The exchange ratio is based on all of the fully diluted equity of Microgy being exchanged for 45% of fully diluted equity and assumes exercise or conversion of all derivative securities. The exchange ratio may be increased to reflect certain issuances of equity by us to generate funds to be available for financing Microgy. However, holders of approximately 94% of the Microgy common stock agreed to waive their right to adjustments in the exchange ratio, other than any adjustment resulting from 57,142 options and warrants issued in September 2001. One of the principal Microgy shareholders exchanged a warrant to purchase 800,000 shares of Microgy common stock for a warrant to purchase our securities based on the exchange ratio such warrant expired unexercised on September 30, 2002. In connection with our issuance of 57,142 options and warrants in September 2001, we adjusted the exchange ratio to 0.0696 shares of our common stock for each share of Microgy common stock. We then issued 258,884 additional shares of common stock to the principal Microgy shareholders on December 28, 2001 and amended the warrant issued to the principal Microgy shareholder to reflect the adjusted exchange ratio.

On October 17, 2001, we offered the remaining security holders of Microgy, who owned an aggregate of 2,230,126 shares of Microgy common stock, warrants to purchase 885,000 shares of Microgy common stock and options to purchase 290,000 shares of Microgy common stock, an opportunity to exchange their securities of Microgy for our securities based on the adjusted exchange ratio. On December 28, 2001, we issued 155,261

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of our common stock and exchanged warrants to purchase 117,310 shares of our common stock and options to purchase 20,189 shares of our common stock for the remaining Microgy securities. Such warrants expired unexercised on September 30, 2002.

Under the terms of a Registration Rights Agreement dated July 23, 2001, we were required to file a resale registration statement for the former Microgy security holders by November 30, 2001. In November 2001, the deadline for filing the registration statement was extended to March 31, 2002. The registration statement was filed on April 4, 2002 and was declared effective on June 21, 2002. Insofar as all of the shares issued to the former Microgy shareholders are now eligible for resale without limitation pursuant to Rule 144(k), no claims have been brought by the former Microgy shareholders, and the price of our common stock is now considerably higher, We do not believe that we have any material liability to the former Microgy shareholders for the delay in the filing or effectiveness of the prior registration statement.

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

Components of Purchase Price	Fair Value
Common stock	$6,837,084
Common stock options	11,967
Common stock warrants	43,730
Acquisition costs	450,747

Total purchase price	$7,343,528

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 23, 2001, we commenced accounting for 100% of Microgy’s operations since the minority interest shareholders were no longer at risk for Microgy’s losses.

NOTE D—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2004 and 2003:

Other Current Assets	2004	2003
Prepaid expenses	$164,458	$178,332
Deposits and other current assets	6,772	15,772

TOTAL	$171,230	$194,104

NOTE E—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2004 and 2003:

Property, Plant and Equipment	2004	2003
Power generating facilities:
Machinery and equipment modifications—Scrubgrass	$1,163,863	$1,163,863
Less: Accumulated depreciation	(875,962)	(782,407)

Sub-Total	287,901	381,456

Office:
Equipment and furniture	224,337	125,726
Less: Accumulated depreciation	(87,831)	(71,666)

Sub-Total	$136,506	$54,060

TOTAL	$424,407	$435,516

In 2004, we retired from service and removed from its balance sheet fully depreciated property, plant and equipment with an original cost of $12,849. During 2003 we had no retirements of property, plant and equipment. Depreciation expense for the years ended 2004, 2003, and 2002 was $122,569, $124,830, and $150,756, respectively.

NOTE F—OTHER ASSETS

Other assets consist of the following as of December 31, 2004 and 2003:

Other Assets	2004	2003
Scrubgrass project deposits	$328,015	$324,746
Deferred financing costs (See Note B)	—	14,850
Investments in Microgy projects	65,873	—
Security deposits	70,365	48,115

TOTAL	$464,253	$387,711

Scrubgrass plant deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites. Investments in Microgy projects are expenses incurred for specific sites that are still in the development phase.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003:

Accounts Payable and Accrued Expenses	2004	2003
Accounts payable	$9,738,976	$6,333,158
Accrued expenses	1,765,354	3,109,347
Accumulated benefit liability	614,882	600,485

TOTAL	$12,119,212	$10,042,990

NOTE H—RETIREMENT PLAN

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

The following table sets forth the changes during 2004 and 2003 in the projected benefit obligation for the Plan:

Projected Benefit Obligation	2004	2003
Projected benefit obligation, beginning of the year	$2,067,160	$2,083,278
Service cost	234,832	153,181
Interest cost	118,862	127,080
Gain due to plan amendment	—	(384,359)
Actuarial loss	13,087	87,980

Projected benefit obligation, end of the year	$2,433,941	$2,067,160

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003:

Accrued Pension Costs	2004	2003
Projected benefit obligation	$2,433,941	$2,067,160
Accumulated benefit obligation	2,175,611	1,987,084
Fair market value of Plan assets	(1,560,729)	(1,386,598)
Unfunded projected benefit obligation	873,212	680,562

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003 consist of:

Balance Sheet Pension Items	2004	2003
Accrued benefit liability	$614,882	$600,485
Intangible asset	(225,328)	(241,427)
Accumulated other comprehensive income	(339,225)	(537,862)

Net amount recognized	$50,329	$(178,804)

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses and unrecognized prior pension service cost, respectively on the consolidated balance sheets. Accumulated other comprehensive income is reported, net of tax of $134,367 and $213,046, at December 31, 2004 and 2003, respectively, in stockholders’ equity on the consolidated balance sheet.

The following table sets forth the changes during 2004 and 2003 in the fair market value of Plan assets:

Plan Asset Changes	2004	2003
Fair market value of Plan assets, beginning of the period	$1,386,598	$851,046
Contributions by us to the Plan	51,122	373,134
Benefits paid	—	(43,403)
Return on Plan assets, net of expenses	123,009	205,821

Fair market value of Plan assets, end of the period	$1,560,729	$1,386,598

Our net periodic pension cost for 2004 and 2003 are comprised of the following components:

Net Periodic Pension Cost	2004	2003
Service cost	$234,832	$153,181
Interest cost	118,862	127,080
Expected return on assets	(108,231)	(74,203)
Amortization of actuarial loss	18,692	16,099
Amortization of prior service cost	16,099	20,492

Net periodic pension cost	$280,254	$242,649

The actuarial assumptions used in 2004 and 2003 to determine the pension benefits for the Plan were:

Actuarial Assumptions	2004	2003
Weighted average discount rate	5.50%	5.75%
Expected long-term return on Plan assets	8.00%	8.00%
Weighted average rate of increase in compensation levels	5.00%	5.00%

The expected long-term return on plan assets is based upon the long run performance of the S&P 500, which serves as the benchmark for the asset allocation style.

Our pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

Asset Allocation	2004	2003
Equity securities	63%	64%
Fixed Income securities	29%	27%
Cash	7%	9%
Total	100%	100%

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investment strategy has been to emphasize growth over time but also provide current income. Our investments are allocated to Large-Cap Growth stocks, Large-Cap Value stocks, Mid-Cap Value stocks, International stocks, and Fixed Income and cash. The long run asset allocation target is benchmarked to a Style Index, represented by 100% S&P 500 with Dividends.

In the third quarter we made total contributions of $403,401, comprised of $29,901 in cash and the officer notes, with a face value of $597,000. This contribution is normally prohibited and requires an exemption from the Department of Labor. Management, based upon the advice of counsel, expected the transaction to be approved by the Department of Labor.

On December 13, 2004, the Department of Labor notified us that they were not going to approve this transaction. We have 90 days from that date to make the remaining required contribution of $373,500. Subsequently, we removed the notes from the Plan and accrued for interest and penalty payments. The full cash contribution, along with the interest and penalties, was made within the 90-day period during the first quarter of 2005.

We expect to contribute an additional $461,420 to the plan in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2005	—
2006	60,923
2007	215,245
2008	243,283
2009	274,973
2010 – 2013	874,287

NOTE I—WORKING CAPITAL LOAN

Working Capital Loan	2004	2003
Scrubgrass project working capital loan	$2,653,000	$2,433,261

The Scrubgrass plant working capital loan represents outstanding borrowings due to the Lessor under a Lessee Working Capital Loan Agreement. Under the terms of this agreement, which expires in December 2008, Buzzard may borrow up to $4 million for the ongoing working capital requirements of the Scrubgrass plant. Buzzard paid interest on the outstanding borrowings under this agreement at LIBOR plus 1.25% during 2004 and 2003.

In 2003, the working capital loan balance was included in Other Current Liabilities, as described below.

Other Current Liabilities	2003
Scrubgrass project working capital loan	$2,433,261
Scrubgrass project note payable-current portion (See Note J)	389,535

TOTAL	$2,822,796

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE J—SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 2004 and 2003 consist of:

Secured Promissory Notes Payable and Other Borrowings	2004	2003
Sunnyside Project obligations (See Note A)	$583,030	$583,030
Arclight Note Payable, net of debt discount and accrued interest	2,338,840	3,700,000
Accrued interest expense, added to principal balance	1,300	216,160
Vehicle loan	30,953	—

TOTAL	$2,954,123	4,499,190

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

NOTE K—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2004, 2003 and 2002:

ANALYSIS OF INCOME TAX (BENEFIT) EXPENSE	2004	2003	2002
Current
Federal	(863,254)	(320,211)	511,380
State	195,384	187,905	248,627

Total current tax expense	(667,870)	(132,306)	760,007
Deferred
Federal	504,819	127,553	135,910
State	79,006	(21,172)	(38,642)

Total deferred tax expense	583,825	106,381	97,268

TOTAL INCOME TAX (BENEFIT) EXPENSE	(84,045)	(25,925)	857,274

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes paid during the years ended December 31, 2004, 2003, and 2002 amounted to $288,523, $656,930, and $1,172,127, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2004	2003	2002
Federal tax (benefit) expense at 34%	(1,372,427)	(384,368)	678,523
State tax expense, net of federal tax benefit	91,041	110,044	89,364
State tax valuation allowance, net of federal tax benefit	—	—	85,827
Federal valuation allowance	1,183,671	236,241	—
Permanent differences	13,670	12,158	3,560
Other	—	—	—

TOTAL INCOME TAX (BENEFIT) EXPENSE	(84,045)	(25,925)	857,274

The components of the net deferred income tax (asset) liability as of December 31, 2004 and 2003 are as follows:

ANALYSIS OF DEFERRED TAX (ASSET) LIABILITY	2004	2003
Deferred tax assets
Accrued lease expense	31,442,172	30,572,808
Deferred gain (1)	1,329,203	1,525,562
Stocks and warrants	838,902	156,577
Other comprehensive income	127,131	213,047
Pre-acquisition net operating loss carry forward of Microgy	480,225	497,285
Federal NOL & AMT Credits	972,247	429,205
State net operating loss carry forwards	152,937	20,570

Total deferred tax assets	35,342,817	33,415,054
Deferred tax liabilities
Accrued power generation revenue	31,442,172	30,572,808
Defined benefit pension plan contribution	278,401	234,574
Licensed technology rights	1,097,733	1,206,832
Deferred lease rights (2)	695,000	755,000

Total deferred tax liabilities	33,513,306	32,769,214
Less: valuation allowances	(1,829,511)	(645,840)

DEFERRED INCOME TAX (ASSET) LIABILITY, net	0	0

(1)	Deferred tax effect of the sale of the Scrubgrass project for which the net gain was deferred for financial reporting purposes.

(2)	In 2003, the deferred gain was presented net of Deferred Lease Rights.

As of December 31, 2004, we have Federal and state net operating loss carry forwards of $3,837,163 and $5,145,283, respectively, which are available to reduce future taxable income. These include net operating loss carry forwards relating to the acquisition of Microgy and expire at various dates through 2020 as well as the Federal net operating loss generated in the current year. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of Microgy’s pre-acquisition net operating loss carry forwards is limited to $367,911 per year.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we had a $1,829,511 valuation allowance primarily for the tax benefit of net operating loss carry forwards which may not be realized in the future.

NOTE L—SHAREHOLDERS’ EQUITY

Stock Split and Restatement

On November 19, 2004, our shareholders approved a one-for-seven reverse stock-split. The authorized amount of common shares was decreased from 150 million shares to 21.4 million shares. We have retroactively restated all historical share and per share information in the accompanying consolidated financial statements and footnotes.

Stock Options and Warrants

In November 2001, our Board of Directors and stockholders approved the 2001 Stock Incentive Plan (“the 2001 Plan”), which provides for the award of up to 428,571 shares of common stock to eligible employees, consultants and directors of EPC. In September 2004, we increased the number of shares available under the plan to 857,143. Our awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case of individuals holding 10% or more of our common stock). During 2004, we granted options for 288,579 shares under the 2001 Plan. As of December 31, 2004, there were 273,275 shares available for grant under the 2001 Plan.

We have reserved 57,857 shares of common stock for issuance upon exercise of stock options which are outstanding or may be granted under our 1993 Director Plan. The options granted under the 1993 Director Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted 22,144 shares in 2002 and 2,858 shares in 2001. As of December 31, 2002, the 1993 Director Plan has been terminated and replaced by the 2002 Director Plan.

In July 2002, our Board of Directors and stockholders approved the 2002 Director Option Plan (“the 2002 Director Plan”), which provides for the award of up to 285,714 shares of common stock to eligible directors of the company. The options granted under the 2002 Plan were principally intended to constitute non-qualified options with an option price of 100 percent of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. We granted options for 57,144 shares under the 2002 Director Plan during 2004. As of December 31, 2004, there were 160,712 shares available for grant under the 2002 Director Plan.

During 2004, we granted options and warrants for 952,836 shares of common stock to related parties outside of stock plans. These stock options and warrants are discussed in Note O.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option & warrant transactions during 2004, 2003 and 2002 are summarized as follows:

Outstanding Options & Warrants	Shares	Exercise Price Range
Balance at January 1, 2002	95,904	3.01	21.56
Options Granted in 2002	155,804	1.40	4.55
Options Expired or Exercised in 2002	—

Balance at December 31, 2002	251,708	1.40	21.56
Options Granted in 2003	995,000	1.19	12.25
Options Expired or Exercised in 2003	(59,285)

Balance at December 31, 2003	1,187,423	1.19	21.56
Options Granted in 2004	1,298,559	6.02	8.47
Options Expired or Exercised in 2004	(159,986)

Balance at December 31, 2004	2,325,996	1.19	21.56

Options & Warrants Issued	TOTAL	Below Market Price	At Market Price	Above Market Price
Options Issued in 2002	155,804	—	128,576	27,228

Avg. Fair Value	$2.39	NA	$4.72	$0.39
Avg. Exercise Price	$3.38	NA	$0.39	$3.90
Options Issued in 2003	995,000	—	210,577	784,423

Avg. Fair Value	$2.06	NA	$0.27	$1.23
Avg. Exercise Price	$5.53	NA	$1.23	$5.55
Options Issued in 2004	1,298,559	—	610,010	688,549

Avg. Fair Value	$5.41	NA	$0.89	$4.78
Avg. Exercise Price	$7.44	NA	$4.78	$7.47

The following table summarizes information about our options and warrants outstanding as of December 31, 2004:

SUMMARY OF OPTIONS & WARRANTS

	Outstanding			Exercisable
Exercise Price	Shares	Remaining Life	Price	Shares	Price
greater than $7.00	1,212,556	4.87	7.93	845,867	8.09
equal to $7.00	476,146	7.80	7.00	476,145	7.00
less than $7.00	637,294	5.61	2.70	601,291	2.60
TOTAL	2,325,996	5.67	6.31	1,923,304	6.10

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future.

Buzzard paid dividends of $5,000 per year to a preferred stockholder during 2004, 2003 and 2002. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2004.

Other Equity Transactions

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $640,110 and $645,948 as of December 31, 2004 and 2003. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors.

On May 19, 2004 we successfully completed a private placement of securities, raising $5,640,000 in gross proceeds. We issued 1,017,712 shares of common stock (including 10,627 shares described in Note O) and warrants to purchase 659,976 shares of common stock as a result of this private placement. The proceeds have been allocated to the common stock and warrants based on relative fair values. The value assigned to the warrants is included in paid in capital in the balance sheet as of December 31, 2004.

NOTE M—COMMITMENTS

Corporate

We are obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2004, the future minimum payments due under these leases are as follows:

NON-CANCELABLE OPERATING LEASES

2005	2006	2007	2008	2009	Thereafter	Total
$176,187	156,199	29,582	—	—	—	$361,968

Rent expense for these operating leases was $157,932, $107,180, and $94,758 in 2004, 2003 and 2002, respectively.

We are obligated to make at least one payment in any 24-month period to satisfy the terms of the Arclight loan, described above. All distributions from Buzzard will be used to repay these obligations. The future minimum principal repayments are:

ARCLIGHT LOAN

2005	2006	2007	2008	2009	Thereafter	Total
$1	1	1	1	1	2,340,135	$2,340,140

Scrubgrass Plant

We are obligated under a facility lease related to the Scrubgrass plant. As of December 31, 2004, the estimated minimum lease payments over the remaining 14.5 year base term of the Scrubgrass lease are as follows:

FUTURE MINIMUM SCRUBGRASS LEASE PAYMENTS

2005	2006	2007	2008	2009	Thereafter	Total
$21,715,000	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	$325,923,000

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Scrubgrass plant lease expense was $22,065,685, $22,382,152, and $25,291,293 in 2004, 2003 and 2002, respectively. As discussed in Note A, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds.

As discussed in Notes A and B, the Lessor has an interest rate swap arrangement for one of its term debt obligations which is considered a derivative instrument.

We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these non-cancelable obligations at December 31, 2004 are as follows (See Note A):

ESTIMATED FUTURE MINIMUM PAYMENTS DUE UNDER THESE NON-CANCELABLE OBLIGATIONS - FUEL

2005	2006	2007	2008	2009	Thereafter	Total
$2,513,000	2,599,000	2,687,000	2,385,000	2,061,000	6,626,000	$18,871,000

NOTE N—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2004 and 2003, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2004, the carrying amounts for the long-term debt obligations also approximate fair value because 96% of such obligations or $138,253,000 incur interest at variable rates or quoted bond rates. The remainder of our long-term debt obligations of $3,588,000 and $2,340,140 mature in 2005 and 2012, respectively, and bear interest rates of 7.6725% and 20%, respectively.

NOTE O—RELATED PARTY TRANSACTIONS

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

In May 2001, we granted Mr. Weisberg five-year options to purchase 14,285 shares of common stock at $3.01 per share. In September 2001, we granted Mr. Weisberg five-year options to purchase 50,000 shares of common stock at $5.04 per share. The options were issued in exchange for Mr. Weisberg’s services performed for EPC. We reported the fair value of the securities granted to Mr. Weisberg as stock-based compensation in our general and administrative expenses for 2001. The fair value of the securities granted to Alco, along with the commitment fee and related legal expenses were reported as deferred financing costs and were amortized over the initial term of the loan.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 2, 2002, Benjamin Brant, a former director of EPC and a former officer of our Microgy subsidiary, granted to EPC a transferable one-year option to purchase 257,498 shares of his Common Stock at $2.45 per share. EPC is required to exercise the option to purchase at least 48,980 of such shares by specified times. To the extent any portion of the option expires unexercised, Mr. Brant would grant EPC a transferable right of first refusal for the underlying shares for a 12 month period beginning upon expiration of the option. Mr. Brant also agreed to deliver an additional 28,216 shares of his Common Stock to EPC in satisfaction of an obligation in the amount of $69,129 to Microgy by a company of which Mr. Brant is a principal. Mr. Brant had previously guaranteed this obligation to Microgy under a June 2001 agreement. Mr. Brant also agreed to a 24 month standstill whereby an additional 107,580 shares of his Common Stock would not be sold into the public markets.

On May 3, 2002, EPC exercised the option to purchase 17,142 shares of Mr. Brant’s Common Stock by a cash payment of $42,000. On May 3, 2002, Mr. Brant also delivered 28,216 shares of his Common Stock to EPC in full satisfaction of the obligation to Microgy described in the previous paragraph. On May 17, 2002, EPC exercised the option to purchase 2,894 shares of Mr. Brant’s Common Stock by a cash payment of $7,091. As of March 5, 2003 EPC had exercised the option to purchase 100% of the required 48,979 shares. The shares acquired by the Company from Mr. Brant are being held as treasury shares, reducing the outstanding Common Stock.

On May 22, 2002, EPC granted Madison Power a ten-year option to purchase 14,285 shares of common stock at $4.06 per share. Edward Chapman, a Senior Vice President of EPC, is an owner of Madison Power. The options were issued in exchange for Mr. Chapman’s services prior to joining EPC as an employee. We recorded a $49,707 expense related to these options.

On June 12, 2003 we granted August Schumacher 7,143 options to purchase shares of common stock in lieu of cash compensation for services rendered as a director of the company. No compensation expense was recorded since the fair value of the options was below the exercise price.

On June 23, 2003, we granted 14,285 shares of stock to Jeffrey Dasovich, an employee of the company, in lieu of cash compensation for services rendered between June 23, 2003 and September 1, 2003. We recorded a compensation expense of based on the closing share price of $2.03 on that day or a total of $29,000 for these options.

On July 3, 2003, we granted 714,285 options to purchase shares of common stock to Kamlesh Tejwani, President and Chief Executive Officer, as part of his compensation package. 357,142 vest on April 3, 2004 at an exercise price of $1.75 per option. 178,751 vest on January 3, 2005 at an exercise price of $7.00 per option. The remaining options vest on January 3, 2006 at an exercise price of $10.50 per option. No compensation expense was recorded since the fair value of the options was below the exercise price.

On July 29, 2003, we granted 89,286 shares of stock (over a five-month period) and 128,571 options to purchase shares of common stock to Steven Wildstein for consulting services rendered. The options vest over a six-month period at exercise prices ranging from $3.50 to $10.50 per option. These shares and options resulted in a 2003 compensation expense of $559,073. Additional compensation expense will be recorded in 2004.

On July 29, 2003 and September 9, 2003, we granted Richard Steubi, 7,142 and 5,714 shares of stock, respectively, for services rendered. Mr. Steubi is President of Next Wave Energy, a consulting firm focused on renewable and alternative energy. These options were recorded as a $66,200 expense.

On August 8, 2003 we issued 2,263 shares of stock each to August Schumacher, Robert Weisberg, Jessie Knight Jr., and Peter Blampied, respectively. These shares were issued in lieu of cash compensation for services rendered as Directors of the company. The aggregate compensation expense recorded was $27,243 based upon the closing share price of $3.01 on the day of issue.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 29, 2003 we issued 4,300 shares of stock to various employees of the company as part of their incentive compensation. We recorded a $31,595 compensation expense for these shares of stock.

On June 24, 2004, we issued options to purchase 21,429 shares of common stock at a price of $8.47 per share to The Equity Group for services rendered. These options were recorded as a $45,482 expense, based upon the fair value of the options.

On November 17, 2004, we issued warrants to purchase 7,144 shares of common stock at a price of $7.70 per share to C.P. Blouin, Inc. These warrants fully vest upon the successful completion of two projects. We recorded a $5,678 expense related to these warrants based upon the fair value for the warrants and adjusted for the vesting period.

On December 13, 2004, we issued 10,627 shares of common stock to persons associated with Westminster Securities Corporation in lieu of cash commissions for services as placement agent related to the 2004 Private Placement. We recorded a $74,920 compensation expense related to this issuance.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—SEGMENT INFORMATION

We manage and evaluate our operations in two reportable business segments: Buzzard and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those technologies. Our reportable business segments, which are described in Note A, follow the same significant accounting policies discussed in Note B. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Year Ended December 31, 2004
Revenues	56,053,962	3,736,427	—	59,790,389
Interest income	20,880	—	23,645	44,525
Interest expense	41,365	—	713,971	755,336
Depreciation and amortization	257,409	195,176	19,338	471,923
Amortization of deferred gain	—	—	308,411	308,411
Capital expenditures	—	17,778	93,682	111,460
Pre-tax income (loss)	1,792,744	(2,631,695)	(3,203,275)	(4,042,226)
Identifiable assets	97,633,788	11,116,259	197,805	108,947,852

Year Ended December 31, 2003
Power generation revenues	53,364,615	—	—	53,364,615
Interest income	16,185	—	14,967	31,152
Interest expense	53,400	—	298,355	351,755
Depreciation and amortization	283,868	194,565	16,922	495,355
Amortization of deferred gain	—	—	308,411	308,411
Capital expenditures	—	—	7,739	7,739
Pre-tax income (loss)	1,854,433	(1,718,108)	(1,140,409)	(1,004,084)
Identifiable assets	93,205,799	8,634,334	1,314,235	103,154,368

Year Ended December 31, 2002
Power generation revenues	54,983,934	—	—	54,983,934
Interest income	22,607	—	24,860	47,467
Interest expense	78,964	—	62,562	141,526
Depreciation and amortization	312,747	194,055	37,994	544,796
Amortization of deferred gain	—	—	308,411	308,411
Sale of NOx emission credits	2,428,200	—	—	2,428,200
Capital expenditures	—	—	50,533	50,533
Pre-tax income (loss)	2,046,172	(2,586,146)	2,535,631	1,995,657
Identifiable assets	83,106,156	8,415,600	1,436,143	92,957,899

There were no transactions between reportable business segments. Excluding reportable business segments, we had income from the settlement of the Sunnyside Project litigation, general corporate assets and operating activities for its corporate office. General corporate assets, included in All Other Segments, primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset. Since the Sunnyside Project is no longer an operating business, this income was not included in a reportable business segment and therefore is included in “Other” in the table above.

NOTE Q—SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following tables set forth certain unaudited quarterly data of the Company for each of the quarters since January 2003. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	3/31/2003	6/30/2003	9/30/2003	12/31/2003	3/31/2004	6/30/2004	9/30/2004	12/31/2004
	in thousands except per share data
REVENUES
Power Generation Revenues	$14,535	$12,554	$11,923	$14,352	$14,338	$11,603	$15,102	$15,011
Product Sales	—	—	—	—	—	—	1,670	2,066

Total	$14,535	$12,554	$11,923	$14,352	$14,338	$11,603	$16,772	$17,077

COSTS AND EXPENSES
Operating expenses	$5,589	$8,059	$6,020	$5,455	$6,281	$9,204	$7,043	$6,098
Lease expenses	5,040	4,643	4,756	7,943	4,797	4,817	4,760	7,692
COGS	—	—	—	—	—	—	1,670	2,066
General and administrative	1,445	1,288	1,705	1,206	1,323	1,554	1,491	1,843
Non-cash compensation expense	—	—	515	198	232	2,206	(451)	333
Depreciation and amortization	124	124	124	123	124	121	111	116

Total	$12,198	$14,114	$13,120	$14,925	$12,756	$17,902	$14,624	$18,148
OPERATING INCOME (LOSS)	$2,337	$(1,560)	$(1,197)	$(573)	$1,582	$(6,299)	$2,148	$(1,071)

OTHER INCOME (EXPENSE):
Interest income	$6	$5	$14	$6	$6	$10	$14	$14
Interest expense	(25)	(22)	(89)	(216)	(208)	(179)	(181)	(187)
Amortization of deferred gain	77	77	77	77	77	77	77	77
NOx emission credits sales	—	—	—	—	—	—	—	—
Other income (expense)	—	4	(6)	4	—	—	—	—

Total	$58	$64	$(4)	$(129)	$(125)	$(92)	$(90)	$(96)
INCOME (LOSS) BEFORE INCOME TAXES	$2,395	$(1,496)	$(1,201)	$(702)	$1,458	$(6,391)	$2,058	$(1,167)
INCOME TAX EXPENSE (BENEFIT)	1,246	(694)	(453)	(125)	29	(261)	(305)	453

NET INCOME (LOSS)	$1,149	$(802)	$(748)	$(577)	$1,429	$(6,130)	$2,363	$(1,620)

WEIGHTED AVG SHARES OUTSTANDING:
Basic	3,116	3,113	3,482	3,482	3,822	4,409	4,871	4,963
Diluted	3,118	3,113	3,482	3,482	4,277	4,409	5,288	4,963

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.37	$(0.26)	$(0.21)	$(0.17)	$0.37	$(1.39)	$0.48	$(0.33)
Diluted	$0.37	$(0.26)	$(0.21)	$(0.17)	$0.33	$(1.39)	$0.44	$(0.33)

NOTE R—SUBSEQUENT EVENT ON EQUITY OFFERING

On February 3, 2005, we completed an underwritten public offering of our common stock. We issued 2,500,000 new shares of common stock at a price of $5.50 per share and raised $12,159,375 in net proceeds.