Form 10-K/A
period 2004-12-31
ENVIRONMENTAL POWER CORP
filed 2005-04-29
CIK 805012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    Yes  ☐    No  ☒

The aggregate market value of voting stock (common stock, $.01 par value) held by non-affiliates, computed by reference to the closing price of such stock, was $26,970,891 on June 30, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: On March 11, 2005 there were 7,505,988 outstanding shares of Common Stock, $.01 par value, of the registrant.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) of Environmental Power Corporation (“we,” “us,” the “Company” or “EPC”) filed on March 31, 2005 with the Securities & Exchange Commission (the “SEC”) is being filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2004 and is, therefore, amending and restating in their entirety Items 10, 11, 12 and 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

IT EM 10. DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Non-Employee Directors

The following tables show information regarding our executive officers and non-employee directors. We believe that each of our non-employee directors is “independent” within the meaning of applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

Executive Officers

Name	Age	Title
Joseph E. Cresci	62	Chairman of the Board of Directors and Secretary

Kamlesh R. Tejwani	44	President, Chief Executive Officer and Director

Donald A. (Andy) Livingston	62	Executive Vice President and Director, and President, Microgy, Inc. (formerly Microgy Cogeneration Systems, Inc.)

R. Jeffrey Macartney	50	Chief Financial Officer and Treasurer

Non-Employee Directors

Name	Age	Title
John R. Cooper	57	President, Finance and Energy Advisory Services, LLC

Jessie J. Knight, Jr.	54	President and CEO, San Diego Regional Chamber of Commerce and Executive Vice President of Navillus Associates, LLC

August Schumacher, Jr.	65	Managing Director, SJH and Company

Robert I. Weisberg	58	President and Chief Executive Officer, Alco Financial Services, LLC

Executive Officers

Joseph E. Cresci, a founder of our company, has served as our Chairman since inception in 1982 and as Chief Executive Officer from 1982 to July 2003. Previously, Mr. Cresci had held other senior management positions including CEO/Owner of a distribution business and President/COO of a subsidiary of a New York Stock Exchange listed company. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars. Currently, Mr. Cresci is a member of the Boards of Trustees of the Wang Center for the Performing Arts and the Commonwealth Shakespeare Company and is an overseer of the Boston Lyric Opera and Huntington Theater Company, all in Boston, Massachusetts.

Kamlesh R. Tejwani became our President and Chief Executive Officer effective July 3, 2003. Mr. Tejwani served as President of Target Capital Corporation, a private equity firm, from May 1996 to June 2003. His responsibilities included structuring and implementing investments for an offshore investment fund and assisting operating companies in operational and strategic planning. From April 1990 until December 1995, he served as the Chairman and Chief Executive Officer of Air-Cure Technologies, Inc., a manufacturer and marketer of air pollution control systems.

Donald A. (Andy) Livingston, a director and a founder of our company, has served as our Executive Vice President since inception and as our President and Chief Operating Officer from September 1991 to July 2003. In addition, he serves as President and Chief Operating Officer of Microgy. Mr. Livingston was previously President and Chief Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of industrial plastic parts. He has also been a partner in a financial services firm, Capital Resources, Inc., where he was involved in obtaining debt and equity funds.

R. Jeffrey Macartney has been our Chief Financial Officer since May 2002. Before joining Environmental Power, Mr. Macartney held a series of financial positions, including serving as Controller of Pitney Bowes Global Financial Services for four years from 1997 to 2001. Prior to Pitney Bowes, he worked as a business consultant from 1993 to 1997, and served as Senior Vice President of Finance and Administration for Bank Austria in San Francisco from 1989 to 1993.

Non-Employee Directors

John R. Cooper has been a director since 2003. Since 2002, he has been President of Finance of Energy Advisory Services, LLC. Until 2002, Mr. Cooper was a founding member of the management team at PG&E’s National Energy Group (and predecessor companies). As Senior Vice President—Finance, Treasurer and Principal Financial Officer, he oversaw all aspects of structuring and arranging financing for National Energy Group’s projects, energy trading operations, mergers and acquisitions and equity sell-downs, and was responsible for all corporate finance, treasury and insurance activities. Previously, he spent eight years with Bechtel Financing Services, Inc., where he was responsible for structuring and arranging financing for large infrastructure and energy projects. He spent three years as chief financial officer of a European oil, shipping, banking and venture capital group in Geneva, Switzerland and was an Advisory Director on the Board of the Inter-Maritime Bank of Switzerland. He was an international banking officer with Continental Illinois Bank for four years, where he was responsible for lending activities to customers and governments in Francophone Africa. He is a former member of the Board of Directors of Criimi Mae, a commercial mortgage-backed securities investment company, and is currently an Advisory Director of Republic Financial Corporation, a merchant bank in Denver. Mr. Cooper holds a bachelor’s degree from Trinity College (Connecticut), a master’s degree in development economics and international studies from the Johns Hopkins Nitze School of Advanced International Studies, and a master’s degree in finance from the Kellogg Graduate School of Management at Northwestern University.

Jessie J. Knight, Jr. has been a director since 2002. He is President and Chief Executive Officer of the San Diego Regional Chamber of Commerce and Executive Vice President of Navillus Associates, LLC, a real estate development partnership located in San Francisco. From 1993 through 1998, Mr. Knight served as Commissioner of the California Public Utilities Commission as Managing Commissioner over the electric and telecommunication industries of the State. Mr. Knight was the Vice President of Marketing for the San Francisco Chronicle and San Francisco Examiner newspapers for seven years. He spent ten years in senior management positions in finance and marketing for the Dole Foods Company and as Director of Marketing for its U.S. and Canadian businesses and its Latin American operations. Mr. Knight serves on the boards of Blue Shield of California, Alaska Airlines, and Avista Corporation. He was former Vice Chairman of the World Affairs Council of California and was a standing member of the Council on Foreign Relations.

August Schumacher, Jr. has been a director since 2002. Mr. Schumacher served as the third-highest ranking official in the United States Department of Agriculture in the Farm and Foreign Agricultural Service from 1997 to 2001. During this time, he was also President of the USDA’s Commodity Credit Corporation. Prior to his appointment, he directed the Department’s Foreign Agricultural Service. Earlier, Mr. Schumacher was the Senior Agricultural Project Manager for World Bank and also served as the Commissioner of Food and Agriculture for the Commonwealth of Massachusetts. He also serves as a consultant for W.K.K. Kellogg Foundation and, since 2001, has directed the Washington office of the SJH and Company of Boston, Massachusetts.

Robert I. Weisberg has been a director since 1994. He is President and Chief Executive Officer of Alco Financial Services, LLC and Chairman and CEO of Oceans Casino Cruises, Inc. He was the former President and Chief Executive Officer of Pro-Care Financial Group, Inc., and has held the positions of President and CEO of Fleet Credit Corporation and Executive Vice-President of Fleet Financial Group. A graduate of Northeastern University, he received the Executive Award from a joint program sponsored by Williams College and the Harvard Graduate School of Business. Past Chairman and President of the Commercial Finance Association, he is presently a member of the Commercial Finance Association’s Education Foundation. Mr. Weisberg is a trustee of the Monterey Mutual Fund, and has served on numerous other public, corporate and non-profit community boards. He is a Governing Member of the Reed Union School Board and Chair of Fundraising.

Identification of Audit Committee and Audit Committee Financial Expert

Our board of directors has a separately-designated standing Audit Committee of the board of directors, which provides the opportunity for direct contact between our independent auditors and the board of directors. The Audit Committee is currently comprised of Messrs. Cooper, Weisberg and Knight, and was established in accordance with section 3(a)(58)(A) of the Exchange Act. Our board of directors has designated Mr. Cooper as an audit committee financial expert under Item 401(h) of Regulation S-K. We believe that Mr. Cooper is “independent” as defined under applicable SEC and American Stock Exchange rules.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of our common stock and other equity securities with the Securities and Exchange Commission, or SEC. Officers, directors and 10% or greater stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

We believe, based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, that no additional forms were required for those persons and that our officers, directors and 10% or greater beneficial owners complied with all filing requirements applicable to them for 2004, except for the following:

2004 Section 16a Compliance

Individual	Form	Reason of Event - Transaction Code	Number of Shares/Options Granted	Granted Under	Date of Event	Reporting Time Allowance	Date Form Filed with SEC	Filing Late by
R. Jeffrey Macartney	4	A	42,857	2001 Stock Incentive Plan	12/16/2003	2 business days	1/23/2004	38 days
Joseph E. Cresci	4	A	9,966	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day
John R. Cooper	4	A	797	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day
Jessie J. Knight Jr.	4	A	1,594	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day
Donald A. Livingston	4	A	3,322	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day
R. Jeffrey Macartney	4	A	1,771	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/19/2004	2 days
August Schumacher Jr.	4	A	1,594	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day
Robert I. Weisberg	4	A	1,594	2003 Incentive Compensation Plan	3/15/2004	2 business days	3/18/2004	1 day

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a Code of Ethics for Designated Senior Financial Managers, both of which can be found on the Investor Relations/Corporate Governance section of our website, which is located at www.environmentalpower.com.

ITE M 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table: The following table sets forth certain information with respect to the annual and long-term compensation of our Chief Executive Officer and each other executive officer earning in excess of $100,000 in salary and bonus in 2004 for the three fiscal years ended December 31, 2004. Such persons are referred to as the Named Executives.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other (1)	Awards Securities Underlying Stock Options		All Other Compensation
Joseph E. Cresci Chairman	2004 2003 2002	$ $ $	222,908 330,000 400,000	— — —	$14,452 —	142,858 — —		— — —

Kamlesh Tejwani (2) President and Chief Executive Officer	2004 2003 2002	$ $	225,000 110,913 —	— — —	$9,080 — —	— 571,429 —	(3)	— — —

Donald A. Livingston Executive Vice President and President, Microgy, Inc.	2004 2003 2002	$ $ $	256,350 378,900 400,000	— — —	$12,348 — —	142,858 — —		— — —

R. Jeffrey Macartney (4) Chief Financial Officer and Treasurer	2004 2003 2002	$ $ $	185,583 148,667 109,333	— — —	$6,600 — —	— 42,857 14,286		— — —

(1)	Consists of payment of lease expenses for automobiles that are partially used for personal use.

(2)	Mr. Tejwani joined us in July 2003. Accordingly, no information is shown for 2002.
(3)	On March 29, 2004, the Company and Mr. Tejwani entered into an amendment to the option agreement relating to these options pursuant to which the original option grant to Mr. Tejwani covering 714,286 shares was reduced by 142,857 shares.
(4)	Mr. Macartney joined us in April 2002.

Stock Option Grants: The following table contains information concerning the grant of stock options made during 2004 to the Named Executives.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Joseph E. Cresci (2)	142,858	23%	$7.00	3/29/2014	$628,898	$1,593,752
Kamlesh R. Tejwani	—	—	—	—	—	—
Donald A. Livingston (3)	142,858	23%	$7.00	3/29/2014	$628,898	$1,593,752
R. Jeffrey Macartney (4)	21,429	4%	$7.63	6/23/2014	$102,826	$260,582

(1)	Amounts reported in these columns represent amounts that may be realized upon exercise of the stock options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the stock options, net of exercise price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock and the date on which the options are exercised.
(2)	The 142,858 shares subject to these options vest upon the successful completion of specific milestones related to the development of our Microgy subsidiary, including the number of projects in construction during 2004. These options vested completely on September 23, 2004.
(3)	The 142,858 shares subject to these options vest upon the successful completion of specific milestones related to the development of our Microgy subsidiary, including the number of projects in construction during 2004. These options vested completely on September 23, 2004.
(4)	10,714 of the shares subject to these options vest annually in equal installments over a 4-year period starting on the grant date. 10,715 of the shares subject to these options vest on the earlier of the 4th year anniversary of the grant date or upon successful completion of specific performance goals.

Option Exercises and Year-End Value Table: The following table sets forth information regarding the exercise of stock options during 2004 and the number and value of unexercised options held at December 31, 2004 by each Named Executive.

2004 Option Exercises & Year-End Option Values	Options Exercised
	Shares Acquired	Value Realized(1)	Number of Securities Underlying Unexercised Options		Value of Unexercised “In-the-Money” Options(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph E. Cresci	—	$—	142,858	—	$—	$—
Kamlesh Tejwani	—	$—	571,429	—	$1,875,001	$—
Donald A. Livingston	—	$—	142,858	—	$—	$—
R. Jeffrey Macartney	—	$—	17,859	60,714	$37,505	$40,496

(1)	Value represents the difference between the exercise price per share and the fair market value per share of our common stock on the date of exercise, multiplied by the number of shares acquired on exercise.
(2)	Value is based on the difference between the closing sale price per share of our common stock on December 31, 2004, the last trading day of the fiscal year ended December 31, 2004 as reported on the American Stock Exchange ($7.00), and the applicable option exercise price, multiplied by the number of shares subject to the option.

Defined Benefit Pension Plan

Effective January 1, 1998, we established a non-contributory defined benefit pension plan covering all of our employees who are at least 21 years of age and who have completed at least one year of service. Under the Plan, the benefits payable to each employee at the normal retirement age of 62 are based on years of service and compensation during the three consecutive years of the 10 years immediately preceding retirement that would yield the highest monthly benefit payment. Employees who have at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy is to contribute annually to the Plan the maximum amount that can be deducted for Federal income tax purposes.

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

Average Annual Compensation	Years of Service
	10	15	20	25
100,000	15,000	22,500	30,000	37,500
150,000	22,500	33,750	45,000	56,250
200,000	30,000	45,000	60,000	75,000
250,000	30,000	45,000	60,000	75,000

During fiscal year 2004, the maximum amount of annual compensation that may be included for Plan purposes was $205,000. The figures shown above apply under the Plan as amended. The benefit amounts listed are not subject to any deduction for Social Security or other offset amounts. As a result of limitations imposed under the Federal income tax law, the maximum annual benefit payable under the Plan for the fiscal year ending December 31, 2004 is $165,000, although the amount will be actuarially adjusted in accordance with Federal income tax regulations if payments commence prior to or following the date that unreduced Social Security benefits become payable. Under the Plan, as of December 31, 2004, Messrs. Cresci and Livingston each had over twenty years of credited service, and Mr. Macartney had 2.7 years of credited service, and Mr. Tejwani had 1.5 years of credited service.

Employment, Termination and Change-in-Control Arrangements

On July 3, 2003, we entered into an Employment Agreement and a related Non-Statutory Stock Option Agreement with Mr. Tejwani. These agreements were amended on March 29, 2004. Under the terms of the Employment Agreement, as amended, Mr. Tejwani is an “at will” employee until the Renewal Date, which is defined as the closing of the sale of equity securities of the Company or its subsidiary, Microgy, Inc., referred to as Microgy, resulting in gross proceeds of at least $3,500,000. Provided that the Renewal Date occurs and neither the Company nor Mr. Tejwani has terminated his employment, Mr. Tejwani would be employed under the terms of the Employment Agreement until July 3, 2006. In accordance with the terms of the Employment Agreement, Mr. Tejwani receives an annual base salary of $225,000, subject to discretionary salary increases and annual discretionary bonuses determined by the Board of Directors. Other compensation and benefits include full health care coverage, paid vacation, the use of the company leased vehicle, and stock options under the terms of the Non-Statutory Stock Option Agreement. The original Non-Statutory Stock Option Agreement provided for options to acquire 714,286 shares of EPC’s common stock that would vest at exercise prices of $1.75, $7.00, and $10.50 over 3 different periods. The amended Non-Statutory Stock Option Agreement provides for options to acquire 571,429 shares of EPC’s common stock that are exercisable in two tranches. The first tranche consists of 357,143 options exercisable at $1.75. The second tranche consists of 214,286 options exercisable at $7.00. These options will vest upon the successful completion of one or more Qualified Financings, defined as the sale of equity securities of the Company or Microgy on or before July 3, 2006, provided that the first such financing results in gross proceeds of at least $3,500,000. The options will vest in the same percentage as the percentage of $8,000,000 which the gross proceeds in each Qualified Financing represents, with such percentage applied to the lower-priced options first. As of March 31, 2005, all of Mr. Tejwani’s options had vested. If Mr. Tejwani’s employment is terminated after the Renewal Date but before the ending date of July 3, 2006, he would receive a maximum of 12 months of salary and benefits.

Effective March 29, 2004, we issued 142,858 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages that also included a reduction in their base salaries to $225,000 each. The agreements relating to these options were amended and restated effective June 23, 2004 to clarify the vesting criteria, which relate to the successful completion of specific milestones related to the development of Microgy. These options have a term of 10 years, expiring on March 29, 2014, and are exercisable at a price of $7.00 per share. These options vested completely on September 23, 2004.

On April 1, 2005, we delivered to R. Jeffrey Macartney, our Chief Financial Officer, a letter confirming the terms of Mr. Macartney’s employment with us. The employment letter, which is retroactive to July 1, 2004, provides for the following compensation terms:

•	An annual salary of $185,000;

•	A minimum annual bonus of $15,000, to be paid on each April 30 that Mr. Macartney remains employed by us;

•	The grant of an option to purchase 21,428 shares of our common stock (which option has already been granted);

•	Eligibility to participate in any bonus or incentive plan adopted by us;

•	100% medical and dental insurance coverage;

•	$10,000 in life insurance premiums;

•	Participation in our employee pension plan;

•	Participation in our 401(k) plan; and

•	Three weeks accrued vacation per year.

The employment letter further provides that, notwithstanding the fact that Mr. Macartney remains an employee-at-will, he will be entitled to participate in our 2004 Severance Pay Plan, and that, for purposes of the 2004 Severance Pay Plan, his severance period will be 12 months from the date of the termination of his employment.

Compensation of Directors

Each of our non-employee directors receives $2,000, plus expenses, for each scheduled meeting of the board of directors or non-coincident meeting of a board committee which he or she attends. In addition, the chairman of the Audit Committee receives $4,000 for each meeting of the Audit Committee attended. Furthermore, under our Restated 2002 Director Option Plan, each non-employee director receives 14,286 options on the date of his or her first election or appointment. In addition, each non-employee director receives 14,286 options on the date of the first board meeting following our annual meeting of stockholders.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Jessie Knight, Jr., August Schumacher, Jr., and Robert I. Weisberg. No member of the Compensation Committee is now an officer or an employee of EPC or any of its subsidiaries or has been at any time an officer or employee of EPC or any of its subsidiaries. R. Jeffrey Macartney, our Chief Financial Officer, assisted the Compensation Committee with the retention and evaluation of the report of the compensation consultant hired by the Company in 2004. Based on this report, Mr. Macartney made recommendations to the Compensation Committee regarding compensation for all employees, including himself, but did not participate in any deliberations regarding his own compensation. In addition, Mr. Cresci participated in discussions with the Compensation Committee regarding the reduction of his and Mr. Livingston’s salaries in 2004 and related equity compensation for each of them, but did not participate in the Compensation Committee’s final deliberations on these matters.

Report of the Compensation Committee on Executive Compensation

Executive Compensation Generally

The Compensation Committee of the Board of Directors determines the Company’s executive compensation policies and sets compensation for our Chairman and our President and Chief Executive Officer, referred to as the CEO.

The Compensation Committee’s policy is to offer competitive compensation packages that will permit the Company to attract and retain individuals with superior abilities, and to motivate and reward such individuals on the basis of the Company’s performance in an appropriate fashion that is in the long-term interests of the Company and its stockholders. Currently, executive compensation is comprised of salary and cash bonuses that may be awarded from time to time, as well as long-term incentive opportunities in the form of stock options as warranted.

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Chairman and the CEO. While the Compensation Committee considers corporate performance measures such as net income, earnings per share, return on assets and return on equity, the Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major projects and demonstrated leadership ability. Base salaries for the Chairman and the CEO are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. Salaries are generally reviewed periodically and adjusted as warranted to reflect individual officer performance. The Compensation Committee focuses primarily on total annual compensation, including incentive awards and benefits derived from other fringe benefits such as the pension plan, rather than base salary alone, as the appropriate measure of compensation for executive officer performance and contribution. Compensation decisions regarding executive officers other than the Chairman and CEO are made by the Chairman and CEO, in consultation with the Compensation Committee and the Chief Financial Officer, except that the Chief Financial Officer does not participate in deliberations relating to his own compensation.

In March 2004, after reviewing the compensation arrangements for Joseph E. Cresci, our Chairman, and Donald A. Livingston, our Executive Vice President and President of Microgy, we determined that a reduction in their base salaries, coupled with the grant of performance based options, would be appropriate in light of the current stage of the Company’s growth and development. We believed that such a change in their compensation arrangements would help conserve cash, while also giving both individuals a significant incentive to pursue the achievement of certain important goals relating to the development of Microgy’s business. As a result of this determination, at the request of the Compensation Committee, Messrs. Cresci and Livingston agreed to a reduction in their base salaries to $225,000 per year, and were each granted an option to purchase 142,857 shares of common stock at an exercise price of $7.00 per share, vesting upon the satisfaction of certain goals relating to Microgy. These goals were determined to have been satisfied in September 2004, and these options have now vested in full.

In June 2004, we undertook a comprehensive review of the Company’s compensation policies. At the request of the Compensation Committee, an outside compensation consultant was hired to review the Company’s compensation practices in light of the industry in which the Company operates, as well as its current stage of development. Our review of this report indicated that the compensation of our Chairman and CEO was generally in line with that of persons with similar roles in similarly situated companies. However, such review indicated that our Chief Financial Officer, as well as the Company’s employees generally, ought to receive further equity incentives in the form of stock options, as well as certain adjustments in their base salaries. These equity incentives and salary adjustments have been implemented.

Compensation of the CEO

Mr. Tejwani was hired as CEO in July 2003. In connection with the hiring of Mr. Tejwani, the Compensation Committee determined to pay him a base salary of $225,000, which the Compensation Committee believed to be commensurate with Mr. Tejwani’s experience and the level of compensation accorded to chief executive officers of similarly-situated companies. This salary level is reflected in Mr. Tejwani’s employment agreement as his minimum salary, and did not change in 2004. In addition, as part of his employment package as CEO, the Company made an option grant to acquire 714,286 shares of common stock to Mr. Tejwani, which was subsequently reduced to 571,289 shares in March 2004. See “Repricing of Options” below. The Compensation Committee believed that it was important to give Mr. Tejwani a strong equity-based incentive given his lack of ownership of the Company’s stock, in order to more closely align his interests with those of the Company’s stockholders. The March 2004 amendment to Mr. Tejwani’s stock options was intended to tie the vesting of those options more closely with certain financing objectives important to the Company’s future growth and for which Mr. Tejwani has principal responsibility, and to bring his equity-based incentive more into line with the overall distribution of equity incentives throughout the Company. Given the Company’s cash constraints, no bonus was paid to Mr. Tejwani for 2004.

Section 162(m)

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

Repricing of Options

Based on an evaluation of Mr. Tejwani’s overall compensation package, on March 29, 2004, the Company entered into an amended and restated non-statutory stock option agreement with him. Pursuant to this agreement, Mr. Tejwani’s option to acquire 714,286 shares of our common stock was reduced by 142,857 shares. In exchange for this reduction, Mr. Tejwani’s option was repriced as to 35,714 shares having an exercise price of $10.50 per share, with such exercise price being reduced to $7.00 per share. The Compensation Committee believes that this reduction was appropriate, in light of the fact that the original exercise price of $10.50 per share was far in excess of the market price of the Company’s common stock on the original grant date, which was $1.40, and that the new exercise price was set at the then-current market price. The exercise prices for the remaining 505,715 shares subject to this option remained unchanged.

Respectfully submitted by the Compensation Committee,

Jessie J. Knight, Jr.

August Schumacher, Jr.

Robert I. Weisberg

TEN-YEAR OPTION REPRICINGS

Name	Date	Number of Securities Underlying Options Repriced or Amended	Market Price of Stock at the Time of Repricing or Amendment	Exercise Price at the time of Repricing or Amendment	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing or Amendment
Kamlesh R. Tejwani	3/29/2004	35,714	$7.00	$10.50	$7.00	9 years, 4 months, 4 days

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our Common Stock with the return on the NASDAQ Market Index, the American Stock Exchange Market Value Index, and the SIC Code 4911 (Electric Services) Index, for the five year period ended December 31, 2004. We have included the American Stock Exchange Market Value Index insofar as our common stock began trading on the American Stock Exchange on December 27, 2004. Therefore we expect to discontinue use of the NASDAQ Market Index in the future.

I TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Please see the information set forth in Part II, Item 5, under the heading “Equity Compensation Plan Information,” of our Annual Report on Form 10-K to which this Annual Report on Form 10-K/A relates.

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following tables set forth certain information regarding the beneficial ownership of our common stock. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under community property laws.

5% or Greater Stockholders

The following table sets forth as of April 15, 2005 the name of each person who, to our knowledge, owned beneficially more than 5% of the shares of our common stock outstanding at such date and the number of shares owned by each of such persons and the percentage of the class represented thereby.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percentage of Class
Joseph E. Cresci c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	904,981	(2)	12.0%

Kamlesh Tejwani c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	571,429	(3)	7.2%

Donald A. Livingston c/o Environmental Power Corporation One Cate Street, 4th Floor Portsmouth, NH 03801	537,680	(4)	7.1%

(1)	Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 15, 2004 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any person.
(2)	Includes 544,816 shares held in the Joseph E Cresci Revocable Trust U/T/A DTD 4/3/96 of which Mr. Cresci is the trustee and 8,532 shares held in the Joseph J Cresci & Mildred E Cresci Trust, as to which Mr. Cresci has shared voting and investment power. Mr. Cresci also has beneficial ownership in such shares that are evidenced by voting trust certificates held by The Cresci Family Limited Partnership of which Mr. Cresci is the sole general partner with sole dispositive power. The voting trust has 142,857 shares, deposited on November 20, 1996, and David K. Mulhern has beneficial ownership in his capacity as trustee with sole voting power. The trust has a maximum duration of 50 years. Includes 142,858 shares that Mr. Cresci has the right to acquire pursuant to currently exercisable stock options. Does not include 2,857 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership.
(3)	Includes 571,429 shares that Mr. Tejwani has the right to acquire pursuant to currently exercisable stock options.
(4)	Includes 142,858 shares that Mr. Livingston has the right to acquire pursuant to currently exercisable stock options.

Directors and Named Executive Officers

The following table sets forth as of April 15, 2005 the number and percentage of outstanding shares of Common Stock beneficially owned by our Named Executives, Directors, and Directors and Officers as a group.

Name of Director/Officer & Date First Joined EPC (1)	Positions and Offices	Amount and Nature of Beneficial Ownership	(2)	Percentage of Class
Joseph E. Cresci - 1982	Chairman and Director	904,981	(3)	12.0%
Kamlesh Tejwani - 2003	President and Chief Executive Officer	571,429	(4)	7.2%
Donald A. Livingston - 1982	Executive Vice President	537,680	(5)	7.1%
Robert I. Weisberg - 1994	Director	151,181	(6)	2.0%
Jessie Knight, Jr. - 2002	Director	51,594	(7)	*
August Schumacher - 2002	Director	53,857	(8)	*
John Cooper - 2003	Director	30,166	(9)	*
R. Jeffrey Macartney - 2002	Chief Financial Officer	28,917	(10)	*
All Directors and Officers as a Group	(8 Individuals)	2,329,805	(11)	27.3%

*	Less than 1%
(1)	Each of the named individuals has an address c/o Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801.

(2)	Except as otherwise indicated, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record.
(3)	See footnote 2 to the preceding table.
(4)	See footnote 3 to the preceding table.
(5)	See footnote 4 to the preceding table.
(6)	Includes 102,146 shares that Mr. Weisberg has the right to acquire pursant to currently exercisable stock options and warrants and 7,143 shares which Alco Financial Services, LLC has the right to acquire pursuant to currently exercisable warrants. Mr. Weisberg is the President and Chief Executive Officer of Alco Financial Services, Inc.
(7)	Includes 35,715 shares that Mr. Knight has the right to acquire pursant to currently exercisable stock options.
(8)	Includes 50,001 shares that Mr. Schumacher has the right to acquire pursuant to currently exercisable stock options.
(9)	Includes 28,572 shares that Mr. Cooper has the right to acquire pursuant to currently exercisable stock options.
(10)	Includes 17,859 shares Mr. Macartney has the right to acquire pursuant to currently exercisable stock options and 3,572 shares that Mr. Macartney has the right to acquire pursuant to stock options that are exercisable within 60 days of April 15, 2005.
(11)	Includes 1,102,153 shares that directors and officers have the right to acquire pursuant to various stock options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2005.

ITE M 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of the Company’s Common Stock. As payment for the exercise price of these stock options, EPC accepted promissory notes payable upon our demand from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. In 2000, EPC asked that a portion of these notes be repaid using the proceeds from bonuses due to concerns about ongoing cash requirements. In April 2001, the Company received $1,500,000 pursuant to a settlement of the Sunnyside litigation and Messrs. Cresci and Livingston were allowed to each borrow $100,000. As of December 31, 2004, Messrs. Cresci and Livingston had aggregate balances due to EPC of $181,036 and $410,498, respectively under these notes and loans. Interest on these notes and loans, which is payable monthly at the Applicable Federal Rate, amounted to $11,881 in the aggregate during 2004 and has been fully collected from Messrs. Cresci and Livingston. Mr. Cresci also made principal repayments totaling $5,839 during 2004. In accordance with applicable federal law, the Company has adopted a policy of not making any new loans to its officers or directors.

See also the information set forth above in Item 11 under the heading “Employment, Termination and Change-in-Control Arrangements.”

IT EM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees and Services

Deloitte & Touche LLP served as our independent auditors for the fiscal year ended December 31, 2003. Vitale, Caturano & Company, Ltd. served as our independent auditors for the fiscal year ended December 31, 2004. Please see Part II, Item 9 of our Annual Report on Form 10-K to which this Annual Report on Form 10-K/A relates for more information regarding the change in our independent auditors. The fees billed for professional services rendered to us by Vitale, Caturano & Company, Ltd. and Deloitte & Touche, LLP for the fiscal years ended December 31, 2003 and 2004 are described below.

Auditor	Year	Audit Fees(1)		Audit-Related Fees(2)	Tax Fees(3)		All Other Fees
Vitale, Caturano & Company, Ltd.	2004 2003		$100,722 —	$69,593 —		$5,655 —		— —

Deloitte & Touche, LLP	2004 2003	$ $	10,500 149,500	$116,645 —	$ $	61,601 18,090	$	— 3,500

(1)	Comprised of professional services rendered in connection with the audit of our financial statements and the reviews of financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated.
(2)	Comprised of professional services rendered in connection with the preparation and review of registration statements filed with the Securities and Exchange Commission and other matters arising out of the audit of our financial statements and relating to the offerings to which such registration statements related, including the issuance of comfort letters.
(3)	Comprised of tax compliance, tax planning and tax advisory services rendered to us and our subsidiaries.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee. All audit and non-audit services performed by our independent auditors during 2003 and 2004 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION

April 29, 2005	By:	/s/ Kamlesh R. Tejwani
Kamlesh R. Tejwani
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph E. Cresci Joseph E. Cresci	Chairman and Director	April 29, 2005

/s/ Kamlesh R. Tejwani Kamlesh R. Tejwani	President & Chief Executive Officer and Director	April 29, 2005

/s/ Donald A. Livingston Donald A. Livingston	Executive Vice President and Director	April 29, 2005

/s/ R. Jeffrey Macartney R. Jeffrey Macartney	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 29, 2005

/s/ John R. Cooper John R. Cooper	Director	April 29, 2005

Jessie J. Knight, Jr.	Director

/s/ August Schumacher, Jr. August Schumacher, Jr.	Director	April 29, 2005

Robert I. Weisberg	Director

EXHIBITS

Exhibit No.	Description
31.01	Section 302 Certificate of Chief Executive Officer

31.02	Section 302 Certificate of Chief Financial Officer