Form 10-Q
period 2005-03-31
ENVIRONMENTAL POWER CORP
filed 2005-05-16
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of Common Stock outstanding at March 31, 2005: 7,417,558 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,199,268	$382,961
Restricted cash	2,627,086	1,916,887
Receivables	15,578,910	16,313,787
Fuel inventory	1,186,163	1,269,297
Unbilled revenues	173,401	624,683
Other current assets	277,912	171,230

Total Current Assets	$30,042,740	$20,678,845

Property, Plant, and Equipment, net	$462,694	$424,407
Lease Rights, net	1,677,240	1,714,491
Accrued Power Generation Revenues	77,486,837	77,456,366
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	225,328	225,328
Licensed Technology Rights, net	3,024,921	3,071,296
Other Assets	393,023	464,253

TOTAL ASSETS	$118,225,649	$108,947,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,897,742	$12,119,212
Working capital loan	2,711,000	2,653,000

Total Current Liabilities	$11,608,742	$14,772,212

Deferred Gain, net	$3,469,620	$3,546,723
Secured Promissory Notes Payable and Other Borrowings	3,071,373	2,954,123
Accrued Lease Expenses	77,486,837	77,456,366

Total Liabilities	$95,636,572	$98,729,424

Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	75,060	49,714
Additional paid-in capital	27,498,476	14,946,486
Accumulated deficit	(4,926,156)	(5,331,347)
Accumulated other comprehensive loss	(204,858)	(204,858)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	1,169,976	1,783,745
Notes receivable from officers and board members	(638,219)	(640,110)

Total Shareholders’ Equity	$22,588,977	$10,218,328

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$118,225,649	$108,947,852

See Notes to Condensed Financial Statements.

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of March 31, 2005 and December 31, 2004, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 7,505,988 issued and 7,417,558 outstanding as of March 31, 2005 ; 21,400,000 shares authorized; 4,971,417 issued and 4,882,987 outstanding as of December 31, 2004.
(4)	88,430 shares at cost, as of March 31, 2005 and December 31, 2004.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2005 and March 31, 2004

	3 Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)
REVENUES
Power Generation Revenues	$13,914,512	$14,338,388
Product Sales	1,256,502	—

TOTAL REVENUES	$15,171,014	$14,338,388

COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$6,232,239	$6,281,122
Lease expenses (2)	5,569,796	4,796,684
Microgy
Cost of goods sold	1,545,670	—
General and administrative (3)	1,848,966	1,322,665
Non-cash (income) compensation	(587,558)	231,822
Depreciation and amortization	116,553	123,989

TOTAL COSTS AND EXPENSES	$14,725,666	$12,756,282

OPERATING INCOME	$445,348	$1,582,106

OTHER INCOME (EXPENSE):
Interest income	$26,236	$6,296
Interest expense	(137,950)	(207,980)
Amortization of deferred gain	77,103	77,102

TOTAL OTHER (EXPENSE) INCOME	$(34,611)	$(124,582)

INCOME BEFORE TAXES	$410,737	$1,457,524
INCOME TAX EXPENSE	4,296	28,673
NET INCOME	$406,441	$1,428,851

PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDAIRY	$(1,250)	$(1,250)
INCOME AVAILABLE TO COMMON SHAREHOLDERS	$405,191	$1,427,601

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,350,095	3,821,801
Diluted	6,684,377	4,277,055

EARNINGS PER COMMON SHARE
Basic	$0.06	$0.37
Diluted	$0.06	$0.33

See Notes to Condensed Financial Statements.

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for Three Months Ended March 31, 2005 and March 31, 2004

	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$406,441	$1,428,851
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	116,553	123,989
Amortization of deferred gain	(77,103)	(77,102)
Interest expense, accrued and added to balance of borrowing	118,999	79,363
Non-cash, stock based compensation (income) expense	(587,558)	231,822
Accrued power generation revenues	(30,471)	(535,402)
Accrued lease expenses	30,471	535,402
Changes in operating assets and liabilities:
Decrease (increase) in receivables	734,877	(731,069)
Decrease in fuel inventory	83,134	—
Decrease in unbilled revenues	451,282	—
Increase in other current assets	(106,682)	(429,822)
Decrease (increase) in other assets	71,230	(298)
Decrease in accounts payable and accrued expenses	(3,223,219)	(235,907)

Net cash (used for) provided by operating activities	$(2,012,046)	$389,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(710,199)	$(394,778)
Property, plant and equipment expenditures	(71,214)	—

Net cash used for investing activities	$(781,413)	$(394,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(1,250)	$(1,250)
Net proceeds from public offering	12,409,375	—
Repayment of secured promissory note payable	—	(37,638)
Repayments of notes receivable from officers and board members	1,891	—
Exercise of stock options	141,750	—
Net borrowings (repayments) under working capital loan	58,000	(1,125,613)

Net cash provided by (used in) financing activities	$12,609,766	$(1,164,501)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,816,307	$(1,169,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$382,961	1,444,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,199,268	$275,418

See Notes to Condensed Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity for Three Months Ended March 31, 2005

	BALANCE AT 12/31/2004	Dividends paid at subsidiary	Issuance options & warrants for services	Exercise of stock options	Secondary public offering	Principal repayment on officer note	Net income	BALANCE AT 3/31/2005
Preferred Stock - Shares	—	—	—	—	—	—	—	—
Preferred Stock - Amount	$—	—	—	—	—	—	—	$—
Preferred Stock - Shares	10	—	—	—	—	—	—	10
Preferred Stock - Amount	$100	—	—	—	—	—	—	$100
Common Stock - Shares	4,971,417	—	—	34,571	2,500,000	—	—	7,505,988
Common Stock - Amount	$49,714	—	—	346	25,000	—	—	$75,060
Additional Paid-in Capital	$14,946,486	—	26,211	141,404	12,384,375	—	—	$27,498,476
Accumulated Deficit	$(5,331,347)	(1,250)	—	—	—	—	406,441	$(4,926,156)
Accumulated Other Comp. Loss	$(204,858)	—	—	—	—	—	—	$(204,858)
Treasury Stock - Shares	88,430	—	—	—	—	—	—	88,430
Treasury Stock - Amount	$(385,402)	—	—	—	—	—	—	$(385,402)
Deferred Compensation	$1,783,745	—	(613,769)	—	—	—	—	$1,169,976
Receivable - Officers & Directors	$(640,110)	—	—	—	—	1,891	—	$(638,219)

Total	$10,218,328	(1,250)	(587,558)	141,750	12,409,375	1,891	406,441	$22,588,977

See Notes to Condensed Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 and 2004. We excluded 333,066 and 100,280 anti-dilutive common stock equivalents from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended
	3/31/2005	3/31/2004
Income (Loss) available to shareholders	$406,441	$1,428,851
Dividends to preferred stockholders	(1,250)	(1,250)

Earnings (Numerator)	$405,191	$1,427,601
Basic Shares (Denominator)	6,350,095	3,821,801

Basic EPS	$0.06	$0.37

Assumed exercise of dilutive stock options	334,440	455,254
Diluted Shares	6,684,535	4,277,055

Diluted EPS	$0.06	$0.33

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

During the three months ended March 31, 2005, we issued 301,790 options under the 2001 Stock Incentive Plan. During the three months ended March 31, 2004, we issued 10,000 options under the 2001 Stock Incentive Plan. In March 2004, we issued 142,858 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages that also included a reduction in their base salaries to $225,000 each. These options are vested completely on September 23, 2004 upon the successful completion of specific milestones related to the development of our Microgy subsidiary. In March 2004, we reduced the options granted to Kamlesh Tejwani, Chief Executive Officer by 142,858 and amended his remaining options to have performance-based vesting criteria, including raising additional equity. On February 3, 2005, all of Mr. Tejwani’s remaining options vested upon the successful completion of our recent public offering. There is no future liability related to this transaction.

Because there is uncertainty regarding the vesting of performance-based options, we apply variable accounting treatment to these options. When options vest or if it is highly likely that they will vest, we expense the options based upon the current stock price. These options are re-evaluated quarterly.

We recorded $587,558 of stock-based compensation income in the three months ended March 31, 2005 and $231,822 of stock based compensation expense for the three months ended March 31, 2004. The following table shows the composition of the non-cash, stock-based compensation for the three months ended March 31, 2005.

Value
Description of Non-Cash Activities
Fair value of 221,434 options issued for consulting services	$26,212
Vested value of 30,459 shares issued for compensation	29,087
Change in value of 688,574 performance-based options issued for compensation	(642,857)

TOTAL	$(587,558)

The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended
	March 31, 2005	March 31, 2004
Fair Market Per Share	$3.04	$6.72
Assumptions
Risk-free rate of return	4.48%	3.87%
Volatility	34.35%	122.80%
Expected annual dividend yield	0.00%	0.00%
Option Life (years)	10	10

Net income available to common shareholders	405,191	1,428,851
Compensation (income) expense under the intrinsic value method	$(642,587)	$—
Additional compensation expense under SFAS 123, net of taxes	236,413	114,495

Net (loss) income available to common shareholders under SFAS 123	$(474,079)	$1,297,897

Basic EPS, as reported	$0.06	$0.37
Basic EPS, under SFAS 123	(0.07)	0.30
Diluted EPS, as reported	0.06	0.33
Diluted EPS, under SFAS 123	(0.07)	0.30

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and liabilities acquired in a business combination and are not being amortized pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.”

Accumulated amortization of licensed technology rights was $685,079 as of March 31, 2005 and $638,704 as of December 31, 2004. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2005. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2005 Remaining	2006	2007	2008	2009	Thereafter	Total
$139,125	185,500	185,500	185,500	185,500	2,143,796	$3,024,921

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces the requirement that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

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

For unvested awards, the compensation cost related to the remaining ‘requisite serve’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). Based on the current options outstanding, we do not anticipate the adoption of this statement to result in the recognition of material additional compensation cost in the first quarter of 2006.

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net Periodic Pension Cost
Service cost	$69,542	$48,034
Interest cost	33,467	29,716
Expected return on assets	(31,215)	(27,732)
Amortization of prior service cost	4,025	4,025
Amortization of actuarial loss	4,025	4,896

Net periodic pension cost	$79,844	$58,938

Plan Assets – Pension costs and cash funding requirements are expected to increase in future years. The following table sets out the market value of out retirement plan as of March 31, 2005 and December 31, 2004.

Pension Assets	March 31, 2005	December 31, 2004
Equity securities	$1,179,981	$989,451
Fixed income securities	405,387	457,338
Cash	312,871	113,940

Total	$1,898,239	$1,560,729

Employer Contributions – We made contributions to the pension plan of $380,866 in the first quarter of 2005.

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$164,365	199,165	40,324	—	—	—	$403,853
Arclight Loan (1)	—	—	1	1	1	2,459,135	2,459,138
Scrubgrass Lease Payments	16,286,250	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	320,494,250
Scrubgrass Fuel Contracts	1,884,750	2,599,000	2,687,000	2,385,000	2,061,000	6,626,000	18,242,750

TOTAL	$18,335,365	28,856,166	31,637,325	31,775,001	34,520,001	196,476,134	$341,599,991

(1)	All distributions from Scrubgrass will be used to repay the loan. We are only required to make principal repayments when we receive distributions. However, we are required to make at least one principal payment in any 24-month period. We have satisfied this requirement for the next 24 months.

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of March 31, 2005, we are in full compliance with our covenants.

The following table describes our debt obligations as of March 31, 2005 and December 31, 2004:

	Balance at March 31, 2005	Balance at December 31, 2004
Long Term Debt Obligations
Sunnyside plant obligations	$583,030	$583,030
Auto loan	29,204	30,953
Arclight note payable	2,459,139	2,340,140

TOTAL	$3,071,373	$2,954,123

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of March 31, 2005 and December 31, 2004:

	Balance at March 31, 2005	Balance at December 31, 2004	Interest Rate
Description of the Obligation
Scrubgrass’ lease obligations (maturity):
Tax-exempt bonds (2012)	134,244,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	2,691,000	3,588,000	7.6725%
TOTAL	136,935,000	139,188,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	2,711,000	2,653,000	LIBOR + 1.250%
TOTAL	2,711,000	2,653,000

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

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $638,219 and $640,110 as of March 31, 2005 and December 31, 2004, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action runs out after 2007.

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended March 31, 2005
Revenues	13,914,512	1,256,502	—	15,171,014
Interest income	9,084	—	17,152	26,236
Interest expense	17,484	409	120,057	137,950
Depreciation and amortization	59,265	52,278	5,010	116,553
Amortization of deferred gain	—	—	77,103	77,103
Capital expenditures	—	13,354	57,860	71,214
Pre-tax income (loss)	977,079	(1,109,242)	542,902	410,739
Identifiable assets	96,920,985	9,332,970	11,971,694	118,225,649

Three Months Ended March 31, 2004
Power generation revenues	14,338,388	—	—	14,338,388
Interest income	2,827	—	3,469	6,296
Interest expense	(8,134)		(199,846)	(207,980)
Depreciation and amortization	70,944	48,546	4,499	123,989
Amortization of deferred gain	—	—	77,102	77,102
Capital expenditures	—	—	—	—
Pre-tax income (loss)	2,525,520	(533,719)	(534,277)	1,457,524

Identifiable assets	95,215,016	8,595,029	142,251	103,952,296

NOTE I – CONTRACTS

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

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at March 31, 2005 and December 31, 2004, consisted of the following:

	Balance at March 31, 2005	Balance at December 31, 2004
Accounting for Contracts
Deferred contract revenues (liability)	$845,398	$737,082
Unbilled work (asset)	$173,401	$624,683

NOTE J – PUBLIC OFFERING

On February 3, 2005, we successfully completed a public offering of our common stock, raising $12,409,375 in net proceeds. We issued 2,500,000 shares of common stock as a result of this offering.

NOTE K – SUBSEQUENT EVENTS

On May 5, 2005, the Board of Directors voted to terminate our pension plan. Plan participants will be given at least 60 days written notice. Participants will receive distributions from the plan based upon the credited years of service at the date of the plan’s termination. The Company may have to make additional contributions to the plan of approximately $400,000 to $600,000 to meet any outstanding obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” below.

Overview

Our mission is to be a leading company in resource management and energy production technologies that serve multiple socially responsible markets. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We currently have two principal business units, Buzzard Power Corporation and Microgy, Inc., which are described below.

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

Microgy, Inc.

Microgy, Inc., formerly Microgy Cogeneration Systems, Inc., referred to as Microgy, holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and other organic wastes. This biogas can be used to generate electricity or thermal energy that can be used in other applications. The biogas can also be refined to pipeline-grade methane and sold as a commodity. Microgy’s technology is expected to provide certain farms, known as animal feeding operations, or AFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies either have or may be in the process of passing regulations that require AFOs to implement changes to their current waste management practices.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three months ended March 31, 2005 with the results of operations for the three months ended March 31, 2004. Unless otherwise indicated, all references to 2005 pertain to the three months ended March 31, 2005 and all references to 2004 pertain to the three months ended March 31, 2004. Historical results and trends that might appear should not be taken as indicative of future operations.

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

and other factors, including those described in this Report under the heading “Certain Factors Which May Affect Future Results,” as well as other filings we make with the Securities and Exchange Commission. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition, any forward-looking statements in this quarterly report represent our views only as of the date of this quarterly report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, we had net income of $406,441, or earnings per common share of $0.06, compared to net income of $1,428,851, or earnings per common share of $0.37, for the three months ended March 31, 2004. The decrease in net income was primarily attributable to a $1,969,384 increase in costs and expenses for the first quarter of 2005 as compared to the same periods in 2004, partially offset by an $832,626 increase in revenues during the period, as compared to the same period in 2004. These changes are described in greater detail below.

Revenues increased by $832,626, or 6%, to $15,171,014 for the quarter ended March 31, 2005, as compared to $14,338,388 for the quarter ended March 31, 2004. The increase is due principally to recognition of revenues at Microgy, which did not recognize any revenues in the first quarter of 2004. In the quarter ended March 31, 2005, Microgy recognized $1,256,502 in product sales revenues relating to its first three projects, based upon the percentage completion method, compared to no such revenues in the same period in 2004. At Buzzard, revenues decreased by $423,876 due to decreases in accrued power generation revenues of $504,931 that were partially offset by an increase in billed power generation revenues of $80,673.

Costs and expenses increased by $1,969,384, or 15%, to $14,725,666 for the quarter ended March 31, 2005, as compared to $12,756,282 for the quarter ended March 31, 2004. This increase was attributable to an increase in cost of goods sold at Microgy of $1,545,670, a $773,112 increase in lease expenses related to Scrubgrass, and a $526,301 increase of general and administrative expenses for the first quarter of 2005 as compared to the same period last year. These increases were partially offset by a decrease in non-cash compensation expense of $819,380 for the first quarter of 2005 as compared to the same period last year. Non-cash compensation expense is related to non-employee stock and option grants and employee options that are subject to variable accounting treatment.

In the quarter ended March 31, 2005, other expenses decreased to $34,611, as compared to $124,582 in the quarter ended March 31, 2004. This decrease was primarily attributable to a $79,789 decrease in interest expense related to the Arclight loan for the first quarter of 2005 as compared to the same quarter last year.

For the quarter ended March 31, 2005, we reported a tax expense of $4,296, as compared to a tax expense of $28,673 for the quarter ended March 31, 2004. Our tax rate is based upon forecasts for a full year of operations. Currently, we expect to have a federal tax benefit and a state tax obligation. However, we have deferred any federal tax benefits.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $977,079 for the quarter ended March 31, 2005, compared to pre-tax income of $2,525,520 for the quarter ended March 31, 2004. This decrease in pre-tax income was caused by a decrease in revenues of $ 423,876, an increase in lease expenses of $773,112 and a $320,736 increase in fuel expenses for the first quarter of 2005 as compared to the same period last year. These increases were partially offset by decreases in routine maintenance expenses of $125,224 for the first quarter of 2005 as compared to the same period last year.

Power generation revenues decreased to $13,914,512 in the quarter ended March 31, 2005 from $14,338,388 in the quarter ended March 31, 2004. This decrease was principally due to a $504,931 decrease in accrued power generation revenues for the first quarter of 2005 as compared to the same period last year, partially offset by an increase in billed power generation revenues of $80,673. This decrease resulted from the effects of FASB 13 on the accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

The decrease in accrued power generation revenues for the first quarter of 2005 was offset by an increase in billed power generation revenues of $80,673. In the first quarter of 2005, the operating capacity of the plant was 98.52%, compared to 95.17% in the first quarter of 2004. The effect of the increase in operating capacity was offset by a 2% decrease in the billing rate under our power sales agreement with Penelec.

Total operating expenses for the three months ended March 31, 2005 decreased slightly to $6,232,239, from $6,281,122 for the three months ended March 31, 2004. This decrease was a result of decreases in routine maintenance costs of $125,224 and labor costs of $73,883 for the first quarter of 2005 as compared to the same period last year. These decreases were partially offset by increases in chemical expenses of $105,855 for the first quarter of 2005 as compared to the same period last year.

Lease expenses for the three months ended March 31, 2005 increased by $773,112 to $5,569,796, as compared to $4,796,684 for the three months ended March 31, 2004. This increase resulted from increases of $1,781,721 in scheduled equity rent payments and $224,260 in bond interest for the first quarter of 2005 as compared to the same period last year, partially offset by decreases in scheduled principal payments of $719,033 and in deferred lease expenses of $504,931 for the first quarter of 2005 as compared to the same period last year.

Microgy

Pre-tax losses at Microgy increased to $1,109,242 for the three months ended March 31, 2005, from $533,719 for the three months ended March 31, 2004. This increase resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy recognized revenues of $1,256,502 for the three months ended March 31, 2005. No revenues were recognized in the same period in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. However, due to the uncertainty associated with the projects, we are currently limiting our revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. Once we have a proven track record of successfully completing projects of this kind, we will move to the standard percentage of completion revenue recognition method and recognize a prorated share of gross profit in each period that we record revenue. We began billing Dairyland for construction costs on the generator portion of these farms in August 2004.

Cost of goods sold increased to $1,545,670 in the three months ended March 31, 2005, as compared to $0 in the three months ended March 31, 2004. These expenses represent the construction costs related to the first three Dairyland projects, which had not yet commenced construction in the first quarter of 2004.

General and administrative expenses for Microgy increased by $267,609 to $767,387 for the three months ended March 31, 2005, as compared to $499,778 for the three months ended March 31, 2004. This increase is primarily due to increases during the first quarter of 2005 in payroll expenses of $234,669, due to the additional staff needed for the growth of Microgy, $51,967 in consulting fees and $20,638 in travel and entertainment expenses, in each case as compared to the same period in 2004.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended March 31, 2005. We had pre-tax income of $542,902 in this segment for the first quarter of 2005, compared to a pre-tax loss of $534,277 for the same period in 2004. This income is attributable to the variable accounting of performance-based options, as discussed below.

The accounting for performance-based options resulted in income of $642,857 for the first quarter of 2005, as the closing price of our common stock decreased to $5.20 on March 31, 2005 from $7.00 on December 31, 2004. Please see Note C for more information. This income was partially offset by expenses related to options issued to non-employees of $55,299, by increases in professional fees of $143,677 and in business development expenses of $144,224 for the first quarter of 2005. For the same period in 2004, we did not have variable accounting related to performance-based options

We had total other expenses of $25,802 for the first quarter of 2005, compared to expenses of $119,274 for the same period in 2004. The decrease in other expenses is primarily due to decreases in interest expenses of $79,789 for the first quarter of 2005, due to the fact that we have continued to make repayments on the principal balance of the Arclight loan, as described in Note G.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $2,010,046 in the three months ended March 31, 2005, compared to cash provided by operating activities of $389,827 for the same period in 2004. During these periods, our only sources of cash from operating activities were operating profits from Scrubgrass and product sales at Microgy. We reported net income of $406,441 during the three months ended March 31, 2005 which was offset entirely by cash used in operating activities. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income in the first quarter of 2005 to our net cash used in operating activities:

Depreciation and amortization - During the first quarter of 2005, we recognized depreciation and amortization for lease rights of $37,251, licensed technology rights of $46,375, and property plant and equipment of $32,927.

Deferred gain, net – Our deferred gain, net, decreased to $3,469,620 as of March 31, 2005 from $3,546,723 as of December 31, 2004. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – In the first quarter of 2005, we had $118,999 of interest expense that was added to the outstanding principal balance of the Arclight loan.

Stock-based compensation – The accounting for performance-based options resulted in income of $642,857 for the first quarter of 2005. This income was partially offset by expenses related to options issued to non-employees of $55,299 for the first quarter of 2005.

We also offer the following information regarding changes in operating assets and liabilities which most notably impacted our cash position during the first quarter of 2005:

Receivables – Receivables at Buzzard decreased to $13,875,518 on March 31, 2005 from $14,466,924 on December 31, 2004. This decrease was due to a 2% decrease in billable power rates and a decrease in operating capacity to 98.52% at March 31, 2005 compared to 98.98% at December 31, 2004. Microgy and EPC receivables decreased to $1,703,392 from $1,844,194 for the first quarter of 2005 at March 31, 2005 due primarily to lower product revenues sales at Microgy

Fuel Inventory – Fuel inventory at Buzzard decreased to $1,186,163 on March 31, 2005 from $1,269,297 on December 31, 2004.

Unbilled Revenues – Unbilled revenues at Microgy decreased to $173,401 on March 31, 2005 from $624,683 on December 31, 2004.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses decreased to $8,897,742 on March 31, 2005 from $12,119,212 on December 31, 2004 due primarily to payments of $1,778.379 of operating and lease expenses at Buzzard, payments of $726,057 of construction expenses at Microgy, and payments of $444,709 of corporate expenses.

Investing Activities

Our cash used for investing activities was $781,413 in the first quarter of 2005 as compared to $394,778 in the first quarter of 2004. Our investing activities were concentrated primarily in the following areas:

Restricted cash - We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. We made scheduled deposits to the restricted major maintenance fund of $710,199 in the three months ended March 31 2005.

Property, plant and equipment - Property, plant and equipment expenditures were $71,214 for the three months ended March 31, 2004. There were no such expenditures in the same period in 2004.

Financing Activities

Our cash provided by financing activities was $12,609,766 in the three months ended March 31, 2005, compared to cash used in financing activities of $1,164,501 in the three months ended March 31, 2004. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary - Buzzard paid dividends of $1,250 to its preferred stockholder during the three months ended March 31, 2005 and 2004.

Public Offering of Common Stock - On February 3, 2005, we successfully completed a public offering of our common stock, raising $12,409,375 in net proceeds. We issued 2,500,000 shares of common stock in connection with this offering.

Repayments of Notes Receivable from Officers and Board Members – In the three months ended March 31, 2005, we received principal repayments of $1,891 on notes receivable from officers and board members.

Exercise of Stock Options – We received $141,750 of gross proceeds from the exercise of stock options in the three months ended March 31, 2005.

Working Capital Loan and Current Notes Payable for Scrubgrass - Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2,711,000 and $2,653,000 as of March 31, 2005 and December 31, 2004, respectively. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2005.

2005 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2005 is being compared to our historical results of operations for 2004:

Buzzard

Power generation revenues are expected to decrease in 2005 due to a decrease in power rates based upon a contracted change in 2005 and a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. We also expect to operate the facility at a capacity factor of 90% or greater. Pursuant to the terms of the Arclight loan, all distributions from Buzzard are required to be used to repay the loan. Therefore, performance at Buzzard will not have an affect on our liquidity in 2005.

Operating expenses are expected to increase in 2005 primarily due to:

•	increases in maintenance and maintenance outage-related expenses of 7%;

•	increases in labor expenses of 3%; and

•	an escalation in operator fees under the terms of the operations and maintenance agreement relating to Scrubgrass, resulting in approximately $2.4 million of non-fuel operating expenses.

Lease expenses are expected to increase slightly in 2005. Lower payments on interest expenses will be offset by increased payments of scheduled principal payments.

Microgy

We expect increased revenues from our Microgy subsidiary in 2005. We have signed digester purchase and management agreements with five farms under the Dairyland relationship. These deals represent backlog of approximately $6.8 million. We expect to be able to record this backlog as revenue in 2005. Additionally, we have signed agreements with several farms in California and a farm in Idaho. These agreements are not included in our backlog figures, as they remain subject to further definitive agreement.

Cost of goods sold is expected to increase as we recognize the revenue from these projects. Additionally, as we complete these projects, we expect to recognize the gross profits that have not been recognized during construction.

General and administrative expenses are expected to increase by approximately $4 million during 2005 primarily because we plan to grow our business to further implement Microgy’s business plan. These expenses would include:

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

Cash Flow Outlook

During 2005, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional debt at Microgy or equity funding, and the sale of the first products based upon Microgy’s technology. As described above, we have a backlog of approximately $6.8 million in sales that would be offset by expenses incurred for construction and development. We do not expect to receive cash from the operations of Buzzard insofar as any available cash will be used to repay interest and principal on the Arclight loan, nor do we expect to receive proceeds from the sale of NOx emission credits nor from any pending litigation, as we have in the past.

On February 3, 2005, we completed an underwritten public offering of our common stock. We issued 2,500,000 new shares of common stock at a price of $5.50 per share and raised $12,409,375 in net proceeds.

On March 31, 2005, our unrestricted cash balance was $10,199,268, as compared to $382,961 as of December 31, 2004. Our restricted cash balances were $2,627,086 and $1,916,887 at March 31, 2005 and December 31, 2004, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

Accordingly, our cash flow from operations for 2005 will be sufficient to fund:

•	our minimum lease and debt obligations;

•	our historic parent company overhead requirements; and

•	current taxes due.

However, these cash flows will not be sufficient to fund the construction of projects included in our backlog in the absence of obtaining project debt and/or equity.

In the event that the recorded Microgy backlog is delayed or not realized in 2005, we may have to modify Microgy’s plans to continue the sale, development and construction of anaerobic digester projects. Our present business strategy generally anticipates the outright sale of facilities as well as direct or indirect participation in the ownership of projects. We anticipate that project financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors or equity or other financing or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective project owner will be able to secure project financing in the amount required to fulfill any development or construction requirements, that project financing will be obtained in time to meet such requirements, or that any such proposed project financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy is an owner of projects, Microgy will need to obtain substancial additional financing to allow it to develop and construct such projects.

Project development activities – We expect to continue the development and construction of facilities using Microgy’s licensed technology during 2005. We will require substantial additional financing to complete the development and construction of these facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by the various forward-looking statements made in this Quarterly Report on Form 10-Q.

Risks Relating to Microgy

Microgy has very little operating history from which to evaluate its business and products.

Our subsidiary, Microgy, Inc., referred to as Microgy, was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s anaerobic digester projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable.

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

If our relationship with the licensor of our technology were terminated for any reason, such licensor ceased doing business, our Microgy subsidiary likely could not continue to operate.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The table appearing under the heading “Scrubgrass Debt Obligations” included in Note G to our financial statements included in this Report shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest rates will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,391,880 increase in our lease expense.

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

As of March, 2005, the aggregate outstanding balance of our variable rate debt obligations was $2,711,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $134,244,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $27,110 and lease expense of $1,342,440. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

10.1	Employment Letter, dated April 1, 2005, between the Registrant and R. Jeffrey Macartney

10.2	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

All other items included in Part II to a Quarterly Report on Form 10-Q are omitted from this Report because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
May 16, 2005	/s/ R. Jeffrey Macartney
R. Jeffrey Macartney
Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)