Form 10-K/A
period 2004-12-31
ENVIRONMENTAL POWER CORP
filed 2005-07-18
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) of Environmental Power Corporation (“we,” “us,” the “Company” or “EPC”) filed on March 31, 2005 with the Securities & Exchange Commission (the “SEC”), as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 29, 2005 (“Amendment No. 1”) is filed for the following purposes:

•	To restate in its entirety the “Summary Compensation Table” set forth in Part III, Item 11 of Amendment No. 1 under the heading “Compensation of Executive Officers”. The Summary Compensation Table, as originally filed, inadvertently omitted certain information relating to restricted stock awards made to the named executive officers in 2004. Certain information relating to the awards was, however, included in Section 16 filings made by such officers, as well as in Part III, Item 10 of the Annual Report, as amended by Amendment No. 1, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	To amend Item 15(b) (Exhibits) of the Annual Report to add the additional exhibits reflected herein.

In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 2 certain currently dated certifications. Except as described above and set forth herein, no other amendments are being made to the Annual Report or Amendment No. 1. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report or Amendment No. 1 in any way other than as required to reflect the amendments discussed above and reflected herein.

Part III

Item 11. Executive Compensation

Item 11 of Part III of the Annual Report, as amended by Amendment No. 1, is hereby further amended by restating in its entirety the “Summary Compensation Table” and footnotes thereto included therein as set forth below:

Summary Compensation Table. The table below sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2004, 2003 and 2002 to our chief executive officer and each of our three other executive officers who were serving as executive officers on December 31, 2004. We refer to these officers as our named executive officers.

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Other (1)	Restricted Stock Awards (2)	Securities Underlying Options		All Other Compensation
Joseph E. Cresci Chairman	2004 2003 2002	$ $ $	222,908 330,000 400,000	— — —	$14,452 — —	$59,995 — —	142,858 — —		— — —

Kamlesh R. Tejwani (3) President and Chief Executive Officer	2004 2003 2002	$ $	225,000 110,913 —	— — —	$9,080 — —	— — —	571,429 — —	(4)	— — —

Donald A. Livingston Executive Vice President and President, Microgy, Inc.	2004 2003 2002	$ $ $	256,350 378,900 400,000	— — —	$12,348 — —	$19,998 — —	142,858 — —		— — —

R. Jeffrey Macartney (5) Chief Financial Officer and Treasurer	2004 2003 2002	$ $ $	185,583 148,667 109,333	— — —	$6,600 — —	$10,661 — —	— 42,857 14,286		— — —

(1)	Consists of payment of lease expenses for automobiles that are partially used for personal use.
(2)	Consists of 9,966, 3,322 and 1,771 shares of our common stock underlying restricted stock awards granted to Messrs. Cresci, Livingston and Macartney in 2004 in accordance with the terms of our 2003 Incentive Compensation Plan in consideration of salary reductions taken in 2003 and 2004. Shares subject to awards vest in four equal installments for each full calendar quarter of service completed from and after March 31, 2005. The value of the awards is based on the closing price of $6.02 for our common stock on the OTC Bulletin Board on March 15, 2004, the date of grant.
(3)	Mr. Tejwani joined us in July 2003. Accordingly, no information is shown for 2002.
(4)	On March 29, 2004, the Company and Mr. Tejwani entered into an amendment to the option agreement relating to these options pursuant to which the original option grant to Mr. Tejwani covering 714,286 shares was reduced by 142,857 shares.
(5)	Mr. Macartney joined us in April 2002.

3

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits

Item 15(b) of Part IV of the Annual Report is hereby amended by adding the following exhibits to the exhibit list set forth therein:

Exhibit No.	Description
10.64+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Joseph E. Cresci

10.65+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Donald A. Livingston

10.66+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and John R. Cooper

10.67+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Jessie J. Knight Jr.

10.68+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and August Schumacher, Jr.

10.69+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Robert I. Weisberg

10.70+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and R. Jeffrey Macartney

10.71+	Summary of Non-Employee Director Compensation

+	Management contract or compensatory plan or arrangement

The following additional exhibits are filed with this Amendment No. 2. These exhibits do not amendment the corresponding exhibits previously filed with the Annual Report or Amendment No. 1.

Exhibit No.	Description
31.01	Section 302 Certificate of Chief Executive Officer

31.02	Section 302 Certificate of Chief Financial Officer

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ENVIRONMENTAL POWER CORPORATION

July 18, 2005	By:	/s/ Kamlesh R. Tejwani
Kamlesh R. Tejwani
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph E. Cresci Joseph E. Cresci	Chairman and Director	July 18, 2005

/s/ Kamlesh R. Tejwani Kamlesh R. Tejwani	President & Chief Executive Officer and Director (Principal Executive Officer)	July 18, 2005

/s/ Donald A. Livingston Donald A. Livingston	Executive Vice President and Director	July 18, 2005

/s/ John F. O’Neill John F. O’Neill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	July 18, 2005

/s/ John Cooper John Cooper	Director	July 18, 2005

/s/ Jessie J. Knight, Jr. Jessie J. Knight, Jr.	Director	July 18, 2005

/s/ August Schumacher, Jr. August Schumacher, Jr.	Director	July 18, 2005

Robert I. Weisberg	Director

5