Form 10-Q
period 2005-06-30
ENVIRONMENTAL POWER CORP
filed 2005-08-12
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock outstanding at June 30, 2005: 7,417,558 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004

ASSETS	June 30, 2005 (unaudited)	December 31, 2004
Current Assets
Cash and cash equivalents	$7,696,160	$382,961
Restricted cash	3,024,830	1,916,887
Receivables	14,382,611	16,313,787
Fuel inventory	975,154	1,269,297
Unbilled revenues	—	624,683
Other current assets	888,186	171,230

Total Current Assets	$26,966,941	$20,678,845
Property, Plant, and Equipment, net	$459,885	$424,407
Lease Rights, net	1,639,989	1,714,491
Accrued Power Generation Revenues	77,517,314	77,456,366
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	225,328	225,328
Licensed Technology Rights, net	2,978,546	3,071,296
Notes Receivable, net	2,361,000	—
Other Assets	532,492	464,253

TOTAL ASSETS	$117,594,361	$108,947,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,394,620	$12,119,212
Working capital loan	902,000	2,653,000
Billings in excess of revenues	1,264,617	—

Total Current Liabilities	$13,561,237	$14,772,212
Deferred Gain, net	$3,392,517	$3,546,723
Secured Promissory Notes Payable and Other Borrowings	2,793,992	2,954,123
Accrued Lease Expenses	77,517,314	77,456,366

Total Liabilities	$97,265,060	$98,729,424
Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	75,060	49,714
Additional paid-in capital	27,553,798	14,946,486
Accumulated deficit	(7,411,670)	(5,331,347)
Accumulated other comprehensive loss	(204,858)	(204,858)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	1,340,392	1,783,745
Notes receivable from officers and board members	(638,219)	(640,110)

Total Shareholders’ Equity	$20,329,201	$10,218,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,594,361	$108,947,852

See Notes to Condensed Financial Statements.

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	Preferred stock of subsidiary, no par value,10 shares authorized; 10 shares issued as of June 30, 2005 and December 31, 2004, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 7,505,988 issued and 7,417,558 outstanding as of June 30, 2005; 21,400,000 shares authorized; 4,971,417 issued and 4,882,987 outstanding as of December 31, 2004.
(4)	88,430 shares at cost, as of June 30, 2005 and December 31, 2004.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2005 and June 30, 2004

	3 Months Ended		6 Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Power Generation Revenues	$13,907,353	$11,602,886	$27,821,865	$25,941,274
Product Sales	945,316	—	2,201,818	—

TOTAL REVENUES	$14,852,669	$11,602,886	$30,023,683	$25,941,274
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$6,264,148	$9,204,006	$12,496,387	$15,485,128
Lease expenses (2)	5,736,523	4,816,720	11,306,319	9,613,404
Microgy
Cost of goods sold	1,923,565	—	3,469,235	—
General and administrative (3)	3,023,237	1,553,759	4,872,203	2,876,424
Non-cash compensation	225,737	2,206,487	(361,820)	2,438,309
Depreciation and amortization	122,338	121,356	238,891	245,345

TOTAL COSTS AND EXPENSES	$17,295,548	$17,902,328	$32,021,215	$30,658,610
OPERATING LOSS	$(2,442,879)	$(6,299,442)	$(1,997,532)	$(4,717,336)
OTHER INCOME (EXPENSE):
Interest income	$71,862	$10,378	$98,098	$16,673
Interest expense	(125,343)	(179,085)	(263,293)	(387,065)
Amortization of deferred gain	77,102	77,102	154,205	154,205
Other (expense) income	28,392	—	28,392	—

TOTAL OTHER (EXPENSE) INCOME	$52,013	(91,605)	$17,402	$(216,187)
LOSS BEFORE TAXES	$(2,390,866)	$(6,391,047)	$(1,980,130)	$(4,933,523)
INCOME TAX PROVISION EXPENSE (BENEFIT)	93,397	(261,062)	97,693	(232,389)
NET LOSS	$(2,484,263)	$(6,129,985)	(2,077,823)	$(4,701,134)

Preferred Securities Dividend Requirements of Subsidiary	$(1,250)	$(1,250)	$(2,500)	$(2,500)
Loss Available to Common Shareholders	$(2,485,513)	$(6,131,235)	$(2,080,323)	$(4,703,634)
Weighted Average Common Shares Outstanding
Basic	7,417,558	4,408,792	6,886,775	4,112,536
Diluted	7,417,558	4,408,792	6,886,775	4,112,536
EARNINGS PER COMMON SHARE
Basic	$(0.34)	$(1.39)	$(0.30)	$(1.14)
Diluted	$(0.34)	$(1.39)	$(0.30)	$(1.14)

See Notes to Condensed Financial Statements.

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and June 30, 2004

	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)	(unaudited)
Net loss	$(2,077,823)	$(4,701,134)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	238,891	245,345
Amortization of deferred gain	(154,206)	(154,205)
Interest expense, accrued and added to balance of borrowing	79,059	153,203
Non-cash, stock based compensation (income) expense	(361,820)	2,438,309
Provision for bad debts	750,000	—
Accrued power generation revenues	(60,948)	(1,070,815)
Accrued lease expenses	60,948	1,070,815
Changes in operating assets and liabilities:
Decrease in receivables	1,931,176	2,004,487
Decrease in fuel inventory	294,143	—
Decrease (increase) in unbilled revenues	624,683	(665,807)
Increase (decrease) in other current assets	(716,956)	3,423
Increase in notes receivable, net	(3,111,000)	—
Increase in other assets	(68,239)	(492,407)
Decrease in accounts payable and accrued expenses	(726,341)	1,705,375
Decrease in other current liabilities	—	(389,535)
Increase in billings in excess of revenues	1,264,617	—

Net cash (used for) provided by operating activities	$(2,033,816)	147,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(1,107,943)	$(1,146,937)
Property, plant and equipment expenditures	(107,117)	(5,064)

Net cash used for investing activities	$(1,215,060)	$(1,152,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(2,500)	$(2,500)
Proceeds from sale of common stock	12,409,375	—
Repayments under secured promissory note payable	(237,441)	—
Private placement of common stock	—	5,068,019
Repayment of secured promissory note payable	—	(777,391)
Repayments of notes receivable from officers and board members	1,891	—
Exercise of stock options	141,750	—
Net repayments under working capital loan	(1,751,000)	(842,261)

Net cash provided by financing activities	$10,562,075	$3,445,867

INCREASE IN CASH AND CASH EQUIVALENTS	$7,313,199	$2,440,920

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$382,961	1,444,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,696,160	$3,885,790

See Notes to Condensed Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity for Six Months Ended June 30, 2005

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(2,500)						(2,500)
Issuance options & warrants for services			—	—	81,533	—	—	—	—	(443,353)	—	(361,820)
Exercise of Stock Options			34,571	346	141,404							141,750
Secondary Public Offering			2,500,000	25,000	12,384,375							12,409,375
Principal repayment on officer note											1,891	1,891
Net loss						(2,077,823)						(2,077,823)
Balance at June 30, 2005	10	$100	7,505,988	$75,060	$27,553,798	$(7,411,670)	$(204,858)	88,430	$(385,402)	$1,340,392	$(638,219)	$20,329,201

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

Earnings Per Share	Three Months Ended		Six Months Ended
	6/30/2005	6/30/2004	6/30/2005	6/30/2004
Income (Loss) available to shareholders	$(2,484,263)	$(6,129,985)	$(2,077,823)	$(4,701,134)
Dividends to preferred stockholders	(1,250)	(1,250)	(2,500)	(2,500)

Earnings (Numerator)	$(2,485,513)	$(6,131,235)	$(2,080,323)	$(4,703,634)
Basic Shares (Denominator)	7,417,558	4,408,792	6,886,775	4,112,536

Basic EPS	$(0.34)	$(1.39)	$(0.30)	$(1.14)
Assumed exercise of dilutive stock options	—	—	—	—
Diluted Shares	7,417,558	4,408,792	6,886,775	4,112,536

Diluted EPS	$(0.34)	$(1.39)	$(0.30)	$(1.14)

NOTE C —STOCK OPTIONS AND STOCK-BASED COMPENSATION

We have elected to account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which uses the intrinsic value method of accounting. Accordingly, the Company has not recognized compensation expense for the fair value of certain stock-based awards in its condensed consolidated statements of operations.

We account for non-employee stock compensation under SFAS 123 and EITF 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of the options or warrants is calculated using a Black-Scholes option model.

During the six months ended June 30, 2005, we issued 301,790 options under the 2001 Stock Incentive Plan. No options were issued during the three months ended June 30, 2005.

During the three months ended June 30, 2004, we issued 287,142 options under the 2001 Stock Incentive Plan and 57,142 options under the 2002 Director Option Plan. During the six months ended June 30, 2004, we issued 288,571 options under the 2001 Stock Incentive Plan, 57,142 options under the 2002 Director Option Plan, and 285,714 options outside of any plan.

We recorded $225,738 of stock-based compensation expense in the three months ended June 30, 2005 and $361,820 of stock based compensation income for the six months ended June 30, 2005. We recorded $2,206,487 of stock-based compensation expense in the three months ended June 30, 2004 and $2,438,309 in the six months ended June 30, 2004. The following table shows the composition of the non-cash, stock-based compensation for the three and six months ended June 30, 2005.

NON-CASH STOCK-BASED COMPENSATION	Three Months	Six Months	Three Months	Six Months
	June 30, 2005		June 6, 2004
Stock & option grants to non-employees	$55,322	$81,534	$—	$226,974
Stock grants to employees	27,559	56,646	29,087	33,935
Expense (income) related to variable accounting treatment of options	142,856	(500,000)	2,177,400	2,177,400

Total non-cash stock-based compensation	$225,737	$(361,820)	$2,206,487	$2,438,309

The following table reflects pro forma net income and earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Fair Market Per Share	$2.35	$6.09	$2.35	$6.09
Assumptions
Risk-free rate of return	4.48%	3.88%	4.48%	3.88%
Volatility	34.35%	97.93%	34.35%	97.93%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	6	9	6	9
Net (loss) income available to common shareholders	(2,485,513)	(6,131,235)	(2,080,323)	(4,703,634)
add back: compensation expense (income) under the intrinsic value method	142,857	2,177,400	(500,000)	2,177,400
subtract: additional compensation expense under SFAS 123, net of taxes	(694,031)	(293,064)	(930,444)	(794,621)
Net (loss) income available to common shareholders under SFAS 123	$(3,036,687)	$(4,246,899)	$(3,510,767)	$(3,320,855)
Basic EPS, as reported	$(0.34)	$(1.39)	$(0.30)	$(1.14)
Basic EPS, under SFAS 123	(0.41)	(0.96)	(0.51)	(0.81)
Diluted EPS, as reported	(0.34)	(1.39)	(0.30)	(1.14)
Diluted EPS, under SFAS 123	(0.41)	(0.96)	(0.51)	(0.81)

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

Accumulated amortization of licensed technology rights was $731,454 as of June 30, 2005 and $638,704 as of December 31, 2004. Amortization expense for licensed technology rights was $46,375 and $92,750 for the three and six months ended June 30, 2005, respectively. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights
2005 Remaining	2006	2007	2008	2009	Thereafter	Total
$ 92,750	185,500	185,500	185,500	185,500	2,143,796	$2,978,546

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) was issued in December 2004. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123(R) include stock options, restricted share plans, performance-based awards, share appreciation rights, and employee stock purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. SFAS 123(R) requires the use of the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date, January 1, 2006;
•	All modifications, repurchases or cancellations of existing awards after the effective date; and
•	Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We will be adopting the modified prospective application of SFAS 123(R). The Company has not yet finalized its analysis of the impact related to the implementation of SFAS 123(R).

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs—Our net periodic pension costs are comprised of the following components:

	Six Months Ended
Net Periodic Pension Cost	June 30, 2005	June 30, 2004
Service cost	$139,084	$96,069
Interest cost	66,934	59,431
Expected return on assets	(62,429)	(55,464)
Amortization of prior service cost	8,050	8,050
Amortization of actuarial loss	8,049	9,791

Net periodic pension cost	$159,687	$117,876

Plan Assets – The following table sets out the market value of out retirement plan as of June 30, 2005 and December 31, 2004.

Pension Assets	June 30, 2005	December 31, 2004
Equity securities	$1,209,309	$989,451
Fixed income securities	647,035	457,338
Cash	64,113	113,940

Total	$1,920,457	$1,560,729

Employer Contributions – We made contributions to the pension plan of $380,866 in the first quarter of 2005. See Note L.

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$104,206	199,165	40,324	—	—	—	$343,694
ArcLight Loan (1)	—	—	1	1	1	2,183,522	2,183,525
Scrubgrass Lease Payments	10,857,500	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	315,065,500
Scrubgrass Fuel Contracts	1,256,500	2,599,000	2,687,000	2,385,000	2,061,000	6,626,000	17,614,500

TOTAL	$12,218,206	28,856,165	31,637,325	31,775,001	34,520,001	196,200,522	$335,207,219

EPC Corporation Debt Obligations – On September 4, 2003, we entered into a Note Purchase Agreement with Crystal Creek Coalpower Funding, LLC, an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight, pursuant to which our subsidiary, EPC Corporation, which holds as its sole asset the stock of Buzzard, agreed to issue and sell to ArcLight up to $5,400,000 original principal amount of its 20.0% Senior Secured Notes due December 31, 2012, consisting of Note A in the original principal amount of $3,700,000 and Note B in the original principal amount of $1,700,000. ArcLight purchased Note A on September 4, 2003, as a result of which EPC Corporation received gross proceeds of $3.7 million. We do not expect ArcLight to purchase Note B. The aggregate minimum principal and interest to be paid by EPC Corporation on Note A over the term of Note A is $4.8 million. Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal. Distributions from Scrubgrass are required to be used to repay Note A. After it is paid in full, we will keep the next $1.4 million of distributions. Thereafter, future distributions will be shared equally through December 31, 2012. Any unpaid interest that has accrued on the 15th of each month is added to the balance of the note.

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of June 30, 2005, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of June 30, 2005 and December 31, 2004:

Long Term Debt Obligations	Balance at	Balance at
	June 30, 2005	December 31, 2004
Sunnyside plant obligations	$583,030	$583,030
Auto loan	27,437	30,953
ArcLight Note Payable	2,183,525	2,340,140

TOTAL	$2,793,992	$2,954,123

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of June 30, 2005 and December 31, 2004:

Description of the Obligation	Balance at June 30, 2005	Balance at December 31, 2004	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	133,340,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	2,093,000	3,588,000	7.6725%

TOTAL	135,433,000	139,188,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	902,000	2,653,000	LIBOR + 1.250%

TOTAL	902,000	2,653,000

Because we are not required to fund Buzzard’s operating losses, including payments on lease obligations, or otherwise invest further from sources outside of the Scrubgrass plant, Buzzard’s lease obligations for the lessor’s debt are not reported in our consolidated financial statements. As these debt obligations mature, they will be billed by the lessor to Buzzard and reported as a lease expense in our consolidated financial statements.

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $638,219 and $640,110 as of June 30, 2005 and December 31, 2004, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,030. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action relating thereto runs out after 2007.

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended June 30, 2005
Revenues	13,907,353	945,316	—	14,852,669
Interest income	17,014	—	54,848	71,862
Interest expense	(15,565)	(393)	(109,385)	(125,343)
Depreciation and amortization	59,265	52,694	10,379	122,338
Amortization of deferred gain	—	—	77,102	77,102
Capital (sales) expenditures	—	(8,694)	44,597	35,903
Pre-tax income (loss)	841,114	(2,447,302)	(784,678)	(2,390,866)
Identifiable assets	96,955,279	10,878,545	9,760,537	117,594,361

Three Months Ended June 30, 2004
Power generation revenues	11,602,886	—	—	11,602,886
Interest income	3,610	—	6,768	10,378
Interest expense	(10,797)	—	(168,288)	(179,085)
Depreciation and amortization	67,975	48,675	4,706	121,356
Amortization of deferred gain	—	—	77,102	77,102
Capital expenditures	—	—	5,064	5,064
Pre-tax income (loss)	(3,590,088)	(471,261)	(2,329,698)	(6,391,047)
Identifiable assets	93,197,276	7,718,972	5,806,814	106,723,061

Six Months Ended June 30, 2005
Revenues	27,821,865	2,201,818	—	30,023,683
Interest income	26,098	—	72,000	98,098
Interest expense	(33,049)	(802)	(229,442)	(263,293)
Depreciation and amortization	118,530	104,972	15,389	238,891
Amortization of deferred gain	—	—	154,205	154,205
Capital expenditures	—	4,660	102,457	107,117
Pre-tax income (loss)	1,818,193	(3,556,544)	(241,779)	(1,980,130)
Identifiable assets	96,955,279	10,878,545	9,760,537	117,594,361

Six Months Ended June 30, 2004
Power generation revenues	25,941,274	—	—	25,941,274
Interest income	6,437	—	10,236	16,673
Interest expense	(18,931)	—	(368,134)	(387,065)
Depreciation and amortization	138,919	97,221	9,205	245,345
Amortization of deferred gain	—	—	154,205	154,205
Capital expenditures	—	—	5,064	5,064
Pre-tax income (loss)	(1,064,568)	(1,004,980)	(2,863,975)	(4,933,523)
Identifiable assets	93,197,276	7,718,972	5,806,814	106,723,061

NOTE I – CONTRACTS

Revenues and profits from our contracts, referred to as product sales, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at June 30, 2005 and December 31, 2004, consisted of the following:

Accounting for Contracts	June 30, 2005	December 31, 2004
Billings in excess of revenues (liability)	$1,264,617	$737,082
Unbilled work (asset)	$—	$624,683

NOTE J – NOTES RECEIVABLE

In June 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and completed a substantial portion of the digester at Norswiss Dairy. Each digester will begin operations over the next several months. The sales price for each digester is $1,037,000. The Company will be paid from the cash flow from the sale of gas generated under the applicable Biogas Supply Agreement with Dairyland Cooperative, which extends through 11 years after the sale for the facility to which it relates. The Company will be paid up to a maximum of $3,111,000 plus interest at 5% per annum, which is evidenced by three notes of $1,037,000 each. Accordingly, we have valued these notes based on our current estimate of the future cash flow stream from the sale of gas, which we estimate will be $2,361,000. On a go-forward basis, we will continue to evaluate the estimated operating cash flows from these digesters that support the realizability of these notes and make further adjustments, if required.

Notes Receivable	June 30, 2005
Notes receivable (3 notes at $1,037,000 each)	$3,111,000
Bad debt reserve	(750,000)

Notes receivable, net	$2,361,000

NOTE K – PUBLIC OFFERING

On February 3, 2005, we successfully completed a public offering of our common stock, raising $12,409,375 in net proceeds. We issued 2,500,000 shares of common stock as a result of this offering.

NOTE L – SUBSEQUENT EVENTS

On July 11, 2005, the Board of Directors voted to authorize management to terminate our pension plan at such time as management deemed appropriate. The termination of the pension plan, which was announced on August 1, 2005, will be effective on September 30, 2005. Participants will receive distributions from the plan based upon the credited years of service at the date of the plan’s termination. The Company may have to make additional contributions to the plan of $350,000 to meet any outstanding obligations. This amount has been accrued as of June 30, 2005.

On July 13, 2005, the Company entered into transition arrangements with Joseph Cresci and Andy Livingston relating to their retirement at the end of this year. The agreements provide for the issuance of additional performance-based options relating to the achievement of Company goals during the transition period, and also provide for severance payments. These agreements do not impact either of their positions on the board of directors.

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

Overview

Our mission is to be a leading company in resource management and energy production technologies that serve multiple socially responsible markets. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed two anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We currently have two principal business units, Buzzard Power Corporation and Microgy, Inc., which are described below.

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

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications, such as the sale of refined biogas s a commodity. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. In August 2005, the federal energy bill, which includes provisions that provide for $3.1 billion in tax incentives for renewable energies, was signed into law. The law provides a ten-year,

$0.009/KWH tax credit for certain types of “open loop biomass” renewable power projects placed in service by the end of 2007. Microgy’s projects are expected to qualify for some or all of these tax credits and other benefits. This trend, along with increases in the costs of conventional energy, positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source. We believe that Microgy represents a substantial portion of our future potential growth and, as such, we currently are investing most of our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and six months ended June 30, 2005 with the results of operations for the three and six months ended June 30, 2004. Unless otherwise indicated, all references to 2005 pertain to the six months ended June 30, 2005 and all references to 2004 pertain to the six months ended June 30, 2004. Historical results and trends that might appear should not be taken as indicative of future operations.

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

RESULTS OF OPERATIONS

Six-month period ended June 30, 2005 compared to six-month period ended June 30, 2004.

For the six months ended June 30, 2005, we incurred a net loss of $2.1 million, or loss per common share of $0.30, compared to net loss of $4.7 million, or loss per common share of $1.14, for the six months ended June 30, 2004. The decrease in net loss was primarily attributable to a change in the schedule of the planned major maintenance outage at Buzzard. Historically, the major maintenance outage occurred in the second quarter of the year. This year the outage will occur in the fourth quarter. As a result, power generation revenues increased by $1.9 million. The decrease in net loss was also attributable to a decrease of $3.0 million in operating expenses at Buzzard and a decrease of $2.8 million in non-cash compensation. These decreases were partially offset by a $1.7 million increase in Buzzard lease expenses and a $2.7 million increase in general and administrative expenses.

Revenues increased by $4.1 million to $30.0 million for the six months ended June 30, 2005, as compared to $25.9 million for the same period in 2004. Buzzard operated at 98% of capacity for this period compared to 85% of capacity for the same period in 2004. Billed power generation revenues at Buzzard increased $1.9 million to $27.8 million in the six months ended June 30, 2005 from $25.9 million for the six months ended June 30, 2004. This increase in billed power generation revenues was partially offset by a decrease in accrued power generation revenues of $1.0 million. In addition, Microgy recognized $2.2 million of revenues relating to its first three projects, based upon the percentage of completion method, during the six months ended June 30, 2005, compared to no such revenues in the same period in 2004.

Costs and expenses increased by $1.3 million, or 4%, to $32.0 million for the six months ended June 30, 2005, as compared to $30.7 million for the same period in 2004. Contributing to this increase was an increase in lease expenses at Buzzard that increased by $1.7 million as a result of higher interest rates and scheduled principal payments. Furthermore, Microgy incurred cost of good sold of $3.5 million, including bad debt reserves, for six months ended June 30, 2005 whereas there were no such costs in same period 2004. In addition, general and administrative costs increased by $2.0 million for the six months ended June 30, 2005 as a result of additional staff expansion, as well as accruals for additional pension obligations and severance pay. These increases were partially offset by a $3.0 million decrease in Buzzard operating expenses as a result of maintenance timing and a $2.8 million decrease in non-cash compensation, which is related to non-employee stock and option grants and employee options that are subject to variable accounting treatment.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $1.8 million for the six months ended June 30, 2005, compared to a pre-tax loss of $1.1 million for the same period in 2004. This improvement is due to the change in the schedule of the planned major maintenance outage at Buzzard. Historically, the major maintenance outage occurred in the second quarter of the year, whereas this year the outage will occur in the fourth quarter.

Revenues at Buzzard, which are comprised of power generation revenues, increased by $1.9 million to $27.8 million for the six months ended June 30, 2005, as compared to $25.9 million for the same period in 2004. Buzzard operated at 98% of capacity for this period, compared to 85% of capacity for the same period in 2004. This increase in billed power generation revenues as a result of improved capacity was partially offset by a 2% decrease in billed power rates and by a decrease in accrued power generation revenues of $1.0 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the six months ended June 30, 2005 decreased by $3.0 million to $12.5 million, as compared to $15.5 million for the same period in 2004. This decrease was primarily a result of decreases in maintenance costs of $3.5 million that are related to the change in the planned outage schedule from the second quarter to the fourth quarter, as discussed above. The maintenance costs for the planned outage will occur in fourth quarter of this year.

Lease expenses at Buzzard for the six months ended June 30, 2005 increased by $1.7 million to $11.3 million, as compared to $9.6 million for the same period in 2004. This increase resulted from increases of $2.0 million in scheduled equity rent payments and $641,000 in bond interest for the six months ended June 30, 2005 as compared to the same period last year. These increases were partially offset by decreases in deferred lease expenses of $1.0 million for the six months ended June 30, 2005, as compared to the same period in 2004.

Microgy

Pre-tax losses at Microgy increased to $3.6 million for the six months ended June 30, 2005, as compared to $1.0 million for the six months ended June 30, 2004. This increase resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy recognized revenues of $2.2 million for the six months ended June 30, 2005. No revenues were recognized in the same period in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. We began billing Dairyland for construction costs on the generator portion of these projects in August 2004. As of June 30, 2005, we had deferred contract revenues of $1.2 million. These revenues are expected to be recognized during the next half of the year as we complete the construction of these first three projects.

Microgy’s cost of goods sold increased to $3.5 million for the six months ended June 30, 2005, as compared to no such cost for the same period in 2004. $2.7 million of these expenses represent the construction costs related to the first three Dairyland projects, which had not yet commenced construction in the first half of 2004. The increase in project expenses includes a $750,000 bad debt reserve, which is described in more detail in Note J to the financial statements included in this report.

These first three projects represent the initial steps in our strategy to commercialize our licensed technology. As such, we have expected and incurred substantial start-up, engineering, and construction costs that we do not expect to have to incur in future projects. The two completed digesters have been producing gas, and we expect them to meet our initial gas production expectations.

Given the nature of the emerging markets in which we operate, we felt it prudent to expedite the deployment of our initial projects in order to validate our technology and showcase the capabilities of our facilities. We believe that by pursuing this strategy we have successfully accomplished our intended goals. We have begun operations on two facilities, are completing construction on our third, and have demonstrated gas production in excess of target levels. By launching these projects we have demonstrated that the leading European technology at the core of our facilities works in the United States, and have moved next-generation anaerobic digestion power projects in the United States from the conceptual to the operational phase. In addition, we believe that the launch of our first project has generated substantial interest in our technology and our company, laying the groundwork for future growth and increased shareholder value.

General and administrative expenses for Microgy increased by $1.3 million to $2.2 million for the six months ended June 30, 2005, as compared to $908,000 for the six months ended June 30, 2004. This increase is primarily due to increases during the first half of 2005 in payroll expenses of $546,000 due to the additional staff needed for the growth of Microgy, $294,000 in professional fees and $250,000 in project expenses, in each case as compared to the same period in 2004.

The commercial terms of the initial projects are not indicative of the commercial terms for future projects. The reserve on these notes would not be required were gas sold at current market prices. However, in order to expedite the deployment of these initial projects and capture the benefits described above, we chose to accept certain commercial terms and incur certain expenses that we do not expect to incur on future projects. For example, for each of these initial projects, Dairyland Power Cooperative is to purchase, for a thirty-year period, the biogas generated by the digester at a below-market price of $3.00 per MMBTU. In addition, initial operating costs of these first facilities are higher than we expect for future projects. As we build additional projects, further implement operational infrastructure and gain operating experience, we expect these costs to decline.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the six months ended June 30, 2005. We had pre-tax loss in this segment of $209,000 for the six months ended June 30, 2005, compared to a pre-tax loss of $2.9 million for the same period in 2004. This decrease is attributable to the variable accounting of performance-based options, as discussed below.

The accounting for performance-based options resulted in income of $500,000 for the six months ended June 30, 2005, as the closing price of our common stock decreased to $5.60 on June 30, 2005 from $7.00 on December 31, 2004. Please see Note C to the financial statements included in this Report for more information. In 2004, the variable accounting of performance-based options resulted in an expense of $2.2 million.

We had other income in this segment of $25,000 for the six months ended June 30, 2005, compared to expenses of $204,000 for the same period in 2004. The decrease in other expenses is primarily due to decreases in interest expenses of $139,000 for the first half of 2005, due to the fact that we have continued to make repayments on the principal balance of the ArcLight loan, as described in Note G to the financial statements included in this report.

Three-month period ended June 30, 2005 compared to three-month period ended June 30, 2004.

For the three months ended June 30, 2005, we had a net loss of $2.5 million compared to a loss of $6.1 million for the three months ended June 30, 2004. The decrease in net loss was primarily attributable to a change in the schedule of the planned major maintenance outage at Buzzard. Historically, the major maintenance outage has occurred in the second quarter of the year. This year, the outage will occur in the fourth quarter. As a result, power generation revenues increased by $2.3 million for the 2005 period as compared to the 2004 period. Additionally, for the three months ended June 30, 2005, we recorded decreases in operating expenses at Buzzard of $2.9 million and in non-cash compensation expense at Environmental Power of $2.0 million. These savings were largely offset by increases in lease expenses of $919,000, in cost of goods sold of $1.2 million, and in general and administrative expenses of $2.2 million.

Revenues increased by $3.2 million to $14.8 million for the three months ended June 30, 2005, as compared to $11.6 million from the same period in 2004. This increase was attributable to an increase of $2.3 million in revenues from Buzzard and total revenues of $945,000 from Microgy, which did not produce any revenues during the same period in 2004. Buzzard’s operating capacity for the period was 97%, compared to 75% for the three months ended June 30, 2004. Billed power generation revenues increased by $2.8 million as a result of Buzzard’s improved capacity.

Costs and expenses decreased from $17.9 million for the three months ended June 30, 2004 to $17.2 million for the same period in 2005. The decrease was primarily attributable to a $2.9 million decrease in operating expense at Buzzard and a $2.0 million decrease in non-cash compensation expenses. The savings at Buzzard relate to the change in the major maintenance schedule discussed above. These decreases were largely offset by increases in cost of goods sold at Microgy of $2.0 million and in general and administrative expenses of $1.5 million for the three months ended June 30, 2005 as compared to the same period in 2004.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $841,000 for the three months ended June 30, 2005, compared to a pre-tax loss of $3.6 million for the three months ended June 30, 2004. This improvement is due to the change in the schedule of the planned major maintenance outage at Buzzard. Historically, the major maintenance outage occurred in the second quarter of the year, whereas this year the outage will occur in the fourth quarter.

Revenues at Buzzard, which consist of power generation revenues, increased by $2.3 million to $13.9 million for the three months ended June 30, 2005, as compared to $11.6 million for the same period in 2004. Buzzard operated at 97% of capacity for this period, compared to 75% of capacity for the same period in 2004. This increase in billed power generation revenues as a result of the improved operating capacity was partially offset by a 2% decrease in billed power rates and by a decrease in accrued power generation revenues of $500,000. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended June 30, 2005 decreased by $2.9 million to $6.3 million, as compared to $9.2 million for the same period in 2004. This decrease was primarily a result of decreases in maintenance costs of $3.6 million that are related to the change in the planned outage schedule discussed above. The maintenance costs for the planned outage will occur in fourth quarter of this year.

Lease expenses at Buzzard for the three months ended June 30, 2005 increased by $920,000 to $5.7 million, as compared to $4.8 million for the same period in 2004. This increase resulted from increases of $975,000 in scheduled principal repayments and equity rent payments and $417,000 in bond interest for the three months ended June 30, 2005 as compared to the same period last year. These increases were partially offset by decreases in deferred lease expenses of $505,000 for the three months ended June 30, 2005 as compared to the same period in 2004.

Microgy

Pre-tax losses at Microgy increased to $2.4 million for the three months ended June 30, 2005, from $471,000 for the three months ended June 30, 2004. This increase resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy recognized revenues of $945,000 for the three months ended June 30, 2005. No revenues were recognized in the same period in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. We began billing Dairyland for construction costs on the generator portion of these farms in August 2004. As of June 30, 2005, we had deferred contract revenues of $1.2 million. These revenues are expected to be recognized in the next half of the year as we complete the construction of these first three projects.

Cost of goods sold at Microgy increased to $1.9 million for the three months ended June 30, 2005, as compared to no such costs for the same period in 2004. These expenses represent the construction costs related to the first three Dairyland projects, which had not yet commenced construction in the first half of 2004 and a $750,000 bad debt reserve, which is described in more detail in Note J to the financial statements included in this report. These first three projects represent the initial steps in our strategy to commercialize our licensed technology. As such, we have expected and incurred substantial start-up, engineering, and construction costs that we do not expect to have to incur in future projects. The two completed digesters have been producing gas, and we expect them to meet our initial production expectations.

Given the nature of the emerging markets in which we operate, we felt it prudent to expedite the deployment of our initial projects in order to validate our technology and showcase the capabilities of our facilities. We believe that by pursuing this strategy we have successfully accomplished our intended goals. We have begun operations on two facilities, are completing construction on our third, and have demonstrated gas production in excess of target levels. By launching these projects we have demonstrated that the leading European technology at the core of our facilities works in the United States, and have moved next-generation anaerobic digestion power projects in the United States from the conceptual to the operational phase. In addition, we believe that the launch of our first project has generated substantial interest in our technology and our company, laying the groundwork for future growth and generation of shareholder value.

General and administrative expenses for Microgy increased by $500,000 to $1.5 million for the three months ended June 30, 2005, as compared to $423,000 for the three months ended June 30, 2004. This increase is primarily due to increases in project start-up and operating expenses of $350,000, payroll expenses of $357,000 for additional staff needed for the growth of Microgy, and $316 ,000 in professional fees.

The commercial terms of the initial projects are not indicative of the commercial terms for future projects. The reserve on these notes would not be required were gas sold at current market prices. However, in order to expedite the deployment of these initial projects and capture the benefits described above, we chose to accept certain commercial terms and incur certain expenses that we do not expect to incur on future projects. For example, for each of these initial projects, Dairyland Power Cooperative is to purchase, for a thirty-year period, the biogas generated by the digester at a below-market price of $3.00 per MMBTU. In addition, initial operating costs of these first facilities are higher than we expect for future projects. As we build additional projects, further implement operational infrastructure and gain operating experience, we expect these costs to decline.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended June 30, 2005. We had pre-tax loss in this segment of $752,000 for the three months ended June 30, 2005, compared to a pre-tax loss of $2.3 million for the three months ended June 30, 2004. This decrease is attributable to the variable accounting of performance-based options, as discussed below.

The accounting for performance-based options resulted in a non-cash expense of $143,000 for the three months ended June 30, 2005, as the closing price of our common stock increased to $5.60 on June 30, 2005 from $5.20 on March 31, 2004. Please see Note C to the financial statements included in this report for more information.

We had other income in this segment of $51,000 for three months ended June 30, 2005, compared to expenses of $84,000 for the same period in 2004. The decrease in other expenses is primarily due to decreases in interest expenses of $59,000 for the three months ended June 30, 2005 compared to the same period in 2004, due to the fact that we have continued to make repayments on the principal balance of the ArcLight loan, as described in Note G to the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $2.0 million in the six months ended June 30, 2005, compared to cash provided by operating activities of $147,000 for the same period in 2004. During these periods, our sources of cash from operating activities were operating profits from Scrubgrass and product sales at Microgy. We reported net a loss of $2.0 million during the six months ended June 30, 2005. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net income in the first half of 2005 to our net cash used in operating activities:

Depreciation and amortization – During the first half of 2005, we recognized depreciation and amortization for lease rights of $74,000, licensed technology rights of $93,000, and property plant and equipment of $72,000.

Deferred gain, net – Our deferred gain, net, decreased to $3.4 million as of June 30, 2005 from $3.5 million as of December 31, 2004. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – In the first half of 2005, we had $79,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for performance-based options resulted in income of $500,000 for the first half of 2005. This income was partially offset by expenses related to options issued to non-employees of $105,000 for the first quarter of 2005.

Bad debt reserve – We recorded a bad debt reserve of $750,000 related to the notes receivable at Microgy. See Note J to the financial statements included in this report for more information on the notes receivable.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the first quarter of 2005:

Receivables – Receivables at Buzzard decreased to $13.9 million on June 30, 2005 from $14.5 million on December 31, 2004. This decrease was due primarily to a 2% decrease in billable power rates. Microgy and EPC receivables and notes receivables increased to $2.9 million from $1.8 million for the first half of 2005 at June 30, 2005 due primarily to the notes receivable at Microgy. See Note J to the financial statements included in this report for more information on the notes receivable.

Fuel Inventory – Fuel inventory at Buzzard decreased to $975,000 on June 30, 2005 from $1,269,297 on December 31, 2004.

Unbilled Revenues – On June 30, 2005 we had no unbilled revenues at Microgy compared to $625,000 of unbilled revenues on December 31, 2004.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses decreased to $11.4 million on June 30, 2005 from $12.1 million on December 31, 2004. Accrued expenses for the six months ended June 30, 2005 include $350,000 of pension expenses and $200,000 of severance pay.

Investing Activities

Our cash used for investing activities was $1.2 million in the first half of 2005 as compared to $1.1 million in the first half of 2004. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $3.0 million on June 30, 2005. These funds will be used to pay for the major maintenance that will occur in the fourth quarter.

Property, plant and equipment – Property, plant and equipment expenditures were $107,000 for the six months ended June 30, 2005 compared to expenditures of $5,000 for the same period in 2004.

Financing Activities

Our cash provided by financing activities was $10.5 million in the six months ended June 30, 2005, compared to cash provided by financing activities of $3.4 million in the six months ended June 30, 2004. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $2,500 to its preferred stockholder during the six months ended June 30, 2005 and 2004.

Public Offering of Common Stock – On February 3, 2005, we successfully completed a public offering of our common stock, raising $12,409,375 in net proceeds. We issued 2,500,000 shares of common stock in connection with this offering.

Repayments of Notes Payable – In the six months ended June 30, 2005, we made payments of principal and accrued interest of $237,000 on the ArcLight loan.

Repayments of Notes Receivable from Officers and Board Members – In the six months ended June 30, 2005, we received principal repayments of $1,891 on notes receivable from officers and board members.

Exercise of Stock Options – We received $141,750 of gross proceeds from the exercise of stock options in the six months ended June 30, 2005.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $902,000 and $2.7 million as of June 30, 2005 and December 31, 2004, respectively. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2005.

2005 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2005 is being compared to our historical results of operations for 2004:

Buzzard

Power generation revenues are expected to decrease in 2005 due to a decrease in power rates pursuant to the terms of the power sales agreement with Penelec and a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. Pursuant to the terms of the ArcLight loan, all distributions from Buzzard are required to be used to repay the loan. Therefore, performance at Buzzard will not have an effect on our cash liquidity in 2005.

Operating expenses are expected to increase slightly in 2005 primarily due to an escalation in operator fees under the terms of the operations and maintenance agreement relating to Scrubgrass, resulting in approximately $2.4 million of operating expenses.

Lease expenses are expected to increase slightly in 2005. Lower payments on interest expenses will be offset by increased payments of scheduled principal payments.

Microgy

We expect increased revenues from Microgy in 2005. We have signed digester purchase and management agreements with five farms under the Dairyland relationship. Additionally, we have signed agreements with several other farms. However, these agreements remain subject to further definitive agreement and obtaining additional financing.

General and administrative expenses are expected to increase by approximately $4 million during 2005 primarily because we plan to grow our business to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel;
•	bad debt reserves discussed in Note J to the financial statements included in this report, and;
•	the use of consultants for technical, financial, legal and marketing services.

All Other Segments

We do not expect significant changes in general and administrative expenses related to All Other Segments. However, interest expense is expected to decrease in 2005 due to lower principal balances on the ArcLight loan.

Cash Flow Outlook

During 2005, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional debt at Microgy or equity funding, and the sale of the first products based upon Microgy’s technology. The requirement of additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard insofar as any available cash will be used to repay interest and principal on the ArcLight loan.

On February 3, 2005, we completed an underwritten public offering of our common stock. We issued 2,500,000 new shares of common stock at a price of $5.50 per share and raised $12,409,375 in net proceeds.

On June 30, 2005, our unrestricted cash balance was $7.7 million as compared to $383,000 as of December 31, 2004. In addition, our restricted cash balances were $3.0 million and $1.9 million at June 30, 2005 and December 31, 2004, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

Accordingly, our cash flow from operations for 2005 will be sufficient to fund:

•	our minimum lease and debt obligations;
•	our historic corporate overhead requirements; and
•	current taxes due.

However, these cash flows will not be sufficient to fund the construction of projects included in our marketing plans in the absence of obtaining additional financing.

Our present business strategy generally anticipates the outright sale of facilities as well as direct or indirect participation in the ownership of projects. We anticipate that project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective project owner will be able to secure project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy is a direct or indirect owner of projects, Microgy will need to obtain substantial additional financing to allow it to develop and construct such projects. While we may also seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

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

We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition in 2005.

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

The performance of our renewable energy technologies is dependent on the availability of animal or other organic waste resources to produce the raw energy and meet performance standards in the generation of power or biogas. Lack of these waste resources or adverse changes in the nature, quality, or cost of such waste resources would seriously affect our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot assure you that waste resources will be available in the future for free or at a price that makes them affordable for our waste-to-energy technologies.

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

If our relationship with the licensor of our technology were terminated for any reason, such licensor ceased doing business, our Microgy subsidiary would be negatively impacted.

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. The license agreement grants to Microgy a perpetual, exclusive license to develop projects based on this technology in North America. Pursuant to the license agreement, Microgy is required to pay one-time licensing fee per project and engineering and design fees to DBT in connection with the development of projects. Microgy relies upon DBT for technical advice and engineering assistance. Therefore, if DBT were to cease doing business, Microgy’s business may be negatively impacted.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The table appearing under the heading “Scrubgrass Debt Obligations” included in Note G to our financial statements included in this Report shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest rates will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,342,420 increase in our lease expense.

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

Debt – We have borrowings that bear interest at variable rates which are based on the London Interbank Offering Rate. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

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

As of June 30, 2005, the aggregate outstanding balance of our variable rate debt obligations was $902,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $133,340,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $9,020 and lease expense of $1,333,400. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472))

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

10.1	2005 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2005 Annual Meeting of Stockholders, as filed with the SEC on July 21, 2005 (SEC File No. 001-32393))

10.2	Summary of Non-Employee Director Compensation

10.3	Employment Offer Letter between the Registrant and Microgy, Inc., on the one hand, and Randall L. Hull, on the other hand, dated June 21, 2005.

10.4	Employment Offer Letter between the Registrant and John F. O’Neill, dated June 29, 2005.

10.5	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005.

10.6	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005.

10.7	Release and Severance Agreement between the Registrant and R. Jeffrey Macartney, dated July 28, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

All other items included in Part II to a Quarterly Report on Form 10-Q are omitted from this Report because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
August 12, 2005	/s/ John F. O’Neill
John F. O’Neill
Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472))

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

10.1	2005 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2005 Annual Meeting of Stockholders, as filed with the SEC on July 21, 2005 (SEC File No. 001-32393))

10.2	Summary of Non-Employee Director Compensation

10.3	Employment Offer Letter between the Registrant and Microgy, Inc., on the one hand, and Randall L. Hull, on the other hand, dated June 21, 2005.

10.4	Employment Offer Letter between the Registrant and John F. O’Neill, dated June 29, 2005.

10.5	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005.

10.6	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005.

10.7	Release and Severance Agreement between the Registrant and R. Jeffrey Macartney, dated July 28, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer