Form 10-Q
period 2005-09-30
ENVIRONMENTAL POWER CORP
filed 2005-11-08
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(603) 431-1780

(Registrant’s telephone number, including area code )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock outstanding at September 30, 2005: 7,418,632 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,146,205	$382,961
Restricted cash	3,245,632	1,916,887
Receivables	15,406,899	16,313,787
Fuel inventory	781,482	1,269,297
Unbilled revenues	—	624,683
Other current assets	994,461	171,230

Total Current Assets	$24,574,679	$20,678,845
Property, Plant, and Equipment, net	$431,310	$424,407
Construction in Progress	691,146	—
Lease Rights, net	1,602,738	1,714,491
Accrued Power Generation Revenues	77,547,791	77,456,366
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	225,328	225,328
Licensed Technology Rights, net	2,932,171	3,071,296
Notes Receivable, net	2,361,000	—
Other Assets	273,768	464,253

TOTAL ASSETS	$115,552,797	$108,947,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,192,051	$12,119,212
Billings in excess of revenues	829,083	$—
Working capital loan	616,000	2,653,000

Total Current Liabilities	$12,637,134	$14,772,212
Deferred Gain, net	$3,315,415	$3,546,723
Secured Promissory Notes Payable and Other Borrowings	2,715,842	2,954,123
Accrued Lease Expenses	77,547,791	77,456,366

Total Liabilities	$96,216,182	$98,729,424
Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	75,070	49,714
Additional paid-in capital	27,689,989	14,946,486
Accumulated deficit	(10,666,350)	(5,331,347)
Accumulated other comprehensive loss	(204,858)	(204,858)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	3,466,185	1,783,745
Notes receivable from officers and board members	(638,219)	(640,110)

Total Shareholders’ Equity	$19,336,515	$10,218,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,552,797	$108,947,852

See Notes to Condensed Financial Statements.

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2005 and December 31, 2004, respectively.

(3)	$.01 par value; 21,400,000 shares authorized; 7,507,062 issued and 7,418,632 outstanding as of September 30, 2005; 21,400,000 shares authorized; 4,971,417 issued and 4,882,987 outstanding as of December 31, 2004.

(4)	88,430 shares at cost, as of September 30, 2005 and December 31, 2004.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

	3 Months Ended		9 Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Power Generation Revenues	$14,513,662	$15,101,828	$42,335,527	$41,043,102
Product Sales	1,358,539	1,670,306	3,560,357	1,670,306

TOTAL REVENUES	$15,872,201	$16,772,134	$45,895,884	$42,713,408
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$8,185,889	$7,042,739	$20,682,276	$22,527,867
Lease expenses (2)	4,806,720	4,759,717	16,113,039	14,373,121
Microgy
Cost of goods sold	1,656,276	1,670,306	5,125,511	1,670,306
General and administrative (3)	2,112,293	1,490,555	6,984,496	4,366,980
Non-cash compensation	2,258,990	(450,572)	1,897,169	1,987,737
Depreciation and amortization	121,336	111,499	360,227	356,844

TOTAL COSTS AND EXPENSES	$19,141,504	$14,624,245	$51,162,718	$45,282,855
OPERATING (LOSS) INCOME	$(3,269,303)	$2,147,889	$(5,266,834)	$(2,569,447)
OTHER INCOME (EXPENSE):
Interest income	$77,505	$13,763	$175,603	$30,436
Interest expense	(114,562)	(180,805)	(377,855)	(567,869)
Amortization of deferred gain	77,103	77,103	231,308	231,308
Other (expense) income	24,671	—	53,063	—

TOTAL OTHER (EXPENSE) INCOME	$64,717	(89,939)	$82,119	$(306,125)
		—
(LOSS) INCOME BEFORE TAXES	$(3,204,586)	$2,057,950	$(5,184,715)	$(2,875,572)
INCOME TAX EXPENSE (BENEFIT)	48,845	(305,195)	146,538	(537,584)
NET (LOSS) INCOME	(3,253,431)	$2,363,145	(5,331,253)	$(2,337,988)

Preferred Securities Dividend Requirements of Subsidiary	$(1,250)	$(1,250)	$(3,750)	$(3,750)
(Loss) Income Available to Common Shareholders	$(3,254,681)	$2,361,895	$(5,335,003)	$(2,341,738)
Weighted Average Common Shares Outstanding
Basic	7,417,806	4,871,477	7,065,734	4,367,363
Diluted	7,417,806	5,287,504	7,065,734	4,367,363
EARNINGS PER COMMON SHARE
Basic	$(0.44)	$0.48	$(0.76)	$(0.54)
Diluted	$(0.44)	$0.45	$(0.76)	$(0.54)

See Notes to Condensed Financial Statements.

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.

(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and September 30, 2004

	Nine Months Ended
	September 30, 2005	September 30, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,331,253)	$(2,337,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	360,226	356,844
Amortization of deferred gain	(231,308)	(231,308)
Interest expense, accrued and added to balance of borrowing	45,833	171,187
Non-cash, stock based compensation (income) expense	1,897,169	1,987,737
Bad debt reserve for notes receivable	750,000	—
Accrued power generation revenues	(91,425)	(1,606,228)
Accrued lease expenses	91,425	1,606,228
Changes in operating assets and liabilities:
Decrease (increase) in receivables	906,888	(3,299,378)
Decrease (increase) in fuel inventory	487,815	(277,567)
Decrease in unbilled revenues	624,683	—
Increase in other current assets	(823,231)	(17,440)
Increase in notes receivable, net	(3,111,000)	—
Increase in billings in excess of revenues	829,083	—
Decrease (increase) in other assets	190,485	(5,287)
Decrease in accounts payable and accrued expenses	(944,721)	(180,522)
Decrease in other current liabilities	—	(389,535)

Net cash (used for) provided by operating activities	(4,349,331)	(4,223,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(1,328,745)	$26,100
Construction of projects	(691,146)	—
Property, plant and equipment expenditures	(116,251)	(5,064)

Net cash used for investing activities	(2,136,142)	$21,036

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	(3,750)	$(3,750)
Public offering	12,409,375	—
Repayments under secured promissory note payable	(266,554)	—
Private placement of common stock	—	5,068,019
Repayment of secured promissory note payable	—	(624,188)
Repayments of notes receivable from officers and board members	1,891	—
Exercise of stock options	144,755	48,000
Net repayments under working capital loan	(2,037,000)	(212,261)

Net cash provided by financing activities	10,248,717	$4,275,820

INCREASE IN CASH AND CASH EQUIVALENTS	3,763,244	$73,599

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	382,961	1,444,870

CASH AND CASH EQUIVALENTS, END OF PERIOD	4,146,205	$1,518,469

See Notes to Condensed Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity for Nine Months Ended September 30, 2005

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at December 31, 2004
	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(3,750)						(3,750)
Issuance options & warrants for services			—	—	214,729	—	—	—	—	1,682,440	—	1,897,169
Exercise of Stock Options			35,645	356	144,399							144,755
Secondary Public Offering			2,500,000	25,000	12,384,375							12,409,375
Principal repayment on officer note											1,891	1,891
Net loss						(5,331,253)						(5,331,253)
Balance at September 30, 2005
	10	$100	7,507,062	$75,070	$27,689,989	$(10,666,350)	$(204,858)	88,430	$(385,402)	$3,466,185	$(638,219)	$19,336,515

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Earnings Per Share
Income (Loss) available to shareholders	$(3,253,431)	$2,363,145	$(5,331,253)	$(2,337,988)
Dividends to preferred stockholders	(1,250)	(1,250)	(3,750)	(3,750)

Earnings (Numerator)	$(3,254,681)	$2,361,895	$(5,335,003)	$(2,341,738)
Basic Shares (Denominator)	7,417,806	4,871,477	7,065,734	4,367,363

Basic EPS	$(0.44)	$0.48	$(0.76)	$(0.54)
Assumed exercise of dilutive stock options	—	416,027	—	—
Diluted Shares	7,417,806	5,287,504	7,065,734	4,367,363

Diluted EPS	$(0.44)	$0.45	$(0.76)	$(0.54)

NOTE C — STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

During the nine months ended September 30, 2005, we issued 1,071,781 options under equity plans approved by shareholders. During the three months ended September 30, 2005, we issued 635,716 options under such plans.

During the three months ended September 30, 2004, no options or warrants were issued. During the nine months ended September 30, 2004, we issued 345,713 options under equity plans approved by shareholders and 945,671 options outside of these plans.

We recorded $2,258,990 of stock-based compensation expense in the three months ended September 30, 2005 and $1,897,169 of stock-based compensation expense for the nine months ended September 30, 2005. We recorded $450,572 of stock-based compensation income in the three months ended September 30, 2004 and an expense of $1,987,737 in the nine months ended September 30, 2004. The following table shows the composition of the non-cash, stock-based compensation for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	September 30, 2005
NON-CASH STOCK-BASED COMPENSATION
Stock & option grants to non-employees	133,196	214,729
Stock grants to employees	18,646	75,292
Option expense (income) related to variable accounting treatment of performance-based options	2,107,148	1,607,148

Total non-cash stock-based compensation	2,258,990	1,897,169

The following table reflects pro forma net (loss) income and (loss) earnings per share had the Company elected to record expense for employee stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.”

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Fair Market Per Share	$1.97	$4.06	$1.97	$4.06
Assumptions
Risk-free rate of return	3.91%	2.00%	3.91%	2.00%
Volatility	40.16%	111.00%	40.16%	111.00%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	6	5	6	5
Net (loss) income available to common shareholders	(3,254,681)	2,361,894	(5,335,003)	(2,341,738)
add back: compensation expense (income) under the intrinsic value method	2,107,148	(450,572)	1,607,148	1,675,000
subtract: additional compensation expense under SFAS 123, net of taxes	(1,482,098)	(431,246)	(2,199,069)	(769,175)
Net (loss) income available to common shareholders under SFAS 123	$(2,629,631)	$1,480,076	$(5,926,924)	$(1,435,913)
Basic EPS, as reported	$(0.44)	$0.48	$(0.76)	$(0.54)
Basic EPS, under SFAS 123	(0.35)	0.28	(0.84)	(0.33)
Diluted EPS, as reported	(0.44)	0.45	(0.76)	(0.54)
Diluted EPS, under SFAS 123	(0.35)	0.28	(0.84)	(0.33)

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

Accumulated amortization of licensed technology rights was $777,829 as of September 30, 2005 and $638,704 as of December 31, 2004. Amortization expense for licensed technology rights was $46,375 and $139,125 for the three and nine months ended September 30, 2005, respectively. The future estimated amortization expense for licensed technology rights is as follows:

Estimated	Amortization Expense for Licensed Technology Rights

2005 Remaining	2006	2007	2008	2009	Thereafter	Total
$46,375	185,500	185,500	185,500	185,500	2,143,796	$2,932,171

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

NOTE F – RETIREMENT PLAN

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Nine Months Ended
	September 30, 2005	September 30, 2004
Net Periodic Pension Cost
Service cost	$208,626	$144,103
Interest cost	100,400	89,147
Expected return on assets	(93,644)	(83,196)
Amortization of prior service cost	12,074	12,074
Amortization of actuarial loss	12,074	14,687

Net periodic pension cost	$239,530	$176,815

Plan Assets – The following table sets out the market value of out retirement plan as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Pension Assets
Equity securities	$1,525,899	$989,451
Fixed income securities	643,739	457,338
Cash	214,580	113,940

Total	$2,384,218	$1,560,729

Employer Contributions – We made contributions to the pension plan of $380,866 in the first quarter of 2005.

On July 11, 2005, the Board of Directors voted to authorize management to terminate our pension plan at such time as management deemed appropriate. The termination of the pension plan, which was announced on August 1, 2005, was effective on September 30, 2005. Participants will receive distributions from the plan based upon the credited years of service at the date of the plan’s termination. The Company may have to make additional contributions to the plan of approximately $350,000 to meet any outstanding obligations. This amount has been accrued as of September 30, 2005.

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

	2005	2006	2007	2008	2009	Thereafter	Total
Operating Leases	$52,102	199,165	40,324	—	—	—	$291,591
Arclight Loan	—	—	1	1	1	2,107,162	2,107,165
Scrubgrass Lease Payments	5,428,750	26,058,000	28,910,000	29,390,000	32,459,000	187,391,000	309,636,750
Scrubgrass Fuel Contracts	628,250	2,599,000	2,687,000	2,385,000	2,061,000	6,626,000	16,986,250

TOTAL	$6,109,102	28,856,165	31,637,325	31,775,001	34,520,001	196,124,162	$329,021,756

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of September, 2005, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of September 30, 2005 and December 31, 2004:

	Balance at September 30, 2005	Balance at December 31, 2004
Long Term Debt Obligations
Sunnyside plant obligations	$583,030	$583,030
Auto loan	25,646	30,953
Arclight Note Payable	2,107,165	2,340,140

TOTAL	$2,715,841	$2,954,123

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of September 30, 2005 and December 31, 2004:

Description of the Obligation	Balance at September 30, 2005	Balance at December 31, 2004	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	131,984,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	1,196,000	3,588,000	7.6725%

TOTAL	133,180,000	139,188,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	616,000	2,653,000	LIBOR + 1.250%

TOTAL	616,000	2,653,000

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

Notes Receivable from Officers - We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $638,219 and $640,110 as of September 30, 2005 and December 31, 2004, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended September 30, 2005
Revenues	14,513,662	1,358,539	—	15,872,201
Interest income	—	—	77,505	77,505
Interest expense	(5,440)	(368)	(108,754)	(114,562)
Depreciation and amortization	59,265	52,237	9,834	121,336
Amortization of deferred gain	—	—	77,103	77,103
Capital (sales) expenditures	—	(4,660)	(218,708)	(223,368)
Construction on projects	—	(691,146)	—	(691,146)
Pre-tax income (loss)	618,855	(979,803)	(2,843,638)	(3,204,586)
Identifiable assets	97,725,776	11,814,623	6,012,398	115,552,797
Three Months Ended September 30, 2004
Power generation revenues	15,101,828	1,670,306	—	16,772,134
Interest income	5,832	—	7,931	13,763
Interest expense	(48,251)	—	(132,554)	(180,805)
Depreciation and amortization	59,247	47,535	4,717	111,499
Amortization of deferred gain	—	—	77,103	77,103
Capital expenditures	—	—	(10,128)	(10,128)
Pre-tax income (loss)	2,706,555	(725,726)	77,121	2,057,950
Identifiable assets	96,347,026	10,178,173	1,530,788	108,055,987
Nine Months Ended September 30, 2005
Revenues	42,335,527	3,560,357	—	45,895,884
Interest income	26,098	—	149,505	175,603
Interest expense	(38,489)	(1,170)	(338,196)	(377,855)
Depreciation and amortization	177,795	157,209	25,223	360,227
Amortization of deferred gain	—	—	231,308	231,308
Capital expenditures	—	—	(116,251)	(116,251)
Construction on projects	—	(691,146)	—	(691,146)
Pre-tax income (loss)	2,437,048	(4,536,347)	(3,085,416)	(5,184,715)
Identifiable assets	97,725,776	11,814,623	6,012,398	115,552,797
Nine Months Ended September 30, 2004
Power generation revenues	41,043,102	1,670,306	—	42,713,408
Interest income	12,269	—	18,167	30,436
Interest expense	(29,320)	—	(538,549)	(567,869)
Depreciation and amortization	198,166	144,756	13,922	356,844
Amortization of deferred gain	—	—	231,308	231,308
Capital expenditures	—	—	(5,064)	(5,064)
Pre-tax income (loss)	1,641,987	(1,730,706)	(2,786,853)	(2,875,572)
Identifiable assets	96,347,026	10,178,173	1,530,788	108,055,987

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

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at September 30, 2005 and December 31, 2004, consisted of the following:

Accounting for Contracts	September 30, 2005	December 31, 2004
Billings in excess of revenues (liability)	$829,083	$737,082
Unbilled work (asset)	$—	$624,683

NOTE J – NOTES RECEIVABLE

In June 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and completed a substantial portion of the digester at Norswiss Dairy. Each digester will be sold for $1,037,000 of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective Biogas Supply Agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable Biogas Supply Agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly.

Notes Receivable	September 30, 2005
Notes receivable (3 notes at $1,037,000 each)	$3,111,000
Bad debt reserve	(750,000)

Notes receivable, net	$2,361,000

NOTE K – PUBLIC OFFERING

On February 3, 2005, we successfully completed a public offering of our common stock, raising $12,409,375 in net proceeds after placement fees and professional expenses, including warrants. We issued 2,500,000 shares of common stock as a result of this offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Certain Factors That May Affect Future Results” below.

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our agricultural waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed two anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We currently have two principal business units, Buzzard Power Corporation and Microgy, Inc., which are described below.

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

Microgy, Inc.

Microgy, Inc., referred to as Microgy, holds an exclusive license in North America for the development and deployment of a proprietary technology for the extraction of methane gas from animal wastes and other organic wastes. This biogas can be refined to pipeline-grade methane and sold as a commodity or used to generate electricity or thermal energy for further use in other applications. Microgy’s technology is expected to provide certain farms, known as animal feeding operations, or AFOs, with a potentially profitable means of mitigating an existing waste management problem that affects both water and air quality. Federal and state agencies either have or may be in the process of passing regulations that require AFOs to implement changes to their current waste management practices.

While Microgy is seeking to help farmers meet their waste management needs, we are also seeking to put the biogas produced to use in the generation of electricity or other valuable applications, such as the sale of refined biogas as a commodity. Many states have either passed or may be in the process of promulgating legislation requiring utilities to obtain a certain percentage of their power from renewable sources. In August 2005, the federal energy bill, which includes provisions that provide for $3.1 billion in tax incentives for renewable energies, was signed into law. The law provides a ten-year, $0.009/KWH tax credit for certain types of “open loop biomass” renewable power projects placed in service by the end of 2007. Microgy’s projects are expected to qualify for some or all of these tax credits and other benefits. This trend, along with increases in the costs of conventional energy, positions Microgy as a potentially profitable solution to farmers’ waste management problems, while at the same time providing a new renewable energy source. We believe that Microgy represents a substantial portion of our future potential growth and, as such, we currently are investing most of our available resources, including both our financial and human capital, to take advantage of Mircogy’s potential.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine months ended September 30, 2005 with the results of operations for the three and nine months ended September 30, 2004. Unless otherwise indicated, all references to 2005 pertain to the nine months ended September 30, 2005 and all references to 2004 pertain to the nine months ended September 30, 2004. Historical results and trends that might appear should not be taken as indicative of future operations.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this prospectus and the documents incorporated by reference herein regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding project financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate,

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the critical accounting policies, among others discussed our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2005 compared to nine-month period ended September 30, 2004.

For the nine months ended September 30, 2005, we incurred a net loss of $5.3 million, or loss per common share of $0.76, compared to net loss of $2.3 million, or loss per common share of $0.54, for the nine months ended September 30, 2004. The increase in net loss was primarily attributable to an increase in costs and expenses of $5.9 million, as described in more detail below, which was partially offset by increases in revenues of $3.2 million.

Revenues increased by $3.2 million, or 7%, to $45.9 million for the nine months ended September 30, 2005, as compared to $42.7 million for the same period in 2004. Buzzard operated at 99% of capacity for this period, compared to 90% of capacity for the same period in 2004. Billed power generation revenues at Buzzard increased $2.8 million to $42.2 million in the nine months ended September 30, 2005 as a result of the improved capacity, as compared to $39.4 million for the nine months ended September 30, 2004. This increase in billed power generation revenues was partially offset by a decrease in accrued power generation revenues of $1.5 million, as discussed in more detail below. In addition, Microgy recognized $3.6 million of revenues relating to its first three projects, based upon the percentage of completion method, during the nine months ended September 30, 2005, compared to $1.7 million of revenues in the same period in 2004.

Costs and expenses increased by $5.9 million, or 13%, to $51.2 million for the nine months ended September 30, 2005, as compared to $45.3 million for the same period in 2004. Contributing to this increase was an increase in lease expenses at Buzzard of $1.7 million as a result of higher interest rates and scheduled principal payments. Furthermore, Microgy incurred cost of good sold of $5.1 million for the nine months ended September 30, 2005, compared to $1.7 million for the same period in 2004. In addition, general and administrative costs increased by $2.6 million for the nine months ended September 30, 2005 as a result of additional staff expansion, as well as accruals for additional pension obligations, severance pay, and operating expense reserves. These increases were partially offset by a $1.8 million decrease in Buzzard’s operating expenses.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $2.4 million for the nine months ended September 30, 2005, compared to $1.6 million for the same period in 2004. This improvement is due to the change in the schedule of the planned major maintenance outage at Buzzard. Historically, the major maintenance outage occurred in the second quarter of the year, whereas this year the outage will occur in the fourth quarter.

Revenues at Buzzard, which are comprised of power generation revenues, increased by $1.3 million to $42.3 million for the nine months ended September 30, 2005, as compared to $41 million for the same period in 2004. Buzzard operated at 99% of capacity for this period, compared to 90% of capacity for the same period in 2004. This increase in billed power generation revenues as a result of improved capacity was partially offset by a 2% decrease in billed power rates and by a decrease in accrued power generation revenues of $1.5 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the nine months ended September 30, 2005 decreased by $1.8 million to $20.7 million, as compared to $22.5 million for the same period in 2004. This decrease was primarily a result of decreases in maintenance costs of $2.9 million that are related to the change in the planned major maintenance outage schedule from the second quarter to the fourth quarter, as discussed above.

Lease expenses at Buzzard for the nine months ended September 30, 2005 increased by $1.7 million to $16.1 million, as compared to $14.4 million for the same period in 2004. This increase resulted from increases of $3.3 million in interest payments for the nine months ended September 30, 2005 as compared to the same period last year. These increases were partially offset by decreases in deferred lease expenses of $1.5 million for the nine months ended September 30, 2005, as compared to the same period in 2004.

Microgy

Pre-tax losses at Microgy increased to $4.5 million for the nine months ended September 30, 2005, as compared to $1.7 million for the nine months ended September 30, 2004. This increase resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy recognized revenues of $3.6 million for the nine months ended September 30, 2005, compared to $1.7 for the same period in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. As of September 30, 2005, we had billings in excess of revenues, or deferred contract revenues, of $829,000. These revenues are expected to be recognized during the remainder of the year as we complete the construction of these first three projects.

Microgy’s cost of goods sold increased to $5.1 million for the nine months ended September 30, 2005, as compared to $1.7 million for the same period in 2004. These first three projects represent the initial steps in our strategy to commercialize our licensed technology. As such, we have expected and incurred substantial start-up, engineering, and construction costs that we do not expect to have to incur in future projects. The increase in project expenses includes a $750,000 bad debt allowance, which is described in more detail in Note J to the financial statements included in this report. The two completed digesters have been producing gas, and we expect them to meet our initial gas production expectations.

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

General and administrative expenses for Microgy increased by $1.2 million to $2.8 million for the nine months ended September 30, 2005, as compared to $1.6 million for the same period in 2004. This increase is primarily due to increases in payroll expenses of $937,000 during the 2005 period, due to the additional staff needed for the growth of Microgy, and $304,000 in professional fees, in each case as compared to the same period in 2004.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the nine months ended September 30, 2005. We had a pre-tax loss in this segment of $3.1 million for the nine months ended September 30, 2005, compared to a pre-tax loss of $2.8 million for the same period in 2004. The increase in loss is primarily due to increases in general and administrative costs of $738,000.

The accounting for performance-based options resulted in expenses of $1.9 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. Please see Note C to the financial statements included in this report for more information.

We had other income in this segment of $71,000 for the nine months ended September 30, 2005, compared to expenses of $289,000 for the same period in 2004. The increase is primarily due to increases in interest income of $131,000 and a decrease in interest expenses of $200,000 for 2005, due to the fact that we have continued to make repayments on the principal balance of the ArcLight loan, as described in Note G to the financial statements included in this report.

Three-month period ended September 30, 2005 compared to three-month period ended September 30, 2004.

For the three months ended September 30, 2005, we had a net loss of $3.3 million, compared to net income of $2.4 million for the three months ended September 30, 2004. The decrease was primarily due to an increase in costs and expenses of $4.5 million and a decrease in revenues of $900,000, as described in more detail below.

Revenues decreased by $900,000 to $15.9 million for the three months ended September 30, 2005, as compared to $16.8 million from the same period in 2004. This decrease was attributable to a decrease of $588,000 in revenues from Buzzard and a decrease of $312,000 in revenues from Microgy.

Costs and expenses increased to $19.1 million for the three months ended September 30, 2005 from $14.6 million for the same period in 2004. The increase was primarily attributable to a $2.8 million increase in non-cash compensation expense, a $1.1 million increase in operating expense at Buzzard and a $622,000 increase in general and administrative expenses.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $619,000 for the three months ended September 30, 2005, compared to pre-tax income of $2.7 million for the three months ended September 30, 2004. This decrease is due to increased operating expenses and decreased revenues resulting from the factors discussed below.

Revenues at Buzzard, which consist of power generation revenues, decreased by $588,000 to $14.5 million for the three months ended September 30, 2005, as compared to $15.1 million for the same period in 2004. Buzzard operated at 101% of capacity for this period, compared to 99% of capacity for the same period in 2004. However, billed power generation revenues decreased by $83,000, primarily due to a 2% decrease in billed power rates. Accrued power generation revenues decreased by $505,000. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended September 30, 2005 increased by $1.1 million to $8.2 million, as compared to $7.1 million for the same period in 2004. This increase was primarily a result of increases in maintenance costs of $739,000, in limestone and chemical costs of $197,000, and in other operating costs of $146,000.

Lease expenses at Buzzard were relatively flat at $4.8 million for the three months ended September 30, 2005, and 2004. Increases in principal and interest payments of $550,000 were partially offset by decreases in deferred lease expenses of $505,000 for the three months ended September 30, 2005, as compared to the same period in 2004.

Microgy

Pre-tax losses at Microgy increased to $980,000 the three months ended September 30, 2005, from $726,000 the three months ended September 30, 2004. This increased loss resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy recognized revenues of $1.4 million for the three months ended September 30, 2005, compared to $1.7 million for the same period in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. As of September 30, 2005, we had billings in excess of revenues, or deferred contract revenues, of $829,000. These revenues are expected to be recognized during the remainder of the year as we complete the construction of these first three projects.

Cost of goods sold at Microgy increased to $1.7 million for the three months ended September 30, 2005, as compared $1.7 million for the same period in 2004. These expenses represent the construction costs related to the first three Dairyland projects. These first three projects represent the initial steps in our strategy to commercialize our licensed technology. As such, we have expected and incurred substantial start-up, engineering, and construction costs that we do not expect to have to incur in future projects. The two completed digesters have been producing gas, and we expect them to meet our initial production expectations.

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

General and administrative expenses for Microgy stayed relatively flat at $629,000 for the three months ended September 30, 2005, as compared to $678,000 for the three months ended September 30, 2004.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended September 30, 2005. We had a pre-tax loss in this segment of $2.8 million for the three months ended September 30, 2005, compared to pre-tax income of $77,000 for the three months ended September 30, 2004. This decrease is attributable primarily to the variable accounting of performance-based options, as discussed below.

The accounting for performance-based options resulted in a non-cash expense of $2.3 million for the three months ended September 30, 2005, as the closing price of our common stock increased to $7.95 on September 30, 2005 from $5.60 on June 30, 2005. Please see Note C to the financial statements included in this report for more information.

General and administrative expenses increased to $621,000 for the three months ended September 30, 2005, as compared to $283,000 for the same period in 2004. This increase is primarily attributable to a decrease in the corporate allocation of overhead to its Microgy subsidiary as we have changed internal staffing structures.

We had other income in this segment of $46,000 for three months ended September 30, 2005, compared to other expenses of $85,000 for the same period in 2004. The increase is primarily due to increases in interest income of $69,000 and decreases in interest expense of $62,000 for the three months ended September 30, 2005 compared to the same period in 2004, as described in Note G to the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $4.3 million in the nine months ended September 30, 2005, compared to cash used in operating activities of $4.2 for the same period in 2004. We reported net a loss of $5.3 million during the nine months ended September 30, 2005. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in the third quarter of 2005 to our net cash used in operating activities:

Depreciation and amortization – During the nine months ended September 30, 2005, we recognized depreciation and amortization for lease rights of $112,000, licensed technology rights of $139,000, and property plant and equipment of $109,000.

Deferred gain, net – Our deferred gain, net, decreased to $3.3 million as of September 30, 2005 from $3.5 million as of December 31, 2004. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – During the nine months ended September 30, 2005, we had $47,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for performance-based options resulted in non-cash compensation expenses of $1.9 million for the nine months ended September 30, 2005. For the same period, non-cash compensation expenses related to options issued to non-employees amounted to $215,000.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the third quarter of 2005:

Receivables –Microgy receivables decreased to $926,000 from $1.8 million for the nine months ended September 30, 2005, due primarily to lower product revenues sales at Microgy. Receivables at Buzzard remained relatively flat at $14.5 million.

Fuel Inventory – Fuel inventory at Buzzard decreased to $781,000 on September 30, 2005 from $1.3 million on December 31, 2004.

Unbilled revenues – On September 30, 2005, we had no unbilled revenues at Microgy, compared to $625,000 of unbilled revenues on December 31, 2004.

Other current assets – Other current assets increased to $994,000 on September 30, 2004 from $171,000 on December 31, 2004. This increase includes a $735,000 income tax receivable related to a net operating loss carry-back claim.

Non-cash allowance for notes receivable – We recorded a bad debt reserve of $750,000 related to the notes receivable at Microgy. See Note J to the financial statements included in this report for more information on the notes receivable and this reserve.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses decreased to $11.2 million on September 30, 2005 from $12.1 million on December 31, 2004.

Investing Activities

Our cash used for investing activities was $2.1 million in the nine months ended September 30, 2005, as compared to $21,000 in the same period in 2004. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $3.2 million on September 30, 2005. These funds will be used to pay for the major maintenance that will occur in the fourth quarter of this year.

Construction on projects – Construction commenced on the SouthTex project. Expenditures were $691,000 for the nine months ended September 30, 2005.

Property, plant and equipment – Property, plant and equipment expenditures were $116,000 for the nine months ended September 30, 2005, compared to expenditures of $5,000 for the same period in 2004.

Financing Activities

Our cash provided by financing activities was $10.2 million in the nine months ended September 30, 2005, compared to cash provided by financing activities of $4.3 million in the nine months ended September 30, 2004. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $3,750 to its preferred stockholder during the nine months ended September 30, 2005 and 2004.

Public Offering of Common Stock – On February 3, 2005, we successfully completed a public offering of our common stock, raising $12.4 million in net proceeds. We issued 2,500,000 shares of common stock in connection with this offering.

Repayments of Notes Payable – In the nine months ended September 30, 2005, we made payments of principal and accrued interest of $266,000 on the ArcLight loan.

Repayments of Notes Receivable from Officers and Board Members – In the nine months ended September 30, 2005, we received principal repayments of $1,891 on notes receivable from officers and board members.

Exercise of Stock Options – We received $145,000 of gross proceeds from the exercise of stock options in the nine months ended September 30, 2005.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $616,000 and $2.7 million as of September 30, 2005 and December 31, 2004, respectively. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2005.

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

Operating expenses are expected to increase slightly in 2005 primarily due to an escalation in operator fees under the terms of the operations and maintenance agreement relating to Scrubgrass, resulting in approximately $2.4 million of additional operating expenses.

Lease expenses are expected to increase slightly in 2005. Lower payments on interest expenses will be offset by increased payments of scheduled principal payments.

Microgy

We expect increased revenues from Microgy in 2005. We have signed digester purchase and management agreements with five farms under the Dairyland relationship. Additionally, we have signed agreements with several other farms. However, these agreements remain subject to further definitive agreement and obtaining additional information.

General and administrative expenses are expected to increase by approximately $4 million during 2005 primarily because we plan to grow our business to further implement Microgy’s business plan. These expenses would include:

•	the addition of marketing, sales, engineering, accounting and finance personnel;

•	operating reserves, and;

•	the use of consultants for technical, financial, legal and marketing services.

All Other Segments

We do not expect significant changes in general and administrative expenses related to All Other Segments. However, interest expense is expected to decrease in 2005 due to lower principal balances on the ArcLight loan.

Cash Flow Outlook

During 2005, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional debt at Microgy or equity funding, and the sale of the first products based upon Microgy’s technology. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash will be used to repay interest and principal on the ArcLight loan.

On September 30, 2005, our unrestricted cash balance was $4.1 million as compared to $383,000 as of December 31, 2004. In addition, our restricted cash balances were $3.2 million and $1.9 million at September 30, 2005 and December 31, 2004, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

Accordingly, our cash flow from operations for 2005 will be sufficient to fund:

•	our minimum lease and debt obligations;

•	our historic parent company overhead requirements; and

•	current taxes due.

However, these cash flows will not be sufficient to fund the construction of projects included in our marketing plans in the absence of obtaining additional financing.

Our present business strategy generally anticipates a direct or indirect participation in the ownership of projects, as well as the sale of facilities. We anticipate that project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective project owner will be able to secure project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy is a direct or indirect owner of projects, Microgy will need to obtain substantial additional financing to allow it to develop and construct such projects. While we may also seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

Certain Factors That May Affect Future Results

The following important factors and risks, among others, could cause actual results to differ materially from those indicated by the various forward-looking statements made in this Quarterly Report on Form 10-Q.

Risks Relating to Microgy

Microgy has very little operating history from which to evaluate its business and products.

Our subsidiary, Microgy, Inc., referred to as Microgy, was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s anaerobic digester projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable. If our investment in Microgy is not profitable, your investment in our common stock will be adversely affected.

Microgy has experienced losses to date and we anticipate it will continue to experience losses into 2006.

We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into 2006, which could have a material adverse effect on the value of your investment in our common stock.

Microgy has little experience in project development, and the marketplace for Microgy’s anaerobic digester technology is complex, still developing and subject to change; therefore, we cannot predict how all projects will be developed, what Microgy’s costs will be or, consequently, whether Microgy or any project undertaken by Microgy will be profitable.

Microgy has very limited experience in project development, including project assessment, construction and operation. In addition, Microgy markets its anaerobic digester technology in a complicated and changing environment. Due to the many possible applications for Microgy’s technology, and the many possible ways in which projects deploying Microgy’s technology might be structured, Microgy may decide to develop and own facilities, sell and operate facilities or some combination of the foregoing, either alone or in conjunction with others. We expect to make these determinations on a case-by-case basis. As a result of Microgy’s inexperience and the dynamic nature of its market, we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, the construction or operating costs associated with any project, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our common stock will be materially adversely affected.

If we are unable to obtain needed financing for Microgy’s anaerobic digester projects, the value of our Microgy investment may be reduced significantly.

We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our anaerobic digester projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any anaerobic digester projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific projects and other factors, including assessment of our ability to successfully construct and manage each project. If we are unable to obtain the required financing, your investment in our common stock will be materially adversely affected.

The market for anaerobic digester technology is crowded, and our market share may not be sufficient to be profitable.

There are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. Competition from these companies may constrain our market share to a degree that will not allow us to be profitable. Although we are unaware of any competitors pursuing a business strategy similar to Microgy’s, a number of competitors have more mature businesses and have successfully installed anaerobic digester systems. Competition from any of these sources could harm our business.

We are a small company and the entrance of large companies into the alternative fuels and renewable energy business will likely harm our business.

Competition in the traditional energy business from electric utilities and other energy companies is well established, with many substantial entities having multi-billion dollar, multi-national operations. Competition in the alternative fuels and renewable energy business is expanding with the growth of the industry and the advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned to develop new technologies and to install existing or more advanced renewable energy generators, which could harm our market share and business.

As Microgy focuses a significant portion of its development efforts on projects devoted to the sale of gas as a commodity, we will be increasingly exposed to volatility in the commodity price of natural gas, which could have a material adverse impact on our profitability.

As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our projects, particularly where we do not have a long-term contract for the sale of the project’s output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. However, we cannot assure you that any such risk management strategies will be successful. As a result, many of Microgy’s projects may become unprofitable, which would have a negative impact on your investment in our common stock.

Our projects involve long development cycles that result in high costs and uncertainty.

The negotiation of the large number of agreements necessary to sell, develop, install, operate and manage any of our facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Delays in the parties’ decision-making process are outside of our control and may have a negative impact on our development costs, cost of sales, receipt of revenue and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions and to negotiate and close these complex agreements. Such delays could harm our operating results and financial condition.

Because the market for renewable energy and waste management is unproven, it is possible that we may expend large sums of money to bring our offerings to market and the revenue that we derive may be insufficient to fund our operations.

Our business approach to the renewable energy and waste management industry may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for facilities based on our technology, or the gas produced by such facilities, will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if our technologies and business approach to our markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

If we are unable to obtain sufficient waste resources for our Microgy renewable energy technologies, Microgy will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of animal and other organic waste resources to produce raw energy and meet performance standards in the generation of power or biogas. In many cases, we do not have binding agreements for the supply of some or all of these resources. Lack of these waste resources or adverse changes in the nature, quality or cost of such waste resources would seriously affect our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot assure you that waste resources will be available in the future for free or at a price that makes them affordable for our waste-to-energy technologies.

Because we have not filed patents to protect Microgy’s intellectual property, we might not be able to prevent others from employing competing products. Conversely, others who have filed for patent or other protection might be able to prevent us from employing our products.

Neither we nor, we believe, our licensor have filed any patent applications on the intellectual property Microgy plans to use. Should we or our licensor decide to file patent applications, we cannot assure you that any patent applications relating to our existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to us, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we cannot assure you that others have not developed, or will not develop, similar products or technologies that will compete with our products without infringing upon, or which do not infringe upon, our intellectual property rights or those of our licensor.

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

If our relationship with the licensor of our technology were terminated for any reason or such licensor ceased doing business, our Microgy subsidiary would be negatively impacted.

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

The large number of tasks that need to be accomplished for the development of projects based on our anaerobic digester technology increases the possibility that such projects will incur costly delays.

In our development of projects based on our anaerobic digester technology for ourselves or on behalf of our customers, we are required to enter into or obtain some or all of the following:

•	Site agreements;

•	Supply contracts;

•	Design/build or other construction-related agreements;

•	Off-take agreements for gas produced;

•	Power sales contracts;

•	Various co-product sales agreements;

•	Waste disposal agreements;

•	Licenses;

•	Environmental and other permits;

•	Local government approvals; and

•	Financing commitments required for the successful completion of projects under consideration.

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

Our Scrubgrass plant power generation revenue is earned under a long-term power purchase agreement for all output with one customer, Pennsylvania Electric Company, or Penelec, a subsidiary of FirstEnergy Corporation. This concentration of our revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to us, our financial condition will be adversely affected. Furthermore, the Scrubgrass plant operates as a qualifying facility, or QF, under the Public Utility Regulatory Policy Act of 1975, or PURPA. The loss of QF status could trigger defaults in the project’s PSA. Therefore, Buzzard would most likely have to sell power at prevailing market rates that are much lower than the rate outlined in the PSA.

A large increase in interest rates may adversely affect our operating results.

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The table appearing in Note G - Long-Term Liabilities, under the heading “Scrubgrass Debt Obligations”, to the financial statements included in this report, shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest rates will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,319,840 increase in our lease expense.

Poor quality fuel and other materials may expose us to environmental liability and reduce our operating results.

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

Our agreement for the sale of power to Penelec contains a provision that requires our Scrubgrass facility to provide Penelec with a minimum output of 85% of capacity based on a rolling 3-year average. If we do not comply with this performance guarantee, we will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on our financial condition.

Risks Relating to Both Microgy and Buzzard

Our products and services may be subject to numerous governmental regulations.

We expect to provide services that may be subject to various government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations and permitting requirements could delay the development of projects and could be costly and harm our financial condition.

Furthermore, there are from time to time various legislative proposals that would amend or comprehensively restructure PURPA and the electric utility industry. Most recently, these proposals resulted in the enactment of the Energy Policy Act of 2005, which eliminates the PURPA obligation of electric utilities to enter into new contracts with qualifying facilities, or QFs. While the Energy Policy Act does not affect existing contracts, if PURPA is amended again or repealed in the future, the statutory requirement that electric utilities purchase electricity at full-avoided cost from QFs could be repealed or modified. While we expect that existing contracts would continue be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could, among other things, increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to our current power purchase agreement with Penelec for our Scrubgrass facility that reduce the contract rates, our results of operations and financial position could be negatively impacted.

Our power producing activities could be subject to costly regulations and tariffs.

Our Scrubgrass facility produces power for sale to the local electrical grid, as will many of our planned bio-energy projects. The sale of this power may come under the regulations of various state public utility commissions and the Federal Energy Regulatory Commission or FERC, although such sales are currently exempt. These commissions set the price tariffs under which energy can be sold or purchased, they regulate the sale of some generation assets and they set the design standards for the interconnection of power producing equipment with the electrical power grid. Many of our power projects where electricity is sold to the grid may come under regulation by these commissions. These regulations may impede or delay the process of approving and implementing our projects and our ability to sell these assets. Substantial delays may materially affect our financial condition.

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

Our most significant market risk exposure is changing interest rates which may affect our short-term investments, debt and certain of our lease expenses. In addition, we expect to become increasingly exposed to commodity price risk relating to our gas production. We offer the following information about these market risks:

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

As of September 30, 2005, the aggregate outstanding balance of our variable rate debt obligations was $616,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $131,984,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $6,160 and lease expense of $1,319,840. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Commodity Price Risk – As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our projects, particularly where we do not have a long-term contract for the sale of the project’s output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on August 11, 2005. At the Annual Meeting, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	6,427,393	48,446
Kamlesh R. Tejwani	6,427,109	48,730
Donald A. Livingston	6,427,393	48,446
Robert I. Weisberg	6,427,109	48,730
Jessie J. Knight, Jr.	6,425,893	49,946
August Schumacher, Jr.	6,427,393	48,446
John R. Cooper	6,427,393	48,446
Lon Hatamiya	6,427,109	48,730
Steven Kessner	6,427,251	48,588

In addition, our stockholders acted upon and approved the following items by the following votes:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
1. The approval of our 2005 Equity Incentive Plan and the reservation of 1,200,000 shares of our common stock for issuance thereunder.	2,904,012	147,189	8,093	3,416,545
2. The ratification of our board of directors’ selection of Vitale, Caturano & Company, Ltd. as our independent auditors for the fiscal year ending December 31, 2005.	6,472,014	3,719	106	0

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472))

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

10.1	2005 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2005 Annual Meeting of Stockholders, as filed with the SEC on July 21, 2005 (SEC File No. 001-32393))

10.2	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.3	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.4	Release and Severance Agreement between the Registrant and R. Jeffrey Macartney, dated July 28, 2005 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.5	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and John F. O’Neill (Incorporated by reference to Exhibit 10.81 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.6	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.7	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.83 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.8	MST Production Ltd. Amended and Restated Limited Partnership Agreement, dated October 13, 2005, among MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.9	MST GP LLC Regulations, dated September 12, 2005, among the managers of MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.10	MST Estates LLC Regulations, dated September 12, 2005, among the managers of MST Estates LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.86 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.11	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.

All other items included in Part II to a Quarterly Report on Form 10-Q are omitted from this Report because they are not applicable or the answers thereto are “none.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

November 8, 2005	/S/ JOHN F. O’NEILL
John F. O’Neill
Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472))

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

10.1	2005 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2005 Annual Meeting of Stockholders, as filed with the SEC on July 21, 2005 (SEC File No. 001-32393))

10.2	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.3	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.4	Release and Severance Agreement between the Registrant and R. Jeffrey Macartney, dated July 28, 2005 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393)).

10.5	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and John F. O’Neill (Incorporated by reference to Exhibit 10.81 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.6	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.7	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.83 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 6, 2005 (SEC File No. 333-128863)).

10.8	MST Production Ltd. Amended and Restated Limited Partnership Agreement, dated October 13, 2005, among MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.9	MST GP LLC Regulations, dated September 12, 2005, among the managers of MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.10	MST Estates LLC Regulations, dated September 12, 2005, among the managers of MST Estates LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.86 to Amendment No. 1 to the Registration’s Registration Statement on Form S-2, as filed with the SEC on October 27, 2005 (SEC File No. 333-128863)).

10.11	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.