Form 10-K
period 2005-12-31
ENVIRONMENTAL POWER CORP
filed 2006-03-28
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32393

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (603) 431-1780

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $34,705,395 based on $5.60, the price at which the registrant’s common stock was last sold on that date.

As of February 28, 2006, the registrant had 9,728,116 shares of common stock outstanding.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this report, such as statements concerning planned manure-to-energy projects, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding project financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design and construction of multi-digester projects,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described in this report under Part I, Item 1A—Risk Factors, as well as other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Company Overview

We are a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Today, we have two operating subsidiaries, Microgy, Inc., referred to as Microgy, which constructs, owns and operates facilities that utilize animal and food industry wastes to produce biogas and pipeline-grade methane, and Buzzard Power Corporation, referred to as Buzzard, which owns a leasehold interest in an approximately 83 megawatt waste coal electrical generation facility, referred to as Scrubgrass.

Unlike many renewable energy sources, our projects are intended to be profitable without the need for subsidies or other governmental assistance. We believe that a number of factors, including increased energy prices, greater desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all of our available resources, in terms of both financial and human capital, to take advantage of Microgy’s opportunities.

Microgy

Microgy Overview

Microgy, which we acquired in 2001, is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes. The biogas can be used to produce pipeline-grade methane or marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

At current rates for conventional energy in many U.S. markets, we believe Microgy’s systems can be profitable without the need for subsidies, credits or other enhancements. Nevertheless, we believe that tax credits, renewable energy credits, pollution offset credits and other such incentives may be available to Microgy’s projects, and such incentives would serve to enhance the economics of our projects. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources. Further, many states have either passed or may be in the process of passing legislation requiring utilities to obtain a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies either have passed or may be in the process of passing regulations that require concentrated animal feeding operations, referred to as AFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor driving adoption of our systems.

Microgy continues to focus on its strategy of developing large-scale facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate the project, either on its own or with one or more financial or operational partners, and profit from the ongoing sale of biogas or pipeline-grade methane produced by the project. In this way, we intend to accumulate gas production reserves over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business. Towards this end Microgy has developed, constructed and validated the single-tank core module of its system, currently in operation at three facilities in Wisconsin, and has designed and is constructing multi-tank systems based on this core module. Microgy’s development efforts are focused on applications of its technology that are readily scalable and resource efficient and where it can reap economies of scale, such as large-scale, single-site installations and on smaller installations as part of a multi-site roll-out for a single customer.

Microgy first focused on developing and refining single-tank installations, the core module of its system. Microgy has completed construction on and is operating two facilities of this type in Wisconsin, and is commissioning a third. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility. The biogas from these projects is used to generate electricity that is interconnected to Dairyland’s power grid. Today, Microgy is concentrating on an ownership model of system development, and is principally focused on developing single-site multi-digester gas pipeline projects and on smaller-scale installations for customers with multiple-site potential. In furtherance of its strategy of developing multi-digester installations, Microgy has begun construction, with South-Tex Treaters, Inc., on the Huckabay Ridge project, a large-scale biogas production and gas conditioning facility intended to produce and sell pipeline-grade methane by interconnecting directly with the local natural gas pipeline. In addition, Microgy has signed and is currently permitting the Mission project, a multi-digester biogas production and gas conditioning facility similar to the Huckabay Ridge project, to be located in Hereford, Texas. With respect to its smaller-scale, multi-location strategy, Microgy is permitting the Gallo-Columbard project, a system to be owned by Microgy that is intended to produce biogas for sale to Joseph Gallo Farms as a substitute for propane, and has signed a letter of intent with Swift & Company regarding the development of one or more facilities to be owned by Microgy that will produce biogas for sale to Swift as a substitute natural gas.

We believe that a number of factors, including high energy prices, increasing desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business.

The Microgy Market Opportunity

Microgy believes that facilities based on its technology can generate profitable quantities of marketable, renewable gas from animal and food wastes. Increased interest in renewable energy sources, as well as a desire for energy not subject to commodity price fluctuations, drives demand for each of these uses of gas produced by Microgy’s systems. Also, increasingly stringent environmental regulations concerning handling of animal and other wastes motivate demand for Microgy’s systems at or near AFO and food industry sites. The ultimate opportunity to develop projects, as well as to manage and/or operate them profitably, depends on numerous factors, including the value that can be derived from the various markets described below.

Gas

Natural gas prices have recently risen substantially due to considerable increases in demand for gas both domestically and overseas. In the United States, this increase has been due principally to the fuel needs of the power plants that have been built in the past decade, as well as relatively limited increases in natural gas delivery capabilities. In addition, developing countries, including China and India, are becoming large consumers of natural gas, placing further pressure on demand. As a result, we believe that there exists a long-term market demand for gas production that avoids the price volatility of natural gas. Microgy’s systems produce commercial quantities of biogas with a high percentage of methane. This biogas can be used in its original state or refined to pipeline-grade methane by processing it with scrubbing devices to remove carbon dioxide, sulfur compounds and other impurities. In addition, Microgy’s systems for the production of biogas and pipeline-grade gas, unlike natural gas wells, do not suffer depletion and are consistent sources of output so long as required inputs of waste materials are available.

Renewable Energy

We believe that market and political forces will continue to drive increased adoption of renewable energy sources, principally due to increasing concerns about the price, volatility, supply stability and environmental impact of conventional fuels. Utilizing energy produced from renewable resources may provide Microgy with a variety of benefits, including state and federal renewable power production and investment credits, tax credits and emission-offset credits. For example, currently approximately 22 states have enacted a renewable portfolio standard or other state mandates requiring electric utilities to increase their use of renewable energy resources such as wind, solar, and bioenergy. In addition, the new federal energy law, signed on August 8, 2005, includes provisions that we believe underscore the importance of the alternative energy market. The new law provides for up to $3.1 billion in tax incentives for renewable energies, which we believe represents a strong endorsement for renewable domestic power. We believe that the policy embodied in the new federal energy law, the accompanying tax credits and related benefits should serve to further drive adoption of our renewable energy solutions. For example, the law provides a ten-year, $0.009/KWH tax credit for certain types of “open loop biomass” renewable power projects placed in service by the end of 2007. Also, the law provides a number of incentives designed to spur adoption of renewable energy projects, including, for example, accelerated depreciation provisions for gas gathering projects. We believe that projects based on our technology will qualify for some or all of these tax credits and other benefits.

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

Animal & Food Industry Waste Disposal

Microgy’s target markets are characterized by proximity to, or are located at, sites that include the dairy, swine, cattle, meatpacking, food processing, food service and related industries, as well as other entities seeking to provide a solution to air, odor and runoff pollution problems in their region. These entities may face significant environmental pressures because the disposal of manure, food processing waste or other byproducts from their operations that are regulated by federal, state or local air quality or water quality regulations.

With respect to the agriculture industry, for example, the United States Department of Agriculture, referred to as the USDA, and the EPA have implemented the Unified National Strategy for Animal Feeding Operations. Under these regulations affected operators must develop and implement comprehensive mineral pollutant control programs, known as Nutrient Management Plans, for proper management of the animal wastes produced at their facilities. Furthermore, in 2002, the EPA issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. We believe that the implementation of these Nutrient Management Plans and the need to comply with run-off regulations will require many farms to find alternative ways to manage their manure.

Furthermore, regulations are tightening at the state and local level. A number of states have acted to regulate manure management on large farms. Local resistance can sometimes take the form of zoning and local regulations designed to preserve local quality of life. In addition, many states and localities have implemented regulations restricting the disposal of a variety of other waste products, from, for example, the meatpacking, food processing, food service and other industries. We believe that these regulations are having the effect of stifling expansion and consolidation plans, a key factor in productivity and profitability improvement within these industries.

Microgy’s Strategy

Our objective is to become a leader in the renewable energy sector via the production and marketing of biogas and pipeline-grade gas and in the development of biogas resources and pipeline gas production capacity, which will constitute our gas reserves under our control. Key elements of our strategy include:

Developing facilities that we will own, thereby developing and growing non-depleting biogas reserves under our management. We intend to focus on an ownership model, in which we own projects entirely or together with financial or operational partners. We believe that this ownership model will allow us to profit from the sale of biogas or pipeline-grade gas for the operational life of the projects. By owning and operating such facilities, and by securing the supply of required amounts of manure and substrates, we seek to develop and grow a portfolio of gas reserves under our control.

Focusing development efforts on markets allowing for rapid and cost-effective scale-up of our business. We intend to focus on markets that allow scalability and resource-efficiency. We believe that by doing so we can better leverage our superior technology, process knowledge and market position to take advantage of the rapidly growing demand for renewable energy. We intend to focus on developing large-scale single-site installations for the production of pipeline-grade gas and also on developing smaller system configurations for multi-site installations for single customers; in either case for the sale of gas via interconnection with a natural gas pipeline or for direct sale to an on-site customer. We believe that such a strategy will significantly streamline the development process, and allow us to reap significant economies of scale in the design, procurement, construction and operation of our systems.

Standardizing systems to allow for rapid and cost-effective replication and scalability. We intend to standardize and streamline elements of our systems so that we can drive down their costs and implement them more rapidly. Towards this end, Microgy

•	has developed, constructed and validated the single-tank core module of its system, currently in operation at three facilities in Wisconsin;

•	has designed and is refining an eight-tank system based on this core module to provide necessary scale for pipeline gas projects, currently under construction at the Huckabay Ridge site;

•	is pursuing smaller installations for customers with multiple site potential, such as at Swift and Gallo; and

•	is standardizing components, procurement channels and vendors to allow for rapid and cost-effective construction.

Aggressively marketing our facilities to the agricultural, food and similar industries to capitalize on new and more stringent environmental regulations. We believe that a critical issue facing agriculture, food and other industries today is finding cost-effective solutions to their waste management problems. Such entities face increasingly stringent federal, state and local regulation of their animal and other waste management practices. Microgy’s systems have the potential to help such industry participants address their waste management compliance issues, and we believe these conditions will drive our opportunity to source needed waste resources and to site system installations. We intend to aggressively market our systems as a cost-effective tool to assist in complying with stricter environmental requirements.

Pursuing the advantages of our business model, in which we create and manage profitable renewable energy opportunities while alleviating the environmental pressures facing agriculture and food industry participants. We believe we are one of the only providers of anaerobic digesters that is aggressively pursuing a business model of creating and managing profitable renewable energy opportunities while simultaneously addressing customers’ environmental issues. Furthermore, by operating and maintaining the facilities ourselves, we believe that we will be able to maximize gas production and control the supply of required materials. To our knowledge, many other suppliers of anaerobic digestion systems merely supply the equipment, and leave the ongoing operation of the system to the purchaser. By pursuing our business model, we believe we can supply a compelling value proposition to customers and maximize value from gas production.

Microgy’s Products and Services

Under the initial Dairyland projects, Microgy developed and refined the single-tank core module of its product offering. For these initial projects, Microgy acts as a designer and builder of facilities, selling an anaerobic digester system to a farm and an electricity-generating asset to Dairyland, and provides construction financing. For these initial three systems, Microgy expects to provide operations and management services, referred to as O&M services, for the facilities it deploys, freeing the farmer and the user of the gas from operating and maintaining the facilities. We expect that these O&M services will represent a recurring revenue stream to Microgy over the operational life of each facility, which may be 30 years or longer. Microgy will be able to provide many of these O&M services remotely, by way of computerized monitoring and control systems, which have already been developed and deployed. As we intend to focus on a business model under which we own the facilities we construct, we are currently evaluating the future status of our development efforts under an equipment sales model.

With respect to current and future projects such as Huckabay Ridge, Swift, Mission and Gallo-Columbard, Microgy seeks to own and operate all or part of each project, thereby profiting from the sale of the gas produced, whether to end-users pursuant to long-term supply agreements or by the sale of the gas as a commodity. Microgy anticipates providing the O&M services for the digester portion of any such projects.

Microgy’s Technology

At the heart of the Microgy system is the enhanced biogas production system developed over more than 15 years by our licensor in Denmark that currently has 30 plants based on this technology operating throughout Europe. Whereas previous systems had principally focused on the environmental remediation aspects of digestion (and produced biogas as a side effect), the Microgy system is designed specifically to maximize biogas production. Methane is the main product of the process, making up 60% to 70% of the resulting biogas. Other by-products of the process can include fertilizers, bedding, compost and other bio-solid products.

Microgy’s process mixes animal manure with additional substrates, such as fats, oils and proteins derived from food industry wastes, under proprietary conditions. The manure provides the anaerobic bacteria that are the engine of the biogas production process, and also provides buffering capability that assists in maintaining the reaction at proper levels, while the addition of substrate significantly boosts gas production. Producing the proper recipe of materials, ensuring a consistent supply of these materials and carefully managing the conditions within the tank results in enhanced biogas production.

Microgy’s system utilizes sophisticated equipment and control systems. This allows us to optimize the recipe for digestion in each tank, maintain precise temperature control and carefully adjust the mixing rate. In addition, the Microgy system is composed of steel tanks and piping, which are durable and nonporous, allowing for calibration of the process within a controlled environment. Ongoing gas production and equipment operations therefore can be carefully managed. In addition, the high level of gas output allows for application of other technologies, such as those used for gas conditioning. Perhaps most importantly, coupled with the technical advantages of the system is a suite of proprietary processes and “know how” to achieve the highest levels of biogas production, resulting in the lowest output costs per unit of input of any anaerobic digestion system known to Microgy.

Set forth below is a diagram of the Microgy process:

License Agreement with Danish Biogas Technology A/S

Microgy licenses the anaerobic digestion portion of its technology from Danish Biogas Technology A/S, referred to as DBT. DBT’s parent, Xergi A/S, referred to as Xergi, is 50% owned by Schouw & Co., a Danish public company and 50% by DDH, a Danish environmental and engineering firm. DBT has been a leader in the development of this technology and has constructed 30 anaerobic digester facilities in Europe over the past 15 years. In Denmark, DBT’s systems have been successful in providing manure management and viable renewable energy for many years.

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

Project Development

Today Microgy is concentrating on an ownership model of system development, and is principally focused on developing single-site multi-digester gas pipeline projects and on smaller-scale installations for customers with multiple-site potential. In pursuit of the multi-digester installations Microgy has begun construction, with South-Tex Treaters, Inc., on the Huckabay Ridge project and has signed and is currently permitting the Mission project. With respect to the smaller-scale, multi-location template, Microgy has signed and is permitting the Gallo-Columbard project and has signed a letter of intent with Swift & Company regarding the development of one or more facilities with them. Microgy initially refined the core module of its system through its development of the Five Star, Wild Rose and Norswiss facilities with Dairyland, and is currently evaluating further such opportunities.

Huckabay Ridge

In September 2005, Microgy and South-Tex entered into a limited partnership agreement, amended and restated in October 2005, relating to a multi-digester biogas production and gas conditioning facility to be known as the Huckabay Ridge facility, located near Stephenville, Texas. The Huckabay Ridge project is expected to entail the construction of eight 916,000-gallon digesters, sufficient to process the manure from up to 10,000 cows. The facility is expected to produce an aggregate of one billion cubic feet of biogas per year with an energy content of 650,000 MMBTU. The gas is to be treated and compressed to produce and deliver pipeline-grade methane that will be sold as a commodity directly into a nearby natural gas pipeline. Microgy will retain operational control over the digester portion of the project, and South-Tex will be responsible for directing the operation of the cleaning and compression technologies, as well as the processing, handling, interconnecting and compliance monitoring duties necessary to produce the refined biogas and deliver it to the final purchaser. Microgy owns 59.5%, South-Tex owns 39.5% and the general partner of the limited partnership owns 1% of the partnership interests in the limited partnership, and each will be entitled to receive corresponding percentages of the net profits of the limited partnership upon distribution and the net assets of the limited partnership upon dissolution. In addition, Microgy and South-Tex each own a 50% membership interest in the general partner of the limited partnership, and 60% and 40% membership interests, respectively, in MST Estates, LLC, the entity that owns the land on which the Huckabay Ridge project will be located. The limited partnership will be managed by the general partner, over which Microgy and South-Tex share equal control.

Pursuant to the terms of the limited partnership agreement, Microgy has agreed to construct and lease to the Partnership the multi-digester Huckabay Ridge facility for the sum of $1.00 per year during the 35-year term of the Partnership. Similarly, South-Tex has agreed to construct and lease to the Partnership a gas scrubbing and compression facility and natural gas pipeline interconnection for the sum of $1.00 per year during the 35-year term of the Partnership. We currently estimate that the cost of constructing Microgy’s portion of the facility will be approximately $6.9 million.

Pursuant to the terms of the limited partnership agreement, the limited partnership will continue in force and effect until December 31, 2040, unless sooner terminated by:

•	the agreement of all the partners,

•	the withdrawal of a partner which is the sole remaining general partner, and the limited partners fail to elect a new general partner within ninety days of such withdrawal,

•	court order, or

•	on account of a bankruptcy or other similar event.

The Huckabay Ridge facility is an example of the type of large-scale single-site installations, which we intend to pursue in order to capitalize on economies of scale and more rapidly roll-out our systems.

Mission Dairy

In February 2006, Microgy, acting through a newly-formed, special purpose subsidiary known as Mission Biogas, L.L.C., entered into a manure supply agreement and a lease agreement with an affiliate of Mission Dairy of Hereford, Texas relating to the construction and operation of a multi-digester biogas production and gas conditioning facility, which we plan to connect to a natural gas pipeline. Microgy, acting through Mission Biogas, will design, construct, own and operate the facility. The facility is expected to be comprised of eight, 916,000 gallon anaerobic digesters, sufficient to process the manure from up to 10,000 dairy cows. This facility will substantially replicate the design of the Huckabay facility.

The manure supply agreement provides for the supply of all of Mission Dairy’s manure to the facility in exchange for a portion of the revenues generated by the facility from the sale of biogas or refined gas at prices in excess of certain minimum prices.

The lease provides for the location of the facility on an approximately 30 acre parcel of land adjacent to Mission Dairy, with the exact location and dimensions of the parcel and the necessary easements to be determined based upon the mutual agreement of the parties, taking into account the design of the facility and access to public roads and natural gas pipelines. The lease has a term of 40 years and provides for an annual lease payment of $1,000.

The obligations of the parties under the agreements, and the construction of the facility, are subject to, among other things, the agreement of the parties on the exact location of the facility and related easements, Microgy’s satisfaction with the lessor’s title to the underlying real property, the ability of the parties to obtain all necessary permits and Microgy’s ability to finance construction of the facility. Some or all of these conditions may not be fulfilled.

The Mission project will be the second of our large-scale single-site installations, a principal focus of our development efforts.

Joseph Gallo Farms

Microgy has signed agreements with Joseph Gallo Farms, referred to as Gallo Farms, pursuant to which Microgy will lease a site from Gallo Farms and construct, own and operate a multi-digester facility to be located at Gallo Farms’ Columbard dairy, one of five diaries owned and operated by Gallo Farms, in Atwater, California. The Columbard dairy currently milks approximately 3,100 cows. Throughout the term of the agreements, Gallo Farms is obligated to supply Microgy with all of the manure produced by the Columbard dairy for digestion in Microgy’s facility for the production of biogas. Furthermore, Gallo Farms is obligated to purchase the full design output of biogas from Microgy’s system, which Gallo Farms intends to use to replace propane currently used to fuel two boilers in its cheese manufacturing facility. Microgy retains the rights to all renewable energy credits, pollution credits, greenhouse gas credits, and similar credits and incentives associated with the production of biogas from the facility, whereas Gallo Farms retains the rights to all similar benefits associated with the use of the biogas. The agreements between Microgy and Gallo Farms have a term of 20 years from the date of commencement of delivery of biogas by the facility.

The Gallo-Columbard project is an example of a smaller-scale installation for the direct sale of biogas to an on-site customer with multiple-location potential.

Swift & Company

In March 2006, Microgy announced that it had entered into a letter of intent with Swift & Company, referred to as Swift, the second largest beef and pork processing company in the world.

The letter of intent provides that Microgy and Swift intend to construct a biogas production facility at Swift’s Grand Island, Nebraska beef processing plant that will utilize Microgy’s system to extract methane-rich biogas from animal wastes, meat processing wastes and certain wastewater plant residual waste streams that would otherwise be land-filled or land applied. In addition to the initial biogas project in Grand Island, both parties will cooperate to identify, evaluate and develop projects at Swift’s other beef and pork production facilities throughout North America.

The letter of intent with Swift remains subject to the negotiation and execution of definitive agreements relating to the siting of the Grand Island facility and the purchase and sale of biogas produced by such facility. Future projects with Swift likewise depend upon the identification of appropriate locations for such projects and the execution of similar definitive agreements.

The Swift relationship is an example of the type of affiliations we intend to foster with customers that may be able to utilize our systems in numerous locations. We believe that such multi-site roll-outs will streamline the development process and standardization of designs and specifications, and allow us to reap significant benefits in our development efforts.

Dairyland Power Cooperative

In March 2003, Microgy executed a letter of intent with Dairyland Power Cooperative to create a strategic alliance for the deployment of Microgy’s systems on dairy and swine farms in Dairyland’s service territory in the Midwest. Under this relationship, Dairyland will purchase the biogas produced from each farmer’s system for its use in the distributed generation of clean, renewable electricity. Dairyland serves a five state region through member cooperatives in Wisconsin, Minnesota, Iowa, Illinois and Michigan.

To date, Microgy has executed agreements with affiliates of five farms for the construction of Microgy’s systems: Wild Rose Dairy, Five Star Dairy, Norswiss Dairy, Daley Farms Dairy and Bach Farms. Under the initial Dairyland projects, Microgy acts as a general contractor, designing and building an anaerobic digester system, which it sells to the farm, and a generator, which it sells to Dairyland. Dairyland and the farm are then parties to a biogas supply agreement, where the farm sells the biogas it generates to Dairyland on a “take or pay” basis, which Dairyland then uses to generate electricity to suit its own needs. Microgy is providing the construction financing for the digester portion of these first projects, with such financing repaid solely by recourse to the revenues received by the farms from the sale of biogas to Dairyland, and is paying for licensing fees, construction, permitting, engineering, and other general expenses related to the projects. Microgy has completed construction of the systems at the Five Star Dairy facility in Elk Mound, Wisconsin and at the Wild Rose Dairy in LaFarge, Wisconsin. In addition, Microgy is commissioning the system at the Norswiss Dairy in Rice Lake, Wisconsin, which is now producing gas. Given its focus on the ownership of systems, Microgy is currently re-evaluating whether to proceed with further projects under the sales model.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Years ended December 31, 2005 and 2004—Microgy” appearing elsewhere in this report for more information regarding the commercial terms and operating costs associated with the first projects under our relationship with Dairyland.

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

ENTITY	RELATIONSHIP
Environmental Power Corporation	Parent of EPC Corporation
EPC Corporation	Current owner of Buzzard Power Corporation
Buzzard Power Corporation	Holds the lease rights to the Scrubgrass Plant and all principal project agreements
Scrubgrass Generating Company, L.P.	Owner and lessor of the Scrubgrass Plant
U.S Operating Services Company	Operator of the Scrubgrass Plant
Power Services Company	Manages business activities of the Scrubgrass Plant
Pennsylvania Electric Company, or PENELEC	Purchases energy from the Scrubgrass Plant
Falcon Power Corporation (“Falcon”)	General and Limited Partner of Lessor
Scrubgrass Power Corporation (“SPC”)	General Partner of Lessor
Cogentrix/Scrubgrass, Inc.	General Partner of Lessor
Aspen Scrubgrass Participant, LLC	Limited Partner of Lessor

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

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

Description of the Obligation	Balance at December 31, 2005	Balance at December 31, 2004	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	130,176,000	135,600,000	Quoted Bond Rates
Swap rate term loan (2005)	—	3,588,000	7.6725%

TOTAL	130,176,000	139,188,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	—	2,653,000	LIBOR + 1.250%

TOTAL	—	2,653,000

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

Under the terms of the loan agreements, Buzzard is subject to various customary financial and operating covenants, with the most critical being debt service coverage. It is required to maintain a 1.20 coverage ratio defined as all cash from revenues minus all operating expenses divided by principal and interest payments. As of December 31, 2005 and 2004, we were in compliance with all such covenants.

The Environmental Protection Agency and the Pennsylvania Department of Environmental Protection granted Nitrogen Oxide Ozone Transport Region Budget Allowances, or NOx Credits, to Buzzard based on factors that primarily pertain to the design and operation of the Scrubgrass plant. Buzzard is required annually to maintain NOx Credits that equal or exceed the quantity of its nitrogen oxide emissions during a seasonal period known as an ozone season. If the Scrubgrass plant’s nitrogen oxide emissions exceed its available NOx Credits, Buzzard would be subject to fines by such agencies. During 1999, Buzzard installed machinery, costing $811,568, which has significantly reduced its nitrogen oxide emissions. Accordingly, we anticipate that Buzzard may not require a portion of its future NOx Credits to comply with the applicable regulations. NOx Credits are transferable and marketable. Buzzard has sold and may sell, from time to time, its projected excess NOx Credits or purchase additional NOx credits that are necessary to meet the applicable regulations. To date, we have entered into several agreements to sell and purchase, when necessary, NOx credits, but we have not sold any such credits since 2002.

Our wholly owned subsidiary, EPC Corporation, holds our investment in Buzzard as its sole asset. In September 2003, EPC Corporation obtained a $3,700,000 loan from an affiliate of ArcLight Energy Partners Fund I, L.P. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard are required to be used to repay this note. As an incentive fee for providing this note, we have also granted to ArcLight a participation right in a portion of the future distributions of Buzzard after the note has been repaid. ArcLight will receive half of the distributions after the note has been repaid in full and after EPC Corporation alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. We are required to make payments only when we receive distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, we are required to make at least one payment of any amount within a 24-month period. As of the date of this filing, we have satisfied this requirement for the next 20 months.

Competition

Microgy

Microgy plans to generate revenue from the development and ownership of facilities that market renewable, “green” energy in addition to providing pollution control features to the agricultural and food industry markets. In the energy market, its competitors include traditional regulated utilities, independent power producers, energy brokers and traders, energy service companies in the development and operation of energy-producing projects as well as the marketers of electrical energy, equipment suppliers, providers of pollution control products or services, and other non-utility generators.

Microgy’s “green” competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy not only for electricity sales but also for sale of marketable renewable energy credits and participation in various renewable portfolios and other programs.

In the agricultural markets, Microgy faces many forms of competition from other providers of pollution control. The most significant among these entities may include environmental engineers, providers of pollution control systems, and other developers of anaerobic digesters. Competition includes private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs. In addition, other developers of energy projects are endeavoring to utilize animal waste as a combustible fuel. Also, various collectors, processors and disposers of food industry waste are seeking to secure the types of food industry wastes needed by Microgy’s systems.

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

Environmental Regulation

Our present and any future projects are and will be subject to various federal, state and local regulations pertaining to the protection of the environment, primarily in the areas of water and air pollution and waste management. Microgy intends to build plants in various states. These facilities will be subject to federal, state and local regulatory requirements in all the locations where they may operate.

In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. We also have and will have significant administrative responsibilities to monitor our compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with all new applicable requirements could require modifications to operating facilities. During periods of non-compliance, our operating facilities may be forced to shutdown until the compliance issues are resolved. We are responsible for ensuring the compliance of our facilities with all the applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The cost of environmental regulation does and will continue to affect our profitability.

Microgy

Depending on the location of each individual plant, the federal Clean Water Act and state implementation plans of the federal Clean Air Act as described below, as well as other state and local laws, may apply to Microgy’s projects. The state permitting process could involve lengthy delays and the purchase of offsets in order to counter-balance emissions.

The primary federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers concentrated AFOs. Federal NPDES permits may be issued by the EPA or any state authorized by the EPA to implement the NPDES program. The EPA has certified 45 states to issue their own NPDES permits. Furthermore, in December 2002, the EPA issued new rules to regulate manure run-off on farms, one of the nation’s leading causes of water pollution. The new rules apply to an estimated 15,500 livestock operations across the country. These farms will need to obtain permits, submit an annual report, and develop and follow a plan that will ensure that measures are being instituted to minimize runoff from wastewater and manure. We believe that these requirements represent a significant opportunity for Microgy, insofar as a Microgy system can play a useful role in any animal waste management program.

Microgy’s facilities may, in some cases, be considered distributed electric power generation sites. Under the federal Clean Air Act, each distributed generation site with an installed reciprocating engine and generator is regulated under a state implementation plan developed in accordance with the Clean Air Act rules and regulations. The engine emissions at each site will be covered under a general statewide permit or a point source permit. In most regions, the engine emissions are considered a minor point source for both the general and specific permit, and no other emission control devices are required. However, in areas with air quality problems, such as California, more stringent regulatory requirements may apply. The engine emissions may be subject to additional state regulations not contained in a state’s implementation plan.

Buzzard

Buzzard’s Scrubgrass facility is subject to air quality regulations under the Clean Air Act. The Clean Air Act established air quality standards for certain pollutants including ozone, sulfur dioxide, nitrogen oxides, particulate matter, carbon monoxide and lead. Title I of the Clean Air Act established the Northeast Ozone Transport Region, which includes 12 northeast states and the District of Columbia, to address the concentration of these pollutants in the Northeast. Ozone control is facilitated by the control of pollutant precursors, which are nitrogen oxides, or NOx, and volatile organic compounds. Certain electric generating facilities that use fossil fuels, including the Scrubgrass plant, are considered major sources of NOx emissions.

In recent years, the Pennsylvania Department of Environmental Protection, or PA DEP, established regulations that required reductions in NOx emissions. To administer these regulations, the PA DEP began allocating NOx allowances, referred to as NOx Credits, to certain facilities. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. The Scrubgrass plant, as a result of the efficiency of its original design and recent upgrades, meets the strictest emissions requirements. As a result, Buzzard has been able to benefit from the sale of NOx Credits. To date, we have sold credits through 2007 in anticipation of meeting the air quality standards for sulfur dioxide, nitrogen oxides, particulate matter, carbon monoxide and lead during this period.

The Scrubgrass plant must also comply with various environmental regulations pertaining to water discharge as well as the handling and disposal of hazardous and non-hazardous wastes. Currently, the Scrubgrass plant employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass plant. Ash, which is a byproduct of the waste-coal combustion process, is removed from the Scrubgrass facility and returned to the original waste site, which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, our ash disposal costs may significantly increase, which could have material adverse affect on our results of operations and financial position.

Energy Regulation

As participants in the energy marketplace, Microgy, Buzzard and the facilities they own and operate are and will continue to be affected by the complex matrix of federal and state regulation of the energy sector, including the federal Public Utility Regulatory Policies Act, the Federal Power Act and the regulation and oversight of state public utility commissions. Each of these areas is discussed in more detail below.

Public Utility Regulatory Policies Act

The Public Utility Regulatory Policies Act of 1978, or PURPA, and the regulations under PURPA promulgated by the Federal Energy Regulatory Commission, or FERC, have provided incentives for the development of cogeneration facilities and small power production facilities, which are power projects that use renewable fuels, generally have a capacity of less than 80 megawatts and meet certain ownership requirements. In general, PURPA requires utilities to purchase electricity produced by facilities using alternative fuels or from cogeneration facilities that meet the FERC’s requirements for certification as qualifying facilities, or QFs. The Energy Policy Act of 2005 recently eliminated this purchase requirement with respect to new contracts.

PURPA provides two primary benefits to QFs. First, QFs generally are exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Such regulations include the Federal Power Act, or FPA. Second, electric utilities are required to purchase electricity generated by QFs at a price that does not exceed the purchasing utility’s “avoided cost” and to sell back-up power to the QFs on a non-discriminatory basis. The term “avoided cost” is defined generally as the price at which the utility could purchase or produce the same amount of power from sources other than the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates other than the utilities’ avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA, as implemented in many states, has helped to create a regulatory environment in which it has been common for long-term agreements to be negotiated.

In order to obtain QF status under PURPA, any facilities that we might acquire or develop will be required to meet certain size and fuel requirements and/or co-generate. Specifically, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process for heating or cooling applications, while meeting certain energy efficiency standards. With respect to small power production facilities, there is generally no size limit, and the primary energy source of the facility must be biomass, waste, renewable resources, geothermal resources, or any combination thereof.

Our Scrubgrass plant is certified as a QF by the FERC. In addition, we believe that some of the facilities we would build or develop using Microgy’s licensed technology would also meet the qualifications required to be a QF. We endeavor to develop our projects and monitor compliance of existing projects with applicable regulations in a manner that minimizes the risks of any project losing its QF status. However, if a facility in which we have an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from the FPA. Loss of QF status, among other things, could trigger certain rights of termination under the facility’s power sales agreement, the acceleration of indebtedness related to the facility, could subject the facility to rate regulation as a public utility under the FPA and state law.

Federal Power Act

Under the FPA, FERC is authorized to regulate the transmission of electric energy and the sale of electric energy at wholesale in interstate commerce. FERC regulation under the FPA includes approval of the disposition of generation facilities, jurisdictional utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking corporate directors, officers, and officials, and a uniform system of accounts and reporting requirements for public utilities.

FERC regulations provide that a QF is exempt from regulation under many of the foregoing provisions of the FPA. However, QFs remain subject to limited FPA regulation concerning interconnection authority, transmission authority, transmission rates, information requirements, and emergency provisions. However, many of the regulations that customarily apply to traditional public utilities have been waived or relaxed by FERC for power marketers, companies that were exempt wholesale generators, or EWGs, prior to the repeal of the Public Utility Holding Company Act of 1935, and other non-traditional utilities that have demonstrated that they lack market power in the region in which they are located. Such companies are often granted authorization to charge market-based rates, blanket authority to issue securities, and waivers of FERC’s requirements pertaining to accounts, reports and interlocking corporate directors, officers, and officials.

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

Employees

As of December 31, 2005, we had 30 employees, including executive officers and other marketing, finance, engineering and administrative personnel. None of our employees are represented by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Item 1A.    Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should purchase the common stock only if you are sophisticated in financial matters and business investments. You should carefully consider the following factors before purchasing our common stock.

Risks Relating to Microgy

Microgy has very little operating history from which to evaluate its business and products.

Our subsidiary, Microgy, Inc., referred to as Microgy, was formed in 1999 and is still in the development stage. Microgy intends to develop facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Because a large part of our future business is expected to involve Microgy’s projects and Microgy is an unproven enterprise with very little operating history, we are unable to determine whether our investment in Microgy will prove to be profitable. If our investment in Microgy is not profitable, your investment in our common stock will be adversely affected.

Microgy has experienced losses to date and we anticipate it will continue to experience losses into at least 2006.

We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2006, which could have a material adverse effect on the value of your investment in our common stock.

Microgy has little experience in project development, and the marketplace for Microgy’s systems is complex, still developing and subject to change; therefore, we cannot predict how all projects will be developed, what Microgy’s costs will be or, consequently, whether Microgy or any project undertaken by Microgy will be profitable.

Microgy has very limited experience in project development, including project assessment, construction and operation. In addition, Microgy markets its systems in a complicated and changing environment. Microgy also has no experience in the design, construction and operation of multiple digester projects of the kind on which its business plan is now focused. Due to the many possible applications for Microgy’s technology, and the many possible ways in which projects deploying Microgy’s technology might be structured, Microgy may decide to develop and own facilities, sell and operate facilities or some combination of the foregoing, either alone or in conjunction with others. We expect to make these determinations on a case-by-case basis. As a result of Microgy’s inexperience and the dynamic nature of its market, we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, the construction or operating costs associated with any project, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our common stock will be materially adversely affected.

If we are unable to obtain needed financing for Microgy’s projects, the value of our Microgy investment may be reduced significantly.

We do not have adequate funds on hand to complete construction of the projects we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific projects and other factors, including assessment of our ability to successfully construct and manage each project. If we are unable to obtain the required financing, your investment in our common stock will be materially adversely affected.

If we are unable to obtain sufficient manure and other waste resources for use as substrate for Microgy’s renewable energy projects, Microgy will not likely operate profitably.

The performance of our renewable energy technologies is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of power or biogas. While we often have agreements relating to the supply of manure, these agreements may not cover all of our requirements. Furthermore, we do not currently have any binding agreements relating to the supply of substrate to our projects. Lack of manure or substrate or adverse changes in the nature, quality or cost of such waste resources would seriously affect the ability of our projects to produce gas at profitable levels and, consequently, our ability to develop and finance projects and to operate efficiently and generate income. As a result, our revenue and financial condition would be materially and negatively affected. We cannot assure you that the waste resources we require will be available in the future for free or at prices that make them affordable for our waste-to-energy technologies.

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

We are a small company, and the entrance of large companies into the alternative fuels and renewable energy business will likely harm our business.

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

If our relationship with the licensor of our technology was terminated for any reason or such licensor ceased doing business, our Microgy subsidiary would be negatively impacted.

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

The large number of tasks that need to be accomplished for the development of projects based on our system increases the possibility that such projects will incur costly delays.

In our development of projects based on our anaerobic system for ourselves or on behalf of our customers, we are required to enter into or obtain some or all of the following:

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

We do not expect to receive cash from the operations of Buzzard, because such cash, if any, will be used to repay interest and principal on our loan from an affiliate of Arclight. As a result, if we are not able to raise additional capital to fund Microgy’s operations and our corporate expenses until Microgy’s operations begin to generate positive cash flow, we will not be able to continue to fund Microgy’s operations at their current levels, and our business will be materially and adversely affected.

The composition of effluents from our facilities is not certain and may expose us to liability.

In some cases, we may be responsible for handling the wastes that will be produced by some of our facilities. We do not have experience in handling or disposing of such wastes. Handling and disposing of such wastes could result in unpredictable regulatory compliance costs, related liabilities and unwanted materials in waste effluents and co-products, all of which could harm our financial condition.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The table appearing in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources—Long-Term Liabilities and Commitments—Scrubgrass Debt Obligations” appearing elsewhere in this report, shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest rates will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,301,760 increase in our lease expense.

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

Risks Relating to Our Common Stock

We have numerous outstanding options and warrants which may adversely affect the price of our common stock.

As of December 31, 2005, we had outstanding options, both vested and unvested, and warrants to acquire up to approximately 3,469,346 shares of our common stock at prices ranging from $1.40 to $21.56 per share. For the term of such options and warrants, the holders thereof will have an opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. This may have an adverse effect on the price of our common stock and on the terms upon which we could obtain additional capital. It should be expected that the holders of such options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable then those provided by the options and warrants.

The issuance of preferred stock may adversely affect the price of our common stock, which could cause a reduction in the value of your investment.

We are authorized to issue up to 2,000,000 shares of preferred stock. The preferred stock may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution without shareholder approval. No shares of preferred stock are currently outstanding. However, we may issue preferred stock that would enjoy dividend and liquidation preferences over our common stock, thereby diminishing the value of our common stock.

The sale of a substantial number of shares could cause the market price of our common stock to decline.

Our sale, or the resale by our stockholders, of shares of our common stock could cause the market price of our common stock to decline.

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of December 31, 2005, we had approximately 2,134,067 shares of restricted common stock outstanding, all of which shares are eligible for resale in accordance with Rule 144.

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our shareholders of up to 1,677,688 shares of our restricted common stock, of which 1,017,712 shares are currently issued and outstanding and 659,976 shares are subject to outstanding warrants that are currently exercisable at a price of $7.02 per share. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants.

As of December 31, 2005, we had outstanding options to acquire up to approximately 2,709,370 shares of our common stock at prices ranging from $1.40 to $21.56 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 95,000 shares as of December 31, 2005, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Our management and directors will continue to exercise significant control over our management and affairs.

As of December 31, 2005, management and directors, including Joseph E. Cresci, Donald A. Livingston, Kamlesh R. Tejwani, Robert I. Weisberg, Jessie J. Knight, Jr., John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, John F. O’Neill and Randall Hull beneficially owned approximately 27% of our outstanding common stock. While there are no voting agreements among them, such persons, as a group, may be able to control the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction.

The lack of a developed trading market may make it difficult for you to sell your common stock.

Prior to December 27, 2004, our common stock was traded on the OTC Bulletin Board. While our common stock is now listed for trading on the American Stock Exchange, trading activity in our common stock has fluctuated and has at times been limited. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

The market price for our common stock may be volatile.

The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new projects and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. The stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute your investment.

We require and are seeking corporate and project financing to fund our ongoing operations and growth plans as well as and the cost of any development we may decide to pursue for our projects. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of our preferred stock, such preferred stock will have rights and preferences that are superior to those of the shares of common stock offered hereby.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Buzzard leases the Scrubgrass facility, which is an approximately 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The principal terms of the lease are described in Item 1 of this report under the heading “Buzzard”.

We lease 2,818 square feet of office space for our corporate headquarters in Portsmouth, New Hampshire under a five-year lease that commenced on March 1, 2002 with monthly payments of $5,520. On March 25, 2005, we entered into a two-year lease for an additional 1,860 square feet of office space in the same building providing for monthly payments of $3,580.

We lease office space at 555 Fifth Avenue, New York, New York. The lease term runs until May 31, 2006 and has monthly payments of $3,300.

Microgy is a tenant-at-will for office space located in Colorado and Wisconsin with aggregate rents of $1,545 per month.

Microgy expects to lease approximately seventy-two acres of land in Erath County, Texas for a nominal rent from MST Estates LLC, a limited liability company of which Microgy and South-Tex own 60% and 40%, respectively, of the outstanding membership interests and share equal control. MST Estates LLC currently owns this land. This lease is expected to have a term of approximately 35 years. Microgy has begun construction on the Huckabay Ridge project on the land that will be subject to this lease.

Microgy leases approximately two acres of land in Atwater, California for a nominal rent from Gallo Farms. The lease has a term of approximately 20 years. Microgy is currently seeking permitting for the Gallo-Columbard project, which Microgy intends to construct on the land that is subject to this lease.

Microgy’s subsidiary, Mission Biogas, L.L.C., is party to a lease with an affiliate of Mission Dairy which provides for the location of the facility on an approximately 30 acre parcel of land adjacent to Mission Dairy, with the exact location and dimensions of the parcel and the necessary easements to be determined based upon the mutual agreement of the parties, taking into account the design of the proposed Mission facility and access to public roads and natural gas pipelines. The lease has a term of 40 years and provides for an annual lease payment of $1,000.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on Environmental Power’s Common Stock and Related Stockholder Matters

Our common stock trades on the American Stock Exchange under the symbol “EPG.” As of December 31, 2005 there were approximately 163 record holders and over 1,500 beneficial holders of our common stock.

The following table shows the quarterly high and low bid prices during 2003 and 2004 as reported by the OTC Bulletin Board, where our stock traded prior to its listing on the American Stock Exchange on December 27, 2004, and after giving effect to a 1-for-7 reverse split of our common stock on November 30, 2004.

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$2.17	$1.33
Second Quarter	2.03	1.19
Third Quarter	8.19	1.40
Fourth Quarter	7.63	5.60
Fiscal Year Ended December 31, 2004
First Quarter	$10.78	$6.16
Second Quarter	8.19	5.95
Third Quarter	7.84	6.44
Fourth Quarter (through December 24, 2004)	8.45	5.60

These over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table shows the quarterly high and low sales prices during the remainder of the fourth quarter of 2004, during 2005 as reported on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2004
Fourth Quarter (from December 27, 2004 through December 31, 2004)	$7.05	$6.85
Fiscal Year Ended December 31, 2005
First Quarter	$7.09	$4.60
Second Quarter	5.80	4.20
Third Quarter	7.99	5.48
Fourth Quarter	7.99	6.31

Our board of directors has not declared any dividends on our common stock since the last quarter of 2000. Due to our acquisition of Microgy in 2001 and the anticipated continued expansion of our business, our board of directors has determined that available cash flows should be used for operating and investing activities for the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 11 of this Annual Report on Form 10-K.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Not applicable.

Item 6.	Selected Financial Data

This section presents our historical consolidated financial data. You should read carefully the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this report, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements.

We derived the statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 from our audited consolidated financial statements, which are included at the end of this report. We derived the statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. Dollar amounts are shown in thousands, except for per share data.

	Year Ended December 31
	2005	2004	2003	2002	2001(1)
Results of Operations Data:
Revenues	$55,800	$59,790	$53,365	$54,984	$53,518
Costs and expenses:
Operating expenses	$28,872	$28,625	$25,124	$24,140	$23,681
Lease expenses	20,830	22,066	22,382	25,291	24,706
Cost of goods sold	6,116	3,736	—	—	—
General and administrative expenses	10,155	6,211	5,644	5,606	3,859
Non-cash compensation	900	2,320	713	50	114
Depreciation and amortization	487	472	495	545	441

	$67,360	$63,430	$54,358	$55,631	$52,801

Operating (loss) income	$(11,560)	$(3,640)	$(993)	$(647)	$717
Other income (expense):
Other income	$33	$—	$2	$—	$2,135
Interest income	315	45	31	48	78
Interest expense	(499)	(755)	(352)	(142)	(185)
Sale of NOx emission credits	—	—	—	2,428	—
Amortization of deferred gain	308	308	308	308	308

	$157	$(402)	$(11)	$2,642	$2,336

(Loss) income before income taxes	$(11,403)	$(4,042)	$(1,004)	$1,995	$3,053
Income tax expense (benefit)	11	(84)	(26)	857	1,374

Net (loss) income	$(11,414)	$(3,958)	$(978)	$1,138	$1,679
Basic earnings (loss) per common share	$(1.55)	$(0.86)	$(0.29)	$0.38	$0.83
Diluted earnings (loss) per common share	$(1.55)	$(0.86)	$(0.29)	$0.38	$0.79
Weighted average number of common shares outstanding on a diluted basis	7,384	4,583	3,376	2,973	2,107

Balance Sheet Data:
Total assets	$120,430	$108,948	$103,154	$92,958	$85,566
Working capital	18,520	5,907	3,876	(585)	(1,499)
Deferred gain(2)	3,238	3,547	3,855	4,164	4,472
Long-term obligations	80,439	80,410	79,814	71,244	65,216
Shareholders’ equity	25,697	10,218	6,620	6,186	4,383

(1)	The Results of Operations Data for 2001 includes Microgy from July 23, 2001 to December 31, 2001.

(2)	See Note B of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this annual report on Form 10-K and our consolidated financial statements and accompanying notes appearing in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth in Part I, Item 1A—Risk Factors appearing elsewhere in this report.

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed three anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We currently have two principal business units, Buzzard Power Corporation and Microgy, Inc., which are described below. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all of our available resources, in terms of both financial and human capital, to take advantage of Microgy’s opportunities.

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

Microgy, Inc.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes. The biogas can be used to produce pipeline-grade methane or marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies either have passed or may be in the process of passing regulations that require concentrated animal feeding operations, referred to as AFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor driving adoption of our systems.

We believe that a number of factors, including high energy prices, increasing desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note B to our consolidated annual financial statements appearing in this report, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Sale and Lease-Back Accounting

Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option that enabled us to reacquire Buzzard, then a wholly owned subsidiary of Scrubgrass Power Corporation and owner of the right to lease the Scrubgrass facility, for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from our consolidated financial statements the gross assets and liabilities of the Scrubgrass facility and reported a gain of $6.8 million arising from the sale of Scrubgrass. However, due to our anticipated involvement with the lease, we were required to defer our gain over the 22-year minimum lease term, which commenced on June 30, 1994. In connection with the operating lease, we incurred aggregate costs of $3.3 million to reacquire Buzzard, the lessee of Scrubgrass, and capitalized these costs as the value of our lease rights. The value of our lease rights is also being amortized over the 22-year minimum lease term, which commenced on June 30, 1994.

Lease Expense Recognition

We have a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22-year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50% of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor’s specified base rent increases over time and is based on a schedule which follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, we are required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of our lease expenses will be paid in cash and a portion will be recorded as a liability.

As of December 31, 2005, we have a deferred lease expense of $77.6 million recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years that have not been paid to the lessor. In the later years of the lease, we expect that our cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in the recognition of non-cash lease expense of $122,000, $2.1 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additional rents are not part of this straight-line basis and are recorded as incurred. Our subsidiary, EPC Corporation, which owns 100% of Buzzard’s common stock, is not liable for future lease rental payments. Buzzard’s stock is pledged as security, and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

As of December 31, 2005, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

Future Minimum Scrubgrass Lease Payments

2006	2007	2008	2009	2010	Thereafter	Total
$26,058,000	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	$304,208,000

Our lease expense components, which are discussed in the following paragraphs, consist of specified base rent payments, calculated on a straight-line basis, and additional rent.

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

Revenue Recognition

We record power generation revenues when electricity is transmitted to the utility under the terms of the underlying power sales agreement. However, under the terms of our long-term power sales agreement, or PSA, with Pennsylvania Electric Company, or Penelec, the same annual generation of electricity is expected to result in significant increases in revenues over the life of the PSA. For various reasons, including the requirement that all the power generated by the Scrubgrass facility be sold to one customer, we account for power generation revenues under the lease accounting rules as if the power sales agreement were a sublease to this customer. In accordance with accounting principles generally accepted in the United States of America, we are therefore required to aggregate the expected revenue to be received over the life of the power sales agreement and recognize it on a straight-line basis over the 22-year lease term. As such, during the early years of the power sales agreement with Penelec, a portion of our power generation revenues will be received in cash and a portion will be recorded to an asset. However, because we cannot predict whether revenues would be collected over the entire life of the power sales agreement, and, absent revenues, whether Buzzard would be able to perform under the lease, the recognition of revenue on a straight-line basis has been limited to the recognition of lease expense on a straight-line basis. As a result, net income is not affected by straight-line lease and revenue accounting.

As of December 31, 2005, we have accrued power generation revenue of $77.6 million recorded on our consolidated balance sheet, which is equal in amount to the deferred lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years that has not been collected from Penelec.

This straight-line accounting treatment of power generation revenue under the PSA with Penelec resulted in non-cash revenues of $122,000, $2.1 million and $5.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In the later years of the PSA, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

Method of Accounting for Contracts

Revenues and profits from our Dairyland contracts, which appear as product sales on our income statement, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of revenues or deferred contract revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled revenues and billings in excess of revenues related to our contracts at December 31, 2005, 2004 and 2003, consisted of the following:

Accounting for Contracts	December 31, 2005	December 31, 2004	December 31, 2003
Billings in excess of revenues	$457,719	$737,082	$—
Unbilled revenues	58,448	624,683	—

Notes Receivable

During 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and completed a substantial portion of the digester at Norswiss Dairy. Each digester has begun operations. The sales price for each digester is $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of $1.0 million each. Accordingly, we have valued these notes based on our current estimate of the future cash flow stream from the sale of gas, which we estimate will be $2.4 million. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required. Please see the discussion of these notes set forth below for more information.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2005, we had recorded a deferred income tax asset of $5.8 million and a valuation allowance of $5.8 million against our gross deferred income tax assets; due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

The provisions of SFAS 142 were applied to the goodwill and intangible assets of $4.9 million acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2005. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of December 31, 2005.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2005 and 2004

For the year ended December 31, 2005, we had a net loss of $11.4 million, or a loss of $1.55 per common share, compared to a net loss of $4.0 million, or a loss of $0.86 per common share, for the year ended December 31, 2004. This increase is primarily attributable to a decrease in total revenues of $4.0 million and an increase in total costs and expenses of $3.9 million, as described in more detail below.

Revenues decreased by $4.0 million, or 8%, to $55.8 million for 2005, as compared to $59.8 million for the same period in 2004. Buzzard operated at 90% of capacity for 2005, compared to 92% of capacity for 2004. Billed power generation revenues at Buzzard decreased by $2.3 million to $51.6 million in 2005 from $53.9 million in 2004 due to a decrease in the capacity rate and a contractual decrease in the billable power rate. Additionally, accrued power generation revenues decreased by $2.0 million to $122,000 from $2.1 million, as discussed below. Microgy’s revenues, relating to its first three projects, increased 9% to $4.1 million in 2005 from $3.7 million in 2004.

Costs and expenses increased by $4.0 million, or 6%, to $67.4 million for the twelve months ended December 31, 2005, as compared to $63.4 million for the same period in 2004. This increase was primarily due to increases in general and administrative costs of $4.0 million and in costs of goods sold at Microgy of $2.4 million. These increases were partially offset by decreases in non-cash compensation of $1.4 million and in lease expenses of $1.2 million. The increases in general and administrative expenses resulted from additional staff expansion, as well as accruals for additional pension obligations, severance pay, and operating expense reserves.

Other income increased to $158,000 in 2005, as compared to other expenses of $402,000 in 2004. This increase was attributable to both an increase in interest income, as our cash balances increased from our public offerings, and to a decrease in interest expense, as we paid down the balance on the ArcLight loan.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard had a pre-tax loss of $2.4 million for the year ended December 31, 2005, compared to pre-tax income of $1.8 million for 2004. This loss is primarily attributable to a $4.3 million decrease in power generation revenues, as described below. Total costs and expenses remained relatively flat.

Revenues at Buzzard, which are comprised of power generation revenues, decreased to $51.7 million in 2005 from $56.1 million in 2004. Buzzard operated at 90% of capacity in 2005, compared to 92% of capacity for 2004. The decrease was also driven by a 2% decrease in billed power rates pursuant to the terms of our PSA with Penelec. Additionally, accrued power generation revenues decreased by $2.0 million to $122,000 in 2005 from $2.1 million in 2004. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our PSA with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the PSA. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating costs at Buzzard for 2005 remained flat at $28.9 million compared to $28.6 million in 2004. Lease expenses decreased by $1.2 million due to a decrease in accrued lease expense of $2.0 million and a decrease of $2.0 million in principal and equity rent payments. These decreases were partially offset by increases in interest payments of $2.9 million.

Microgy

Pre-tax losses at Microgy increased $4.0 million to $6.6 million in 2005 from $2.6 million in 2004. This increase resulted from increases in operating expenses associated with the construction of Microgy’s first three projects, as well as increased development efforts in California and the southwestern United States.

Microgy’s revenues increased slightly to $4.1 million in 2005 from $3.7 million in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. Two of the projects are over 90% complete and the third is over 75% complete.

Microgy’s cost of goods sold increased by $2.4 million to $6.1 million in 2005 from $3.7 million in 2004. Construction costs increased to $4.5 million in 2005 from $3.7 million in 2004. In 2005, we recorded operating and start-up costs of $890,000 and a bad debt allowance of $750,000 relating to the notes on the first three Dairyland projects. These first three projects represent the initial steps in our strategy to commercialize our licensed technology. As such, we have expected and incurred substantial start-up, engineering, and construction costs of that we do not expect to have to incur in future projects. The two completed digesters have been producing gas, and are meeting our initial gas production expectations.

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

The commercial terms of the initial projects are not indicative of the commercial terms for future projects. The bad debt allowance on the notes relating to these projects would not be required were gas sold at current market prices. However, in order to expedite the deployment of these initial projects and capture the benefits described above, we chose to accept certain commercial terms and incur certain expenses that we do not expect to incur on future projects. For example, for each of these initial projects, Dairyland is to purchase, for a thirty-year period, the biogas generated by the digester at a below-market price of $3.00 per MMBTU. In addition, initial operating costs of these first facilities are higher than we expect for future projects. As we build additional projects, further implement operational infrastructure and gain operating experience, we expect these costs to decline.

General and administrative expenses for Microgy increased $1.9 million to $4.3 million for 2005, as compared to $2.4 million for 2004. This increase is primarily due to increases in payroll and benefit expenses of $1.2 million during the 2005 period, due to the additional staff needed for the growth of Microgy, in travel and entertainment expenses of $313,000 and in professional fees of $273,000, in each case as compared to the same period in 2004.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for 2005. We had a pre-tax loss in this segment of $2.4 million in 2005 compared to a pre-tax loss of $3.2 million in 2004. The decrease in pre-tax loss is primarily due to a decrease in non-cash compensation expense of $1.4 million. This decrease was offset by increases in payroll and benefit expenses of $1.1 million, due partially to severance expenses, and in professional services of $814,000, due partially to legal and accounting services.

The accounting for performance-based options and stock grants resulted in expenses of $635,000 in 2005 and $2.3 million in 2004. Please see Note I to the consolidated financial statements appearing in this report for more information. Because there is uncertainty regarding performance-based options, including vesting and stock price, we apply variable accounting treatment to these options. When options vest or if it is highly likely that they will vest, we expense the options based upon the then current stock price. These options are re-valued quarterly and any increase or decrease in value is charged to compensation expense.

We had other income in this segment of $121,000 for 2005, compared to expenses of $397,000 for 2004. The increase in other income is primarily due to increases in interest income of $209,000 and a decrease in interest expenses of $245,000 for 2005, due to the fact that we have continued to make repayments on the principal balance of the ArcLight loan, as described in Note G to the consolidated financial statements included in this report.

Comparison of the Years ended December 31, 2004 and 2003

For the year ended December 31, 2004, we had a net loss of $4.0 million, or a loss of $0.86 per common share, compared to a net loss of $978,000, or a loss of $0.29 per common share, for the year ended December 31, 2003. The increase in net loss was primarily attributable to a $2.6 million pre-tax loss in Microgy and a $3.2 million pre-tax loss in All Other Segments (as defined below), compared to pre-tax losses in 2003 for Microgy and All Other Segments of $1.7 million and $1.1 million, respectively. These losses were due to increased operating expenses at Microgy and at the home office that are tied to the construction of the first three Microgy plants. Buzzard provided pre-tax income of $1.8 million for the year ended December 31, 2004, compared to pre-tax income of $1.9 million for the year ended December 31, 2003. This decrease was due primarily to increased operating and maintenance expenses. The decrease in earnings per common share was partially offset by the increase in the weighted average common shares outstanding due to the issuance of additional shares of common stock in connection with our private placement concluded in the second quarter of this year, referred to as the 2004 Private Placement.

Revenues increased by $6.4 million, or 12%, to $59.8 million for the year ended December 31, 2004, as compared to $53.4 million for the year ended December 31, 2003. The increase is primarily attributable to increases in revenues at both Buzzard and Microgy. At Buzzard, operating capacity increased due to the absence of any unexpected outages as had occurred in 2003. In addition, Microgy recognized its first product sales revenues relating to its first three projects, based upon the percentage completion method.

Costs and expenses increased by $9.1 million, or 17%, to $63.4 million for the year ended December 31, 2004, as compared to $54.4 million for the year ended December 31, 2003. This increase was attributable in part to an increase in non-cash compensation expense to $2.3 million for the year ended December 31, 2004 from $713,000 for year ended December 31, 2003. These expenses related to non-employee stock and option grants and employee options that are subject to variable accounting treatment. Additionally, a 14% increase in operating expenses at Buzzard for the year ended December 31, 2004 contributed significantly to the overall increase in costs and expenses for the year.

In 2004, other expenses increased to $402,000 from $11,000 in 2003. This increase was primarily attributable to an increase in interest expense to $755,000 in 2004 from $352,000 in 2003. Almost all of this interest expense related to the Arclight loan, described below in the section titled Long Term Liabilities & Commitments.

For the year ended December 31, 2004, we reported a tax benefit of $84,000, as compared to a tax benefit of $26,000 for the year ended December 31, 2003. This change results from a federal tax benefit $358,000 and state tax obligations of $274,000.

We have two primary business segments, Buzzard Power Corporation and Microgy, Inc. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments are discussed below.

Buzzard

Buzzard provided pre-tax income of $1.8 million for the year ended December 31, 2004, compared to pre-tax income of $1.9 million for the year ended December 31, 2003. This modest decrease was caused primarily by increases in maintenance expenses including an additional $1.2 million for steam generators, offset largely by increased revenue.

For the year ended December 31, 2004, power generation revenues increased to $56.1 million, from $53.4 million for the year ended December 31, 2003. This increase was principally due to a 5% increase in billable rates to Penelec, the purchaser of power from this facility, and an increase in operating capacity to 91.99% for the year ended December 31, 2004 from 86.6% for the year ended December 31, 2003, when we suffered an unexpected outage caused by an electrical storm.

Accrued power generation revenues decreased by $3.0 million to $2.1 million for the year ended December 31, 2004, as compared to $5.1 million for the year ended December 31, 2003. This decrease resulted from the effects of FASB 13 on the accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat the power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power sales agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses for 2004 increased 14% to $28.6 million, from $25.1 million for 2003. The increase is primarily attributed to a 20% increase in fuel expenses to $11.1 million for the year ended December 31, 2004, from $9.2 million for the year ended December 31, 2003. The increase in fuel expenses resulted principally from increased operating capacity and increases in transportation costs. Operating fees also contributed to the increase in total operating expenses. These fees increased by $801,000 primarily due to operating bonuses that are tied to plant performance. In 2003, the unexpected outage caused the operator to miss reaching several bonus targets.

Lease expenses for 2004 decreased by $316,000 to $22.1 million for the year ended December 31, 2004, as compared to $22.4 million for the year ended December 31, 2003. A $3.6 million increase in scheduled equity rent payments in 2004 was completely offset by decreases in accrued lease expenses of $3.0 million, senior debt principal repayments of $172,000 and additional rent payments of $777,000.

Microgy

Pre-tax losses at Microgy increased to $2.6 million for the year ended December 31, 2004, compared to a pre-tax loss of $1.7 million for year ended December 31, 2003. This increase resulted from increases in operating expenses associated with beginning construction on three projects in 2004 and increased development efforts. Additionally, labor expenses increased due to the growth of this subsidiary.

Microgy recognized its first revenues of $3.7 million in 2004. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our agreement with Dairyland using the percentage of completion method. However, due to the uncertainty of the projects, we are currently limiting our percentage complete revenue recognition to an amount equal to our cost of construction, thereby not recognizing any gross profit until the project sale process is complete. Once we have a proven track record of successfully completing projects of this kind, we will move to the standard percentage of completion revenue recognition and recognize a prorated share of gross profit each period we record revenue. We began billing Dairyland for construction costs on these farms in August 2004.

Cost of goods sold increased to $3.7 million in 2004 from $0 in 2003. These expenses represent the construction costs related to the first three Dairyland projects.

Operating expenses for Microgy for the year ended December 31, 2004 increased to $2.4 million from $1.5 million for year ended December 31, 2003. This increase is primarily due to increases in payroll expenses of $477,000, due to the additional staff needed for the growth of Microgy, and increases of $464,000 from the allocation of corporate overhead to this subsidiary.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. For the year ended December 31, 2004, we had a pre-tax loss of $3.2 million compared to a pre-tax loss of $1.1 million for the same period in 2003. This loss is attributable to general and administrative expenses at our parent company, as discussed below. We do not have any revenues in these segments.

General and administrative expenses for the year ended December 31, 2004 increased to $2.8 million from $1.1 million for the year ended December 31, 2003. This increase was primarily attributable to increases in non-cash stock compensation. These expenses are related to stock and options granted to non-employees for services rendered and to the variable accounting of performance-based stock options for key executives.

We had total other expenses of $382,000 for the year ended December 31, 2004, compared to other income of $26,000 for the same period in 2003. The decrease in other income is primarily due to increased interest expenses related to the Arclight loan.

Quarterly Results of Operations

Note N to the consolidated financial statement included in this report sets forth items from our statements of operations for the eight quarters ended December 31, 2005, as well as that data expressed as a percentage of our total revenues. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information. This information should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this report. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The trends discussed in the period-to-period comparisons above generally apply to the results of operations for our eight most recent quarters.

We expect to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among other things, the progress of Microgy’s business plan, the effects of competition, market acceptance of our products, the mix of our products and services sold, demand for our products or the timing of customer acceptance of our products, changes in the level of our operating expenses, general economic conditions and the factors set forth in Part I, Item 1A—Risk Factors appearing elsewhere in this report. Due to these and other factors, our annual revenues and operating results are difficult to forecast accurately.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $7.3 million in the year ended December 31, 2005, compared to cash used in operating activities of $4.0 for the year ended December 31, 2004. We reported net a loss of $11.4 million during the year ended December 31, 2005. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss for 2005 to our net cash used in operating activities:

Depreciation and amortization—During the year ended December 31, 2005, we recognized depreciation and amortization for lease rights of $149,000, licensed technology rights of $186,000 and property plant and equipment of $153,000.

Deferred gain, net—Our deferred gain, net, decreased to $3.2 million as of December 31, 2005 from $3.5 million as of December 31, 2004. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing—During the year ended December 31, 2005, we had $391,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation—The accounting for performance-based options and stock grants resulted in non-cash compensation expenses of $635,000 for the year ended December 31, 2005. For the same period, non-cash compensation expenses related to options issued to non-employees amounted to $265,000.

Non-cash allowance for notes receivable—We recorded a bad debt reserve of $750,000 related to the notes receivable at Microgy relating to the first three Dairyland projects.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during 2005:

Receivables—Microgy receivables decreased to $529,000 for the year ended December 31, 2005 from $1.8 million for the year ended December 31, 2004, due primarily to lower product revenues sales at Microgy in the fourth quarter of 2005. Receivables at Buzzard decreased to $9.3 million from $14.5 million, respectively. This decrease was due to the lower power revenues in the fourth quarter resulting from the planned outage.

Note receivables—For the year ended December 31, 2005, we had notes receivable totaling $3.1 million related to the sale of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester will be sold for $1.0 million of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreements with Dairyland. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed.

Unbilled revenues—On December 31, 2005, we had $58,000 of unbilled revenues at Microgy, compared to $625,000 on December 31, 2004.

Other current assets—Other current assets increased to $1.2 million on December 31, 2005 from $171,000 on December 31, 2004. This increase includes a $656,000 federal income tax receivable related to a net operating loss carry-back claim and a state tax receivable of $328,000 at Buzzard.

Non-cash allowance for notes receivable—Because we have limited operating history at Microgy, we have set up a reserve on the notes receivable (described above) in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly.

Accounts payable and accrued expenses—Our accounts payable and accrued expenses decreased to $10.6 million on December 31, 2005 from $11.4 million on December 31, 2004.

Investing Activities

Our cash used for investing activities was $1.4 million in the year ended December 31, 2005, as compared to $474,000 in the same period in 2004. Our investing activities were concentrated primarily in the following areas:

Restricted cash—We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $2.3 million on December 31, 2005. These funds will be used to pay for future major maintenance expenses.

Construction on projects—Construction commenced on the Huckabay Ridge project in 2005. Expenditures were $729,000 for the year ended December 31, 2005. We have also paid $100,000 in license fees related to the fourth and fifth Dairyland project.

Property, plant and equipment—Property, plant and equipment expenditures were $170,000 for the year ended December 31, 2005, compared to expenditures of $111,000 for the same period in 2004.

Financing Activities

Our cash provided by financing activities was $23.1 million in the year ended December 31, 2005, compared to cash provided by financing activities of $3.4 million in the year ended December 31, 2004. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary—Buzzard paid dividends of $5,000 to its preferred stockholder during the year ended December 31, 2005 and 2004.

Public Offerings of Common Stock—On February 3, 2005, we successfully completed a public offering of our common stock, raising $12.4 million in net proceeds. We issued 2,500,000 shares of common stock in connection with this offering and 100,000 warrants to the underwriter as part of the placement fee. On November 21, 2005, we successfully completed an additional public offering of our common stock, raising $13.0 million in net proceeds. We issued 2,000,000 shares of common stock in connection with this offering. Subsequently, we raised an additional $635,000 and issued another 100,000 shares of common stock as part of the underwriter’s exercise of its over-allotment option.

Repayments of Notes Payable—In the year ended December 31, 2005, we made payments of principal and accrued interest of $516,000 on the ArcLight loan.

Capital leases—We received $31,264 in net proceeds from the financing of furniture and equipment in 2005.

Repayments of Notes Receivable from Officers and Board Members—In the year ended December 31, 2005, we received principal repayments of $2,000 on notes receivable from officers and directors.

Exercise of Stock Options—We received $283,000 of gross proceeds from the exercise of stock options in the year ended December 31, 2005.

Working Capital Loan and Current Notes Payable for Scrubgrass—Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $0 and $2.7 million as of December 31, 2005 and December 31, 2004, respectively. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2006.

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments. Note J to our consolidated financial statements provides additional information on these commitments.

Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$286,501	149,029	105,566	104,460	106,748	44,695	$796,999
Arclight Loan	—	1	1	1	1	2,215,526	2,215,530
Scrubgrass Lease Payments	26,058,000	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	304,208,000
Scrubgrass Fuel Contracts	2,913,000	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	17,163,000

TOTAL	$29,257,501	32,070,030	32,047,567	34,624,461	38,183,749	158,200,221	$324,383,529

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

Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal. We also granted participation rights to share in 50% of the distributions from Buzzard after the $3,700,000 loan is repaid and after we receive an additional $1,400,000 in distributions. This right terminates on December 31, 2012. As of December 31, 2005, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of December 31, 2005 and December 31, 2004:

Long Term Debt Obligations	December 31, 2005	December 31, 2004
Sunnyside plant obligations	$583,030	$583,030
Auto loan & capital leases	62,217	30,953
Arclight Note Payable	2,215,530	2,340,140

TOTAL	$2,860,777	$2,954,123

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2005 and December 31, 2004:

Description of the Obligation	December 31, 2005	December 31, 2004
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	130,176,000	135,600,000
Swap rate term loan (2005)	—	3,588,000

TOTAL	130,176,000	139,188,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	—	2,653,000

TOTAL	—	2,653,000

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

Notes Receivable from Officers—We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans which amounted to $638,000 and $640,000 as of December 31, 2005 and December 31, 2004, respectively. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Sunnyside Contingent Obligations—We had contingent obligations of $1.2 million on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of our Sunnyside project which were payable upon collection of certain obligations from the purchasers of Sunnyside.

On April 10, 2001, we received aggregate proceeds of $1.5 million from the purchasers of Sunnyside and resolved litigation by executing a binding settlement agreement. In this agreement, we were formally released from contingent obligations of $178,000. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,000. We reported the settlement proceeds of $1.5 million and the released liabilities of $635,000 as other income in our consolidated financial statements for 2001.

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,000. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action relating thereto runs out after 2007.

2006 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2006 is being compared to our historical results of operations for 2005:

Buzzard

Power generation revenues are expected to decrease slightly in 2006 due to a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. This decrease will be offset by increases in billed power rates and by improved capacity rates since we do not expect to incur a major maintenance shutdown.

Operating expenses are expected to increase slightly in 2006 primarily due to increases in fuel and fuel-related costs that are affected by diesel fuel rates and to scheduled increases in operations and maintenance contracts.

Lease expenses are expected to increase slightly in 2006 due to increases in scheduled principal and equity payments. These increases will be partially offset by decreases in interest expenses, as the balances decrease.

Microgy

We expect decreased revenues from Microgy in 2006, as we emphasize a business model where we own and operate the projects we develop, as opposed to our historic business model, which has focused on selling projects to third parties. Subject to our ability to obtain sufficient financing, we expect to complete the Huckabay Ridge project in 2006 and expect to generate revenues from its operation in the fourth quarter. Additionally, we have signed agreements with Swift & Company, Joseph Gallo Farms and an affiliate of Mission Dairy, and we expect to begin construction on these projects in the latter half of 2006, subject to the satisfaction of various conditions, including obtaining necessary permits and adequate financing. In any event, we do not expect that these projects will contribute any revenues in 2006.

In line with the change in emphasis in our business model, we expect decreases costs of goods sold and increases in operations and maintenance expenses.

General and administrative expenses are expected to remain relatively flat. We will continue to incur substantial costs associated with the development and growth of the business.

All Other Segments

We do not expect significant changes in general and administrative expenses related to All Other Segments. However, interest expense is expected to decrease in 2006 due to lower principal balances on the ArcLight loan.

Cash Flow Outlook

During 2006, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash will be used to repay interest and principal on the ArcLight loan.

On December 31, 2005, our unrestricted cash balance was $14.8 million as compared to $383,000 as of December 31, 2004. In addition, our restricted cash balances were $2.3 million and $1.9 million at December 31, 2005 and December 31, 2004, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

We believe, our current cash balance will be sufficient to fund our minimum lease, debt obligations, current construction commitments, and our corporate overhead requirements. However, our current cash balance and our cash flows from operations will not be sufficient to fund the construction of currently planned projects in the absence of obtaining additional financing.

Our present business strategy generally anticipates direct or indirect participation in the ownership of all projects. We anticipate that project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective project owner will be able to secure project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy is a direct or indirect owner of projects, Microgy will need to obtain substantial additional financing to allow it to develop and construct such projects. While we may also seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant market risk exposure is changing interest rates, which may affect our short-term investments, debt and certain of our lease expenses. In addition, we expect to become increasingly exposed to commodity price risk relating to our gas production. We offer the following information about these market risks:

Short-term investments

We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of three months or less. Because of the short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt

We have borrowings that bear interest at variable rates that are based on LIBOR. We monitor market conditions for interest rates and, from time to time, enter into interest rate swaps to manage our interest payments. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

Lease Expense

As a lease cost of the Scrubgrass plant, we are required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or LIBOR. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2005, the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $130,176,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in lease expense of $1,301,760. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, the notes thereto and the reports thereon of Vitale, Caturano & Co., Ltd., and Deloitte & Touche LLP, independent registered public accounting firms, required hereunder with respect to Environmental Power Corporation and its consolidated subsidiaries are included in this report on pages F-1 through F-28 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Non-Employee Directors

The following tables show information regarding executive officers and non-employee directors of Environmental Power Corporation. We believe that each of our non-employee directors, other than Mr. Kessner, is “independent” within the meaning of applicable rules and regulations of the Securities and Exchange Commission and the American Stock Exchange.

Executive Officers

Name	Age	Position
Kamlesh R. Tejwani	45	President and Chief Executive Officer (Director)
Joseph E. Cresci	63	Chairman and Secretary (Director)
Donald A. Livingston	63	Executive Vice President (Director), and acting President of Microgy Inc.
John F. O’Neill	49	Chief Financial Officer and Treasurer

Non-Employee Directors

Name	Age	Position
John R. Cooper	58	President, Finance and Energy Advisory Services, LLC
Jessie J. Knight, Jr.	55	President and CEO, San Diego Regional Chamber of Commerce and Executive Vice President of Navillus Associates, LLC
August Schumacher, Jr.	66	Managing Director, SJH & Co.
Robert I Weisberg	59	President and Chief Executive Officer, Alco Financial Services, LLC and Chairman and Chief Executive Officers, Oceans Casino Crusises, Inc.
Lon Hatamiya	47	Director, LEGG, LLC
Steven Kessner	53	Chairman and President, The R.E. Group

Executive Officers

Joseph E. Cresci is a founder of our company and has served as Chairman of our board of directors since inception in 1982 and as Chief Executive Officer from 1982 to July 2003. Previously, Mr. Cresci had held other senior management positions including CEO/Owner of a distribution business and President/COO of a subsidiary of a New York Stock Exchange listed company. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars. Currently, Mr. Cresci is a member of the Boards of Trustees of the Wang Center for the Performing Arts and the Commonwealth Shakespeare Company in Boston, Massachusetts.

Kamlesh R. Tejwani became our President and Chief Executive Officer and a director effective July 3, 2003. Mr. Tejwani served as President of Target Capital Corporation, a private equity firm, from May 1996 to June 2003. His responsibilities included structuring and implementing investments for an offshore investment fund and assisting operating companies in operational and strategic planning. From April 1990 until December 1995, he served as the Chairman and Chief Executive Officer of Air-Cure Technologies, Inc., a manufacturer and marketer of air pollution control systems.

Donald A. (Andy) Livingston is a director and a founder of our company and has served as our Executive Vice President since inception and as our President and Chief Operating Officer from September 1991 to July 2003. In addition, he served as President and Chief Operating Officer of Microgy from July 2002 until June 2005 and is currently serving as acting President of Microgy. Mr. Livingston was previously President and Chief

Executive Officer of Green Mountain Outfitters, Inc., a manufacturer and distributor of industrial plastic parts. He has also been a partner in a financial services firm, Capital Resources, Inc., where he was involved in obtaining debt and equity funds.

John F. O’Neill has been our Chief Financial Officer and Treasurer since July 1, 2005. From September 2002 to February 2004, Mr. O’Neill was Vice President, Finance, Chief Financial Officer and Treasurer of Constellation NewEnergy, a leading competitive supplier of electricity, natural gas and energy-related services to over 7,000 commercial and industrial customers throughout North America. From February 2000 until September 2002, Mr. O’Neill first served as Chief Financial Officer of the East Region of AES NewEnergy and subsequently Vice President of Finance/Chief Financial Officer of AES NewEnergy. From 1997 to October 1999 and from March 2004 through June 2005, Mr. O’Neill was a principal of EGB Consulting, Inc., a consulting firm providing advice on mergers, acquisitions, business sales, turnaround management and recapitalizations, where he served as an outsourced chief financial officer for several clients, including serving in this capacity for National Energy Choice, an energy aggregation company of which Mr. O’Neill later became a partner. Mr. O’Neill was a certified public accountant with KPMG Peat Marwick LLP (now KMPG LLP) from 1983 to 1996, attaining the position of Senior Manager. Mr. O’Neill holds a B.S. in Accounting from Bentley College.

Non-Employee Directors

John R. Cooper has been a director since 2003. Since 2002, he has been President of Finance of Energy Advisory Services, LLC, a financial structuring and energy consulting group. Until 2002, Mr. Cooper was a founding member of the management team at PG&E’s National Energy Group (and predecessor companies). As Senior Vice President—Finance, Treasurer and Principal Financial Officer, he oversaw all aspects of structuring and arranging financing for National Energy Group’s projects, energy trading operations, mergers and acquisitions and equity sell-downs, and was responsible for all corporate finance, treasury and insurance activities. Previously, he spent eight years with Bechtel Financing Services, Inc., where he was responsible for structuring and arranging financing for large infrastructure and energy projects. He spent three years as chief financial officer of a European oil, shipping, banking and venture capital group in Geneva, Switzerland. He is a former member of the Board of Directors of Criimi Mae, a commercial mortgage-backed securities investment company, and is currently an Advisory Director of Republic Financial Corporation. He is also a founding principal and Chief Financial Officer of Ocean Renewable Power Company, LLC. Mr. Cooper holds a bachelor’s degree from Trinity College (Connecticut), a master’s degree in development economics and international studies from the Johns Hopkins Nitze School of Advanced International Studies, and a master’s degree in finance from the Kellogg Graduate School of Management at Northwestern University.

Jessie J. Knight, Jr. has been a director since 2002. Since 1998, Mr. Knight has been the President and Chief Executive Officer of the San Diego Regional Chamber of Commerce. From 1993 through 1998, under Governor Pete Wilson, Mr. Knight served as Commissioner of the California Public Utilities Commission, responsible for regulatory oversight of the electric, gas, telecommunications and transportation industries of the state. Mr. Knight was the Vice President of Marketing for the San Francisco Chronicle and San Francisco Examiner newspapers for seven years. He spent ten years in senior management positions in finance and marketing for Castle & Cooke Foods in its domestic and Latin American operations. In its largest subsidiary and now a private company, the Dole Foods Company, he spent five years in senior marketing positions and as Director of Marketing for its U.S. and Canadian canned pineapple and juice businesses. Mr. Knight serves on the boards of the San Diego Padres Baseball Club, Alaska Airlines, and Avista Corporation. He was former Vice Chairman of the World Affairs Council of California and is a standing member of the Council on Foreign Relations. Mr. Knight is a graduate of St. Louis University, a fellow of the University of Madrid and has a masters degree in business administration from the University of Wisconsin, Madison.

August Schumacher, Jr. has been a director since 2002. Mr. Schumacher served as the third-highest ranking official in the United States Department of Agriculture in the Farm and Foreign Agricultural Service from 1997 to 2001. During this time, he was also President of the USDA’s Commodity Credit Corporation. Prior to his appointment, he directed the Department’s Foreign Agricultural Service. Earlier, Mr. Schumacher was the

Senior Agricultural Project Manager for World Bank and also served as the Commissioner of Food and Agriculture for the Commonwealth of Massachusetts. He also serves as a consultant for W.K.K. Kellogg Foundation and, since 2001, has directed the Washington office of the SJH and Company of Boston, Massachusetts, a consulting firm.

Robert I. Weisberg has been a director since 1994. He is President and Chief Executive Officer of Alco Financial Services, LLC, a commercial asset-based lending company, and Chairman and CEO of Oceans Casino Cruises, Inc., an operator of casino cruise ships. He was the former President and Chief Executive Officer of Pro-Care Financial Group, Inc., and has held the positions of President and CEO of Fleet Credit Corporation and Executive Vice-President of Fleet Financial Group. A graduate of Northeastern University, he received the Executive Award from a joint program sponsored by Williams College and the Harvard Graduate School of Business. Past Chairman and President of the Commercial Finance Association, he is presently a member of the Commercial Finance Association’s Education Foundation. Mr. Weisberg is a trustee of the Monterey Mutual Fund, and has served on numerous other public, corporate and non-profit community boards. He is a Governing Member of the Reed Union School Board and Chair of Fundraising.

Lon Hatamiya has been a director since August 2005. He has been a Director of LEGC, LLC, an international expert consulting firm serving businesses and public agencies specializing in economic analysis and development, intellectual property valuation, international trade and related matters, since January 2004. From December 2003 to March 2004, he was an advisor to Declare Yourself, a non-profit, non-partisan organization focused on motivating young voters. From January 1999 to November 2003, Mr. Hatamiya was Secretary of the State of California’s Technology, Trade and Commerce Agency and Chairman of the Board of the California Infrastructure and Economic Development Bank. From September 1993 to January 1999, Mr. Hatamiya held various positions in the United States Department of Agriculture, including Vice President of the Credit Commodity Corporation, and Administrator of the Agricultural Marketing Service and the Foreign Agricultural Service. He also practiced law with the international firm of Orrick, Herrington and Sutcliffe. Mr. Hatamiya holds a B.A. in Economics from Harvard University, an M.B.A. in International Business and Entrepreneurial Studies from the UCLA Anderson Graduate School of Management, and a J.D. from the UCLA School of Law.

Steven Kessner has been a director since August 2005. He has been the Chairman of the Board and President of The R.E. Group since 1981. In this capacity, Mr. Kessner has overseen the management and operation of the various real estate holding companies and construction and management companies of which The R.E. Group is the parent, which together own and manage approximately sixty multi-family and commercial buildings in Manhattan comprised of almost 1,400 units and 100,000 square feet of commercial space and are focused on further commercial development. Mr. Kessner holds a B.S. in Economics from Dartmouth College.

Audit Committee

The members of the Audit Committee are Messrs. Cooper, Knight, Weisberg and Hatamiya. Mr. Cooper serves as chair of the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has designated John R. Cooper as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Nominees

The Nominating and Corporate Governance Committee is responsible for identifying and evaluating director candidates. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder- recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

We believe, based solely on our review of the copies of forms we have received, or written representations from certain reporting persons, that no additional forms were required for those persons and that our officers, directors and 10% or greater beneficial owners complied with all filing requirements applicable to them for 2005, except for the following:

•	On September 26, 2005, Messrs. Cresci and Livingston each filed amendments to Form 4s originally timely filed on September 23, 2005 to correct the number of derivative securities of the same class beneficially owned after the reported transactions on Table II, which had been inadvertently overstated in the original filings.

•	Mr. Livingston filed a Form 4 on October 11, 2005 that was due on October 10, 2005, relating to six sales occurring on October 6, 2005 pursuant to a 10b5-1 trading plan.

•	Mr. Livingston filed a Form 4 on November 17, 2005 that was due on November 16, 2005, relating to one sale occurring on November 14, 2005 pursuant to a 10b5-1 trading plan.

•	Mr. Kessner filed a Form 4 on December 19, 2005 that was due on December 15, 2005 as to 10 purchases and one sale on December 13, 2005 and would have been due on December 17, 2005 as to two purchases on December 15, 2005.

•	On December 19, 2005, Mr. Kessner filed an amendment to a Form 3 originally timely filed on August 12, 2005 to correct the number of outstanding shares reported as initially beneficially owned, which was inadvertently understated by 3,745 shares, and to two Form 4s originally timely filed on August 22, 2005 and August 25, 2005, in each case to correct the number of outstanding shares reported as beneficially owned after each of the reported transactions, which was inadvertently understated by 4,295 shares.

Code of Ethics

We have adopted a Code of Ethics for Designated Senior Financial Managers and a Code of Business Conduct and Ethics applicable to all employees, each of which is posted on our web site located at www.environmentalpower.com under the section “Investors—Corporate Governance”, and we intend to post on our web site all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or American Stock Exchange listing standards concerning any amendment to, or waiver from, these codes of business conduct and ethics. We will provide to any person, without charge, upon request, a copy of our Code of Ethics for Designated Senior Financial Managers. Such requests should be made in writing to Corporate Secretary, Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801.

Item 11.	Executive Compensation

Summary of Executive Compensation

The table below sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2005, 2004 and 2003 to our chief executive officer and each of our three other executive officers who were serving as executive officers on December 31, 2005. We refer to these officers as our named executive officers. In addition, we have elected to provide information regarding the compensation of John F. O’Neill, our Chief Financial Officer, even though he served for only the second half of 2005 and therefore earned total salary and bonus of only $100,000 in 2005. We refer to Mr. O’Neill as the additional executive officer.

Long-Term Compensation
							Restricted Stock Awards (2)		Securities Underlying Options	All Other Compensation
Annual Compensation
Name and Principal Position	Year	Salary		Bonus	Other (1)
Kamlesh R. Tejwani (3) President and Chief Executive Officer	2005 2004 2003	$ $ $	225,000 225,000 110,913	— — —	$ $	9,080 9,080 —		— — —	— — 571,429	— — —

Joseph E. Cresci Chairman	2005 2004 2003	$ $ $	225,000 222,908 378,900	— — —	$ $	12,000 14,452 —	$	— 59,995 —	200,000 142,858 —	— — —

Donald A. Livingston (4) Executive Vice President	2005 2004 2003	$ $ $	225,000 256,350 378,900	— — —	$ $	12,348 12,348 —	$	— 19,998 —	200,000 142,858 —	$53,408 — —

R. Jeffrey Macartney (5) Former Chief Financial Officer and Treasurer	2005 2004 2003	$ $ $	92,500 185,583 148,667	$22,500 — —	$ $	6,600 6,600 —	$	— 10,667 —	— 21,429 42,857	$92,500 — —

John F. O’Neill (6) Chief Financial Officer and Treasurer	2005 2004 2003		$100,000 — —	— — —		$3,480 — —		— — —	150,000 — —	— — —

(1)	Consists of payment of lease expenses for automobiles that are partially used for personal use.

(2)	Consists of 9,966, 3,322 and 1,772 shares of our common stock underlying restricted stock awards granted to Messrs. Cresci, Livingston and Macartney in 2004 in accordance with the terms of our 2003 Incentive Compensation Plan in consideration of salary reductions taken in 2003 and 2004. Shares subject to awards vest in four equal installments for each full calendar quarter of service completed from and after March 31, 2005. The value of the awards is based on the closing price of $6.02 for our common stock on the OTC Bulletin Board on March 15, 2004, the date of grant.

(3)	With respect to the options reflected under the column “Securities Underlying Options” for 2003, on March 29, 2004, we and Mr. Tejwani entered into an amendment to the option agreement relating to these options pursuant to which the original option grant to Mr. Tejwani covering 714,286 shares was reduced by 142,857 shares to the amount shown.

(4)	Amount shown under the column “All Other Compensation” for Mr. Livingston in 2005 represents payments to Mr. Livingston’s ex-wife made as a result of the termination of our pension plan in 2005. In addition to the compensation to Mr. Livingston reflected in this table, Mr. Livingston was granted a bonus unit award under our 2005 Equity Incentive Plan on December 30, 2005. This bonus unit award is intended to provide incentive compensation for the period from January 1, 2006 through June 30, 2006. The material terms of this bonus unit award are described under the heading “Certain Relationships and Related Party Transactions” appearing in Part III, Item 13 of this report.

(5)	Mr. Macartney joined us in April 2002, and his employment with us terminated in June 2005. Amount shown under the column “All Other Compensation” for Mr. Macartney in 2005 represents severance paid to Mr. Macartney in 2005. Mr. Macartney is entitled to an additional $92,500 in severance payments in 2006.

(6)	Mr. O’Neill joined us in July 2005. Therefore, no information is provided for 2004 or 2003.

Option Grants in Last Fiscal Year

The following table sets forth information regarding grants of stock options to purchase shares of our common stock made to our named executive officers and the additional executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Kamlesh R. Tejwani	—	—	—	—	—	—
Joseph E. Cresci (2)	200,000	14%	$5.70	7/13/10	$716,940	$1,816,886
Donald A. Livingston (3)	200,000	14%	$5.70	7/13/10	$716,940	$1,816,886
R. Jeffrey Macartney	—	—	—	—	—	—
John F. O’Neill (4)	150,000	11%	$5.48	6/26/15	$516,951	$1,310,056

(1)	Amounts reported in these columns represent amounts that may be realized upon exercise of the stock options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the stock options, net of exercise price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock and the date on which the options are exercised.

(2)	The 200,000 shares subject to this option vest upon the successful completion of certain performance criteria. This option was vested completely by December 30, 2005. See the description of this option set forth under the heading “Certain Relationships and Related Transactions” appearing in Part III, Item 13 of this report for more information.

(3)	The 200,000 shares subject to this option vest upon the successful completion of certain performance criteria. This option was vested completely by December 30, 2005. See the description of this option set forth under the heading “Certain Relationships and Related Transactions” appearing in Part III, Item 13 of this report for more information.

(4)	The 150,000 shares subject to this option vested as to 50,000 shares on July 1, 2005, and will vest as to the remaining 100,000 shares in two equal installments on July 1, 2006 and 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table sets forth information regarding the exercise of stock options during the fiscal year ended December 31, 2005 and stock options held as of December 31, 2005 by our named executive officers and the additional executive officers.

2005 Option Exercises & Year-End Option Values	Options Exercised		Number of Securities Underlying Unexercised Options		Value of Unexercised “In-the-Money” Options (2)
	Shares Acquired	Value Realized (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kamlesh R. Tejwani	—	—	571,429	—	$1,875,001	—
Joseph E. Cresci	—	—	342,858	—	$260,000	—
Donald A. Livingston	—	—	342,858	—	$260,000	—
R. Jeffrey Macartney	26,286	$45,781	52,287	—	$32,221	—
John F. O’Neill	—	—	50,000	100,000	$76,000	$152,000

(1)	Value represents the difference between the exercise price per share and the fair market value per share of our common stock on the date of exercise, multiplied by the number of shares acquired on exercise.

(2)	Value is based on the difference between the closing sale price per share of our common stock on December 30, 2005, the last trading day of the fiscal year ended December 31, 2005 as reported on the American Stock Exchange ($7.00), and the applicable option exercise price, multiplied by the number of shares subject to the option.

Defined Benefit Pension Plan

On August 1, 2005, we announced that we had resolved to terminate our pension plan, a defined benefit pension plan covered under Title IV of ERISA, effective as of September 1, 2005. The termination of the pension plan was part of a long-term strategy to conserve cash resources and to align our compensation policies with the policies of similarly situated enterprises.

In connection with the termination of the pension plan, on or before September 1, 2006, we will be required to make an additional contribution to the pension plan in the amount of $322,067 in order to ensure that the pension plan is funded with sufficient assets to meet its obligations to the participants therein.

The pension plan had been in effect since January 1, 1998, and was established as a non-contributory defined benefit pension plan covering all employees who were at least 21 years of age and who had completed at least one year of service. Under the pension plan, the benefits payable to each employee at the normal retirement age of 62 were based on years of service and compensation during the three consecutive years of the 10 years immediately preceding retirement that would yield the highest monthly benefit payment. Employees who had at least 20 years of service at the time of their retirement would have received the maximum retirement benefit. Our general funding policy was to contribute annually to the pension plan the maximum amount that could be deducted for federal income tax purposes.

Effective January 1, 2003, we amended the pension plan to provide that benefits earned after 2002 would accrue at the rate of 1.5% of average compensation, with no cap on service, and would be payable at age 65 rather than age 62. Existing accrued benefits remained intact. The pension plan, as amended, had a two-year waiting period before employees were eligible to enter the plan, rather than the previous one-year period. Employees who joined the pension plan after two years were fully vested at that time.

The following table shows the estimated annual pension benefits that were payable upon retirement to a participant in the pension plan for various salary levels and years of service:

Average Annual Compensation	Years of Service
	10	15	20	25
100,000	15,000	22,500	30,000	37,500
150,000	22,500	33,750	45,000	56,250
200,000	30,000	45,000	60,000	75,000
250,000	30,000	45,000	60,000	75,000

The assets of the pension plan will distributed to the participants in the pension plan. The largest distributions will be made to Joseph E. Cresci, our Chairman, and Judy Livingston, the former wife of Donald A. Livingston, our Executive Vice President, in the amounts of $1,301,663 and $1,249,589, respectively. Judy Livingston received a distribution of $53,408 in 2005. Kamlesh R. Tejwani, our President and Chief Executive Officer, is expected to receive a distribution of approximately $28,997, and R. Jeffrey Macartney, our former Chief Financial Officer and Treasurer, is expected to receive a distribution of approximately $41,427.

Compensation of Directors

Until May 30, 2005, each of our non-employee directors received $2,000, plus expenses, for each scheduled meeting of the board of directors or non-coincident meeting of a board committee that he or she attended. In addition, the chairman of the Audit Committee received $4,000 for each meeting of the Audit Committee attended. Furthermore, under our Restated 2002 Director Option Plan, each non-employee director receives a fully vested non-statutory option grant to purchase 14,286 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant on the date of his or her first election or appointment. In addition, each non-employee director receives a fully vested non-statutory option grant to purchase 14,286 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant on the date of the first board meeting following our annual meeting of stockholders. Effective June 1, 2005, we began paying each of our non-employee directors a monthly stipend of $1,000, and reduced the per-meeting fee payable to them to $1,500. In addition, if our proposed 2006 Director Option Plan is approved at the 2006 Annual Meeting of Stockholders, in lieu of any grant under the Restated 2002 Director Option Plan, each non-employee director serving as such at the close of business on the day on which our annual meeting of stockholders is held each year will receive an annual, fully vested non-statutory option grant to purchase 15,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Please see Part III, Item 13 of this report entitled “Certain Relationships and Related Transactions” for information regarding employment, termination and change-in-control arrangements between us and Kamlesh R. Tejwani, our President and Chief Executive Officer, Joseph E. Cresci, our Chairman, Donald A. Livingston, our Executive Vice President, John F. O’Neill, our Chief Financial Officer and Treasurer, and Randall L. Hull, President and Chief Operating Officer of Microgy.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee of our board of directors was comprised of Jessie J. Knight, Jr., August Schumacher, Jr., and Robert I. Weisberg. For 2006, Lon Hatamiya has replaced Mr. Knight on the Compensation Committee. No member of the Compensation Committee is now an officer or an employee of Environmental Power Corporation or any of its subsidiaries or has been at any time an officer or employee of Environmental Power Corporation or any of its subsidiaries. R. Jeffrey Macartney, our former Chief Financial Officer, assisted the Compensation Committee with the retention and evaluation of the report of the compensation consultant hired by the Company in 2004 referred to below. Based on this report, Mr. Macartney made recommendations to the Compensation Committee regarding compensation for all employees, including himself, but did not participate in any deliberations regarding his own compensation. In addition, Mr. Cresci participated in discussions with the Compensation Committee regarding the reduction of his and Mr. Livingston’s salaries in 2004 and related equity compensation for each of them, and with respect to his and Mr. Livingston’s transition and retirement arrangements entered into in 2005, but did not participate in the Compensation Committee’s final deliberations on these matters.

Report of the Compensation Committee on Executive Compensation

Executive Compensation Generally

The Compensation Committee of the Board of Directors determines the Company’s executive compensation policies and sets compensation for our Chairman and our President and Chief Executive Officer, referred to as the CEO.

The Compensation Committee’s policy is to offer competitive compensation packages that will permit the Company to attract and retain individuals with superior abilities, and to motivate and reward such individuals on the basis of the Company’s performance in an appropriate fashion that is in the long-term interests of the Company and its stockholders. Currently, executive compensation is comprised principally of salary and cash bonuses that may be awarded from time to time, as well as long-term incentive opportunities in the form of stock options as warranted.

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the Chairman and the CEO. While the Compensation Committee considers corporate performance measures such the Company’s financial performance and relative success in the execution of elements of the Company’s business plan, the Compensation Committee also appreciates the importance, particularly at the Company’s current stage of development, of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors, such as successful supervision of major projects and demonstrated leadership ability. Base salaries for the Chairman and the CEO are established at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. Salaries and other forms are compensation are generally reviewed from time to time and adjusted or implemented as warranted to reflect the past performance of an officer and to provide appropriate incentives regarding future performance. The Compensation Committee focuses primarily on total annual compensation, including incentive awards and benefits derived from other fringe benefits, rather than base salary alone, as the appropriate measure of compensation for executive officer performance and contribution. Compensation decisions regarding executive officers other than the Chairman and CEO are made by the CEO, in consultation with the Compensation Committee and the Chief Financial Officer, except that the Chief Financial Officer does not participate in deliberations relating to his own compensation.

In June 2004, we undertook a comprehensive review of the Company’s compensation policies. At the request of the Compensation Committee, an outside compensation consultant was hired to review the Company’s compensation practices in light of the industry in which the Company operates, as well as its current stage of development. Our review of this report indicated that the compensation of our Chairman and CEO was generally in line with that of persons with similar roles in similarly situated companies. However, such review indicated that the Company’s employees generally ought to receive further equity incentives in the form of stock options, as well as certain adjustments in their base salaries. These equity incentives and salary adjustments were implemented. The Compensation Committee revisited these recommendations in the fall of 2005 in connection with its consideration of additional equity incentives to employees generally. Given the Company’s stage of development and the cash requirements of its business plan, the Compensation Committee did not recommend any increases in the cash compensation of the Chairman or the CEO in 2005. In addition, except as discussed below, the Compensation Committee did not recommend any additional equity incentives for CEO or the Company’s other officers, in light of their existing equity incentives.

On June 21, 2005, the Company hired Randall L. Hull to take over Donald A. Livingston’s responsibilities as the President of the Company’s principal operating subsidiary, Microgy, Inc. Mr. Hull’s salary upon joining Microgy was set an annual rate of $200,000, as compared to Mr. Livingston’s annual salary of approximately $225,000, and he was granted a non-qualified stock option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the fair marked value of the common stock on the date of grant. This option was scheduled to vest in two equal installments on July 1, 2006 and 2007. Mr. Hull’s compensation arrangements were negotiated by the CEO and approved by the Compensation Committee after discussion with the CEO. We believe that his salary and equity compensation was set at a level commensurate with his experience, with the responsibility associated with leading the Company’s principal operating subsidiary and with the compensation afforded to executives fulfilling similar functions at similarly situated companies.

On June 29, 2005, the Company hired John F. O’Neill to replace R. Jeffrey Macartney as its Chief Financial Officer and Treasurer. Mr. O’Neill’s salary upon joining the Company was set an annual rate of $200,000, as compared to his predecessor’s annual salary of approximately $185,000 in 2004, and he was granted a non-qualified stock option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of grant. This option vested as to 50,000 shares on July 1, 2005, and as to the remaining 100,000 shares in two equal installments on July 1, 2006 and 2007. Mr. O’Neill’s compensation arrangements were negotiated by the CEO and approved by the Compensation Committee after discussion with the CEO. We believe that his salary and equity compensation was set at a level commensurate with his experience and with the compensation afforded to executives fulfilling similar functions at similarly situated companies.

In July 2005, the Company entered into letter agreements with the Chairman and with Mr. Livingston, the Company’s Executive Vice President, relating to certain compensation, transition and retirement arrangements for these executives. Pursuant to these agreements, which were approved by the Compensation Committee, the Company agreed, among other things, to continue the salaries of these executives through their retirement dates and for a year thereafter, and to grant them each an option to purchase 200,000 shares of common stock at an exercise price equal to the fair market value on the date of grant, to vest upon the achievement of certain Company goals to which the executives were expected to contribute during their transition toward retirement. These agreements are described in greater detail in this report under the heading “Certain Relationships and Related Transactions”. The Compensation Committee believes that these arrangements were appropriate in light of the executives’ status as the founders of the Company, their more than 20 years of service to the Company and their continued commitment to assisting in the execution of the Company’s business plan. In December 2005, the Company amended its letter agreements with Messrs. Cresci and Livingston. The amendment to Mr. Cresci’s letter agreement extended his retirement date to June 30, 2006, and reduced his salary by 50% during the period until such date, to reflect his part-time employment. The amendment to Mr. Livingston’s letter agreement also extended his retirement date to June 30, 2006. In addition, Mr. Livingston, along with the other members of the pipeline gas development team he leads, was given a bonus unit award as a performance incentive. This bonus unit award is described in greater detail in this report under the heading “Certain Relationships and Related Transactions”. The Compensation Committee believed that this bonus unit award was an appropriate incentive for Mr. Livingston in light of the performance expected of him through his retirement date.

Compensation of the CEO

Mr. Tejwani was hired as CEO in July 2003. In connection with the hiring of Mr. Tejwani, the Compensation Committee determined to pay him a base salary of $225,000, which the Compensation Committee believed to be commensurate with Mr. Tejwani’s experience and the level of compensation accorded to chief executive officers of similarly situated companies. This salary level is reflected in Mr. Tejwani’s employment agreement as his minimum salary, and did not change in 2005. In addition, as part of his employment package as CEO, the Company made an option grant to acquire 714,286 shares of common stock to Mr. Tejwani, which was subsequently reduced to 571,289 shares in March 2004 and the exercise price on a portion of the shares was reduced. The Compensation Committee believed that it was important to give Mr. Tejwani a strong equity-based incentive given his lack of ownership of the Company’s stock, in order to more closely align his interests with those of the Company’s stockholders. The March 2004 amendment to Mr. Tejwani’s stock options was intended to tie the vesting of those options more closely with certain financing objectives important to the Company’s future growth and for which Mr. Tejwani has principal responsibility, and to bring his equity-based incentive more into line with the overall distribution of equity incentives throughout the Company. Given Mr. Tejwani’s existing option package and the Company’s cash constraints, no options were granted and no bonus was paid to Mr. Tejwani for 2005.

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

Respectfully submitted by the Compensation Committee,

Jessie J. Knight, Jr.

August Schumacher, Jr.

Robert I. Weisberg

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our Common Stock with the return on the American Stock Exchange Market Value Index, and the SIC Code 4911 (Electric Services) Index, for the five year period ended December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors, Officers and 5% or Greater Stockholders

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 1, 2006. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under community property laws.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class
5% or Greater Stockholders
Joseph E. Cresci Chairman (3)	1,104,981	11.0%

Donald A. Livingston Executive Vice President and Director (4)	687,680	6.8%

Dynamis Advisors, LLC (5)	660,947	6.8%

First New York Securities, L.L.C. (6)	630,900	6.5%

Kamlesh R. Tejwani President, Chief Executive Officer and Director (7)	571,429	5.6%

Other Directors
Steven Kessner (8)	308,182	3.1%

Robert I. Weisberg (9)	165,467	1.7%

August Schumacher, Jr. (10)	68,143	*

Jessie J. Knight, Jr. (11)	65,880	*

John R. Cooper (12)	44,452	*

Lon Hatamiya (13)	14,286	*

Other Named Executive Officers
John F. O’Neill Chief Financial Officer and Treasurer (14)	50,000	*

R. Jeffrey Macartney Former Chief Financial Officer and Treasurer (15)	35,287	*

Directors and Executive Officers as Group (10 persons) (16)	3,080,500	27.0%

*	Less than 1%

(1)	Except as otherwise indicated in the footnotes below, each of the named individuals or entities has an address c/o Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801.

(2)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares. Except as indicated in the following notes all shares are held beneficially and of record.

(3)	Includes (i) 582,577 shares held in the Joseph E Cresci Revocable Trust U/T/A DTD 4/3/96 of which Mr. Cresci is the trustee, (ii) 8,532 shares held in the Joseph J Cresci & Mildred E Cresci Trust, as to which Mr. Cresci has shared voting and investment power, (iii) 142,857 shares deposited in a 50-year voting trust on November 20, 1996, as to which David K. Mulhern, the trustee of the voting trust, has beneficial ownership in his capacity as trustee with sole voting power, but as to which Mr. Cresci has beneficial owners through voting trust certificates held by The Cresci Family Limited Partnership, of which Mr. Cresci is the sole general partner with sole dispositive power, and (iv) 342,858 shares that Mr. Cresci has the right to acquire pursuant to currently exercisable stock options. Does not include 2,857 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership.

(4)	Includes 342,858 shares subject to currently exercisable stock options held by Mr. Livingston.

(5)	Based solely on a Schedule 13G jointly filed by Dynamis Advisors, LLC, Investment Management of Virginia, LLC, Alexander H. Bocock and Frederic S. Bocock on February 13, 2006, which notes that (i) Dynamis Advisors, LLC and Investment Management of Virginia, LLC are under common ownership, (ii) Alexander H. Bocock and Frederic S. Bocock are the members/general partners of Dynamis Advisors, LLC and (iii) Investment Management of Virginia, LLC, Alexander H. Bocock and Frederic S. Bocock, as a result of their positions with and ownership of securities of Dynamis Advisors, LLC, could be deemed to have voting and/or investment power with respect to the shares beneficially owned by Dynamis Advisors, LLC. Dynamis Advisors, LLC gives its address as 310 Fourth Street NE, Suite 101, Charlottesville, VA 22902.

(6)	Based solely on a Schedule 13G jointly filed by First New York Securities, L.L.C., Eric Goldstein and Sam Ginzburg on February 14, 2006, which notes that Messrs. Goldstein and Ginzburg are members of First New York Securities, L.L.C. First New York Securities, L.L.C. gives its address as 850 Third Avenue, 17th Floor, New York, NY 10022.

(7)	Comprised of 571,429 shares subject to currently exercisable stock options held by Mr. Tejwani.

(8)	Comprised of (i) 198,289 outstanding shares and 21,428 shares subject to currently exercisable warrants held by RE Funding, LLC, of which Mr. Kessner is the sole officer and director and over which he has sole voting and investment control, (ii) 23,428 outstanding shares and 1,715 shares subject to currently exercisable warrants held by the Adam Kessner Trust, the Michael Kessner Trust, the Richard Kessner Trust and the Robert Kessner Trust; Mr. Kessner is the sole trustee of each of the foregoing trust and has sole voting and investment control over the shares held by such trusts and (iii) 5,857 outstanding shares and 428 shares subject to currently exercisable warrants held as custodian for Jonathan Kessner, over which Mr. Kessner exercises sole voting and investment control.

(9)	Includes (i) 116,432 shares subject to currently exercisable stock options and warrants held by Mr. Weisberg and (ii) 7,143 shares subject to currently exercisable warrants held by Alco Financial Services, LLC. Mr. Weisberg is the President and Chief Executive Officer of Alco Financial Services, Inc.

(10)	Includes 64,287 shares subject to currently exercisable stock options held by Mr. Schumacher.

(11)	Includes 50,001 shares subject to currently exercisable stock options held by Mr. Knight.

(12)	Comprised of 44,552 shares subject to currently exercisable stock options held by Mr. Cooper.

(13)	Comprised of 14,286 shares subject to currently exercisable stock options held by Mr. Hatamiya.

(14)	Includes 50,000 shares subject to currently exercisable stock options held by Mr. O’Neill.

(15)	Includes 35,287 shares subject to currently exercisable stock options held by Mr. Macartney.

(16)	Includes 1,682,760 shares that directors and executive officers have the right to acquire pursuant to various stock options or warrants that are currently exercisable or exercisable within 60 days of March 1, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the following information, as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance; the number of securities to be issued upon the exercise of outstanding options, warrants and rights; the weighted-average exercise price of such options, warrants and rights; and, other than the securities to be issued upon the exercise of such options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Shares Issued (1)	Exercise Price (2)	Shares Remaining (3)
Equity compensation plans approved by security holders	1,759,366	6.83	386,568
Equity compensation plans not approved by security holders	1,106,382	8.48	—

Total	2,865,748	$7.52	386,568

(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights

(2)	Weighted average exercise price of outstanding options, warrants and rights

(3)	Number of Securities remaining available for future insurance under equity compensation plans

The shares, options, warrants and rights to purchase 1,106,382 shares of common stock under equity compensation plans or arrangements not approved by security holders consist of:

•	An option for 21,429 shares of common stock and a warrant for 50,000 shares of common stock issued in 2001, on the following terms:

•	The option for 14,286 shares was granted to Robert I. Weisberg. This option has an exercise price of $3.01 per share and vested in May 2001.

•	The option for 7,143 shares was granted to Alco Financial Services Inc. This option has an exercise price of $4.20 per share and vested September 2001.

•	The warrant for 50,000 shares was issued to Robert I. Weisberg. This warrant has an exercise price of $5.04 per share and is exercisable for a period of five years.

•	An option for 14,286 shares of common stock issued in 2002 to Madison Power. This option has an exercise price of $4.06 per share and vested in May 2003.

•	10,611 shares of common stock and warrants to purchase a total of 156,378 shares of common stock issued to Westminster Securities Corporation and certain of its affiliates, as compensation for Westminster’s services as placement agent in our 2004 private placement. The warrants consist of:

•	Warrants to purchase 23.5 units at an exercise price of $5.60 per unit. Each unit consists of 4,285 shares of common stock and a three-year warrant to purchase 2,142 shares of common stock at an exercise price of $7.70 per share, subject to adjustment as set forth in such warrants.

•	Three-year warrants to purchase 5,306 shares of common stock at an exercise price of $7.70 per share, subject to adjustment as set forth in such warrants.

•	An option to purchase 571,429 shares of common stock issued to Kamlesh R. Tejwani on July 3, 2003 as part of his overall compensation package. The terms of this option, as modified, are described in Part III, Item 13 of this report under the heading “Certain Relationships and Related Transactions” which description is incorporated by reference herein.

•	An option to purchase 142,858 shares of common stock issued to Joseph E. Cresci in March 2004 as part of his compensation package. This option has an exercise price of $7.00 per share, and vests upon the achievement of certain performance-based criteria. This option vested in full in September 2004.

•	An option to purchase 142,858 shares of common stock issued to Donald A. Livingston in March 2004 as part of his compensation package. This option has an exercise price of $7.00 per share, and vests upon the achievement of certain performance-based criteria. This option vested in full in September 2004.

Item 13.	Certain Relationships and Related Transactions

During 1993 and 1995, Messrs. Cresci and Livingston exercised options to purchase shares of our common stock. As payment for the exercise price of these stock options, we accepted promissory notes payable upon our demand from Messrs. Cresci and Livingston aggregating $332,875 and $428,281, respectively. In 2000, we asked that a portion of these notes be repaid using the proceeds from bonuses due to concerns about ongoing cash requirements. In April 2001, we received $1,500,000 pursuant to a settlement of the Sunnyside litigation and Messrs. Cresci and Livingston were allowed to each borrow $100,000. As of December 31, 2005, Messrs. Cresci and Livingston had aggregate balances due to us of $179,145 and $410,498, respectively under these notes and loans. Interest on these notes and loans, which is payable monthly at the Applicable Federal Rate, amounted to $20,465 in the aggregate during 2005 and has been fully collected from Messrs. Cresci and Livingston. Mr. Cresci also made principal repayments totaling $1,891 during 2005. In accordance with applicable federal law, we have adopted a policy of not making any new loans to our officers or directors.

During 1994, Mr. Weisberg exercised options to purchase shares of our common stock. As payment for the exercise price of these stock options, we accepted a promissory notes payable upon our demand for $48,575. As of December 31, 2005, Mr. Weisberg had aggregate balances due to us of $48,575. Interest on this notes, which is payable monthly at the Applicable Federal Rate, amounted to $1,686 in the aggregate during 2005 and has been fully collected from Mr. Weisberg. In accordance with applicable federal law, we have adopted a policy of not making any new loans to our officers or directors.

On July 3, 2003, we entered into an Employment Agreement and a related Non-Statutory Stock Option Agreement with Mr. Tejwani. These agreements were amended on March 29, 2004. Under the terms of the Employment Agreement, as amended, Mr. Tejwani is an “at will” employee until the Renewal Date, which is defined as the closing of the sale of equity securities of the Company or its subsidiary, Microgy, Inc., referred to as Microgy, resulting in gross proceeds of at least $3,500,000. Provided that the Renewal Date occurs and neither the Company nor Mr. Tejwani has terminated his employment, Mr. Tejwani would be employed under the terms of the Employment Agreement until July 3, 2006. In accordance with the terms of the Employment Agreement, Mr. Tejwani receives an annual base salary of $225,000, subject to discretionary salary increases and annual discretionary bonuses determined by the Board of Directors. Other compensation and benefits include full health care coverage, paid vacation, the use of the company leased vehicle, and stock options under the terms of the Non-Statutory Stock Option Agreement. The original Non-Statutory Stock Option Agreement provided for options to acquire 714,286 shares of EPC’s common stock that would vest at exercise prices of $1.75, $7.00, and $10.50 over three different periods. The amended Non-Statutory Stock Option Agreement provides for options to acquire 571,429 shares of EPC’s common stock that are exercisable in two tranches. The first tranche consists of 357,143 options exercisable at $1.75. The second tranche consists of 214,286 options exercisable at $7.00, vesting upon the successful completion of one or more Qualified Financings, defined as the sale of equity securities of the Company or Microgy on or before July 3, 2006, provided that the first such financing results in gross proceeds of at least $3,500,000. The options were to vest in the same percentage as the percentage of $8,000,000 that the gross proceeds in each Qualified Financing represents, with such percentage applied to the lower-priced options first. As of March 31, 2005, all of Mr. Tejwani’s options had vested. If Mr. Tejwani’s employment is terminated after the Renewal Date but before July 3, 2006, he would receive a maximum of 12 months of salary and benefits.

On April 1, 2005, we delivered to R. Jeffrey Macartney, then our Chief Financial Officer, a letter confirming the terms of Mr. Macartney’s employment with us. The employment letter, which was retroactive to July 1, 2004, provides for the following compensation terms:

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

The employment letter further provided that, notwithstanding the fact that Mr. Macartney remained an employee-at-will, he would be entitled to participate in our 2004 Severance Pay Plan, and that, for purposes of the 2004 Severance Pay Plan, his severance period would be 12 months from the date of the termination of his employment. Mr. Macartney’s employment was terminated on June 29, 2005.

On September 14, 2004, we entered into a consulting agreement with TSL Partners, LLC and the principals of TSL Partners, who include Mr. Kessner, one of our directors, relating to the provision of consulting services in connection with project financial modeling, the preparation of a request for proposal for project debt financing from institutional lenders and the evaluation of and follow up on responses thereto for our subsidiaries, Microgy, Inc. and Microgy Financial Services, Inc. The consulting agreement was subsequently amended and restated on March 16, 2005. On June 29, 2005, we entered into a termination agreement relating to the amended and restated consulting agreement, pursuant to which TSL Partners wound up its services to us and we resolved all compensation owed to TSL Partners and all other obligations between the parties. Pursuant to the terms of the amended and restated consulting agreement, as modified by the termination agreement, we granted to Mr. Kessner a fully-vested non-statutory stock option to purchase up to 42,751 shares of our common stock at an exercise price of $7.25 per share as compensation for the consulting services provided.

On June 21, 2005, we entered into an offer letter with Randall L. Hull regarding Mr. Hull’s employment as President and Chief Operating Officer of Microgy. The offer letter, which is effective as of July 1, 2005, provides for the following principal terms:

•	An annual salary of $200,000;

•	The grant of an option to purchase 150,000 shares of our common stock vesting in two equal annual installments at an exercise price equal to the fair market value of our common stock on the date of grant;

•	Eligibility to participate at the same level as other executives reporting directly to the chief executive officer of Environmental Power in any bonus plan adopted by Environmental Power from time to time and in which employees of Microgy are eligible to participate, subject to the terms of any such plan; and

•	Such medical, dental, retirement, vacation and other benefits as are made available from time to time to other similarly-situated employees of Microgy, as well as a car allowance comparable to that afforded to other senior executives of Environmental Power.

The offer letter with Mr. Hull further provides that, notwithstanding the fact that Mr. Hull will be an employee-at-will, he will be entitled severance equal to six months of his then current base salary if he is terminated without cause, and severance equal to 12 months of his then current base salary if he is terminated without cause within six months of a change in control of Microgy or Environmental Power. Mr. Hull’s employment with Microgy was terminated March 14, 2006.

On June 29, 2005, we entered into an offer letter with John F. O’Neill regarding Mr. O’Neill’s employment as Chief Financial Officer and Treasurer of Environmental Power. The offer letter, which is effective as of July 1, 2005, provides for the following principal terms:

•	An annual salary of $200,000;

•	The grant of a non-qualified option to purchase 150,000 shares of our common stock, with 50,000 shares vesting on July 1, 2005, and the balance vesting in two equal annual installments on July 1, 2006 and July 1, 2007, at an exercise price equal to the fair market value of our common stock on the date of grant;

•	Eligibility to participate at the same level as other executives reporting directly to the chief executive officer of Environmental Power in any bonus plan adopted by Environmental Power from time to time, subject to the terms of any such plan; and

•	Such medical, dental, retirement, vacation and other benefits as are made available from time to time to other similarly-situated employees of Environmental Power, as well as a car allowance comparable to that afforded to our other senior executives.

The offer letter with Mr. O’Neill further provides that, notwithstanding the fact that Mr. O’Neill will be an employee-at-will, he will be entitled severance equal to twelve (12) months of his then current base salary if he is terminated without cause. In addition, if Mr. O’Neill is terminated without cause within six months following a change in control of Environmental Power, the vesting of the option described above will accelerate in full.

On July 13, 2005, we entered into letter agreements with each of Joseph E. Cresci, our Chairman, and Donald A. Livingston, our Executive Vice President, referred to as the executives, regarding certain compensation, transition and retirement arrangements for the executives. The letter agreements, which are effective as of July 13, 2005, provide for the following principal terms:

•	Each executive will continue to serve in his current position as an employee of our company until December 31, 2006, provided, however, that in the event that all of the options described below are vested as of such date, our board of directors may elect to extend such period of employment until no later than June 30, 2006, unless a later date is mutually agreed upon between us and the executive, with the date ultimately determined or agreed upon being referred to as the retirement date.

•	During the period ending on the retirement date, referred to as the transition period, we will continue to pay each executive his current salary (currently $225,000 per year), and provide the executive with his current benefits. In addition, provided the executive continues to perform his duties for the entire transition period, then, for the 12-month period following the retirement date, we will continue to pay the executive an amount equal to his current salary, plus such benefits as are currently enjoyed by such executive. Thereafter, we will provide each executive with family medical insurance until the executive is eligible for Medicare.

•	Each executive will mentor the president of Microgy and such other officers or employees of the Company or Microgy as the Board may reasonably request, and will provide support for the business development efforts of the Company and its subsidiaries consistent with their historical positions, responsibilities and activities.

•	Subject to stockholder approval of the 2006 Director Option Plan, the grant of a non-statutory stock option to each executive to purchase up to 200,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The vesting of the options will be based on the achievement of certain corporate goals related to the business development efforts of Microgy, to which the executives are expected to make a significant contribution during the transition period. The options will vest as follows:

•	75% of the shares subject to each option will vest if, on or before October 31, 2005, management has presented to our board of directors one or more agreements involving South-Tex Treaters, Inc. or a comparable provider of gas scrubbing equipment and services relating to one or more projects in the Southwestern United States providing for the development or construction of the equivalent of an aggregate of 10 digesters having a capacity of 700,000 gallons each, and the board has authorized further investment in such project or projects and, therefore, determined that the shares should vest.

•	25% of the shares subject to each option will vest if, on or before December 31, 2006, in addition to the projects referred to above, management has presented to our board of directors one or more agreements and/or a report regarding completed development steps pertaining to a second project or group of projects of an aggregate size comparable to the project or projects described above, and the board has authorized further investment in such project or projects and, therefore, determined that the shares should vest.

•	In the event that, following the presentation of any project or projects to our board of directors as described above, if at any time during the 12-month period following such presentation, we should later determine to invest any corporate resources (including the time of corporate personnel) in pursuit of such project or projects, then such investment will be deemed to have been approved by the board within the time periods set forth above and the option shall be deemed to be vested as to the percentage of shares related thereto.

•	In the event that the executive is terminated by our board of directors without cause prior to the retirement date, the executive will be entitled to severance equal to 12 months’ of his current base salary, paid in accordance with the Company’s usual payroll practices, together with all other payments or benefits otherwise contemplated by the letter agreement. In addition, all options would vest in full, except to the extent that such termination occurs after the date for satisfaction of the applicable vesting criteria and such vesting criteria have not been satisfied on or prior to such date.

On December 30, 2005, we entered into an amendment to the July 13, 2005 letter agreement with Mr. Cresci. The amendment provides for the following principal terms:

•	Mr. Cresci’s retirement date as set forth in the July 13, 2005 letter agreement was extended to June 30, 2006. During the remainder of the transition period ending on such date, Mr. Cresci will provide such support for the business development efforts of the Company and Microgy as the Company may reasonably request, consistent with the relocation of Mr. Cresci’s principal residence to Florida and a part-time schedule.

•	Mr. Cresci’s salary during the period beginning on January 1, 2006 and continuing through the retirement date will be 50% of his current salary, and his benefits will remain the same as those he currently enjoys.

In addition, the amendment makes clear that any retirement or severance payments and benefits to which Mr. Cresci is entitled will be paid in such manner and at such times as he and the Company agree will be compliant with Section 409A of the Internal Revenue Code. The other terms of Mr. Cresci’s letter agreement remain in full force and effect.

Also on December 30, 2005, we entered into a further letter agreement with Donald A. Livingston, relating to the July 13, 2005 letter agreement between between him and the Company, confirming that Mr. Livingston’s retirement date had been extended in accordance with the terms of his July 13, 2005 letter agreement, to June 30, 2006 and that Mr. Livingston’s principal responsibilities will be to lead a team devoted to Microgy’s project development efforts. In addition, the December 30, 2005 letter agreement makes clear that any retirement or severance payments and benefits to which Mr. Livingston is entitled will be paid in such manner and at such times as he and the Company agree will be compliant with Section 409A of the Internal Revenue Code. All other terms of the Mr. Livingston’s July 13, 2005 letter agreement remain in full force and effect.

In connection with the extension of Mr. Livingston’s retirement date pursuant to the December 30, 2005 letter agreement, on December 30, 2005, the Compensation Committee of our Board of Directors authorized the grant to Mr. Livingston of a bonus unit award under the our 2005 Equity Incentive Plan. The bonus unit award provides for the following principal terms:

•	An award of 7,000 bonus units, each of which is a unit of value, valued by reference to the increase, if any in the fair market value of the a share of our common stock over the Initial Value. The “Initial Value” of each bonus unit is $7.00 per unit.

•	Each bonus unit represents the right, subject to the terms of the 2005 Equity Incentive Plan and the bonus unit award agreement, to receive a payment, in cash or in shares of common stock, at the discretion of the Compensation Committee, on the bonus date, equal to the positive difference, if any, between the Initial Value and the fair market value of a share of the common stock on June 30, 2006, which is the bonus date for purposes of the bonus unit award. Bonus units are used solely as units of measurement and are not shares of Common Stock.

•	The bonus units vest, if at all, only if our Board or the Compensation Committee, as the case may be, determines, in its sole discretion, that Microgy’s pipeline gas development team, of which Mr. Livingston is a member, has made a significant contribution to the advancement of the business of the Company and Microgy.

•	In the event that Microgy or the Company is acquired by or merged into, or all or substantially all of their assets or a majority of their outstanding voting securities are acquired by, another entity, the bonus date shall be deemed to be the date of such event, the bonus units shall be deemed to be immediately vested as of such date, and any payment in respect thereof shall immediately become due and payable without any further action on the part of the Board or the Compensation Committee.

•	Mr. Livingston must continuously remain an employee of, or consultant or advisor to, the Company or Microgy and a member of the pipeline gas development team, from the grant date through and including the bonus date, or the bonus units and the right to any payment in respect thereof are immediately forfeited.

The bonus unit award to Mr. Livingston was one of several such awards made in equal amounts to Mr. Livingston and the other members of Microgy’s pipeline gas development team, which is comprised of seven Microgy employees and consultants tasked with furthering the development of projects related to Microgy’s pipeline gas business.

For additional information regarding stock options and stock awards granted to our directors and named executive officers in 2005, see “Compensation of Directors” and “Information About Executive Compensation—Option Grants in Last Fiscal Year” in Part III, Item 11, above.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

Vitale, Caturano & Company, Ltd. served as our independent auditors for the fiscal years ended December 31, 2005 and 2004. The fees billed for professional services rendered to us by Vitale, Caturano & Company, Ltd. are described below.

Year	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees
2005	$149,987	$210,909	$22,372	—
2004	$100,722	$69,593	$5,655	—

(1)	Comprised of professional services rendered in connection with the audit of our financial statements and the reviews of financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated.

(2)	Comprised of professional services rendered in connection with the preparation and review of registration statements filed with the Securities and Exchange Commission and other matters arising out of the audit of our financial statements and relating to the offerings to which such registration statements related, including the issuance of comfort letters.

(3)	Comprised of tax compliance, tax planning and tax advisory services rendered to us and our subsidiaries.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II—Valuation and Qualifying Accounts

Column A Description	Column B Balance at beginning of period	Column C Additions (charged to income tax expense)	Column D Deductions	Column E Balance at end of period
Year Ended December 31, 2005:
Valuation reserve for net operating loss carry forwards	$1,829,511	$3,932,888	$—	$5,762,399

Year Ended December 31, 2004:
Valuation reserve for net operating loss carry forwards	$645,840	$1,183,671	$—	$1,829,511

Year Ended December 31, 2003:
Valuation reserve for net operating loss carry forwards	$227,123	$556,452	$(137,735)	$645,840

(a)(3) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Date:	ENVIRONMENTAL POWER CORPORATION

March 28, 2006	By	/S/ KAMLESH R. TEJWANI
Kamlesh R. Tejwani
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/S/ JOHN F. O’NEILL John F. O’Neill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2006

/S/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman	March 28, 2006

/S/ DONALD A. LIVINGSTON Donald A. Livingston	Director	March 28, 2006

/S/ JOHN R. COOPER John R. Cooper	Director	March 28, 2006

/S/ LON HATAMIYA Lon Hatamiya	Director	March 28, 2006

/S/ STEVEN KESSNER Steven Kessner	Director	March 28, 2006

/S/ JESSIE J. KNIGHT, JR. Jessie J. Knight, Jr.	Director	March 28, 2006

/S/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	March 28, 2006

/S/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2005 and 2004, listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were engaged to perform, and audit of its internal control over Financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing on opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 15(a)2 are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole for the years ended December 31, 2005 and 2004.

/s/ Vitale, Caturano & Co., Ltd.

Boston, Massachusetts

March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, shareholders’ equity (deficit), and cash flows of Environmental Power Corporation and subsidiaries (collectively, the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 24, 2004 (December 21, 2004 as to the effects of the reverse stock split described in Note I)

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$14,840,230	$382,961
Restricted cash	2,310,540	1,916,887
Receivables	9,865,301	16,313,787
Fuel inventory	1,317,582	1,269,297
Unbilled revenues	58,448	624,683
Other current assets	1,183,269	171,230

Total Current Assets	$29,575,370	$20,678,845
Property, Plant, and Equipment, net	$441,917	$424,407
Construction in Progress	829,474	65,873
Lease Rights, net	1,565,487	1,714,491
Accrued Power Generation Revenues	77,578,268	77,456,366
Goodwill	4,912,866	4,912,866
Unrecognized Prior Pension Service Cost	—	225,328
Licensed Technology Rights, net	2,885,796	3,071,296
Notes Receivable, net	2,361,000	—
Other Assets	279,871	398,380

TOTAL ASSETS	$120,430,049	$108,947,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,597,601	$11,382,130
Billings in excess of revenues	457,719	737,082
Working capital loan	—	2,653,000

Total Current Liabilities	$11,055,320	$14,772,212
Deferred Gain, net	$3,238,312	$3,546,723
Secured Promissory Notes Payable and Other Borrowings	2,860,777	2,954,123
Accrued Lease Expenses	77,578,268	77,456,366

Total Liabilities	$94,732,677	$98,729,424
Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	96,333	49,714
Additional paid-in capital	41,454,837	14,946,486
Accumulated deficit	(16,749,967)	(5,331,347)
Accumulated other comprehensive loss	(499,395)	(204,858)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	2,418,985	1,783,745
Notes receivable from officers and board members	(638,219)	(640,110)

Total Shareholders’ Equity	$25,697,272	$10,218,328

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,430,049	$108,947,852

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2005 and December 31, 2004, respectively.

(3)	$.01 par value; 21,400,000 shares authorized; 9,633,348 issued and 9,544,918 outstanding as of December 31, 2005; 21,400,000 shares authorized; 4,971,417 issued and 4,882,987 outstanding as of December 31, 2004.

(4)	88,430 shares at cost, as of December 31, 2005 and December 31, 2004.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Statements of Operations and Comprehensive (Loss) Income

	12 Months Ended
	December 31, 2005	December 31, 2004	December 31, 2003
REVENUES
Power Generation Revenues	$51,711,448	$56,053,962	$53,364,615
Product Sales	4,088,428	3,736,427	—

TOTAL REVENUES	$55,799,876	$59,790,389	$53,364,615
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$28,871,632	$28,625,487	$25,123,425
Lease expenses (2)	20,829,876	22,065,685	22,382,152
Microgy
Cost of goods sold	6,116,487	3,736,427	—
General and administrative (3)	10,154,920	6,210,529	5,644,084
Non-cash compensation	899,970	2,320,164	713,111
Depreciation and amortization	487,336	471,923	495,355

TOTAL COSTS AND EXPENSES	$67,360,221	$63,430,215	$54,358,127
OPERATING (LOSS) INCOME	$(11,560,345)	$(3,639,826)	$(993,512)
OTHER INCOME (EXPENSE):
Interest income	$315,452	$44,525	$31,152
Interest expense	(498,759)	(755,336)	(351,755)
Amortization of deferred gain	308,411	308,411	308,411
Other (expense) income	33,071	—	1,620

TOTAL OTHER (EXPENSE) INCOME	$158,175	$(402,400)	$(10,572)
LOSS BEFORE TAXES	$(11,402,170)	$(4,042,226)	$(1,004,084)
INCOME TAX EXPENSE (BENEFIT)	11,450	(84,045)	(25,925)

NET LOSS	$(11,413,620)	$(3,958,181)	$(978,159)

Preferred Securities Dividend Requirements of Subsidiary	$(5,000)	$(5,000)	$(5,000)
Loss Available to Common Shareholders	$(11,418,620)	$(3,963,181)	$(983,159)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of income tax provision (benefit) of ($193,188) in 2005, $78,680 in 2004 and ($7,849) in 2003.	$294,537	$119,957	$(11,965)
COMPREHENSIVE LOSS	$(11,124,083)	$(3,838,224)	$(990,124)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,384,458	4,583,335	3,375,995
Diluted	7,384,458	4,583,335	3,375,995
EARNINGS PER COMMON SHARE
Basic	$(1.55)	$(0.86)	$(0.29)
Diluted	$(1.55)	$(0.86)	$(0.29)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.

(3)	General and administrative expenses include labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock		Deferred Compensation	Receivable - Officers & Directors	Total
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE AT January 1, 2003	10	$100	3,201,470	$32,015	$7,861,439	$(385,007)	$(312,850)	79,747	$(364,129)	$—	$(645,948)	$6,185,620
Issuance of stock options for services			115,494	1,155	711,956							713,111
Dividends paid at subsidiary						(5,000)						(5,000)
Purchase of common stock								8,683	(21,273)			(21,273)
Exercise of stock options			10,000	100	19,100							19,200
Private placement common stock			567,857	5,679	712,321							718,000
Net loss						(978,159)						(978,159)
Pension liability adjustment, net							(11,965)					(11,965)
BALANCE AT December 31, 2003	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Net loss						(3,958,181)						(3,958,181)
Pension liability adjustment, net							119,957					119,957
BALANCE AT December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
BALANCE AT December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	12 Months Ended
	December 31, 2005	December 31, 2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,413,620)	$(3,958,181)	$(978,159)
Non-cash adjustments
Depreciation and amortization	487,336	471,923	495,355
Deferred income taxes	—	—	(78,071)
Amortization of deferred gain	(308,411)	(308,411)	(308,411)
Interest expense, accrued and added to balance of borrowing	391,258	1,300	216,160
Non-cash, stock based compensation expense	899,970	2,320,164	713,111
Bad debt provision for notes receivable	750,000	—
Accrued power generation revenues	(121,902)	(2,141,641)	(5,121,732)
Accrued lease expenses	121,902	2,141,641	5,121,732
Changes in operating assets and liabilities:
Decrease (increase) in receivables	6,448,486	(3,250,258)	(5,089,806)
(Decrease) increase in unrecognized prior pension service cost & other comprehensive loss	(69,209)	136,056	400,458
(Increase) decrease in Fuel Inventory	(48,285)	(784,276)	291,166
Decrease (increase) in unbilled revenues	566,235	(624,683)	—
(Increase) decrease in other current assets	(1,012,039)	22,874	(43,714)
Increase in notes receivable, net	(3,111,000)	—	—
Increase in billings in excess of revenues	(279,363)	—	—
Decrease (increase) in other assets	184,382	(91,392)	(723)
(Decrease) increase in accounts payable and accrued expenses	(784,529)	2,076,222	380,933

Net cash used in operating activities	$(7,298,789)	$(3,988,662)	$(4,001,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(393,653)	$(362,579)	$(409,607)
Construction of projects	(829,474)	—	—
Property, plant and equipment expenditures	(170,342)	(111,462)	(7,739)

Net cash used for investing activities	$(1,393,469)	$(474,041)	$(417,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(5,000)	$(5,000)	$(5,000)
Public offerings	26,007,264	—	—
Repayments under secured promissory note payable	(515,868)	(1,546,367)	3,700,000
Repurchase of treasury stock	—	—	(21,273)
Repayments of secured promissory note payable	—	—	(750,000)
Private placement of common stock	—	5,068,019	718,000
Net borrowings under Capital leases	31,264	—	—
Minority investments in joint venture	—	100	—
Repayments of notes receivable from officers and board members	1,891	5,838	—
Repayments under secured promissory note payable to related party	—	—	(447,902)
Decrease in current portion of notes payable	—	(389,535)	—
Exercise of stock options	282,976	48,000	19,200
Net (repayments) borrowings under working capital loan	(2,653,000)	219,739	1,916,149

Net cash provided by financing activities	$23,149,527	$3,400,794	$5,129,174
INCREASE IN CASH AND CASH EQUIVALENTS	14,457,269	(1,061,909)	710,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	382,961	1,444,870	734,743
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,840,230	$382,961	$1,444,870

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND ORGANIZATION

We are a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Today, we have two operating subsidiaries, Microgy, Inc., referred to as Microgy, which constructs, owns and operates facilities that utilize animal and food industry wastes to produce biogas and pipeline-grade gas, and Buzzard Power Corporation, referred to as Buzzard, which owns a leasehold interest in an approximately 83 megawatt waste coal electrical generation facility, referred to as Scrubgrass.

Unlike many renewable energy sources, our projects are intended to be profitable without the need for subsidies or other governmental assistance. We believe that a number of factors, including increased energy prices, greater desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all of our available resources, in terms of both financial and human capital, to take advantage of Microgy’s opportunities.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned subsidiaries; all significant inter-company accounts and transactions have been eliminated in consolidation. We also consolidate our investments in joint ventures based upon variable interests. If we are the primary beneficiary of the entity, we will consolidate the financial statements of that entity. Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments under the equity method of reporting.

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

Method of Accounting for Contracts: Revenues and profits from our Dairyland contracts, which appear as product sales on our income statement, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work, is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Billings in excess of revenues or deferred contract revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled revenues and billings in excess of revenues related to our contracts at December 31, 2005, 2004 and 2003, consisted of the following:

Accounting for Contracts	December 31, 2005	December 31, 2004	December 31, 2003
Billings in excess of revenues	$457,719	$737,082	$—
Unbilled revenues	58,448	624,683	—

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and receivable from utility. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Some of our cash balances may be subject to investment risk since some of the account balances exceed the maximum FDIC insurance amount of $100,000. Receivable from utility represents amounts due from our sole customer Penelec, a subsidiary of FirstEnergy Group, a public utility with a credit rating of BBB- by Standard & Poors, pursuant to the terms of the 25 year power sales agreement.

Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass plant pursuant to project agreements which require requisition and/or certification by the Lessor or bank to withdraw. We make scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures.

Non-Cash Compensation Activities: We had the following non-cash activities during 2005:

Description of Non-Cash Activities	Value
Fair value of 205,715 options and warrants issued for consulting services	$264,730
Vested value of 30,459 shares issued for compensation	86,480
Fair value of 1,335,718 performance-based options issued for compensation	548,760

TOTAL	$899,970

Fuel Inventory: Fuel inventory for the Scrubgrass plant consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

Notes Receivable: In June 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and completed a substantial portion of the digester at Norswiss Dairy. Each digester has begun operations. The sales price for each digester is $1.0 million. The Company will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of $1.0 million each. Accordingly, we have valued these notes based on our current estimate of the future cash flow stream from the sale of gas, which we estimate will be $2.4 million. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Construction in Progress: Construction in progress is stated at cost. Any internal costs that are capitalized shall be limited to those costs that can be directly identified with the design, engineering, or construction of a specific project and shall not include any costs related to production, general corporate overhead, or similar activities.

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. Accumulated amortization of licensed technology rights was $824,204 and $638,704 at December 31, 2005 and 2004, respectively. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2005. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of December 31, 2005. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2006	2007	2008	2009	2010	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	1,958,296	$2,885,796

Deferred Financing Costs: In 1997 and 1995, we incurred deferred financing costs of $139,925 and $300,000, respectively, in connection with restructuring debt related to the Scrubgrass plant. Deferred financing costs are being amortized over the lives of the related debt which range from three to nine years. These costs were fully amortized at December 31, 2004.

Accrued Power Generation Revenue and Accrued Lease Expense: We have entered into a long-term agreement, to provide electricity to Penelec, which provides for scheduled rate increases. In accordance with

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $77,578,268 and $77,456,366 at December 31, 2005 and 2004, respectively, and represents the portion of revenue earned that has not yet been received.

We have entered into a long-term lease agreement for the Scrubgrass plant which provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $77,578,268 and $77,456,366 at December 31, 2005 and 2004, respectively, and represents the portion of lease expense that has not yet been paid.

Sale and Lease-Back Accounting: Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option that enabled us to reacquire Buzzard, then a wholly owned subsidiary of Scrubgrass Power Corporation and owner of the right to lease the Scrubgrass facility, for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass plant and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass plant in 1990. The deferred gain is being amortized over the 22-year minimum lease term given that we have continuing involvement, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $3,546,723 and $3,238,312 at December 31, 2005 and 2004, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass plant. Accumulated amortization of lease rights was $1,713,573 and $1,564,569 at December 31, 2005 and 2004, respectively.

Major Maintenance: We record the expense of major equipment overhauls as incurred.

Interest Payments: We classify interest payments according to the nature of our contractual obligations. Our base lease payments for interest on the Lessor’s debt obligations are reported as lease expense. Our interest payments on our own debt obligations are reported as interest expense. We paid interest on our debt obligations of $295,604 and $755,336 during the years ended December 31, 2005 and 2004, respectively. In 2005 and 2004, we accrued interest of $391,258 and $1,300, respectively on the Arclight loan.

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

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income for the period, less Buzzard’s preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

Earnings Per Share

	Twelve Months Ended
	12/31/2005	12/31/2004	12/31/2003
Income (Loss) available to shareholders	$(11,413,620)	$(3,958,181)	$(978,159)
Dividends to preferred stockholders	(5,000)	(5,000)	(5,000)

Earnings (Numerator)	$(11,418,620)	$(3,963,181)	$(983,159)
Basic Shares (Denominator)	7,384,458	4,583,335	3,375,995

Basic EPS	$(1.55)	$(0.86)	$(0.29)
Assumed exercise of dilutive stock options	—	—	—
Diluted Shares	7,384,458	4,583,335	3,375,995

Diluted EPS	$(1.55)	$(0.86)	$(0.29)

As of December 31, 2005, 2004 and 2003 respectively, there were outstanding options and warrants to purchase 3,469,346, 2,325,996 and 1,187,423 shares of our common stock which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2015.

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

In 2005 and 2004, we issued the following number of options and warrants:

Options & Warrants Issued	2005	2004
2001 Stock Incentive Plan	186,251	288,579
2002 Director Option Plan	85,716	57,144
2005 Stock Incentive Plan	1,021,000	—
Out of Plan	100,000	952,836

Total Options & Warrants Issued	1,392,967	1,298,559

In July 2005, we issued 200,000 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages. These options were fully vested at December 31, 2005 upon the successful completion of specific milestones. Additionally, we accelerated the vesting of 78,573 options of R. Jeffrey Macartney, the former CFO, as part of his severance

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

package. In March 2004, we issued 142,858 performance-based options each to Joseph E. Cresci, Chairman, and Donald A Livingston, Executive Vice President, as part of their executive compensation packages that also included a reduction in their base salaries to $225,000 each. We also reduced the options granted to Kam Tejwani, Chief Executive Officer by 142,858 and amended his remaining options to have performance-based vesting criteria, including raising additional equity. There is no future liability related to this transaction. After the successful completion of the 2004 Private Placement, 571,429 of Mr. Tejwani’s options vested. The 142,858 options of Mr. Cresci and the 142,858 options of Mr. Livingston vested completely on September 23, 2004 upon the successful completion of specific milestones related to the development of our Microgy subsidiary.

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

Under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, we do not recognize compensation expense for stock option awards under the 2001 Stock Incentive Plan, 2002 Director Option Plan, and the 2005 Stock Incentive Plan since the underlying options have exercise prices equal to 100 percent of the fair market value of the common stock on the date of grant (110 percent of the fair market value in the case officers or other employees holding 10% or more of our common stock for the 2001 Plan). However, pursuant to the provisions of SFAS No. 123, we are required to calculate the fair market value of its stock options using different criteria from the provisions of APB No. 25. Using the fair market value criteria required by SFAS No. 123 to calculate compensation expense, pro forma net income and earnings per share would be as follows:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Fair Market Per Share	$2.14	$5.83	$1.75
Assumptions
Risk-free rate of return	3.99%	3.90%	3.33%
Volatility	41.01%	91.05%	113.20%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option Life (years)	6	6	7
Net loss available to common shareholders	(11,418,620)	(3,963,181)	(983,159)
Compensation expense under intrinsic value method	635,241	2,320,164	713,111
Additional compensation expense under SFAS 123	2,936,800	260,728	60,570
Net loss available to common shareholders under SFAS 123	$(14,355,420)	$(4,223,909)	$(1,043,729)
Basic EPS, as reported	$(1.55)	$(0.86)	$(0.29)
Basic EPS, under SFAS 123	(1.94)	(0.92)	(0.31)
Diluted EPS, as reported	(1.55)	(0.86)	(0.29)
Diluted EPS, under SFAS 123	(1.94)	(0.92)	(0.31)

Derivative Instruments and Hedging Activities: We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by FAS 149, which established accounting and reporting standards for derivative instruments, derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We do not have any derivative instruments which should be recognized in our financial statements. However, the Lessor has certain interest rate swap arrangements with financial institutions that meet the definition of derivative instruments under SFAS No. 133. Since Buzzard funds the Lessor’s debt obligations as a base lease payment, we have disclosed in Note J certain information about the Lessor’s derivative instruments.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), “Consolidation of Variable Interest Entities”. These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities is currently being followed related to our Partnership with South-Tex Treaters on our Huckabay project.

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

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for recognition under SFAS 123. The value of those unvested awards is $1.9 million. We will be adopting the modified prospective application of SFAS 123(R).

NOTE C—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2005 and 2004:

Other Current Assets	2005	2004
Prepaid expenses	$187,968	$164,458
Tax refunds	984,321	—
Deposits and other current assets	10,980	6,772

TOTAL	$1,183,269	$171,230

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2005 and 2004:

Property, Plant and Equipment	2005	2004
Power generating facilities:
Machinery and equipment modifications—Scrubgrass	$1,163,863	$1,163,863
Less: Accumulated depreciation	(964,023)	(875,962)

Sub-Total	199,840	287,901

Office:
Equipment and furniture	394,679	224,337
Less: Accumulated depreciation	(152,602)	(87,831)

Sub-Total	242,077	136,506

TOTAL	$441,917	$424,407

During 2005 we had no retirements of property, plant and equipment. In 2004, we retired from service and removed from its balance sheet fully depreciated property, plant and equipment with an original cost of $12,849. During 2003 we had no retirements of property, plant and equipment. Depreciation expense for the years ended 2005, 2004, and 2003 was $152,832, $122,569, and $124,830, respectively.

NOTE E—OTHER ASSETS

Other assets consist of the following as of December 31, 2005 and 2004:

Other Assets	2005	2004(1)
Scrubgrass project deposits	$143,304	$328,015
Security deposits	136,567	70,365

TOTAL	$279,871	$398,380

(1)	Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Scrubgrass plant deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites. Investments in Microgy projects are expenses incurred for specific sites that are still in the development phase.

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2005 and 2004:

Accounts Payable and Accrued Expenses	2005	2004(1)
Accounts payable	$6,952,492	$9,001,894
Accrued expenses	2,823,647	1,765,354
Accumulated benefit obligation—pension	821,462	614,882

TOTAL	$10,597,601	$11,382,130

(1)	Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F—RETIREMENT PLAN

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

As of September 30, 2005, we terminated the Plan. Although benefit accruals after that date were removed from the plan, all active participants received benefit accruals for the entire year since service is based on 1,000 hours for a full year. This resulted in a curtailment gain of $56,570.

The following table sets forth the changes during 2005 and 2004 in the projected benefit obligation for the Plan:

Projected Benefit Obligation	2005	2004
Projected benefit obligation, beginning of the year	$2,433,941	$2,067,160
Service cost	145,138	234,832
Interest cost	133,867	118,862
Actuarial loss	35,540	13,087

Projected benefit obligation, end of the year before curtailment	$2,748,486	$2,433,941
Projected benefit obligation, end of the year after curtailment	$2,482,687

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004:

Accrued Pension Costs	2005	2004
Projected benefit obligation	$2,748,486	$2,433,941
Accumulated benefit obligation	2,482,687	2,175,611
Fair market value of Plan assets	(2,353,717)	(1,560,729)
Unfunded projected benefit obligation	128,970	873,212

The amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004 consist of:

Balance Sheet Pension Items	2005	2004
Accrued benefit liability	$128,970	$614,882
Intangible asset	—	(225,328)
Accumulated other comprehensive income	(826,950)	(339,225)

Net amount recognized	$(697,980)	$50,329

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses and unrecognized prior pension service cost, respectively on the consolidated balance sheets. Accumulated other comprehensive income is reported, net of tax of $327,555 and $134,367 at December 31, 2005 and 2004, respectively, in stockholders’ equity on the consolidated balance sheet.

The following table sets forth the changes during 2005 and 2004 in the fair market value of Plan assets:

Plan Asset Changes	2005	2004
Fair market value of Plan assets, beginning of the period	$1,560,729	$1,386,598
Contributions by us to the Plan	842,286	51,122
Benefits paid	(53,408)	—
Return on Plan assets, net of expenses	4,110	123,009

Fair market value of Plan assets, end of the period	$2,353,717	$1,560,729

Our net periodic pension cost for 2005 and 2004 are comprised of the following components:

Net Periodic Pension Cost	2005	2004
Service cost	$145,138	$234,832
Interest cost	133,867	118,862
Expected return on assets	(161,422)	(108,231)
Amortization of actuarial loss	16,865	18,692
Amortization of prior service cost	16,099	16,099

Net periodic pension cost	$150,547	$280,254

The actuarial assumptions used in 2005 and 2004 to determine the pension benefits for the Plan were:

Actuarial Assumptions	2005	2004
Weighted average discount rate	5.25%	5.50%
Expected long-term return on Plan assets	8.00%	8.00%
Weighted average rate of increase in compensation levels	5.00%	5.00%

The expected long-term return on plan assets is based upon the long run performance of the S&P 500, which serves as the benchmark for the asset allocation style.

Our pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

Asset Allocation	2005	2004
Equity securities	65%	64%
Fixed Income securities	32%	29%
Cash	3%	7%
Total	100%	100%

Our investment strategy has been to emphasize growth over time but also provide current income. Our investments are allocated to Large-Cap Growth stocks, Large-Cap Value stocks, Mid-Cap Value stocks, International stocks, and Fixed Income and cash. The long run asset allocation target is benchmarked to a Style Index, represented by 100% S&P 500 with Dividends.

We have submitted an application to the Internal Revenue Service to dissolve the plan and estimate a settlement date in the latter half of 2006. Currently, we expect to contribute $322,067 to settle the plan.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments	Pension Benefits
2006	106,817
2007	164,893
2008	221,416
2009	218,009
2010	214,299
Thereafter	1,003,582

NOTE G—SECURED PROMISSORY NOTES PAYABLE AND OTHER BORROWINGS

Secured promissory notes payable and other borrowings as of December 31, 2005 and 2004 consist of:

Secured Promissory Notes Payable and Other Borrowings	2005	2004
Sunnyside Project obligations	$583,030	$583,030
Arclight Note Payable, net of debt discount and accrued interest	2,060,032	2,338,840
Accrued interest, net	155,498	1,300
Vehicle loan & capital leases	62,217	30,953

TOTAL	$2,860,777	$2,954,123

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

We are required to use all of the distributions from Buzzard to repay this loan and are only required to make payments when we receive distributions. However, we are required to make at least one payment in a 24 month period. We are also required to provide Arclight with financial statements. We are prohibited from incurring additional debt at EPC Corporation, our wholly-owned subsidiary. We are in full compliance with our covenants as of December 31, 2005.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2005, 2004 and 2003:

ANALYSIS INCOME TAX (BENEFIT) EXPENSE	2005	2004	2003
Current
Federal	(4,139,392)	(863,254)	(320,211)
State	(225,499)	195,384	187,905

Total current tax expense	(4,364,891)	(667,870)	(132,306)
Deferred
Federal	4,102,106	504,819	127,553
State	274,235	79,006	(21,172)

Total deferred tax expense	4,376,341	583,825	106,381

TOTAL INCOME TAX (BENEFIT) EXPENSE	11,450	(84,045)	(25,925)

Income taxes paid during the years ended December 31, 2005, 2004, and 2003 amounted to $303,679, $288,523, and $656,930, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2005	2004	2003
Federal tax (benefit) expense at 34%	(3,876,736)	(1,372,426)	(384,368)
State tax expense, net of federal tax benefit	(109,381)	91,041	110,044
Valuation allowances	3,932,888	1,183,671	236,241
Permanent differences	64,679	13,670	12,158

TOTAL INCOME TAX (BENEFIT) EXPENSE	11,450	(84,045)	(25,925)

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax (asset) liability as of December 31, 2005 and 2004 are as follows:

ANALYSIS OF DEFERRED TAX (ASSET) LIABILITY	2005	2004
Deferred tax assets
Accrued lease expense	31,393,000	31,442,172
Deferred gain (1)	1,192,929	1,329,203
Stocks and warrants	1,426,527	838,900
Other comprehensive income	325,572	127,131
Pre-acquisition net operating loss carry forward of Microgy	466,978	480,225
Federal NOL & AMT Credits	5,166,708	972,247
State net operating loss carry forwards	26,844	152,937

Total deferred tax assets	39,998,558	35,342,817
Deferred tax liabilities
Accrued power generation revenue	31,393,000	31,442,172
Defined benefit pension plan contribution	172,166	278,401
Licensed technology rights	1,001,018	1,097,733
Original issue discount related to the ArcLight loan	1,034,975	—
Deferred lease rights	635,000	695,000

Total deferred tax liabilities	34,236,159	33,513,306
Less: valuation allowances	(5,762,399)	(1,829,511)

DEFERRED INCOME TAX (ASSET) LIABILITY, net	—	—

(1)	Deferred tax effect of the sale of the Scrubgrass project for which the net gain was deferred for financial reporting purposes

As of December 31, 2005, we have Federal and state net operating loss carry forwards of $15,196,200 and $1,425,442, respectively, which are available to reduce future taxable income. Certain of these net operating loss carry forwards relate to the acquisition of Microgy. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of Microgy’s pre-acquisition net operating loss carry forwards is limited to $367,911 per year.

Column A Description	Column B Balance at beginning of period	Column C Additions (charged to income tax expense)	Column D Deductions	Column E Balance at end of period
Year Ended December 31, 2005:
Valuation reserve for net operating loss carry forwards	$1,829,511	$3,932,888	$—	$5,762,399

Year Ended December 31, 2004:
Valuation reserve for net operating loss carry forwards	$645,840	$1,183,671	$—	$1,829,511

Year Ended December 31, 2003:
Valuation reserve for net operating loss carry forwards	$227,123	$556,452	$(137,735)	$645,840

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I—SHAREHOLDERS’ EQUITY

Stock Split and Restatement

On November 19, 2004, our shareholders approved a one-for-seven reverse stock-split. The authorized amount of common shares was decreased from 150 million shares to 21.4 million shares. We have retroactively restated all historical share and per share information in the accompanying consolidated financial statements and footnotes to reflect the stock split.

Stock Options

In November 2001, our Board of Directors and stockholders approved the 2001 Stock Incentive Plan (“the 2001 Plan”), which provides for the award of up to 857,143 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100% of the fair market value of the common stock on the date of grant (110% of the fair market value in the case of individuals holding 10% or more of our common stock).

The options granted under the 1993 Director Plan were non-qualified options with an exercise price equal to 100% of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. As of December 31, 2002, the 1993 Director Plan has been terminated and replaced by the 2002 Plan (as defined below).

In July 2002, our Board of Directors and stockholders approved the 2002 Director Option Plan (“the 2002 Plan”), which provides for the award of up to 285,715 shares of common stock to eligible directors of the company. The options granted under the 2002 Plan are non-qualified options with an exercise price equal to 100% of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant.

In 2005, our Board of Directors and stockholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”), which provides for the award of up to 1,200,000 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2005 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2005 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100% of the fair market value of the common stock on the date of grant.

The following table shows the number of options issued under these equity plans and the number of options and warrants issued outside of these plans in 2005 and 2004. It also shows the options and warrants remaining to be issued under each plan.

Options & Warrants Issued	2005	2004	Remaining as of 12/31/05
2001 Stock Incentive Plan	186,251	288,579	143,286
2002 Director Option Plan	85,716	57,144	64,282
2005 Stock Incentive Plan	1,021,000	—	179,000
Out of Plan	100,000	952,836	NA

Total Options & Warrants Issued	1,392,787	1,298,559	386,568

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions during 2005, 2004 and 2003 are summarized as follows:

Outstanding Options & Warrants	Shares	Exercise Price Range
Balance at January 1, 2003	251,708	1.40	21.56
Options Granted in 2003	995,000	1.19	12.25
Options Expired or Exercised in 2003	(59,285)

Balance at December 31, 2003	1,187,423	1.19	21.56
Options Granted in 2004	1,298,559	6.02	8.47
Options Expired or Exercised in 2004	(159,986)

Balance at December 31, 2004	2,325,996	1.19	21.56
Options Granted in 2005	1,392,787	5.33	7.25
Options Expired or Exercised in 2005	(249,437)

Balance at December 31, 2005	3,469,346	1.40	21.56

Options & Warrants Issued	TOTAL	Below Market Price	At Market Price	Above Market Price
Options Issued in 2003	995,000	—	210,577	784,423

Avg. Fair Value	$2.06	NA	$0.27	$1.23
Avg. Exercise Price	$5.53	NA	$1.23	$5.55
Options Issued in 2004	1,298,559	—	610,010	688,549

Avg. Fair Value	$5.41	NA	$0.89	$4.78
Avg. Exercise Price	$7.44	NA	$4.78	$7.47
Options Issued in 2005	1,392,787	—	1,094,216	298,571

Avg. Fair Value	$1.80	NA	$1.91	$1.40
Avg. Exercise Price	$6.04	NA	$5.89	$6.61

The following table summarizes information about our options outstanding as of December 31, 2005:

SUMMARY OF OPTIONS & WARRANTS

	Outstanding			Exercisable
Exercise Price	Shares	Remaining Life	Price	Shares	Price
greater than $7	1,143,124	27.17	8.64	1,101,773	7.81
equal to $7	500,002	6.86	7.00	464,288	7.00
less than $7	1,826,220	6.72	4.88	1,294,739	4.37
TOTAL	3,469,346	13.48	6.43	2,860,800	6.12

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future.

Buzzard paid dividends of $5,000 per year to a preferred stockholder during 2005, 2004 and 2003. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2005.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Equity Transactions

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $638,219 and $640,110 as of December 31, 2005 and 2004. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors.

NOTE J—COMMITMENTS

Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$286,501	149,029	105,566	104,460	106,748	44,695	$796,999
Arclight Loan	—	1	1	1	1	2,215,526	2,215,530
Scrubgrass Lease Payments	26,058,000	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	304,208,000
Scrubgrass Fuel Contracts	2,913,000	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	17,163,000

TOTAL	$29,257,501	32,070,030	32,047,567	34,624,461	38,183,749	158,200,221	$324,383,529

Corporate

We are obligated under various non-cancelable operating leases for office space and automotive vehicles. As of December 31, 2005, the future minimum payments due under these leases are as follows:

NON-CANCELABLE OPERATING LEASES

2006	2007	2008	2009	2010	Thereafter	Total
$286,501	$149,029	$105,566	$104,460	$106,748	$44,695	$796,999

Rent expense for these operating leases was $174,334, $157,932, and $107,180, in 2005, 2004 and 2003, respectively.

We are obligated to make at least one payment in any 24-month period to satisfy the terms of the Arclight loan, described Note G. All distributions from Buzzard will be used to repay these obligations. The future minimum principal repayments are:

ARCLIGHT LOAN

2006	2007	2008	2009	2010	Thereafter	Total
$—	1	1	1	1	2,215,526	$2,215,530

Scrubgrass Plant

We are obligated under a facility lease related to the Scrubgrass plant. As of December 31, 2005, the estimated minimum lease payments over the remaining 13.5 year base term of the Scrubgrass lease are as follows:

FUTURE MINIMUM SCRUBGRASS LEASE PAYMENTS

2006	2007	2008	2009	2010	Thereafter	Total
$26,058,000	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	$304,208,000

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Scrubgrass plant lease expense was $20,829,876, $22,065,685, and $22,382,152 in 2005, 2004 and 2003, respectively. As discussed in Item 1, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds.

We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. The estimated future minimum payments due under these non-cancelable obligations at December 31, 2005 are as follows:

ESTIMATED FUTURE MINIMUM PAYMENTS DUE UNDER THESE NON-CANCELABLE OBLIGATIONS - FUEL

2006	2007	2008	2009	2010	Thereafter	Total
$2,913,000	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	$17,163,000

As discussed in Note B, the Lessor had an interest rate swap arrangement for one of its term debt obligations, which is considered to be a derivative instrument. The balance on that obligation was $3,588,000 on December 31, 2004. It was fully repaid on December 31, 2005.

NOTE K—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2005 and 2004, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2005, the entire carrying amounts for the long-term debt obligations, or $130,176,000, of the lessor, that Buzzard is required to pay as a base lease fee, also approximate fair value because such obligations incur interest at variable rates or quoted bond rates. 77% of our long-term debt obligations, or $2,215,530, matures in 2012, and bears an interest rate of 20%.

NOTE L—RELATED PARTY TRANSACTIONS

On March 10, 2005, we issued options to purchase 214,290 shares of common stock at a price of $6.25 per share to TSL Partners, LLC as payment for services to be rendered. On June 29, 2005, this agreement was terminated and the option agreement was revised. The total options issued decreased to 98,571 at strike price of $7.25 each. We recorded a $148,046 compensation expense related to this issuance. Steven Kessner, a principal of TSL Partners, LLC, was elected to our Board of Directors on August 11, 2005.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M—SEGMENT INFORMATION

We manage and evaluate its operations in two reportable business segments: Buzzard and Microgy. These segments have been classified separately by the chief operating decision maker because of the different technologies used in the generation of energy and the future growth prospects of those technologies. Our reportable business segments, which are described in Note A, follow the same significant accounting policies discussed in Note B. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Year Ended December 31, 2005
Revenues	51,711,448	4,088,428	—	55,799,876
Interest income	82,760	—	232,692	315,452
Interest expense	43,998	1,514	453,247	498,759
Depreciation and amortization	237,065	209,939	40,332	487,336
Amortization of deferred gain	—	—	308,411	308,411
Construction in progress	—	829,474	—	829,474
Capital expenditures	—	14,722	155,620	170,342
Pre-tax income (loss)	(2,432,367)	(6,555,779)	(2,414,024)	(11,402,170)
Identifiable assets	92,417,636	11,403,601	16,608,812	120,430,049

Year Ended December 31, 2004
Revenues	56,053,962	3,736,427	0	59,790,389
Interest income	20,880	0	23,645	44,525
Interest expense	41,365	0	713,971	755,336
Depreciation and amortization	257,409	195,176	19,338	471,923
Amortization of deferred gain	0	0	308,411	308,411
Construction in progress	—	65,873	—	65,873
Capital expenditures	0	17,778	93,682	111,460
Pre-tax income (loss)	1,792,744	(2,631,695)	(3,203,275)	(4,042,226)
Identifiable assets	97,633,788	11,116,259	197,805	108,947,852

Year Ended December 31, 2003
Power generation revenues	53,364,615	—	—	53,364,615
Interest income	16,185	—	14,967	31,152
Interest expense	53,400	—	298,355	351,755
Depreciation and amortization	283,868	194,565	16,922	495,355
Amortization of deferred gain	—	—	308,411	308,411
Capital expenditures	—	—	7,739	7,739
Pre-tax income (loss)	1,854,433	(1,718,108)	(1,140,409)	(1,004,084)
Identifiable assets	93,205,799	8,634,334	1,314,235	103,154,368

There were no transactions between reportable business segments. Excluding reportable business segments, we had general corporate assets and operating activities for its corporate office. General corporate assets primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset.

NOTE N—SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following tables set forth certain unaudited quarterly data of the Company for each of the quarters since January 2004. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations. See “Factors That May Affect Future Results and Financial Condition—Historical Net Losses; Variability of Quarterly Results.”

	Quarters Ended
	3/31/2004	6/30/2004	9/30/2004	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
	(unaudited) in thousands except per share data
REVENUES
Power Generation Revenues	$14,338	$11,603	$15,102	$15,011	$13,915	$13,907	$14,514	$9,375
Product Sales	—	—	1,670	2,066	1,257	946	1,358	527

Total	$14,338	$11,603	$16,772	$17,077	$15,172	$14,853	$15,872	$9,902

COSTS AND EXPENSES
Operating expenses	$6,281	$9,204	$7,043	$6,098	$6,232	$6,264	$8,186	$8,188
Lease expenses	4,797	4,817	4,760	7,692	5,570	5,737	4,807	4,716
COGS	—	—	1,670	2,066	1,546	1,924	1,656	990
General and administrative	1,323	1,554	1,491	1,843	1,849	3,023	2,112	3,172
Non-cash compensation expense	232	2,206	(451)	333	(588)	226	2,259	(997)
Depreciation and amortization	124	121	111	116	117	122	121	127

Total	$12,756	$17,902	$14,624	$18,148	$14,726	$17,296	$19,141	$16,196
OPERATING INCOME (LOSS)	$1,582	$(6,299)	$2,148	$(1,071)	$446	$(2,443)	$(3,269)	$(6,294)

OTHER INCOME (EXPENSE):
Interest income	$6	$10	$14	$14	$26	$72	$77	$84
Interest expense	(208)	(179)	(181)	(187)	(138)	(125)	(114)	(121)
Amortization of deferred gain	77	77	77	77	77	77	77	77
Other income (expense)	—	—	—	—	—	28	25	37

Total	$(125)	$(92)	$(90)	$(96)	$(35)	$52	$65	$77
INCOME (LOSS) BEFORE INCOME TAXES	$1,458	$(6,391)	$2,058	$(1,167)	$411	$(2,391)	$(3,204)	$(6,217)
INCOME TAX EXPENSE (BENEFIT)	29	(261)	(305)	453	4	93	49	(135)

NET INCOME (LOSS)	$1,429	$(6,130)	$2,363	$(1,620)	$407	$(2,484)	$(3,253)	$(6,082)

Basic Shares Outstanding	3,822	4,409	4,871	4,963	6,350	7,418	7,418	8,330
Diluted Shares Outstanding	4,277	4,409	5,288	4,963	6,684	7,418	7,418	8,330
Basic Earnings (Loss) per Share	$0.37	$(1.39)	$0.48	$(0.33)	$0.06	$(0.34)	$(0.44)	$(0.73)
Diluted Earnings (Loss) per Share	$0.33	$(1.39)	$0.44	$(0.33)	$0.06	$(0.34)	$(0.44)	$(0.73)

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

4.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 2, 2004)

4.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

10.01	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.02	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.03	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.04	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein (Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.05	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.06	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.06 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.07	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.07 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.08+	Employment Agreement, dated as of July 3, 2003, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.09+	Letter Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004)

10.10	Services Agreement dated September 13, 2001 between the Company and PG&E Energy Trading Power, L.P. pertaining to the sale and purchase of Nitrogen Oxide Ozone Transport Region (NOx) Budget Allowances completed in 2002 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.11	[Reserved]

Exhibit No.	Description

10.12	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.13	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.14	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.15	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.16	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.17	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.18	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990, which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group) (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit No.	Description

10.19	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990, which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company) (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.20	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995 (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.21	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.22	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.23	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts (Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.25	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.26	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.27	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.28	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as

Exhibit No.	Description

of December 22, 1995 (Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.29	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.30	Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.31	Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.32	Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company (Incorporated by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.33	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.34*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.35	Wisconsin Public Service Corporation Amended and Restated Agreement for Power Purchase with Microgy Cogeneration System, Inc., dated March 18, 2003 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.36+	Environmental Power Corporation Retirement Plan, as restated, effective as of January 1, 1998 and dated as of December 23, 1998 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.37+	Trust Agreement for Environmental Power Corporation Retirement Plan, as amended and restated, effective as of January 1, 1998 and dated as of December 23, 1998 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.38	Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit No.	Description

10.39+	First Amendment, dated July 11, 2002, to the Environmental Power Corporation Retirement Plan (Incorporated by reference to Exhibit 10.107 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.40+	EGTRAA Amendment, dated December 19, 2002 and effective January 1, 2002, to the Environmental Power Corporation Retirement Plan (Incorporated by reference to Exhibit 10.108 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.41+	Environmental Power Corporation Medical Expense Reimbursement Plan effective as of September 1, 1998 and dated as of December 18, 1998 (Incorporated by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.42	Office Building Lease Agreement dated December 21, 2001 between the Company and Merkle, Soupcoff, & Fiorentino, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.43	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.44	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.45	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50 (Incorporated by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.46	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.47	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.48	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.49	[Reserved]

10.50+	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.51+	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.52+	Option Agreement dated as of May 2, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.07 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (SEC File No. 333-98559))

10.53+	Option Agreement dated as of September 14, 2001 between the Company and Robert I. Weisberg (Incorporated by reference to Exhibit 4.08 to the Registrant’s Registration Statement on Form S-8 filed on August 22, 2002 (SEC File No. 333-98559))

10.54	Warrant to purchase 50,000 shares of common stock issued to Alco Financial Services, LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

Exhibit No.	Description

10.56+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.57+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (SEC File No. 333-118521))

10.58+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (SEC File No. 333-118521))

10.59	Form of Common Stock Purchase Warrant issued in connection with the 2004 Private Placement (Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.60	Form of Placement Agent Warrant issued in connection with the 2004 Private Placement (Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.61+	Incentive Stock Option Agreement, dated June 23, 2004, between the Registrant and R. Jeffrey Macartney (Incorporated by reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572))

10.62	Addendum No. 2, dated as of March 7, 2005, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.63+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078))

10.64+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.65+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.66+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and John R. Cooper (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.67+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Jessie J. Knight Jr. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.68+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and August Schumacher, Jr. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.69+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and Robert I. Weisberg (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

Exhibit No.	Description

10.70+	Restricted Stock Agreement, dated March 15, 2004, between the Registrant and R. Jeffrey Macartney (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the Commission on July 18, 2005)

10.71+	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.72+	Employment Letter, dated April 1, 2005, between the Registrant and R. Jeffrey Macartney (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Commission on May 16, 2005)

10.73+	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.74+	Employment Offer Letter between the Registrant and Microgy, Inc., on the one hand, and Randall L. Hull, on the other hand, dated June 21, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.75+	Employment Offer Letter between the Registrant and John F. O’Neill, dated June 29, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.76+	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.77+	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.78+	Release and Severance Agreement between the Registrant and R. Jeffrey Macartney, dated July 28, 2005 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.79	Form of Common Stock Warrant to purchase 100,000 shares of Common Stock at an exercise price of $6.33 per share issued to Ladenburg, Thalmann & Co. Inc. in connection with the Registrant’s February 2005 public offering (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572))

10.80+	Form of Non-Incentive Stock Option Agreement for option grants under the Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.79 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.81+	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Randall L. Hull (Incorporated by reference to Exhibit 10.80 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.82+	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and John F. O’Neill (Incorporated by reference to Exhibit 10.81 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.83+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

Exhibit No.	Description

10.84+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.83 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.85	MST Production Ltd. Amended and Restated Limited Partnership Agreement, dated October 13, 2005, among MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.84 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.86	MST GP LLC Regulations, dated September 12, 2005, among the managers of MST GP LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.85 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.87	MST Estates LLC Regulations, dated September 12, 2005, among the managers of MST Estates LLC, Microgy, Inc. and South-Tex Treaters, Inc. (Incorporated by reference to Exhibit 10.86 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.88+	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 8, 2005).

10.89+	Letter Agreement between the Registrant and Joseph E. Cresci, dated December 30, 2005.

10.90+	Letter Agreement between the Registrant and Donald A. Livingston, dated December 30, 2005.

10.91+	Bonus Unit Award Agreement between the Registrant and Donald A. Livingston, dated December 30, 2005.

21.01	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.01 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

23.01	Consent of Vitale, Caturano & Company, Ltd.

23.02	Consent of Deloitte & Touche LLP

31.01	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.01	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.02	Section 1350 Certifications of the Registrant’s Chief Financial Officer

+	Management contract or compensation plan or arrangement.

*	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission