Form 10-Q
period 2006-03-31
ENVIRONMENTAL POWER CORP
filed 2006-05-12
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐Large accelerated filer                                     ☐Accelerated filer                         ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at March 31, 2006: 9,731,259 shares

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this report, such as statements concerning planned manure-to-energy projects, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding project financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for and other uncertainties with respect to supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design and construction of multi-digester projects,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described under Part I, Item 1A—Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,761,483	$14,840,230
Restricted cash	2,350,003	2,310,540
Receivables	14,911,535	9,865,301
Fuel inventory	1,377,287	1,317,582
Unbilled revenues	4,793	58,448
Other current assets	1,153,130	1,183,269

Total Current Assets	$32,558,231	$29,575,370

Property, Plant, and Equipment, net	$420,106	$441,917
Construction in Progress	1,561,516	829,474
Lease Rights, net	1,528,236	1,565,487
Accrued Power Generation Revenues	76,516,717	77,578,268
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,839,421	2,885,796
Notes Receivable, net	2,231,000	2,361,000
Other Assets	282,721	279,871

TOTAL ASSETS	$122,850,814	$120,430,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,069,735	$10,597,601
Billings in excess of revenues	123,721	457,719
Working capital loan	3,914,000	—

Total Current Liabilities	$15,107,456	$11,055,320

Deferred Gain, net	$3,161,209	$3,238,312
Secured Promissory Notes Payable and Other Borrowings	2,968,300	2,860,777
Accrued Lease Expenses	76,516,717	77,578,268

Total Liabilities	$97,753,682	$94,732,677

Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	97,312	96,333
Additional paid-in capital	42,116,056	41,454,837
Accumulated deficit	(18,176,619)	(16,749,967)
Accumulated other comprehensive loss	(499,395)	(499,395)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	2,583,199	2,418,985
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$25,097,032	$25,697,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$122,850,814	$120,430,049

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of March 31, 2006 and December 31, 2005, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 9,731,259 issued and 9,642,829 outstanding as of March 31, 2006; 21,400,000 shares authorized; 9,633,348 issued and 9,544,918 outstanding as of December 31, 2005.
(4)	88,430 shares at cost, as of March 31, 2006 and December 31, 2005.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005

	3 Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
REVENUES
Power Generation Revenues	$13,480,803	$13,914,512
Product Sales	883,406	1,256,502

TOTAL REVENUES	$14,364,209	$15,171,014

COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$6,936,992	$6,232,239
Lease expenses (2)	5,514,084	5,569,796
Microgy
Cost of goods sold	773,039	1,545,670
General and administrative (3)	2,470,836	1,261,406
Depreciation and amortization	127,401	116,553

TOTAL COSTS AND EXPENSES	$15,822,352	$14,725,666

OPERATING (LOSS) INCOME	$(1,458,143)	$445,348

OTHER INCOME (EXPENSE):
Interest income	$118,141	$26,236
Interest expense	(154,541)	(137,950)
Amortization of deferred gain	77,103	77,103

TOTAL OTHER INCOME (EXPENSE)	$40,703	$(34,611)

(LOSS) INCOME BEFORE TAXES	$(1,417,440)	$410,737

INCOME TAX EXPENSE	7,962	4,296

NET (LOSS) INCOME	(1,425,402)	406,441

Preferred Securities Dividend Requirements of Subsidiary	$(1,250)	$(1,250)

(Loss) Income Available to Common Shareholders	$(1,426,652)	$405,191

Weighted Average Common Shares Outstanding
Basic	9,592,916	6,350,095
Diluted	9,592,916	6,684,377

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and March 31, 2005

	3 Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,425,402)	$406,441
Non-cash adjustments
Depreciation and amortization	127,401	116,553
Amortization of deferred gain	(77,103)	(77,103)
Interest expense, accrued and added to balance of borrowing	112,663	118,999
Non-cash, stock based compensation expense (income)	164,214	(587,558)
Accrued power generation revenues	1,061,551	(30,471)
Accrued lease expenses	(1,061,551)	30,471
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5,046,234)	734,877
(Increase) decrease in fuel inventory	(59,705)	83,134
Decrease in unbilled revenues	53,655	451,282
Decrease (increase) in other current assets	30,139	(106,682)
Decrease in notes receivable	130,000	—
Decrease in billings in excess of revenues	(333,998)	—
(Increase) decrease in other assets	(2,850)	71,230
Increase (decrease) in accounts payable and accrued expenses	472,134	(3,223,219)

Net cash used in operating activities	$(5,855,086)	$(2,012,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(39,463)	$(710,199)
Construction of projects	(732,042)	—
Property, plant and equipment expenditures	(21,964)	(71,214)

Net cash used for investing activities	$(793,469)	$(781,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(1,250)	$(1,250)
Public offerings	—	12,409,375
Repayments of capital and operating leases	(5,140)	—
Repayments of notes receivable from officers and board members	—	1,891
Exercise of stock options	662,198	141,750
Net borrowings under working capital loan	3,914,000	58,000

Net cash provided by financing activities	$4,569,808	$12,609,766

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,078,747)	9,816,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,840,230	382,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,761,483	$10,199,268

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Three Months Ended March 31, 2006

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Net loss						(3,958,181)						(3,958,181)
Pension liability adjustment, net							119,957					119,957
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends paid at subsidiary						(1,250)						(1,250)
Issuance options & warrants for services										164,214		164,214
Exercise of stock options			97,911	979	661,219							662,198
Net loss						(1,425,402)						(1,425,402)
Balance at March 31, 2006	10	$100	9,731,259	$97,312	$42,116,056	$(18,176,619)	$(499,395)	88,430	$(385,402)	$2,583,199	$(638,219)	$25,097,032

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the three months ended March 31, 2006 and 2005, we excluded 2,404,293 and 333,066 anti-dilutive options, respectively. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	3/31/2006	3/31/2005
Earnings Per Share
(Loss) Income available to shareholders	$(1,425,402)	$406,441
Dividends to preferred stockholders	(1,250)	(1,250)

Earnings (Numerator)	$(1,426,652)	$405,191

Basic Shares (Denominator)	9,592,916	6,350,095

Basic EPS	$(0.15)	$0.06

Assumed exercise of dilutive stock options	—	334,440
Diluted Shares	9,592,916	6,684,535

Diluted EPS	$(0.15)	$0.06

NOTE C—STOCK OPTIONS AND STOCK-BASED COMPENSATION

We account for stock options issued to employees in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)) and have adopted the modified prospective application transition method. The compensation cost of all unvested shares and all new awards is measured based upon the fair value of the instrument issued using a Black-Scholes option pricing model.

We account for non-employee stock compensation under SFAS 123 and EITF 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of such equity instruments is calculated using a Black-Scholes option model.

During the three months ended March 31, 2006, no options were issued. During the three months ended March 31, 2005, we issued 301,790 options under the 2001 Stock Incentive Plan.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s view on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the three months ended March 31, 2006 within the same operating expense line items as cash compensation paid to employees.

Stock-based compensation expense under SFAS No. 123(R) was $159,000 during the three months ended March 31, 2006. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the three months ended March 31, 2006 were $159,000 lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic and diluted net loss per share would have been $0.13 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net loss per share of $0.15. The incremental impact of SFAS No. 123(R) during the three months ended March 31, 2006 represents stock-based compensation expense related to stock options.

The following table shows the non-cash compensation expense (income) for the three months ended March 31, 2006 and 2005.

	Three Months
	March 31, 2006	March 31, 2005
NON-CASH STOCK-BASED COMPENSATION
Impact of adoption of FAS 123R	$159,439	$—
Stock & option grants to non-employees	—	26,212
Stock grants to employees	4,775	29,087
Option expense (income) related to variable accounting treatment of performance-based options	—	(642,857)

Total non-cash stock-based compensation	$164,214	$(587,558)

The total compensation cost related to unvested awards not yet recognized is $1.7 million. This amount will be vested over the next three years.

The fair value of stock options granted during the three months ended March 31, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Fair Market Per Share	$3.43	$3.04
Assumptions
Risk-free rate of return	3.90%	4.48%
Volatility	58.97%	34.35%
Expected annual dividend yield	0.00%	0.00%
Option Life (years)	6	10

The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on a combination of the Company’s historical stock price and implied volatility. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively traded options on the Company’s stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Prior interim periods do not reflect any restated amounts as a result of the adoption of SFAS No. 123(R). If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

Three Months Ended March 31, 2005
Net (loss) income available to common shareholders	405,191
add back: compensation (income) expense under the intrinsic value method	$(642,587)
subtract: additional compensation expense under SFAS 123, net of taxes	236,413
Net (loss) income available to common shareholders under SFAS 123	$(474,079)
Basic EPS, as reported	$0.06
Basic EPS, under SFAS 123	(0.07)
Diluted EPS, as reported	0.06
Diluted EPS, under SFAS 123	(0.07)

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

Accumulated amortization of licensed technology rights was $870,579 as of March 31, 2006 and $685,079 as of December 31, 2005. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2006 and 2005, respectively. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2006	2007	2008	2009	2010	Thereafter	Total
$ 139,125	185,500	185,500	185,500	185,500	1,958,296	$2,839,421

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

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition under SFAS 123. We adopted the modified prospective application of SFAS 123(R) on January 1, 2006.

NOTE F – RETIREMENT PLAN

As of September 30, 2005, we terminated our defined benefit pension plan. There are no pension benefit accruals after that date. We expect the plan to be dissolved and to pay out all obligations before December 31, 2006. To the extent that the pension assets are insufficient to fund our full obligation of approximately $2,675,784, we may be required to make additional payments to the plan.

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net Periodic Pension Cost
Service cost	$—	$69,542
Interest cost	—	33,467
Expected return on assets	—	(31,215)
Amortization of prior service cost	—	4,025
Amortization of actuarial loss	—	4,025

Net periodic pension cost	$—	$79,844

Plan Assets – The following table sets out the market value of out retirement plan as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Pension Assets
Equity securities	$1,521,089	$1,553,453
Fixed income securities	784,312	729,652
Cash	71,301	70,612
Total	$2,376,702	$2,353,717

NOTE G – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$219,464	$149,029	$105,566	$104,460	$106,748	$44,695	$729,961
Arclight Loan	—	1	1	1	1	2,328,188	2,328,192
Scrubgrass Lease Payments	19,543,500	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	297,693,500
Scrubgrass Fuel Contracts	2,184,750	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	16,434,750

TOTAL	$21,947,714	32,070,030	32,047,567	34,624,461	38,183,749	158,312,883	$317,186,404

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of March 2006, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Secured Promissory Notes Payable and Other Borrowings
Sunnyside Project obligations	$583,030	$583,030
Arclight Note Payable, net of debt discount and accrued interest	2,060,032	2,060,032
Accrued interest expense, added to principal balance	268,161	155,498
Vehicle loan & capital leases	57,077	62,217

TOTAL	$2,968,300	$2,860,777

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005	Interest Rate
Description of the Obligation
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	127,464,000	130,176,000	Quoted Bond Rates

TOTAL	127,464,000	130,176,000

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	3,914,000	—	LIBOR + 1.250%

TOTAL	3,914,000	—

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

Notes Receivable from Officers – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of March 31, 2006 and December 31, 2005. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

	Buzzard	Microgy	All Other Segments	Consolidated
SEGMENT INFORMATION (UNAUDITED)

3 Months Ended March 31, 2006
Revenues	13,480,803	883,406	—	14,364,209
Interest income	17,577	—	100,564	118,141
Interest expense	37,777	319	116,445	154,541
Depreciation and amortization	59,247	54,095	14,059	127,401
Amortization of deferred gain	—	—	77,103	77,103
Capital expenditures	—	749,990	4,016	7754,006
Pre-tax income (loss)	307,708	(1,283,201)	(441,947)	(1,417,440)
Identifiable assets	96,568,170	11,689,102	14,593,542	122,850,814

3 Months Ended March 31, 2005
Revenues	13,914,512	1,256,502	—	15,171,014
Interest income	9,084	—	17,152	26,236
Interest expense	17,484	409	120,057	137,950
Depreciation and amortization	59,265	52,278	5,010	116,553
Amortization of deferred gain	—	—	77,103	77,103
Capital expenditures	—	13,354	57,860	71,214
Pre-tax income (loss)	977,079	(1,109,242)	542,902	410,739
Identifiable assets	96,920,985	9,332,970	11,971,694	118,225,649

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

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at March 31, 2006 and December 31, 2005, consisted of the following:

	March 31, 2006	December 31, 2005
Accounting for Contracts
Billings in excess of revenues	$123,721	$457,719
Unbilled revenues	4,793	58,448

NOTE J – NOTES RECEIVABLE

In 2005, we completed construction of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective Biogas Supply Agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable Biogas Supply Agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Notes Receivable
Notes receivable	$2,981,000	$3,111,000
Bad debt reserve	(750,000)	(750,000)

Notes receivable, net	$2,231,000	$2,361,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three months ended March 31, 2006 with the results of operations for the three months ended March 31, 2005. Unless otherwise indicated, all references to 2006 pertain to the three months ended March 31, 2006 and all references to 2005 pertain to the three months ended March 31, 2005. Historical results and trends that might appear should not be taken as indicative of future operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the critical accounting policies, among others discussed our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Three-month period ended March 31, 2006 compared to three-month period ended March 31, 2005.

For the three months ended March 31, 2006, we incurred a net loss of $1.4 million, or loss per common share of $0.15, compared to net gain of $406,000, or gain per common share of $0.06, for the three months ended March 31, 2005. The increase in net loss was primarily attributable to a decrease in revenues of $807,000 and an increase in costs and expenses of $1.1 million, as described in more detail below.

Revenues decreased by $807,000, or 5%, to $14.4 million for the three months ended March 31, 2006, as compared to $15.2 million for the same period in 2005. Billed power generation revenues at Buzzard increased by $658,000 to $14.5 million in the three months ended March 31, 2006 as a result of increased power rates and improved operating capacity, as compared to $13.9 million for the three months ended March 31, 2005. Buzzard operated at 99.1% of capacity for this period, compared to 98.5% of capacity for the same period in 2005. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $1.1 million, as a result of the FASB 13 accounting treatment of the Scrubgrass lease described below. In the three months ended March 31, 2006, Microgy recognized $883,000 of revenues relating to the construction and management of its first three projects, compared to $1.3 million of such revenues in the same period in 2005.

Costs and expenses increased by $1.1 million, or 8%, to $15.8 million for the three months ended March 31, 2006, as compared to $14.7 million for the same period in 2005. Contributing to this increase was an increase in operating expenses at Buzzard of $706,000 as a result of increased labor and supplies costs. Furthermore, non-cash compensation expenses increased by $752,000 and other general and administrative costs increased by $456,000. These increases were partially offset by decreases of $773,000 in costs of goods sold at Microgy and $56,000 in lease expenses at Buzzard.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard provided pre-tax income of $308,000 for the three months ended March 31, 2006, compared to $977,000 for the same period in 2005. This decrease is due to a decrease in power generation revenues of $434,000 and to an increase in costs and expenses of $224,000.

Billed power generation revenues at Buzzard increased by $658,000 to $14.5 million in the three months ended March 31, 2006 as a result of increased power rates and improved operating capacity, as compared to $13.9 million for the three months ended March 31, 2005. Buzzard operated at 99.1% of capacity for this period, compared to 98.5% of capacity for the same period in 2005. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $1.1 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component will continue to decrease in subsequent years, lowering the reported power generation revenues. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended March 31, 2006 increased by $705,000 to $6.9 million, as compared to $6.2 million for the same period in 2005. This increase was primarily a result of increases in labor and supplies costs of $456,000 and $320,000, respectively. Lease expenses at Buzzard remained relatively flat at $5.5 million in the three months ended March 31, 2006 compared to $5.6 million in the same period in 2005. General and administrative expenses decreased primarily due to a decrease in professional fees by $425,000 to $643,000 in the three months ended March 31, 2006 from $1.1 million in the same period in 2005.

Microgy

Pre-tax losses at Microgy increased to $1.3 million for the three months ended March 31, 2006, as compared to $1.1 million for the three months ended March 31, 2005. This increase resulted from decreases in revenues of $373,000 and from increases in general and administrative expenses of $572,000 to $1.4 million in 2006 from $767,000 in 2005. Costs of goods sold at Microgy decreased by 50% to $773,000 in the three months ended March 31, 2006 from $1.5 million in the same period in 2005.

Microgy recognized revenues of $883,000 for the three months ended March 31, 2006, compared to $1.3 million for the same period in 2005. This decrease is due primarily to the shift in corporate emphasis from a sales model, where we sell projects to third parties, to an ownership model, where we construct projects for our own account. For the three months ended March 31 2005, we had three construction projects in progress for third party purchasers under our relationship with Dairyland. For the same period in 2006, we had one project in construction for third party purchasers under our relationship with Dairyland. We are recognizing $641,000 of revenues associated with the construction of projects under our relationship with Dairyland using the percentage of completion method and $242,000 of revenues related to the management of these facilities.

Microgy’s cost of goods sold decreased to $773,000 for the three months ended March 31, 2006, as compared to $1.5 million for the same period in 2005. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. Construction expenses decreased to $544,000 in 2006 from $1.5 million in 2005, since we had fewer projects under construction. We recognized $229,000 of operating and maintenance costs in 2006 related to completed and operating facilities, whereas in the same period in 2005, we did not have any such expenses.

General and administrative expenses for Microgy increased by $572,000 to $1.3 million for the three months ended March 31, 2006, as compared to $767,000 for the same period in 2005. This increase is primarily due to increases in payroll expenses of $295,000 during the three months ended March 31, 2006, due to the additional staff needed for the growth of Microgy, and $95,000 in travel and entertainment expenses, in each case as compared to the same period in 2005.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended March 31, 2006 and 2005. We had pre-tax loss in this segment of $442,000 million for the three months ended March 31, 2006, compared to a pre-tax income of $543,000 for the same period in 2005. The increase in loss is primarily due to increases in non-cash compensation of $752,000.

In the three months ended March 31, 2006, we recognized $164,000 of non-cash compensation expenses due primarily to the FAS 123R treatment of options issued to employees. In the three months ended March 31, 2005, we recognized non-cash compensation income of $588,000 due primarily to the variable accounting treatment of performance-based options.

We had other income in this segment of $61,000 for the three months ended March 31, 2006, compared to expenses of $26,000 for the same period in 2005. The increase is primarily due to increases in interest income of $83,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $5.9 million in the three months ended March 31, 2006, compared to cash used in operating activities of $2.0 million for the same period in 2005. We reported a net loss of $1.4 million during the three months ended March 31, 2006. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in the first quarter of 2006 to our net cash used in operating activities:

Depreciation and amortization – During the three months ended March 31, 2006, we recognized depreciation and amortization for lease rights of $37,251, licensed technology rights of $46,375, and property plant and equipment of $43,765.

Deferred gain, net – Our deferred gain, net, decreased by $77,000 over the three months ended March 31, 2006 from $3.2 million as of December 31, 2005. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – During the three months ended March 31, 2006, we had $113,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The FAS 123R accounting of options issued to employees resulted in non-cash compensation expenses of $164,000 for the three months ended March 31, 2006.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the third quarter of 2005:

Receivables –Microgy receivables decreased to $378,000 on March 31, 2006 from $529,000 on December 31, 2005, due primarily to lower product sales revenues at Microgy. Receivables at Buzzard increased to $14.5 million on March 31, 2006 from $9.3 million on December 31, 2005 due to increased power generation revenues in the first quarter of this year compared to power generation revenues in the fourth quarter of 2005.

Fuel Inventory – Fuel inventory at Buzzard remained relatively flat at $1.4 million on March 31, 2006 compared to $1.3 million on December 31, 2005.

Unbilled revenues – On March 31, 2006, we had unbilled revenues of $5,000 at Microgy, compared to $58,000 of unbilled revenues on December 31, 2005.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses increased to $11.1 million on March 31, 2006 from $10.6 million on December 31, 2005, due to an increase in fuel and labor costs at Buzzard in the first quarter of this year compared to the fourth quarter of 2005.

Investing Activities

Our cash used for investing activities was $793,000 in the three months ended March 31, 2006, as compared to $781,000 in the same period in 2005. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $2.4 million on March 31, 2006. These funds will be used to pay for the major maintenance that will occur in 2007.

Construction on projects – Construction commenced on the Huckabay Ridge project. Expenditures on this project were $732,000 for the three months ended March 31, 2006.

Property, plant and equipment – Property, plant and equipment expenditures were $22,000 for the three months ended March 31, 2006, compared to expenditures of $71,000 for the same period in 2005.

Financing Activities

Our cash provided by financing activities was $4.6 million in the three months ended March 31, 2006, compared to cash provided by financing activities of $12.6 million in the three months ended March 31, 2005. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $1,250 to its preferred stockholder during the three months ended March 31, 2006 and 2005.

Exercise of Stock Options – We received $662,000 of gross proceeds from the exercise of stock options in the three months ended March 31, 2006.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $3.9 million as of March 31, 2006. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2006.

2006 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2006 is being compared to our historical results of operations for 2005:

Buzzard

Power generation revenues are expected to decrease slightly in 2006 due to a decrease in revenue recorded as a result of the straight-line accounting treatment of revenue under the power sales agreement. This decrease will be offset by increases in billed power rates and by improved capacity rates, insofar as we do not expect to incur a major maintenance shutdown at the Scrubgrass facility this year.

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

Microgy

We expect decreased revenues from Microgy in 2006, as we emphasize a business model where we own and operate the projects we develop, as opposed to our historic business model, which has focused on selling projects to third parties. Subject to our ability to obtain sufficient financing, we expect to complete the Huckabay Ridge project in 2006 and expect to generate revenues from its operation in the fourth quarter. Additionally, we have signed project agreements with Joseph Gallo Farms and an affiliate of Mission Dairy, and a letter of intent with Swift & Company, and we expect to begin construction on these projects in the latter half of 2006, subject to the satisfaction of various conditions, including obtaining necessary permits and adequate financing. In any event, we do not expect that these projects will contribute any revenues in 2006.

In line with the change in emphasis in our business model, we expect decreases in costs of goods sold and increases in operations and maintenance expenses.

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

On March 31, 2006 our unrestricted cash balance was $12.8 million as compared to $14.8 million as of December 31, 2005. In addition, our restricted cash balances were $2.4 million and $2.3 million at March 31, 2006 and December 31, 2005, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

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

As of March 31, 2006, the aggregate outstanding balance of our variable rate debt obligations was $3,914,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $127,464,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in interest expense of $39,140 and lease expense of $1,274,640. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Commodity Price Risk – As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our projects and the return on our investment, particularly where we do not have a long-term contract for the sale of the project’s output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risks discussed under Part I, Item 1A - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. These risk factors could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION
May 12, 2006	/s/ John F. O’Neill
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