Form 10-Q
period 2006-06-30
ENVIRONMENTAL POWER CORP
filed 2006-08-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding at June 30, 2006: 9,649,882 shares

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this report, such as statements concerning planned manure-to-energy projects, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for, other uncertainties with respect to, supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design and construction of multi-digester projects,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate,

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

Item 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,567,704	$14,840,230
Restricted cash	2,386,020	2,310,540
Receivables	14,497,262	9,865,301
Fuel inventory	1,402,535	1,317,582
Unbilled revenues	—	58,448
Other current assets	482,188	1,183,269

Total Current Assets	$28,335,709	$29,575,370

Property, Plant, and Equipment, net	$477,561	$441,917
Construction in Progress	4,160,829	829,474
Lease Rights, net	1,490,985	1,565,487
Accrued Power Generation Revenues	75,455,167	77,578,268
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,793,046	2,885,796
Notes Receivable, net	2,078,929	2,361,000
Other Assets	269,136	279,871

TOTAL ASSETS	$119,974,228	$120,430,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,488,047	$10,597,601
Billings in excess of revenues	312,026	457,719
Working capital loan	2,750,000	—

Total Current Liabilities	$15,550,073	$11,055,320

Deferred Gain, net	$3,084,106	$3,238,312
Secured Promissory Notes Payable and Other Borrowings	3,165,610	2,860,777
Accrued Lease Expenses	75,455,167	77,578,268

Total Liabilities	$97,254,956	$94,732,677

Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	97,383	96,333
Additional paid-in capital	42,166,783	41,454,837
Accumulated deficit	(21,098,169)	(16,749,967)
Accumulated other comprehensive loss	(499,395)	(499,395)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	3,076,091	2,418,985
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$22,719,172	$25,697,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$119,974,228	$120,430,049

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of June 30, 2006 and December 31, 2005, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 9,738,312 issued and 9,649,882 outstanding as of June 30, 2006; 21,400,000 shares authorized; 9,633,348 issued and 9,544,918 outstanding as of December 31, 2005.
(4)	88,430 shares at cost, as of June 30, 2006 and December 31, 2005.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2006 and June 30, 2005

	3 Months Ended		6 Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Power Generation Revenues	12,962,436	13,907,353	26,443,239	27,821,865
Product Sales	289,865	945,316	1,173,271	2,201,818
TOTAL REVENUES	13,252,301	14,852,669	27,616,510	30,023,683

COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	7,130,885	6,264,148	14,067,877	12,496,387
Lease expenses (2)	5,559,086	5,736,523	11,073,170	11,306,319
Microgy
Cost of goods sold	336,833	1,923,565	1,109,872	3,469,235
General and administrative (3)	2,624,728	3,023,237	4,931,350	4,872,203
Non-cash compensation	512,892	225,737	677,106	(361,820)
Depreciation and amortization	134,099	122,338	261,500	238,891
TOTAL COSTS AND EXPENSES	16,298,523	17,295,548	32,120,875	32,021,215

OPERATING LOSS	(3,046,222)	(2,442,879)	(4,504,365)	(1,997,532)

OTHER INCOME (EXPENSE):
Interest income	207,428	71,862	325,569	98,098
Interest expense	(166,013)	(125,343)	(320,554)	(263,293)
Amortization of deferred gain	77,103	77,102	154,206	154,205
Other (expense) income	0	28,392	0	28,392
TOTAL OTHER (EXPENSE) INCOME	118,518	52,013	159,221	17,402

(LOSS) INCOME BEFORE TAXES	(2,927,704)	(2,390,866)	(4,345,144)	(1,980,130)

INCOME TAX EXPENSE (BENEFIT)	(7,404)	93,397	558	97,693

NET LOSS	(2,920,300)	(2,484,263)	(4,345,702)	(2,077,823)

Preferred Securities Dividend Requirements of Subsidiary	(1,250)	(1,250)	(2,500)	(2,500)

Loss Available to Common Shareholders	(2,921,550)	(2,485,513)	(4,348,202)	(2,080,323)

Weighted Average Common Shares Outstanding
Basic	9,645,754	7,417,558	9,619,481	6,886,775
Diluted	9,645,754	7,417,558	9,619,481	6,886,775

EARNINGS PER COMMON SHARE
Basic	(0.30)	(0.34)	(0.45)	(0.30)
Diluted	(0.30)	(0.34)	(0.45)	(0.30)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2006 and June 30, 2005

	6 Months Ended
	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,345,702)	$(2,077,823)
Non-cash adjustments
Depreciation and amortization	261,500	238,891
Amortization of deferred gain	(154,206)	(154,206)
Interest expense, accrued and added to balance of borrowing	233,697	79,059
Non-cash, stock based compensation expense (income)	677,106	(361,820)
Provision for bad debts		750,000
Accrued power generation revenues	2,123,101	(60,948)
Accrued lease expenses	(2,123,101)	60,948
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,631,961)	1,931,176
(Increase) decrease in fuel inventory	(84,953)	294,143
Decrease in unbilled revenues	58,448	624,683
Decrease (increase) in other current assets	701,081	(716,956)
(Increase) decrease in notes receivable	282,071	(3,111,000)
(Decrease) increase in billings in excess of revenues	(145,693)	1,264,617
(Increase) decrease in other assets	10,735	(68,239)
Increase (decrease) in accounts payable and accrued expenses	1,890,446	(726,341)

Net cash used in operating activities	$(5,247,431)	$(2,033,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(75,480)	$(1,107,943)
Construction of projects	(3,331,355)	—
Property, plant and equipment expenditures	(129,894)	(107,117)

Net cash used for investing activities	$(3,536,729)	$(1,215,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(2,500)	$(2,500)
Public offerings	—	12,409,375
Repayments under secured promissory notes payable		(237,441)
Repayments of capital and operating leases	71,136	—
Repayments of notes receivable from officers and board members	—	1,891
Exercise of stock options	692,998	141,750
Net borrowings under working capital loan	2,750,000	(1,751,000)

Net cash provided by financing activities	$3,511,634	$10,562,075

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,272,526)	7,313,199

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,840,230	382,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,567,704	$7,696,160

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Six Months Ended June 30, 2006

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Net loss						(3,958,181)						(3,958,181)
Pension liability adjustment, net							119,957					119,957
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends paid at subsidiary						(2,500)						(2,500)
Issuance options & warrants for services			2,053	21	677,083					0		677,104
Exercise of stock options			102,911	1,029	691,969							692,998
Net loss						(4,345,702)						(4,345,702)
Balance at June 30, 2006	10	$100	9,738,312	$97,383	$42,823,889	$(21,098,169)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$22,719,172

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. The information in this quarterly report should be read in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the six months ended June 30, 2006 and 2005, we excluded 3,508,078 and 2,329,919 anti-dilutive options, respectively. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

Earnings Per Share	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
(Loss) Income available to shareholders	$(2,920,300)	$(2,484,263)	$(4,345,702)	$(2,077,823)
Dividends to preferred stockholders	(1,250)	(1,250)	(2,500)	(2,500)

Earnings (Numerator)	$(2,921,550)	$(2,485,513)	$(4,348,202)	$(2,080,323)

Basic Shares (Denominator)	9,645,754	7,417,558	9,619,481	6,886,775

Basic EPS	$(0.30)	$(0.34)	$(0.45)	$(0.30)

Assumed exercise of dilutive stock options	—	—	—	—
Diluted Shares	9,645,754	7,417,558	9,619,481	6,886,775

Diluted EPS	$(0.30)	$(0.34)	$(0.45)	$(0.30)

NOTE C — STOCK OPTIONS AND STOCK-BASED COMPENSATION

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

During the three and six months ended June 30, 2006, we issued 148,500 options under our 2005 Stock Incentive Plan.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the six months ended June 30, 2006 within the same operating expense line items as cash compensation paid to employees.

Stock-based compensation expense under SFAS No. 123(R) was $677,000 for the six months ended June 30, 2006 and $513,000 for the three months ended June 30, 2006. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the six months ended June 30, 2006 were $677,000 lower than if it had continued to account for share-based compensation using the intrinsic method of accounting. Basic and diluted net loss per share would have been $0.38 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted net loss per share of $0.45. The incremental impact of SFAS No. 123(R) during the six months ended June 30, 2006 represents stock-based compensation expense related to stock options.

The following table shows the non-cash compensation expense (income) for the three and six months ended June 30, 2006.

NON-CASH STOCK-BASED COMPENSATION	Three Months	Six Months
	June 30, 2006
Impact of adoption of FAS 123R	$—	$159,439
Stock & option grants to non-employees	20,000	20,000
Stock grants to employees	—	4,775
Option expense (income) related to unvested options in 2006 and variable accounting treatment of performance-based options in 2005	492,892	492,892

Total non-cash stock-based compensation	$512,892	$677,106

The total compensation cost related to unvested awards not yet recognized is $1.8 million. This amount will be charged against income over the next three years.

The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Fair Market Per Share	$3.61	$2.35	$3.61	$2.35
Assumptions
Risk-free rate of return	4.06%	4.48%	4.06%	4.48%
Volatility	59.67%	34.35%	59.67%	34.35%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	6	6	6	6

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

Prior interim periods do not reflect any restated amounts as a result of the adoption of SFAS No. 123(R). If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the three and six months ended June 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) income available to common shareholders	2,485,513	(2,080,323)
add back: compensation (income) expense under the intrinsic value method	142,857	(500,000)
subtract: additional compensation expense under SFAS 123, net of taxes	(694,031)	(930,444)
Net (loss) income available to common shareholders under SFAS 123	(3,036,687)	(3,510,767)
Basic EPS, as reported	$(0.34)	$(0.30)
Basic EPS, under SFAS 123	(0.41)	(0.51)
Diluted EPS, as reported	(0.34)	(0.30)
Diluted EPS, under SFAS 123	(0.41)	(0.51)

NOTE D — GOODWILL AND INTANGIBLE ASSETS

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

Accumulated amortization of licensed technology rights was $916,954 as of June 30, 2006 and $824,204 as of December 31, 2005. Amortization expense for licensed technology rights was $46,375 and $92,750 for the three and six months ended June 30, 2006, respectively. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2006	2007	2008	2009	2010	Thereafter	Total
$ 92,750	185,500	185,500	185,500	185,500	1,958,296	$2,793,046

NOTE E — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of FAS 155 will have a material impact on its results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

SFAS No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces the requirement that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.

NOTE F — RETIREMENT PLAN

As of September 30, 2005, we terminated our defined benefit pension plan. There are no pension benefit accruals after that date. We expect the plan to be dissolved and to pay out all obligations before December 31, 2006. To the extent that the pension assets are insufficient to fund our full obligation of approximately $2,675,784, we may be required to make additional payments to the plan.

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Six Months Ended
	June 30, 2006	June 30, 2005
Net Periodic Pension Cost
Service cost	$—	$96,069
Interest cost	—	59,431
Expected return on assets	—	(55,464)
Amortization of prior service cost	—	8,050
Amortization of actuarial loss	—	9,791

Net periodic pension cost	$—	$117,877

Plan Assets – The following table sets out the market value of out retirement plan as of June 30, 2006 and December 31, 2005.

Pension Assets	June 30, 2006	December 31, 2005
Equity securities	$1,399,251	$1,553,453
Fixed income securities	758,599	729,652
Cash	101,766	70,612
Total	$2,259,616	$2,353,717

NOTE G — LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments:

Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$181,971	$165,529	$105,566	$104,460	$106,748	$44,695	$708,968
Arclight Loan	—	1	1	1	1	2,449,223	2,449,227
Scrubgrass Lease Payments	13,029,000	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	291,179,000
Scrubgrass Fuel Contracts	1,456,500	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	15,706,500

TOTAL	$14,667,471	32,086,530	32,047,567	34,624,461	38,183,749	158,433,918	$310,043,695

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of June 2006, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of June 30, 2006 and December 31, 2005:

Secured Promissory Notes Payable and Other Borrowings	June 30, 2006	December 31, 2005
Sunnyside Project obligations	$583,030	$583,030
Arclight Note Payable, net of debt discount and accrued interest	2,060,032	2,060,032
Accrued interest expense, added to principal balance	389,195	155,498
Vehicle loan & capital leases	133,353	62,217

TOTAL	$3,165,610	$2,860,777

	June 30, 2006	December 31, 2005	Interest Rate
Buzzard’s debt obligations (maturity):
Working capital loan (2008)	2,750,000	—	LIBOR + 1.250%

TOTAL	2,750,000	—

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	125,656,000	130,176,000	Quoted Bond Rates

TOTAL	125,656,000	130,176,000

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

Notes Receivable from Officers and Directors – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of June 30, 2006 and December 31, 2005. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

NOTE H — SEGMENT INFORMATION

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Six Months Ended June 30, 2006
Revenues	26,443,239	1,173,271	—	27,616,510
Interest income	42,370	—	283,199	325,569
Interest expense	80,770	1,029	238,755	320,554
Depreciation and amortization	118,494	114,440	28,566	261,500
Amortization of deferred gain	—	—	154,206	154,206
Construction in Progress	—	4,160,829	—	4,160,829
Capital expenditures	—	71,575	58,319	129,894
Pre-tax income (loss)	(151,499)	(2,890,593)	(1,303,052)	(4,345,144)
Identifiable assets	94,977,029	14,532,526	10,464,673	119,974,228

Six Months Ended June 30, 2005
Revenues	27,821,865	2,201,818	—	30,023,683
Interest income	26,098	—	72,000	98,098
Interest expense	(33,049)	(802)	(229,442)	(263,293)
Depreciation and amortization	118,530	104,972	15,389	238,891
Amortization of deferred gain	—	—	154,205	154,205
Construction in Progress	—	—	—	—
Capital expenditures	—	4,660	102,457	107,117
Pre-tax income (loss)	1,818,193	(3,556,544)	(241,779)	(1,980,130)
Identifiable assets	96,955,279	10,878,545	9,760,537	117,594,361
Three Months Ended June 30, 2006
Revenues	12,962,436	289,865	—	13,252,301
Interest income	24,793	—	182,635	207,428
Interest expense	42,993	710	122,310	166,013
Depreciation and amortization	59,247	60,345	14,507	134,099
Amortization of deferred gain	—	—	77,103	77,103
Construction in Progress	—	4,160,829	—	4,160,829
Capital expenditures	—	53,267	54,303	107,930
Pre-tax income (loss)	(459,207)	(1,607,392)	(861,105)	(2,927,704)
Identifiable assets	94,977,029	14,532,526	10,464,673	119,974,228

Three Months Ended June 30, 2005
Revenues	13,907,353	945,316	—	14,852,669
Interest income	17,014	—	54,848	71,862
Interest expense	(15,565)	(393)	(109,385)	(125,343)
Depreciation and amortization	59,265	52,694	10,379	122,338
Amortization of deferred gain	—	—	77,102	77,102
Construction in Progress	—	—	—	—
Capital expenditures	—	(8,694)	44,597	35,903

Pre-tax income (loss)	841,114	(2,447,302)	(784,678)	(2,390,866)
Identifiable assets	96,955,279	10,878,545	9,760,537	117,594,361

NOTE I — CONTRACTS

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

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at June 30, 2006 and December 31, 2005, consisted of the following:

Accounting for Contracts	June 30, 2006	December 31, 2005
Billings in excess of revenues	$312,026	$457,719
Unbilled revenues	—	58,448

NOTE J — NOTES RECEIVABLE

In 2005, we completed construction of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective Biogas Supply Agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable Biogas Supply Agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on June 30, 2006 and December 31, 2005.

Notes Receivable	June 30, 2006	December 31, 2005
Notes receivable	$2,828,929	$3,111,000
Bad debt reserve	(750,000)	(750,000)

Notes receivable, net	$2,078,929	$2,361,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 and other filings we make with the Securities and Exchange Commission.

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

Microgy, Inc.

Microgy, which we acquired in 2001, is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from animal and food industry wastes. The biogas can be used to produce pipeline-grade methane or marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

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

Microgy first focused on developing and refining single-tank installations, the core module of its system. Microgy has completed construction on and is operating two facilities of this type in Wisconsin, and is commissioning a third. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility. The biogas from these projects is used to generate electricity that is interconnected to Dairyland’s power grid. Today, Microgy is concentrating on an ownership model of system development, and is principally focused on developing single-site multi-digester gas pipeline projects and on smaller-scale installations for customers with multiple-site potential. In furtherance of its strategy of developing multi-digester installations, Microgy has begun construction, with South-Tex Treaters, Inc., on the Huckabay Ridge project, a large-scale biogas production and gas conditioning facility intended to produce and sell pipeline-grade methane by interconnecting directly with the local natural gas pipeline. In addition, Microgy has signed and is currently permitting the Mission project, and has purchased land for the construction of a possible project similar to the Huckabay Ridge project, to be located in Dublin, Texas, referred to as the Rio Leche project. With respect to its smaller-scale, multi-location strategy, Microgy is permitting the Gallo-Columbard project, a system to be owned by Microgy that is intended to produce biogas for sale to Joseph Gallo Farms as a substitute for propane, and has signed a letter of intent with Swift & Company regarding the development of one or more facilities to be owned by Microgy that will produce biogas for sale to Swift as a substitute natural gas.

We believe that a number of factors, including high energy prices, increasing desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and six months ended June 30, 2006 with the results of operations for the three and six months ended June 30, 2005. Unless otherwise indicated, all references to 2006 pertain to the six months ended June 30, 2006 and all references to 2005 pertain to the six months ended June 30, 2005. Historical results and trends that might appear should not be taken as indicative of future operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the critical accounting policies, among others discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2006 compared to six-month period ended June 30, 2006.

For the six months ended June 30, 2006, we incurred a net loss of $4.4 million, or loss per common share of $0.45, compared to net loss of $2.1 million, or loss per common share of $0.30, for the six months ended June 30, 2005. The increase in net loss was primarily attributable to a decrease in product sales of $1.0 million, an increase in non-cash compensation of $1.0 million and an increase in costs and expenses of $500,000, as described in more detail below.

Revenues decreased by $2.4 million, or 8%, to $27.6 million for the six months ended June 30, 2006, as compared to $30.0 million for the same period in 2005. Billed power generation revenues at Buzzard increased by $805,000 to $28.6 million in the six months ended June 30, 2006 as a result of increased power rates, as compared to $27.8 million for the six months ended June 30, 2005. Buzzard operated at 96.9% of capacity for this period, compared to 98.0% of capacity for the same period in 2005. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $2.2 million, as a result of the FASB 13 accounting treatment of the Scrubgrass lease described below. In the six months ended June 30, 2006, Microgy recognized $1.2 million of revenues relating to the construction and management of its first three projects, compared to $2.2 million of such revenues in the same period in 2005.

Costs and expenses remained steady, increasing by $100,000 to $32.1 million for the six months ended June 30, 2006, as compared to $32 million for the same period in 2005. A $1.6 million dollar increase in operating expenses at Buzzard and a $1.0 million dollar increase in non-cash compensation were offset by a $2.4 million dollar reduction in costs of goods sold at Microgy, in each case as discussed in more detail below.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard accounted for a pre-tax loss of $151,000 for the six months ended June 30, 2006, compared to a $1.8 million gain for the same period in 2005. This decrease is primarily due to an increase in operating expenses of $1.6 million, an increase of general and administrative expenses of $779,000 and a decrease in power generation revenues of $1.4, million as explained in more detail below.

Billed power generation revenues at Buzzard increased by $805,000 to $28.6 million for the six months ended June 30, 2006 as a result of increased power rates, as compared to $27.8 million for the six months ended June 30, 2005. Buzzard operated at 96.9% of capacity for this period, compared to 98.0% of capacity for the same period in 2005. This decrease in the capacity factor was due to a forced plant outage in the second quarter of 2006. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $2.2 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component will continue to decrease in subsequent years, lowering our reported power generation revenues. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the six months ended June 30, 2006 increased by $1.6 million to $14.1 million, as compared to $12.5 million for the same period in 2005. This increase was primarily a result of increases in labor costs of $709,000 and other project expenses of $603,000, consisting primarily of increased fuel and transport costs for limestone and ash supplies. Lease expenses at Buzzard remained relatively flat at $11.0 million in the six months ended June 30, 2006 compared to $11.3 million in the same period in 2005. General and administrative expenses decreased, by $779,000 to $1.3 million in the six months ended June 30, 2006 from $2.1 million in the same period in 2005, primarily due to a decrease in corporate overhead.

Microgy

Pre-tax losses at Microgy decreased to $2.9 million for the six months ended June 30, 2006, as compared to $3.6 million for the six months ended June 30, 2005. This decrease resulted from decreases in costs of goods sold of $2.6 million to $1.1 million in 2006 from $3.7 million in 2005. This decrease in costs of goods sold was partially offset by an increase in general and administrative expenses of $911,000 from $1.9 million in 2005 to $2.8 million in 2006. Additionally, Microgy revenues decreased by $1.0 million from $2.2 million in 2005 to $1.2 million for the same period in 2006. The changes are discussed in more detail below.

Microgy recognized revenues of $1.2 million for the six months ended June 30, 2006, compared to $2.2 million for the same period in 2005. This decrease is due primarily to the shift in corporate emphasis from a sales model, where we sell projects to third parties, to an ownership model, where we construct projects for our own account. For the six months ended June 30, 2005, we had three construction projects in progress for a third party purchaser under our relationship with Dairyland. For the same period in 2006, we had one project in construction for third party purchasers under our relationship with Dairyland. We are recognizing $1.2 million of revenues for the six months ended June 30, 2006 associated with the construction of projects under our relationship with Dairyland using the percentage of completion method and $30,000 of revenues related to the management of these facilities.

Microgy’s cost of goods sold decreased to $1.1 million for the six months ended June 30, 2006, as compared to $3.7 million for the same period in 2005. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. Construction expenses decreased to $476,000 in 2006 from $3.5 million in 2005, as a result of fewer projects under construction. This decrease was partially offset by an increase in operating and maintenance costs of $379,000 from $255,000 in the six months ended June 30, 2005 to $634,000 for the six months ended June 30,2006, due to increases in materials and subcontracting costs.

General and administrative expenses for Microgy increased by $910,000 to $2.8 million for the six months ended June 30, 2006 as compared to $1.9 million for the same period in 2005. This increase is primarily due to an increase in corporate overhead allocation of $488,000 to $879,000 in 2006 from $391,000 in the same period in 2005. The increase is also attributable to increase in payroll expenses of $479,000 during the six months ended June 30, 2006, due to the additional staff needed for the growth of Microgy, and $100,000 in travel and entertainment expenses, in each case as compared to the same period in 2005.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the six months ended June 30, 2006 or 2005. We had pre-tax loss in this segment of $1.3 million for the six months ended June 30, 2006, compared to a pre-tax loss of $242,000 for the same period in 2005. The increase in loss is primarily due to increases in non-cash compensation of $1.0 million.

In the six months ended June 30, 2006, we recognized $677,000 of non-cash compensation expenses due primarily to the FAS 123R treatment of options issued to employees. In the six months ended June 30, 2005, we recognized non-cash compensation income of $362,000 due primarily to the variable accounting treatment of performance-based options.

We had other income in this segment of $199,000 for the six months ended June 30, 2006, compared to income of $25,000 for the same period in 2006. The increase is primarily due to increases in interest income of $211,000 due to higher cash balances resulting principally from our public offering in November 2005. This increase was partially offset by increases in interest expense of $10,000.

Three-month period ended June 30, 2006 compared to three-month period ended June 30, 2005.

For the three months ended June 30, 2006, we had a net loss of $2.9 million, compared to a loss of $2.4 million for the three months ended June 30, 2005. The increase in net loss was primarily attributable to an increase in Buzzard’s operating expenses of $867,000, due to increases in the cost of labor as well as required limestone and ash supplies for Buzzard’s Scrubgrass facility. Additionally, for the three months ended June 30, 2006, we recorded decreases in revenue of $1.6 million and an increase in non-cash compensation expense of $287,000. These changes were partially offset by a decrease in costs of goods sold at Microgy of $1.8 million and a total decrease in pension expense of $429,000.

Revenues decreased by $1.6 million to $13.3 million for the three months ended June 30, 2006, as compared to $14.9 million from the same period in 2005. This decrease was attributable to a decrease of $945,000 in revenues from Buzzard and total revenues of $290,000 from Microgy, a decrease of $655,000 from the same period in 2005. Buzzard’s operating capacity for the period was 94.6%, compared to 97% for the three months ended June 30, 2005. Billed power generation revenues increased by 1% or $147,000 but this slight increase was offset by a decrease of $1.1 million in accrued power generation revenues.

Costs and expenses decreased from $17.3 million for the three months ended June 30, 2005 to $16.3 million for the same period in 2005. The decrease was primarily attributable to a $1.8 million decrease in costs of goods sold at Microgy. The decrease in costs of goods sold was partially offset by an increase in non-cash compensation expense of approximately $287,000 dollars, and increases in salary expenses of $588,000.

Buzzard

Buzzard has a pre-tax loss of $459,000 for the three months ended June 30, 2006, compared to pre-tax income of $841,000 for the three months ended June 30, 2005. This decrease is due primarily to increases in operating expenses, particularly the increased labor, limestone and ash costs discussed above.

Billed power revenues at Buzzard, which consist of power generation revenues, increased by $100,000 to $14.0 million for the three months ended June 30, 2006, as compared to $13.9 million for the same period in 2005. Buzzard operated at 94.6% of capacity for this period, compared to 97% of capacity for the same period in 2005. This decrease in the capacity factor was due to a forced plant outage in the second quarter of 2006. This increase in billed power generation revenues was a result of a 4% increase in billed power rates which was partially offset by the decreased operating capacity. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended June 30, 2006 increased by $867,000 to $7.1 million, as compared to $6.3 million for the same period in 2005. This increase was primarily a result of increases in labor costs of $253,000. Additionally, other operating costs primarily related to the preparation of a new fuel site, increased by $283,000 to $348,000.

Lease expenses at Buzzard for the three months ended June 30, 2006 decreased by $177,000 to $5.6 million, as compared to $5.7 million for the same period in 2005. This decrease resulted from increases of $915,000 in scheduled principal and interest repayments and equity rent payments. These increases were completely offset by decreases in accrued lease expense of $1.1 million dollars for the three months ended June 30, 2006 as compared to the same period in 2005.

Microgy

Pre-tax losses at Microgy decreased to $1.6 million for the three months ended June 30, 2006, from $2.4 million for the three months ended June 30, 2005. This decrease resulted primarily from a decrease in costs of goods sold of $1.8 million due primarily to the shift in emphasis in Microgy’s business model to an ownership model, as discussed above. This decrease in costs of goods sold was coupled with a decrease in product sales revenue of $655,000. Additionally, general and administrative expenses increased by $339,000 primarily because of additional corporate overhead expenses incurred with the increase in employees and operations.

Microgy recognized revenues of $290,000 for the three months ended June 30, 2006, down from $945,000 for the same period in 2005. We are recognizing revenues associated with the construction of the first three of the projects on which we have commenced construction under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. We began billing Dairyland for construction costs on the generator portion of these farms in August 2004. As of June 30, 2006, we had $300,000 in deferred contract revenues, compared to deferred contract revenues of $1.3 million for the same period in 2005. These revenues are expected to be recognized in the next half of the year as we complete the construction of the last of the projects.

Cost of goods sold at Microgy decreased to $337,000 for the three months ended June 30, 2006, as compared to $2.2 million for the same period in 2005. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above.

General and administrative expenses for Microgy increased by $339,000 to $1.5 million for the three months ended June 30, 2006, as compared to $1.2 million for the three months ended June 30, 2005. This increase is primarily due to increases in salary expenses of $184,000 and an increase in the allocation of corporate overhead of $350,000. These increases were partially offset by decreases in professional service fees of $203,000 as compared to the three months ended June 30, 2005.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended June 30, 2006. We had pre-tax loss in this segment of $861,000 for the three months ended June 30, 2006, compared to a pre-tax loss of $785,000 for the three months ended June 30, 2005. This increase is primarily attributable to a $100,000 increase in general and administrative expenses primarily related to an increase in professional fees.

The accounting for non cash compensation expense, in accordance with FAS 123R resulted in a non-cash expense of $492,000 for the three months ended June 30, 2006. Please see Note C to the financial statements included in this report for more information.

We had other income in this segment of $137,000 for three months ended June 30, 2006, compared to income of $51,000 for the same period in 2005. The increase in other income is primarily due to an increase in interest income of $128,000 for the three months ended June 30, 2006 as compared to the same period in 2005, due to higher cash balances resulting principally from our public offering in November 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $5.2 million in the six months ended June 30, 2006, compared to cash used in operating activities of $2.0 million for the same period in 2005. We reported a net loss of $4.3 million during the six months ended June 30, 2006. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in the second quarter of 2006 to our net cash used in operating activities:

Depreciation and amortization – During the six months ended June 30, 2006, we recognized depreciation and amortization for lease rights of $74,502, licensed technology rights of $92,750, and property plant and equipment of $92,594.

Deferred gain, net – Our deferred gain, net, decreased by $154,000 over the six months ended June 30, 2006 from $3.2 million as of December 31, 2005. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – During the six months ended June 30, 2006, we had $234,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for options issued to employees resulted in non-cash compensation expenses of $677,000 for the six months ended June 30, 2006.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the second quarter of 2006:

Receivables – Microgy receivables decreased to $482,000 on June 30, 2006 from $1.8 million on December 31, 2005, due primarily to lower product sales revenues at Microgy. Receivables at Buzzard increased to $14.0 million on June 30, 2006 from $9.3 million on December 31, 2005 due to increased power generation revenues in the second quarter of this year compared to power generation revenues in the fourth quarter of 2005.

Fuel Inventory – Fuel inventory at Buzzard remained relatively flat at $1.4 million on June 30, 2006 compared to $1.3 million on June 30, 2005.

Unbilled revenues – On June 30, 2006, we had zero unbilled revenues at Microgy, compared to $58,000 of unbilled revenues on June 30, 2005.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses increased to $12.5 million on June 30, 2006 from $10.6 million on June 30, 2005, due to an increase in fuel and labor costs at Buzzard in the first two quarters of this year combined with expenses related to the construction of the Huckabay Ridge project.

Investing Activities

Our cash used for investing activities was $3,535,073 for the six months ended June 30, 2006, as compared to $1.2 million in the same period in 2005. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $2.4 million on June 30, 2006. These funds will be used to pay for the major maintenance that will occur in 2007.

Construction on projects – Construction commenced on the Huckabay Ridge project. Expenditures on this project were $3.3 million for the six months ended June 30, 2006.

Property, plant and equipment – Property, plant and equipment expenditures were $130,000 for the six months ended June 30, 2006, compared to expenditures of $107,000 for the same period in 2005.

Financing Activities

Our cash provided by financing activities was $3.5 million in the six months ended June 30, 2006, compared to cash provided by financing activities of $10.6 million in the six months ended June 30, 2005. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $2,500 to its preferred stockholder during the six months ended June 30, 2006 and 2005.

Exercise of Stock Options – We received $693,000 of gross proceeds from the exercise of stock options in the six months ended June 30, 2006.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $2.8 million as of June 30, 2006. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2006.

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

Operating expenses are expected to increase slightly in 2006 primarily due to increases in fuel and fuel-related costs that are affected by diesel fuel rates and to scheduled increases in fees and expenses payable under operations and maintenance contracts.

Lease expenses are expected to increase slightly in 2006 due to increases in scheduled principal and equity payments. These increases will be partially offset by decreases in interest expenses, as the balances decrease.

Microgy

We expect decreased revenues from Microgy in 2006, as we emphasize a business model where we own and operate the projects we develop, as opposed to our historic business model, which has focused on selling projects to third parties. Subject to our ability to obtain sufficient financing, we expect to complete the Huckabay Ridge project in 2006 and expect to generate revenues from its operation in the fourth quarter. Additionally, we have signed project agreements with an affiliate of Joseph Gallo Farms for a project to be located in California, and an affiliate of Mission Dairy for a project to be located in Hereford, Texas. We have also purchased land for a possible project to be located in Dublin, Texas.

Furthermore, we have signed a letter of intent with Swift & Company relating to the possible development of dedicated biogas facilities at Swift’s meat processing plants. We remain in negotiations with Swift regarding the first such project, and cannot now determine whether or when any such project may be agreed upon or commenced.

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

On June 30, 2006, our unrestricted cash balance was $9.6 million, as compared to $14.8 million as of December 31, 2005. In addition, our restricted cash balances were $2.4 million and $2.3 million at June 30, 2006 and December 31, 2005, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

We believe our current cash balances will be sufficient to fund our minimum lease, debt obligations, current construction commitments with respect to the Huckabay Ridge project, and our current corporate overhead requirements through November 2006. Thereafter, we will require significant additional financing to maintain our current level of operations and business development and to construct other currently planned projects. We are currently seeking such financing, but we cannot assure you that such financing will be available on terms acceptable to us, or at all, or that any such financing will be adequate. If we are unable to obtain adequate financing, we will be required to take cost cutting measures, make reductions to our business development activities and forgo construction of other currently planned projects.

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

As of June 30, 2006, the aggregate outstanding balance of our variable rate debt obligations was $2,750,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $125,656,000. Based on these balances, an immediate change of 1% in the variable interest rates would cause a change in interest expense of $27,500 and lease expense of $1,256,560. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

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

Substrate – We are reliant on substrate for the operation of our digesters. We are currently unable to forecast the prices or supply of substrate, and are exposed to market risk. Substrate costs are driven by industry supply and demand, weather, and many other factors. Fluctuations in the availability or cost of substrate are likely, and could have a materially adverse effect on the profitability of our projects. In the absence of useable substrate, our digesters would operate less efficiently, which would adversely affect overall profitability.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

If you hold our securities or are considering an investment in our securities, you should carefully consider the risks discussed under Part I, Item 1A - Risk Factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. There have been no material changes to such risk factors as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 3, 2006. At the Annual Meeting, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	8,501,514	179,351
Kamlesh R. Tejwani	8,445,061	235,804
Donald A. Livingston	8,617,339	63,526
Robert I. Weisberg	8,618,611	62,254
Jessie J. Knight, Jr.	8,590,977	89,888
August Schumacher, Jr.	8,620,497	60,368
John R. Cooper	8,616,997	63,868
Lon Hatamiya	7,615,934	1,064,931
Steven Kessner	8,592,153	88,712

In addition, our stockholders acted upon and approved the following items by the following votes:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
1. The approval of our 2006 Equity Incentive Plan and the reservation of 300,000 shares of our common stock for issuance thereunder.	3,276,403	1,093,679	448,509	3,862,274
2. The approval of our 2006 Director Option Plan and the reservation of 300,000 shares of our common stock for issuance thereunder.	3,309,592	1,067,278	441,721	3,862,274
3. The ratification of our board of directors’ selection of Vitale, Caturano & Company, Ltd. as our independent auditors for the fiscal year ending December 31, 2005.	8,618,286	8,568	54,011	0

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

ENVIRONMENTAL POWER CORPORATION

August 14, 2006	/s/ John F. O’Neill
John F. O’Neill
Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

10.1	2006 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006 (SEC File No. 001-32393))

10.2	2006 Director Option Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006 (SEC File No. 001-32393))

10.3	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan

10.4	Form of Non-Statutory Stock Option Agreement under the 2006 Equity Incentive Plan

10.5	Form of Non-Statutory Stock Option Agreement under the 2006 Director Option Plan

10.6	Release and Severance Agreement between the Registrant and Randall L. Hull, executed June 12, 2006, effective as of May 19, 2006.

10.7	Summary of Director Compensation.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.