Form 10-Q
period 2006-09-30
ENVIRONMENTAL POWER CORP
filed 2006-11-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(603) 431-1780

(Registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding at September 30, 2006: 9,649,882 shares

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained in this report, such as statements concerning planned manure-to-energy projects, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for, other uncertainties with respect to, supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design and construction of our facilities,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•	uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described under Part I, Item 1A—Risk Factors appearing in this Quarterly Report on Form 10-Q, as well as other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,137,187	$14,840,230
Restricted cash	3,192,792	2,310,540
Receivables	14,826,561	9,865,301
Fuel inventory	1,453,847	1,317,582
Unbilled revenues	—	58,448
Other current assets	688,960	1,183,269

Total Current Assets	$24,299,347	$29,575,370

Property, Plant, and Equipment, net	$452,903	$441,917
Construction in Progress	6,874,125	829,474
Lease Rights, net	1,453,734	1,565,487
Accrued Power Generation Revenues	74,393,617	77,578,268
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,746,671	2,885,796
Notes Receivable, net	2,072,704	2,361,000
Other Assets	269,353	279,871

TOTAL ASSETS	$117,475,320	$120,430,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,518,203	$10,597,601
Billings in excess of revenues	—	457,719
Working capital loan	3,441,000	—

Total Current Liabilities	$16,959,203	$11,055,320

Deferred Gain, net	$3,007,004	$3,238,312
Secured Promissory Notes Payable and Other Borrowings	3,282,465	2,860,777
Accrued Lease Expenses	74,393,617	77,578,268

Total Liabilities	$97,642,289	$94,732,677

Minority Interests	$100	$100
Shareholders’ Equity
Preferred stock (1)	$—	$—
Preferred stock (2)	100	100
Common stock (3)	97,383	96,333
Additional paid-in capital	43,344,583	41,454,837
Accumulated deficit	(24,505,104)	(16,749,967)
Accumulated other comprehensive loss	(499,395)	(499,395)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	2,418,985	2,418,985
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$19,832,931	$25,697,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,475,320	$120,430,049

(1)	$.01 par value; 2,000,000 shares authorized, no shares issued.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2006 and December 31, 2005, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 9,738,312 issued and 9,649,882 outstanding as of September 30, 2006; 21,400,000 shares authorized; 9,633,348 issued and 9,544,918 outstanding as of December 31, 2005.
(4)	88,430 shares at cost, as of September 30, 2006 and December 31, 2005.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2006 and September 30, 2005

Income Statement

	3 Months Ended		9 Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES
Power Generation Revenues	$13,390,762	$14,513,662	$39,834,001	$42,335,527
Product Sales	595,040	1,358,539	1,768,311	3,560,357

TOTAL REVENUES	$13,985,802	$15,872,201	$41,602,312	$45,895,884
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$7,831,992	$8,185,889	$21,899,869	$20,682,276
Lease expenses (2)	5,609,400	4,806,720	16,682,570	$16,113,039
Microgy	—	—
Cost of goods sold	515,853	1,656,276	1,625,725	$5,125,511
General and administrative (3)	3,325,056	4,371,283	8,933,512	8,881,665
Depreciation and amortization	115,403	121,336	376,903	360,227

TOTAL COSTS AND EXPENSES	$17,397,704	$19,141,504	$49,518,579	$51,162,718
OPERATING LOSS	$(3,411,902)	$(3,269,303)	$(7,916,267)	$(5,266,834)
OTHER INCOME (EXPENSE):
Interest income	$113,410	$77,505	$438,979	$175,603
Interest expense	(184,016)	(114,562)	(504,570)	(377,855)
Amortization of deferred gain	77,102	77,103	231,308	231,308
Other (expense) income	—	24,671	—	53,063

TOTAL OTHER (EXPENSE) INCOME	$6,496	$64,717	$165,717	$82,119
LOSS BEFORE TAXES	$(3,405,406)	$(3,204,586)	$(7,750,550)	$(5,184,715)
INCOME TAX EXPENSE	279	48,845	837	146,538
NET LOSS	$(3,405,685)	$(3,253,431)	$(7,751,387)	$(5,331,253)

Preferred Securities Dividend Requirements of Subsidiary	(1,250)	(1,250)	(3,750)	(3,750)

Loss Applicable to Common Shareholders	$(3,406,935)	$(3,254,681)	$(7,755,137)	$(5,335,003)

Weighted Average Common Shares Outstanding
Basic	9,647,829	7,417,806	9,629,726	7,065,734
Diluted	9,647,829	7,417,806	9,629,726	7,065,734

LOSS PER COMMON SHARE
Basic	$(0.35)	$(0.44)	$(0.81)	$(0.76)
Diluted	$(0.35)	$(0.44)	$(0.81)	$(0.76)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2006 and September 30, 2005

Statement of Cash Flows

	9 Months Ended
	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,751,387)	$(5,331,253)
Non-cash adjustments
Depreciation and amortization	376,903	360,226
Amortization of deferred gain	(231,308)	(231,308)
Interest expense, accrued and added to balance of borrowing	361,024	45,833
Non-cash, stock based compensation expense	1,197,798	1,897,169
Provision for bad debts	—	750,000
Accrued power generation revenues	3,184,651	(91,425)
Accrued lease expenses	(3,184,651)	91,425
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,961,260)	906,888
(Increase) decrease in fuel inventory	(136,265)	487,815
Decrease in unbilled revenues	58,448	624,683
Decrease (increase) in other current assets	494,309	(823,231)
(Increase) decrease in notes receivable	288,296	(3,111,000)
(Decrease) increase in billings in excess of revenues	(457,719)	829,083
Decrease in other assets	10,518	190,485
Increase (decrease) in accounts payable and accrued expenses	2,920,602	(944,721)

Net cash used in operating activities	$(7,830,041)	$(4,349,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(882,252)	$(1,328,745)
Construction of projects	(6,044,651)	(691,146)
Property, plant and equipment, expenditures	(137,011)	(116,251)

Net cash used for investing activities	$(7,063,914)	$(2,136,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(3,750)	$(3,750)
Public offerings	—	12,409,375
Net borrowing (repayments) of secured notes	60,664	(266,554)
Repayments of notes receivable from officers and board members	—	1,891
Exercise of stock options	692,998	144,755
Net borrowings (repayments) under working capital loan	3,441,000	(2,037,000)

Net cash provided by financing activities	$4,190,912	$10,248,717

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,703,043)	3,763,244

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,840,230	382,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,137,187	$4,146,205

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Nine Months Ended September 30, 2006

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Net loss						(3,958,181)						(3,958,181)
Pension liability adjustment, net							119,957					119,957
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends paid at subsidiary						(3,750)						(3,750)
Employee Stock Based Compensation			2,053	21	1,197,777							1,197,798
Exercise of stock options			102,911	1,029	691,969							692,998
Net loss						(7,751,387)						(7,751,387)
Balance at September 30, 2006	10	$100	9,738,312	$97,383	$43,344,583	$(24,505,104)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$19,832,931

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. The information in this quarterly report should be read in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B — EARNINGS PER COMMON SHARE

We compute basic earnings per share by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. We compute our diluted earnings per common share using the treasury stock method. For purposes of calculating diluted earnings per share, we consider our shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. For the nine months ended September 30, 2006 and 2005, we excluded 3,824,440 and 3,314,561 stock options because of their anti dilutive effect, respectively. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

Earnings Per Share	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
(Loss) Income applicable to shareholders	$(3,405,685)	$(3,253,431)	$(7,755,387)	$(5,331,253)
Dividends to preferred stockholders	(1,250)	(1,250)	(3,750)	(3,750)

Earnings (Numerator)	$(3,406,935)	$(3,254,681)	$(7,751,137)	$(5,335,003)

Basic Shares (Denominator)	9,647,829	7,417,806	9,629,726	7,065,734

Basic EPS	$(0.35)	$(0.44)	$(0.81)	$(0.76)

Assumed exercise of dilutive stock options	—	—	—	—
Diluted Shares	9,647,829	7,417,806	9,629,726	7,065,734

Diluted EPS	$(0.35)	$(0.44)	$(0.81)	$(0.76)

NOTE C —STOCK OPTIONS AND STOCK-BASED COMPENSATION

In November 2001, our Board of Directors and stockholders approved the 2001 Stock Incentive Plan (“the 2001 Plan”), which provides for the award of up to 857,143 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2001 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2001 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 % of the fair market value of the common stock on the date of grant (110 % of the fair market value in the case of individuals holding 10% or more of our common stock).

The options granted under the 1993 Director Plan were non-qualified options with an exercise price equal to 100 % of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant. As of December 31, 2002, the 1993 Director Plan has been terminated and replaced by the 2002 Plan (as defined below).

In July 2002, our Board of Directors and stockholders approved the 2002 Director Option Plan (“the 2002 Plan”), which provides for the award of up to 285,715 shares of common stock to eligible directors of the company. The options granted under the 2002 Plan are non-qualified options with an exercise price equal to 100 % of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant.

In 2005, our Board of Directors and stockholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”), which provides for the award of up to 1,200,000 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2005 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2005 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 % of the fair market value of the common stock on the date of grant.

In 2006, our Board of Directors and stockholders approved the 2006 Director Option Plan (“the 2006 Director Plan”), which provides for the award of up to 300,000 shares of common stock to eligible directors of the company. The options granted under the 2006 Plan are non-qualified options with an exercise price equal to 100 % of the fair market value of the common stock on the date of the grant. The options vest at the date of grant and expire 10 years from the date of grant.

In 2006, our Board of Directors and stockholders approved the 2006 Equity Incentive Plan (“the 2006 Plan”), which provides for the award of up to 300,000 shares of common stock to eligible employees, consultants and directors of EPC. Our awards under the 2006 Plan may consist of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and other stock awards. The 2006 Plan provides that stock options and similar awards may be issued with exercise periods of up to 10 years and minimum option prices equal to 100 % of the fair market value of the common stock on the date of grant.

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

During the nine months ended September 30, 2006, we issued 313,000 options under our 2005 Stock Incentive Plan, 150,000 options under our 2006 Equity Incentive Plan, and 90,000 under our 2006 Director Option Plan. During the three months ended September 30, 2006, we issued 254,500 options under our 2005 Stock Incentive Plan, and 150,000 options under our 2006 Equity Incentive Plan.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the nine months ended September 30, 2006 within the same operating expense line items as cash compensation paid to employees.

Stock-based compensation expense under SFAS No. 123(R) was $1,197,798 for the nine months ended September 30, 2006 and $520,692 for the three months ended September 30, 2006.

Outstanding Options & Warrants	Shares	Exercise Price Range
Balance at January 1, 2004	1,187,423	1.19	21.56
Options Granted in 2004	1,298,559	6.02	8.47
Options Expired or Exercised in 2004	(159,986)

Balance at December 31, 2004	2,325,996	1.19	21.56
Options Granted in 2005	1,392,787	5.33	7.25
Options Expired or Exercised in 2005	(249,437)

Balance at December 31, 2005	3,469,346	1.19	21.56
Options Granted in 2006	553,000	5.33	8.89
Options Expired or Exercised in 2006	(249,437)

Balance at September 30, 2006	3,824,440	1.40	10.50

Options & Warrants Issued	2006	2005	Remaining as of 09/30/06
2001 Stock Incentive Plan	313,000	186,251	148,642
2002 Director Option Plan	—	85,716	64,282
2005 Stock Incentive Plan	—	1,021,000	29,000
2006 Director Option Plan	90,000	100,000	210,000
2006 Equity Incentive Plan	150,000		150,000
Total Options & Warrants Issued	553,000	1,392,787	601,924

The following table shows the non-cash compensation expense (income) for the three and nine months ended September 30, 2006.

NON-CASH STOCK-BASED COMPENSATION	Three Months September 30, 2006	Nine Months September 30, 2006

Option expense (income)	$520,692	$1,177,799
Stock grants to employees	—	—
Stock & option grants to non-employees	—	20,000

Total non-cash stock-based compensation	$520,692	$1,197,798

The total compensation cost related to unvested awards not yet recognized is $2.7 million. This amount will be charged against income over the next three years.

The fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Fair Market Per Share	$3.61	$1.97	$3.61	$1.97
Assumptions
Risk-free rate of return	4.06%	3.91%	4.06%	3.91%
Volatility	59.67%	40.16%	59.67%	40.16%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	6	6	6	6

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

Prior interim periods do not reflect any restated amounts as a result of the adoption of SFAS No. 123(R). If the Company had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net (loss) income applicable to common shareholders	(3,254,681)	(5,335,003)
add back: compensation (income) expense under the intrinsic value method	2,107,148	1,607,148
subtract: additional compensation expense under SFAS 123, net of taxes	(1,482,098)	(2,199,069)
Net (loss) income applicable to common shareholders under SFAS 123	(2,629,631)	(5,926,924)

Basic EPS, as reported	(0.44)	(0.76)
Basic EPS, under SFAS 123	(0.35)	(0.84)
Diluted EPS, as reported	(0.44)	(0.76)
Diluted EPS, under SFAS 123	(0.35)	(0.84)

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

Accumulated amortization of licensed technology rights was $963,329 as of September 30, 2006 and $824,204 as of December 31, 2005. Amortization expense for licensed technology rights was $46,375 and $139,125 for the three and nine months ended September 30, 2006, respectively. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2006	2007	2008	2009	2010	Thereafter	Total
$ 46,375	185,500	185,500	185,500	185,500	1,958,296	$2,746,671

NOTE E – RETIREMENT PLAN

As of September 30, 2005, we terminated our defined benefit pension plan. There are no pension benefit accruals after that date. We expect the plan to be dissolved and to pay out all obligations before December 31, 2006. To the extent that the pension assets are insufficient to fund our full obligation of approximately $2,992,564, we may be required to make additional payments to the plan. In anticipation of the termination of the plan, the company has reserved an amount of approximately $822,000 in order to fully fund the liquidation.

Net Periodic Benefit Costs - Our net periodic pension costs are comprised of the following components:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net Periodic Pension Cost
Service cost	$—	$208,626
Interest cost	—	100,400
Expected return on assets	—	(93,644)
Amortization of prior service cost	—	12,074
Amortization of actuarial loss	—	12,074

Net periodic pension cost	$—	$239,530

Plan Assets –The following table sets out the market value of out retirement plan as of September 30, 2006 and December 31, 2005.

Pension Assets	September 30, 2006	December 31, 2005
Equity securities	$1,447,406	$1,553,453
Fixed income securities	757,366	729,652
Cash	103,641	70,612

Total	$2,308,413	$2,353,717

NOTE F – LONG TERM LIABILITIES

Long Term Liabilities & Commitments

The following table shows all of our long-term liabilities and commitments:

Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Operating Leases	$77,366	$159,679	$110,780	$114,934	$118,165	$79,392	$660,318
Arclight Loan	—	1	1	1	1	2,449,223	2,449,227
Scrubgrass Lease Payments	6,514,500	28,910,000	29,390,000	32,459,000	35,944,000	151,447,000	284,664,500
Scrubgrass Fuel Contracts	728,250	3,011,000	2,552,000	2,061,000	2,133,000	4,493,000	14,978,250

TOTAL	$7,320,116	32,080,680	32,052,781	34,634,935	38,195,166	158,468,615	$302,752,294

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of September 2006, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of September 30, 2006 and December 31, 2005:

Secured Promissory Notes Payable and Other Borrowings	9/30/2006	12/31/2005
Sunnyside Project obligations	583,030	583,030
Arclight Note Payable, net of debt discount and accrued interest	2,060,032	2,060,032
Accrued interest expense, added to principal balance	516,522	155,498
Vehicle loan & capital leases	122,882	62,217

TOTAL	3,282,466	2,860,777

Buzzard’s debt obligations (maturity):	September 30, 2006	December 31, 2005	Interest Rate
Working capital loan (2008)	3,441,000	—	LIBOR + 1.250%

TOTAL	3,441,000	—

Buzzard Working Capital Loan- Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2006.

Scrubgrass Debt Obligations - Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	122,944,000	130,176,000	Quoted Bond Rates

TOTAL	122,944,000	130,176,000

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

Notes Receivable from Officers and Directors – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of September 30, 2006 and December 31, 2005. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

NOTE G – CONTRACTS

Revenues and profits from our contracts for the sale of our anaerobic digester systems, referred to as product sales, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Deferred contract revenue represents the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage of completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract, and/or costs, recorded at estimated realizable value, related to unapproved change orders or claims are incurred. Unbilled work related to our contracts at September 30, 2006 and December 31, 2005, consisted of the following:

Accounting for Contracts	September 30, 2006	December 31, 2005
Billings in excess of revenues	$—	$457,719
Unbilled revenues	—	58,448

NOTE H– NOTES RECEIVABLE

In 2005, we completed construction of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable Biogas Supply Agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on September 30, 2006 and December 31, 2005.

Notes Receivable	September 30, 2006	December 31, 2005
Notes receivable	$2,822,704	$3,111,000
Bad debt reserve	(750,000)	(750,000)

Notes receivable, net	$2,072,704	$2,361,000

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 151, Inventory Costs - An amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004. SFAS 151 reinforces the requirement that abnormal levels of idle facility expense, freight, handling costs and spoilage are required to be expensed as incurred and not included in overhead. The statement also requires fixed production overheads be allocated to conversion costs based on the production facility’s normal capacity. The provisions in Statement 151 are effective prospectively for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated financial statements.

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

NOTE J – SEGMENT INFORMATION

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Nine Months Ended September 30, 2006
Revenues	39,834,001	1,768,311	—	41,602,312
Interest income	75,994	—	362,985	438,979
Interest expense	134,234	1,796	368,540	504,570
Depreciation and amortization	159,640	174,075	43,188	376,903
Amortization of deferred gain	—	—	231,308	231,308
Construction in Progress	—	6,874,125		6,874,125
Capital expenditures	—	75,255	61,756	137,011
Pre-tax income (loss)	(838,323)	(4,580,112)	(2,332,115)	(7,750,550)
Identifiable assets	95,406,318	17,369,123	4,699,879	117,475,320

Nine Months Ended September 30, 2005
Revenues	42,335,527	3,560,357	—	45,895,884
Interest income	26,098	—	149,505	175,063
Interest expense	(38,489)	(1,170)	(338,196)	(377,855)
Depreciation and amortization	177,795	157,209	25,223	360,227
Amortization of deferred gain	—	—	231,308	231,308
Construction in Progress	—	(691,446)		(691,446)
Capital expenditures	—	—	(116,251)	(116,251)
Pre-tax income (loss)	2,437,048	(4,536,347)	(3,085,416)	(5,184,715)
Identifiable assets	97,725,776	11,814,623	6,012,398	115,552,797

Three Months Ended September 30, 2006
Revenues	13,390,762	595,040	—	13,985,802
Interest income	33,624	—	79,786	113,410
Interest expense	53,464	767	129,785	184,016
Depreciation and amortization	41,146	59,635	14,622	115,403
Amortization of deferred gain	—	—	77,102	77,102
Construction in Progress	—	2,713,296	—	2,713,296
Capital expenditures	—	3,680	3,437	7,117
Pre-tax income (loss)	(686,824)	(1,689,519)	(1,029,063)	(3,405,406)
Identifiable assets	95,406,318	17,369,123	4,699,879	117,475,320

Three Months Ended September 30, 2005
Revenues	14,513,662	1,358,539	—	15,872,201
Interest income	—	—	77,505	77,505
Interest expense	(5,440)	(368)	(108,754)	(114,562)
Depreciation and amortization	59,265	52,237	9,384	121,336
Amortization of deferred gain	—	—	77,103	77,103
Construction in Progress	—	—	—	—
Capital expenditures	—	(4,660)	(218,708)	(223,368)
Pre-tax income (loss)	618,855	(979,803)	(2,843,638)	(3,204,585)
Identifiable assets	97,725,776	11,814,623	6,012,398	115,552,797

NOTE K – SUBSEQUENT EVENTS

On November 9, 2006, our subsidiary, Microgy Holdings, LLC, completed a tax-exempt bond financing through a Texas governmental authority resulting in gross proceeds of $60 million. The net proceeds from this offering will be used to finance construction of the Huckabay Ridge facility, as well as three similar-sized facilities in Texas. On November 9, 2006, we also completed a private placement of preferred stock and warrants. The net proceeds from this $15 million offering will be used to finance our equity requirements under the bond financing with respect to the Texas projects, other development activities and general corporate purposes. The bond financing and the private placement are each described in greater detail in our Current Report on Form 8-K, dated November 9, 2006, as filed with the Securities and Exchange Commission on November 14, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part I, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and other filings we make with the Securities and Exchange Commission.

Overview

Environmental Power Corporation (AMEX: EPG) (“Environmental Power”, “EPC” or the “Company”) is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Today, Environmental Power has two principal business units, Microgy, Inc. (“Microgy”) and Buzzard Power Corporation (“Buzzard”), which owns a leasehold interest in an approximately 83 megawatt waste coal electrical generation facility. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for subsidies or other governmental assistance. Any such government assistance would, however, benefit Environmental Power’s facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. Environmental Power believes that a number of factors, including increased energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and greater revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

Environmental Power is the holding company successor to a publicly traded Delaware corporation organized in 1982. Its common stock is traded on the American Stock Exchange under the trading symbol “EPG”. Since its founding in 1982, Environmental Power has partially or fully developed seven hydroelectric plants, two municipal waste projects and three waste-coal fired generating facilities.

Environmental Power is … Doing Well by Doing Good®.

Buzzard Power Corporation

Buzzard is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

Microgy, Inc.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal and food industry wastes. The biogas can be used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas (“RNGTM”), liquefied natural gas, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that Microgy believes is superior to other such technologies. Microgy owns the perpetual, exclusive North American license to this technology. In addition, Microgy has developed, significant engineering, construction and process knowledge regarding these systems.

At current rates for conventional energy in many U.S. markets, Microgy believes that its systems can be profitable without the need for subsidies, rebates, grants or other credits. Nevertheless, Microgy believes that tax credits, renewable energy credits, pollution offset credits, carbon sequestration credits and other such incentives may be available now or in the future to Microgy’s facilities, and such incentives would serve to enhance the potential profitability of its facilities. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources and many states have either passed or are considering legislation requiring utilities to obtain a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas and carbon sequestration credits, Microgy believes that its facilities can generate additional environmental benefits with significant economic and social value by providing valuable waste management assistance for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies either have passed or are considering regulations that require concentrated animal feeding operations, often referred to as CAFOs, to implement changes to their current waste management practices. Microgy believes that these increasingly stringent environmental regulations will be another significant factor driving adoption of Microgy’s systems.

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate the facilities and profit from the ongoing sale of biogas or RNG produced by the facility as well as sales of carbon sequestration credits or other marketable environmental benefits. In this way, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

Microgy first focused on developing and refining single-tank installations, the core module of its biogas production system. Microgy has completed construction on, and is performing all operations and maintenance services for three facilities of this type in Wisconsin, validating the feasibility of this core module. Microgy sold these facilities to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility. The biogas from these facilities is used to generate electricity that is interconnected to Dairyland’s power grid. This core, single-tank module currently in operation in Wisconsin forms the basis of the design for the multi-tank systems comprising each of the Texas Facilities.

Today, in furtherance of its strategy of developing and owning multi-digester installations, Microgy has begun construction on the Huckabay Ridge facility near Stephenville, Texas, a large-scale biogas production and gas conditioning facility intended to produce and sell RNG by interconnecting directly with nearby natural gas transmission or distribution pipelines. In addition, Microgy has signed manure handling and site agreements and has obtained the permits necessary to commence construction on the Mission facility, adjacent to the Mission Dairy in Hereford, Texas, has singed manure handling and site agreements and is permitting the Cnossen facility, adjacent to the Cnossen Dairy in Hereford, Texas, and has acquired land for and is permitting the Rio Leche facility in Dublin, Texas. Each of these other Texas facilities will be a multi-digester biogas production and gas conditioning facility substantially the same as the Huckabay Ridge facility.

Microgy intends to pursue several strategies with respect to sales of RNG produced by the Texas facilities. Microgy is currently in discussions regarding the engagement of a gas marketing agent who would sell the RNG on Microgy’s behalf. While Microgy initially expects to sell into the spot market for natural gas, it also intends to pursue the sale of some or all of the output from these facilities pursuant to longer-term arrangements, where available on advantageous terms and conditions. Microgy believes that the RNG produced by the Texas facilities may be attractive to customers interested in securing gas supplies that avoid the price volatility of natural gas, as well as customers interested in securing renewable energy supplies as a result of state mandates, tax allowances or similar incentives.

Microgy is also pursuing the development of so-called “inside the fence” facilities, where Microgy will develop, construct and own a dedicated, multi-digester facility producing gas for sale to a single customer for its on-site consumption, with the potential to develop multiple sites for such customers. The proposed Gallo-Columbard facility in California is an example of this model. The Gallo-Columbard facility is a proposed two-digester biogas production facility designed for on-site use of the biogas as a replacement for propane in Joseph Gallo Farm’s cheese manufacturing operations. Microgy has completed and submitted to the regulatory authorities all applications for the required permits. Microgy believes that permits will be granted later this year, allowing it to begin construction in the first quarter of 2007. Microgy believe that once the permitting process for this project is completed, permitting for future California projects will be significantly faster and easier. Joseph Gallo Farms owns and operates five dairies in California, and Microgy believes there may be the potential for an additional eight or more digesters at their dairies. Microgy is working closely with Gallo to develop additional facilities. In addition, Microgy believes that it is close to completing the negotiation of definitive documentation relating to a three-tank facility, to be located at Swift & Company’s flagship Grand Island, Nebraska meat processing plant. If this first project with Swift is successfully launched, Microgy believes there to be the potential to develop projects representing up to 15 digesters across Swift’s processing plant network.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine months ended September 30, 2006 with the results of operations for the three and nine months ended September 30, 2005. Unless otherwise indicated, all references to 2006 pertain to the nine months ended September 30, 2006 and all references to 2005 pertain to the nine months ended September 30, 2005. Historical results and trends that might appear should not be taken as indicative of future operations.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

For the nine months ended September 30, 2006, we incurred a net loss of $7.8 million, or loss per common share of $0.81, compared to net loss of $5.3 million, or loss per common share of $0.76, for the nine months ended September 30, 2005. The increase in net loss was primarily attributable to a decrease in revenues of $4.3 million, which was partially offset by decreases in non-cash compensation of $700,000 and in costs and expenses of $900,000, as described in more detail below.

Revenues decreased by $4.3 million, or 9%, to $41.6 million for the nine months ended September 30, 2006, as compared to $45.9 million for the same period in 2005. Billed power generation revenues at Buzzard increased by $775,000 million to $43.0 million in the nine months ended September 30, 2006 as a result of increased power rates, as compared to $42.2 million for the nine months ended September 30, 2005. Buzzard operated at 96.9% of capacity for this period, compared to 99% of capacity for the same period in 2005. Accrued power generation revenues decreased $3.3 million, as a result of the FASB 13 accounting treatment of the Scrubgrass lease described below. In the nine months ended September 30, 2006, Microgy recognized $1.8 million of revenues relating to the construction and management of its first three projects, compared to $3.6 million of such revenues in the same period in 2005.

Costs and expenses decreased by $1.6 million to $49.5 million for the nine months ended September 30, 2006, as compared to $51.1 million for the same period in 2005. A $3.5 million reduction in costs of goods sold at Microgy was partially offset by an increase in operating expenses of $1.2 million at Buzzard due to an accrual for expected operating bonuses, and an increase in general and administrative expenses of $750,000.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below. The results of the foregoing changes are discussed in more detail below.

Buzzard

Buzzard accounted for a pre-tax loss of $838,000 for the nine months ended September 30, 2006, compared to $2.4 million of income for the same period in 2005. This decrease is primarily due to a decrease in power generation revenues of $2.5 million and increases in operating expenses of $1.2 million. These increases were partially offset by a $1.0 million reduction in general and administrative expenses.

Billed power generation revenues at Buzzard increased by $775,000 to $43.0 million for the nine months ended September 30, 2006 as a result of increased power rates, as compared to $42.2 million for the nine months ended September 30, 2005. Buzzard operated at 96.9% of capacity for this period, compared to 99.0% of capacity for the same period in 2005. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $3.3 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component will continue to decrease in subsequent years, lowering our reported power generation revenues. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the nine months ended September 30, 2006 increased by $1.2 million to $21.9 million, as compared to $20.7 million for the same period in 2005. This increase was primarily a result of increases in labor costs of $1.1 million and other operating expenses of $651,000 consisting primarily of increased fuel and transport costs for limestone and ash supplies. These increases were partially offset by a decrease in maintenance costs of $1.1 million when compared to the prior period. Lease expenses at Buzzard increased by $600,000 to $16.7 million in the nine months ended September 30, 2006 compared to $16.1 million in the same period in 2005, due to an increase in equity rents. General and administrative expenses decreased, by $1.0 million to $1.9 million in the nine months ended September 30, 2006 from $2.9 million in the same period in 2005, primarily due to a decrease in the allocated corporate overhead.

Microgy

Pre-tax losses at Microgy increased to $4.6 million for the nine months ended September 30, 2006, as compared to $4.5 million for the nine months ended September 30, 2005. Microgy revenues fell by $1.8 million to $1.8 million in 2006 from $3.6 million in 2005. Additionally, general and administrative expenses increased by $1.7 million to $4.5 million in 2006. This increase was offset by a $3.5 million decrease in costs of goods sold. The changes are discussed in more detail below.

Microgy recognized revenues of $1.8 million for the nine months ended September 30, 2006, compared to $3.6 million for the same period in 2005. This decrease is due primarily to the shift in corporate emphasis from a sales model, where we sell facilities to third parties, to an ownership model, where we construct facilities for our own account. For the nine months ended September 30, 2005, we had three construction projects in progress for a third party purchaser under our relationship with Dairyland. For the same period in 2006, we had two projects in construction for third party purchasers under our relationship with Dairyland. As of July, all three projects under the Dairlyand relationship were complete, and we have recognized $1.7 million of revenues for the nine months ended September 30, 2006, and $30,000 of revenues related to the management of these facilities.

Microgy’s cost of goods sold decreased to $1.6 million for the nine months ended September 30, 2006, as compared to $5.1 million for the same period in 2005. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. Construction expenses decreased to $707,000 in 2006 from $4.1 million in 2005, as a result of fewer projects under construction and the shift to the ownership model. Operating and start up costs have increased by $690,000 due to a shift to the operations phase of the Dairyland projects.

General and administrative expenses for Microgy increased by $1.7 million to $4.5 million for the nine months ended September 30, 2006 as compared to $2.8 million for the same period in 2005. This increase is primarily due to an increase in the allocation of corporate overhead to Microgy of $1.1 million to $1.6 million in the nine months ending September 30,2006 from $447,000 in the same period in 2005. The increase is also attributable to an increase in payroll expenses of $624,000 during the nine months ended September 30, 2006, due to the additional staff needed for the growth of Microgy.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the nine months ended September 30, 2006 or 2005. We had a pre-tax loss in this segment of $2.3 million for the nine months ended September 30, 2006, compared to a pre-tax loss of $3.1 for the same period in 2005. The decrease in loss is primarily due to decreases in non-cash compensation of $700,000.

In the nine months ended September 30, 2006, we recognized $1.2 million of non-cash compensation expenses due primarily to the FAS 123R treatment of options issued to employees. In the nine months ended September 30, 2005, we recognized non-cash compensation expense of $1.9 million due primarily to the variable accounting treatment of performance-based options.

We had other income in this segment of $226,000 for the nine months ended September 30, 2006, compared to other income of $71,000 for the same period in 2005. The increase is due to increases in interest income of $213,000 due to higher cash balances resulting principally from our public offering in November 2005.

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

For the three months ended September 30, 2006, we had a net loss of $3.4 million, compared to a loss of $3.3 million for the three months ended September 30, 2005. The slight increase in loss was due to a $1.9 million decrease in revenue, which was partially offset by a $1.7 million decrease in total costs and expenses.

Revenues decreased by $1.9 million to $14.0 million for the three months ended September 30, 2006, as compared to $15.9 million from the same period in 2005. This decrease was attributable to a decrease of $1.1 million in revenues from Buzzard and $595,000 from Microgy. Buzzard’s operating capacity for the period was 96.7%, compared to 101% for the three months ended September 30, 2005. Billed power generation revenues remained consistent at $14.5 million.

Costs and expenses decreased by $1.7 million to $17.4 million for the three months ending September 30,2006 from $19.1 million for the same period in 2005. The decrease was primarily attributable to a $1.7 million decrease in non-cash compensation, and a $1.1 million dollar decrease in costs of goods sold at Microgy. These decreases were partially offset by increases in lease expense of $802,000 and in general and administrative expenses of $692,000.

The reasons for the foregoing changes are discussed in more detail below.

Buzzard

Buzzard had a pre-tax loss of $687,000 for the three months ended September 30, 2006, compared to pre-tax income of $619,000 for the three months ended September 30, 2005.

Billed power revenues at Buzzard, which consist of power generation revenues, remained consistent at $14.5 million for the three months ended September 30, 2006 and the same period in 2005. Although Buzzard operated at 96.7% of capacity for this period, compared to 101% of capacity for the same period in 2005, billed power rates increased by 4%. Accrued power generation revenues decreased to $1.1 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended September 30, 2006 decreased by $354,000 to $7.8 million, as compared to $8.2 million for the same period in 2005. This decrease was primarily a result of decreases in maintenance costs of $1.1 million. The decrease in maintenance costs was partially offset by a $438,000 increase in labor costs and a $201,000 increase in fuel costs.

Lease expenses at Buzzard for the three months ended September 30, 2006 increased by $803,000 to $5.6 million, as compared to $4.8 million for the same period in 2005. This increase resulted from increases of $1.9 million in scheduled principal and interest repayments and equity rent payments. These increases were partially offset by decreases in accrued lease expense of $1.1 million dollars for the three months ended September 30, 2006 as compared to the same period in 2005.

Microgy

Pre-tax losses at Microgy increased to $1.7 million for the three months ended September 30, 2006, from $980,000 for the three months ended September 30, 2005. This increase resulted primarily from an increase in general and administrative expenses of $823,000. A decrease in Microgy Revenues of $763,000 from $1.4 million in the 3 months ending September 30, 2005 to $595,000 in the current period was completely offset by a decrease in costs of goods sold at Microgy of $885,000 from $1.4 million for the three months ending September 30, 2005 to $516,000 in the current period. The changes in revenues and costs of goods sold are due primarily to the shift in emphasis in Microgy’s business model to an ownership model, as discussed above and due to additional staff needed for the growth of Microgy.

Microgy recognized revenues of $595,000 for the three months ended September 30, 2006, down from $1.4 million for the same period in 2005. We have been recognizing revenues associated with the construction of the first three of the projects under our relationship with Dairyland using the percentage of completion method. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. We began billing Dairyland for construction costs on the generator portion of these farms in August 2004. As of September 30, 2006, as a result of the completion of the projects, we had no deferred contract revenues, compared to $829,000 for the same period in 2005.

Cost of goods sold at Microgy decreased to $516,000 for the three months ended September 30, 2006, as compared to $1.4 million for the same period in 2005. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above.

General and administrative expenses for Microgy increased by $823,000 to $1.7 million for the three months ended September 30, 2006, as compared to $885,000 for the three months ended September 30, 2005. This increase is primarily due to increases in salary expenses of $145,000 and an increase in the corporate general overhead allocated to Microgy of $616,000 and due to additional staff needed for the growth of Microgy.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended September 30, 2006. We had pre-tax loss in this segment of $1.0 million for the three months ended September 30, 2006, compared to a pre-tax loss of $2.9 million for the three months ended September 30, 2005. This decrease is primarily attributable to a $1.7 million decrease in non-cash compensation. The decrease in non-cash comp was partially offset by a $289,000 increase in professional services.

The accounting for non-cash compensation expense, in accordance with FAS 123R resulted in a non-cash compensation expense of $521,000 for the three months ended September 30, 2006. Please see Note C to the financial statements included in this report for more information.

We had other income in this segment of $27,000 for the three months ended September 30, 2006, compared to income of $173,000 for the same period in 2005. The decrease in other income is primarily due to an increase in interest expense of $265,000 for the three months ended September 30, 2006 as compared to the same period in 2005, due to a higher balance of accrued interest on the ArcLight Note.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $7.8 million in the nine months ended September 30, 2006, compared to cash used in operating activities of $2.0 million for the same period in 2005. We reported a net loss of $7.8 million during the nine months ended September 30, 2006. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in the second quarter of 2006 to our net cash used in operating activities:

Depreciation and amortization – During the nine months ended September 30, 2006, we recognized depreciation and amortization for lease rights of $111,753, licensed technology rights of $139,125, and property plant and equipment of $139,679.

Deferred gain, net – Our deferred gain, net, decreased by $231,000 over the nine months ended September 30, 2006 from $3.2 million as of December 31, 2005. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – During the nine months ended September 30, 2006, we had $361,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for options issued to employees resulted in non-cash compensation expenses of $1,198,000 for the nine months ended September 30, 2006.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the third quarter of 2006:

Receivables – Microgy receivables decreased to $383,000 on September 30, 2006 from $529,000 on December 31, 2005, due primarily to lower product sales revenues at Microgy as a result of our shift to an ownership model. Receivables at Buzzard increased to $14.4 million on September 30, 2006 from $9.3 million on December 31, 2005 due to increased power generation revenues in the third quarter of 2006 compared to power generation revenues in the third quarter of 2005.

Fuel Inventory – Fuel inventory at Buzzard remained relatively flat at $1.5 million on September 30, 2006, compared to $1.3 million on December 31, 2005.

Unbilled revenues – On September 30, 2006, we had no unbilled revenues at Microgy, compared to $58,000 on December 31,2005.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses increased to $13.5 million on September 30, 2006 from $10.6 million on December 31, 2005, due to an increase in fuel and labor costs at Buzzard in the first three quarters of this year combined with Microgy expenses related to the construction of the Huckabay Ridge project.

Investing Activities

Our cash used for investing activities was $7,016,904 for the nine months ended September 30, 2006, as compared to $2.1 million in the same period in 2005. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use restricted cash for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $3.2 million on September 30, 2006. These funds will be used primarily to pay for the major maintenance that will occur in 2007.

Construction on projects – Construction commenced on the Huckabay Ridge project. Expenditures on this project were $6.0 million for the nine months ended September 30, 2006.

Property, plant and equipment – Property, plant and equipment expenditures were $137,000 for the nine months ended September 30, 2006, compared to expenditures of $116,000 for the same period in 2005.

Financing Activities

Our cash provided by financing activities was $4.1 million in the nine months ended September 30, 2006, compared to cash provided by financing activities of $10.2 million in the nine months ended September 30, 2005. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $3,750 to its preferred stockholder during the nine months ended September 30, 2006 and 2005.

Exercise of Stock Options and Warrants – We received $693,000 of gross proceeds from the exercise of stock options and warrants in the nine months ended September 30, 2006.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $4 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $3.4 million as of September 30, 2006. Under the existing terms of this loan, we were required to pay the outstanding balance to zero for a minimum of twenty days during each calendar year. We have met the pay down requirement for this loan for 2006.

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

Microgy

We expect decreased revenues from Microgy in 2006, as we emphasize a business model where we own and operate the projects we develop, as opposed to our historic business model, which has focused on selling projects to third parties. We expect to complete the Huckabay Ridge project in 2006 and expect it to begin producing gas in the fourth quarter. Additionally, we have signed project agreements with Joseph Gallo Farms for a two-digester, dedicated biogas facility in Columbard, California, with an affiliate of Mission Dairy and with Cnossen Dairy for two facilities in Hereford, Texas substantially similar to the Huckabay Ridge facility, and we have purchased land for a facility in Dublin, Texas substantially similar to the Huckabay Ridge facility. Furthermore, we have executed an agreement with Swift & Company for the construction of a dedicated biogas facility at Swift’s flagship Grand Island, Nebraska meat processing plant. We expect to begin construction on these projects in the first half of 2007, subject to the satisfaction of various conditions, including obtaining necessary permits and adequate financing. In any event, we do not expect that these projects will contribute any revenues in the remainder of 2006.

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

Cash Flow Outlook

During the remainder of 2006, we expect to fund our business activities principally from available cash balances, investment earnings and the additional funds raised through the bond financing and private placement described below. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash will be used to repay interest and principal on the ArcLight loan.

On September 30, 2006, our unrestricted cash balance was $4.1 million, as compared to $14.8 million as of December 31, 2005. In addition, our restricted cash balances were $3.2 million and $2.3 million at September 30, 2006 and December 31, 2005, respectively. As discussed further under investing activities, we are allowed to spend restricted cash to fund the cost of major equipment overhauls at Scrubgrass subject to certain restrictions.

On November 9, 2006 we completed a financing of $60 million in tax-exempt industrial development bonds issued by the Gulf Coast Industrial Development Authority of Texas, the proceeds of which have been loaned by the issuer to our subsidiary, Microgy Holdings, LLC, organized to own our projects in Texas. The net proceeds from this financing will be used to finance the Huckabay Ridge facility, as well as three similar-sized facilities in Texas to be located in Dublin, Texas and Hereford, Texas. The bonds bear interest at the rate of 7% per annum and have a 30-year maturity. We are required to pay only interest on the bonds through 2011, with principal and interest payments thereafter amortized over the remaining term of the bonds. Also on November 9, 2006, we completed a private placement of shares of our Series A 9% cumulative convertible preferred stock, referred to as Series A preferred stock, and common stock warrants, resulting in gross proceeds of approximately $15 million. The net proceeds from this private placement will be used to finance our equity requirements in the Texas projects, other development activities and for working capital and general corporate purposes. The series A preferred stock accrues dividends at the rate of 9% per annum, payable quarterly when and as declared. The terms of the Texas bond financing and the private placement, including the Series A preferred stock, are described in more detail in our Current Reports on Form 8-K, dated October 23, 2006 and November 9, 2006, as filed with the Securities and Exchange Commission on October 26, 2006 and November 14, 2006, respectively. We believe that our current cash balances, together with the funds available from the bond financing, will be sufficient to fund our minimum lease obligations, debt obligations, current construction commitments with respect to the Huckabay Ridge facility, anticipated construction commitments for the other Texas facilities and our corporate overhead requirements through at least September 30, 2007.

In order to execute our business strategy on its planned scale, and develop planned facilities beyond those in Texas, we will require significant additional financing. Our present business strategy generally anticipates direct or indirect participation in the ownership of all projects. We anticipate that additional project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective project owner will be able to secure project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy is a direct or indirect owner of projects, Microgy will need to obtain substantial additional financing to allow it to develop and construct such projects. While we may also seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

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

As of September 30, 2006, the aggregate outstanding balance of our variable rate debt obligations was $3,441,000 and the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $122,944,000. Based on these balances, an immediate change of 1% in the variable interest rates would cause a change in interest expense of $34,410 and lease expense of $1,229,440. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining their variable rate borrowings.

Commodity Price Risk – As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our projects and the return on our investment, particularly where we do not have a long-term contract for the sale of the project’s output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions, long-term, fixed price gas sale contracts and the like, in order to mitigate the associated commodity price risk. In connection with the Texas bond financing describe above, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation , Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBTUs per day of the output of our Huckabay Ridge facility to a counterparty under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October of 2008. In addition, as previously announced, Microgy Inc. has also entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities in an amount up to 8,000 MMBTUs per day.

Substrate Costs- We are reliant on substrate for the operation of our digesters. We are currently unable to forecast the prices or supply of substrate, and are exposed to market risk. Substrate costs are driven by industry supply and demand, including competition by other users and recyclers of these materials, transportation costs, weather, and many other factors.

Fluctuations in the availability or cost of substrate are expected and could have a materially adverse effect on the profitability of our investments. In the absence of useable substrate or substrate of sufficient quality, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and the other reports that we file with the Securities and Exchange Commission, in evaluating our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Risks Relating to Microgy

Microgy has very little operating history from which to evaluate its business and products.

Microgy was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. However, none of the facilities to be owned by Microgy have yet been completed. Although Microgy has developed and is operating three single digester projects in Wisconsin, Microgy has no experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and no experience in gas conditioning or the sale of gas as a commodity. Because Microgy has very little operating history and no experience in gas conditioning or the sale of gas as a commodity, Microgy may never be profitable.

Microgy has experienced losses to date and we anticipate it will continue to experience losses into at least 2007.

Microgy has a history of losses. For the nine months ended September 30, 2006, we incurred a net loss of $7.8 million. For the years ended December 31, 2005 and 2004, we incurred net losses of $11.4 million and $4.0 million, respectively. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2007. As a result of these losses, we anticipate that we will in all likelihood, have to rely on external financing for most of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations and will likely result in a lower stock price.

Microgy has little experience in project development, and the marketplace for Microgy’s systems is complex, still developing and subject to change; therefore, we cannot predict how all projects will be developed, what Microgy’s costs will be or, consequently, whether Microgy or any project undertaken by Microgy will be profitable.

Microgy has very limited experience in project development, including project assessment, construction and operation. In addition, Microgy markets its systems in a complicated and changing environment. Microgy also has no experience in the design, construction and operation of multiple digester projects of the kind on which its business plan is now focused. Due to the many possible applications for Microgy’s technology, and the many possible ways in which projects deploying Microgy’s technology might be structured, Microgy may decide to develop and own facilities, sell and operate facilities or some combination of the foregoing, either alone or in conjunction with others. We expect to make these determinations on a case-by-case basis. As a result of Microgy’s inexperience and the dynamic nature of its market, we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, the construction or operating costs associated with any project, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our securities will be materially adversely affected.

If we are unable to obtain needed financing for Microgy’s projects, the value of our Microgy investment may be reduced significantly.

We do not have adequate funds on hand to complete construction of the projects we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for our projects. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any projects. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific projects and other factors, including assessment of our ability to successfully construct and manage each project. If we are unable to obtain the required financing, your investment in our securities will be materially adversely affected.

If Microgy is unable to obtain sufficient manure and substrate for its projects, such projects, and Microgy as a whole, will likely not be profitable.

The performance of Microgy’s projects is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of renewable natural gas. While Microgy has or is expected to have agreements relating to the supply of manure and substrate, these agreements may not cover all of Microgy’s requirements for such resources. Lack of manure or substrate or adverse changes in the nature or quality of such waste resources or the cost to supply them would seriously affect the ability of Microgy’s projects to produce gas at profitable levels and, consequently, its ability to develop and finance projects and to operate efficiently and generate income. As a result, its revenue and financial condition would be materially and negatively affected. We cannot assure you that the waste resources Microgy’s projects require will be available in the future for free or at prices that make them affordable or accessible to their projects.

Microgy is expected to derive a significant portion of its revenues from the sale of gas as a commodity; as a result, it will be exposed to risk relating to volatility in the commodity price of natural gas, which could have a material adverse impact on its profitability.

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s projects, particularly where the project does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. However, we cannot assure you that any such risk management strategies will be successful. As a result, any such project, and Microgy as a whole, may become unprofitable.

We have pledged all of our interest in our facilities in Texas as security for the loan relating to our tax-exempt bond financing in Texas.

We have invested, and expect to invest, substantial funds and resources in the development of four multi-digester, renewable natural gas facilities in Texas modeled on the Huckabay Ridge facility. We have pledged all of our interest in these facilities as collateral security for the loan to our subsidiary, Microgy Holdings, LLC, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. While the loan is not recourse to Environmental Power, we are required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on this loan, we would lose some or all of our investment in the Texas facilities, which would have a material adverse effect on our business, financial condition and results of operations.

Microgy faces competition for the resources necessary to operate its projects.

Microgy faces many forms of competition with respect to the resources required to operate its projects. Such competition includes other providers of pollution control, including environmental engineers, providers of pollution control systems, private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs. Furthermore, there are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. A number of competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States. Microgy may be forced to compete with any of these competitors for access to the supplies of manure and substrate required to operate its projects. In addition, Microgy may also have to compete for access to substances that make desirable substrates with other users of these substances, such as recyclers of waste grease and producers of biodiesel and other biofuels. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of Microgy’s projects. If Microgy cannot obtain and maintain these supplies, or cannot obtain or maintain them at reasonable costs, its profitability will be adversely affected.

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

Microgy’s projects are likely to be subject to numerous governmental regulations.

We expect that Microgy’s projects are likely to be subject to various government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of projects and could be costly and harm our financial condition.

As producers of carbon dioxide, Microgy’s projects may become subject to regulations or taxes based on carbon emissions.

Microgy’s projects produce and emit into the atmosphere significant quantities of carbon dioxide as a result of the anaerobic digestion process that they employ. While such projects capture a significantly greater amount of carbon, in the form of methane, than they produce in the form of carbon dioxide, Microgy’s projects may still be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose a cost on carbon emissions. If any such legislation, regulations or treaties were implemented, Microgy’s may be required to expend resources to capture the carbon dioxide it produces, pay a tax on its carbon emissions, purchase carbon emissions credits or take similar actions. Any of the foregoing could harm the profitability of Microgy’s projects.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of our Scrubgrass facility, most of which carries variable rate interest. The table appearing in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Liquidity and Capital Resources—Long-Term Liabilities and Commitments—Scrubgrass Debt Obligations” appearing in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, shows that over 90% of our debt obligations and lease obligations have variable interest rates. Therefore, significant increases in market interest rates will adversely affect our operating results since we are required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,301,760 increase in our lease expense.

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

Risks Relating to Both Microgy and Buzzard

Our operating results are difficult to predict in advance and may fluctuate significantly, which may result in a substantial decline in our stock price

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

Factors that are likely to cause our results to fluctuate include the following:

•	the amount and timing of our operating expenses and capital expenditures;

•	the success or failure of the projects currently underway;

•	our ability to specify, develop and complete projects, and to introduce and market the energy created by such projects and bring them to volume production in a timely manner;

•	the rate of adoption and acceptance of new industry standards in our target markets; and

•	other unforeseen activities or issues.

If our operating results fluctuate greatly, our business may be materially adversely affected and our stock price will likely decline.

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

Risks Relating to Our Capital Stock

We have numerous outstanding options and warrants which may adversely affect the price of our common stock.

As of September 30, 2006, we had outstanding options, both vested and unvested, and warrants to acquire up to approximately 3,824,440 shares of our common stock at prices ranging from $1.40 to $10.50 per share. For the term of such options and warrants, the holders thereof will have an opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. This may have an adverse effect on the price of our common stock and on the terms upon which we could obtain additional capital. It should be expected that the holders of such options and warrants would exercise them at a time when we would be able to obtain equity capital on terms more favorable then those provided by the options and warrants.

The issuance of preferred stock may adversely affect the price of our common stock, which could cause a reduction in the value of your investment.

We are authorized to issue up to 2,000,000 shares of preferred stock, of which 281,241 shares have been designed as series A 9% cumulative convertible preferred stock, referred to as the series A preferred, and which are currently issued and outstanding. The preferred stock not already designated and issued may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution without shareholder approval. While the terms of the series A preferred stock do not currently allow for the issuance of preferred stock having dividend and liquidation preferences greater than or senior to the series A preferred stock, any future issuances of preferred stock may enjoy dividend and liquidation preferences over our common stock, thereby diminishing the value of our common stock.

The sale of a substantial number of shares could cause the market price of our common stock to decline.

Our sale, or the resale by our stockholders, of shares of our common stock or securities convertible into shares of our common stock could cause the market price of our common stock to decline.

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of September 30, 2006, we had approximately 2,134,067 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144(k).

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our shareholders of up to 1,677,688 shares of our restricted common stock, of which 1,017,712 shares are currently issued and outstanding and 659,976 shares are subject to outstanding warrants that are currently exercisable at a price of $7.02 per share. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants. In addition, in connection with our sale of shares of our Series A preferred stock and common stock warrants on November 9, 2006, we are required to file, no later than November 29, 2006, a registration statement to permit the resale of up to 4,387,360 shares of common stock issuable upon conversion of such shares of Series A preferred stock and exercise of such warrants. The shares of Series A preferred stock are convertible at a conversion price of $5.271 per share, and the common stock warrants are exercisable at a price of $5.522 per share as to of the warrants, and $5.271 per share as to 168,745 of the warrants.

As of September 30, 2006, we had outstanding options to acquire up to approximately 3,260,772 shares of our common stock at prices ranging from $1.40 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 96,500 shares as of June 30, 2006, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Our management and directors will continue to exercise significant control over our management and affairs.

As of September 30, 2006, management and directors, including Richard E. Kessel, Joseph E. Cresci, Donald A. Livingston, Kamlesh R. Tejwani, Robert I. Weisberg, Jessie J. Knight, Jr., John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, John F. O’Neill and Dennis Haines, beneficially owned approximately 26.4% of our outstanding common stock. While there are no voting agreements among them, such persons, as a group, may be able to control the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock that you acquire upon conversion or exercise of the securities you purchase in this offering.

While our common stock is currently listed for trading on the American Stock Exchange, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from September 1, 2006 to September 30, 2006, our daily trading volume ranged from a low of 9,000 shares to a high of 94,400 shares, and averaged 41,185 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

The market price for our common stock may be volatile.

The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new projects and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. For example, for the six-month period from April 1, 2006 to September 30, 2006 the closing price of our common stock ranged from a low of $3.75 to a high of $8.98, and for the one-month period from September 1, 2006 to September 30, 2006 the closing price ranged from $3.75 to $5.03. In addition, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to the Company’s performance, investors in the Offering may be unable to resell their shares at a fair price and may lose all or part of their investment.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute your investment.

We have historically needed to raise capital to fund our operating losses. We may continue to incur operation losses into at least 2007. Although we recently completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our Series A preferred stock and common stock warrants, we will require and will continue to seek corporate and project financing to fund our ongoing operations and growth plans as well as and the cost of any development we may decide to pursue for our projects. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of Series A preferred stock issued in our November 2006 private placement has rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our Board of Directors, subject to certain limitations included in the terms of our Series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 21,400,000 shares of common stock, of which 9,738,312 have been issued and 601,924 have been reserved for issuance as of September 30, 2006. An additional 4,387,360 shares have been reserved for issuance in connection with the conversion of shares of our Series A preferred stock and exercise of the common stock warrants issued in our November 2006 private placement. We may also issue warrants to purchase up to 5% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our shareholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above our market price pursuant to certain American Stock Exchange requirements. Any such issuances could be at values below the price paid for our common stock by our shareholders.

Our outstanding Series A preferred stock has rights and preferences superior to that of our common stock, may impair our ability to raise additional financing, may harm our financial condition if we are required to redeem it and could have the effect of discouraging an acquisition or reducing the amount of proceeds available to common stockholders upon such an acquisition.

Our shares of Series A preferred stock have rights and preferences which are superior to those of our common stock, including:

•	an accruing dividend of 9% on the stated value of each outstanding share of Series A preferred stock, payable before the payment of any dividends on our common stock;

•	a preference upon liquidation, dissolution or winding up of Environmental Power equal to two times the stated value of each share of preferred stock, plus any accrued but unpaid dividends;

•	the right to consent to certain changes to our certificate of incorporation and bylaws, and certain other significant corporate actions; and

•	the right to a payment equal to 150% of the stated value of each outstanding share of Series A preferred stock upon certain change-in-control events.

Our Series A preferred stock may also have a material adverse effect on our financial condition and results of operations. We have agreed not to issue securities senior to or on a par with the series A preferred stock and to limit our ability to incur additional indebtedness while such preferred stock is outstanding, which could materially and adversely affect our ability to raise funds necessary to continue our business. In addition, the series A preferred stock provides for various triggering events, such as our common stock not being listed for trading on the American Stock Exchange, Nasdaq Global Market or New York Stock Exchange, the failure to deliver shares of our common stock upon conversion and specified change of control transactions. Several other triggering events are described in the certificate of designations, preferences and rights of the series A preferred stock. If one of these triggering events occurs, we may be required to redeem all or part of the outstanding shares of series A preferred stock at 120% of their stated value (150% in the case of certain change in control transactions), including payment of accrued dividends and penalties. Some of the triggering events include matters over which we may have some, little, or no control. Any such redemption could leave us with little or no working capital for our business. Furthermore, by virtue of their voting power and other rights and preferences, the outstanding series A preferred stock could have the effect of blocking or discouraging certain acquisitions of the company or reducing the proceeds available to common stockholders as a result of any such acquisitions.

We do not intend to pay cash dividends on our common stock.

We have not paid cash dividends on our common stock since 2001, and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on our Series A preferred stock. Because we do not anticipate paying cash dividends on our common stock, the return on investment on our common stock will depend solely on an increase, if any, in the market value of our common stock.

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

ENVIRONMENTAL POWER CORPORATION

November 14, 2006	/s/ John F. O’Neill
John F. O’Neill Chief Financial Officer and Treasurer (principal financial and accounting officer and authorized officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393))

10.1	Employment Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.2	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.3	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.4	Indemnification Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.5	Consulting Agreement, dated July 17, 2006, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.6	Consulting Agreement, dated July 17, 2006, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.7	Transition Agreement, dated July 17, 2006, between the Registrant and Kamlesh R. Tejwani (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)

10.8*	Substrate Supply and Cooperation Agreement, dated July 13, 2006, between Microgy, Inc. and Liquid Environmental Solutions Corp., together with Amendment No. 1 thereto dated November 3, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.

*	Confidential treatment requested as to certain portions.