Form 10-K
period 2006-12-31
ENVIRONMENTAL POWER CORP
filed 2007-03-30
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $55 million based on $6.55, the price at which the registrant’s common stock was last sold on that date.

As of February 28, 2007, the registrant had 9,652,025 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the registrant’s 2007 annual meeting of stockholders currently expected to be held on June 12, 2007, which are expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K

Item 1.	Business

Company Overview

We are a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Today, we have two operating subsidiaries, Microgy, Inc., referred to as Microgy, which, together with its affiliates, constructs, owns and operates facilities that utilize animal and food industry wastes to produce biogas and pipeline-grade methane, and Buzzard Power Corporation, referred to as Buzzard, which owns a leasehold interest in an approximately 83 megawatt waste coal electrical generation facility, referred to as Scrubgrass.

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

Microgy continues to focus on its strategy of developing large-scale facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate the facility, either on its own or with one or more financial or operational partners, and profit from the ongoing sale of pipeline-grade methane or biogas produced by the facility. In this way, we intend to accumulate gas production reserves over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

Having validated the single-tank core module of its system in three currently operating installations in Wisconsin, Microgy is concentrating on an ownership model of system development, and is principally focused on developing single-site multi-digester gas pipeline projects and on smaller-scale installations for customers with multiple-site potential, in each case based on Microgy’s proven single-tank core module. Microgy’s development efforts are focused on applications of its technology that are readily scalable and resource efficient and where it can reap economies of scale, such as large-scale, single-site installations and on smaller installations as part of a multi-site roll-out for a single customer.

Microgy, together with its affiliate, Microgy Holdings, LLC, a wholly owned subsidiary of Environmental Power, referred to as Microgy Holdings, is currently developing its first four multi-digester facilities for the production of pipeline-grade methane in Texas. Each of these facilities is expect to consist of eight 916,000-gallon digesters which, when operating together, will be sufficient to process the manure from up to 10,000 cows and is expected to produce an aggregate of over one billion cubic feet of biogas per year with an energy content of approximately 650,000 MMBTU, resulting in salable RNG™ production of over 591,000 MMBTU per year. The gas is to be treated and compressed to produce pipeline-grade methane that will be sold as a commodity and delivered directly into nearby natural gas pipelines. We refer to this pipeline-grade methane as renewable natural gas, or RNG™, because it comes from sources, manure and food industry wastes, which are continually being replenished, unlike a well, which taps a finite natural gas field and depletes over time. Microgy is nearing completion of construction and commencement of commercial operations at the first of these facilities in Stephenville, Texas, known as the Huckabay Ridge facility. Microgy Holdings has entered into an agreement to sell the first eighteen months of the Huckabay Ridge facility’s output to the Lower Colorado River Authority.

Microgy has also executed agreements for the location and supply of manure to four multi-digester RNG™ facilities in California. These facilities are expected to supply gas to Pacific Gas & Electric Company, referred to as PG&E, pursuant to the terms of a gas purchase and sale agreement between PG&E and Microgy. This long-term agreement commits PG&E to purchase up to 8,000 mcf of RNG™ daily from Microgy, which is approximately equivalent to the expected output of the planned facilities.

In addition, Microgy has signed agreements for two smaller-scale multi-digester installations. The first of these agreements is with Gallo Cattle Company, referred to as Gallo, pursuant to which Microgy will lease a site from Gallo and construct, own and operate a multi-digester facility to be located at Gallo’s Columbard dairy, one of five diaries owned and operated by Gallo, in Atwater, California. Gallo will purchase the biogas produced by this facility for use as a substitute for propane in its cheese-making operations pursuant to the terms of a 20-year gas purchase agreement. The Gallo-Columbard project is an example of a smaller-scale, multi-digester installation for the direct sale of biogas to an on-site customer with multiple-location potential. Microgy is nearing completion of the permitting process with respect to this facility. Microgy has also entered into binding agreements with Swift & Company, referred to as Swift, relating to a multi-digester renewable gas facility to be located at Swift’s flagship Grand Island, Nebraska beef processing plant. Under the terms of the agreements, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two, 1.2 million gallon digesters that will consume wastes generated by the Grand Island processing facility and which will be able to produce up to 250,000 MMBTU per year. Engineering and permitting activities for this facility have begun, with construction expected to commence upon the completion of the permitting process, subject to adequate financing. In addition to this facility, Microgy and Swift will work closely together to identify, evaluate and develop project opportunities at Swift’s other North American beef and pork processing facilities.

In October 2006, Environmental Power and Microgy entered into a business development agreement with Cargill, Incorporated. We expect to leverage the relationship forged by the execution of this agreement to accelerate our identification and development of both facilities for the production of RNG™ as well as smaller-scale, multi-digester facilities dedicated to a single customer. Our agreement with Cargill is described in more detail under the heading “Business—Facility and Business Development Efforts—Business Development Agreement with Cargill” appearing below.

In addition, Microgy has completed construction on and is operating three facilities of this type in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility. The biogas from these projects is used to generate electricity that is interconnected to Dairyland’s power grid.

We believe that a number of factors, including high energy prices in the long term, increasing desire for renewable energy sources and more stringent environmental and waste management requirements, will continue to provide a favorable market environment for our business.

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

Gas

Although natural gas prices have fluctuated significantly over the last year, over the past several years natural gas prices have risen substantially due to considerable increases in demand for gas both domestically and overseas. In the United States, this increase has been due principally to the fuel needs of the power plants that have been built in the past decade, as well as relatively limited increases in natural gas delivery capabilities. In addition, developing countries, including China and India, are becoming large consumers of energy, placing further pressure on prices for fossil fuels. Microgy’s systems produce commercial quantities of biogas with a high percentage of methane, which is then refined to RNG™ by processing it with scrubbing devices to remove carbon dioxide, sulfur compounds and other impurities. Microgy’s systems for the production of RNG™, unlike natural gas wells, do not suffer depletion and are consistent sources of output so long as required waste materials are available.

Renewable Energy

We believe that market and political forces will continue to drive increased adoption of renewal energy sources, principally due to increasing concerns about the price, volatility, supply stability and environmental impact of conventional fuels. The demand for energy produced from renewable resources may provide our facilities with a variety of benefits, including federal and state renewable power production and investment credits, tax credits and carbon sequestration credits, as well as a competitive advantage as compared to conventional sources of supply. For example, currently approximately 22 states, including Texas, have enacted a renewable portfolio standard or other state mandates requiring electric utilities to increase their use of renewable energy resources such as wind, solar, and bioenergy. We believe that the directives embodied in the Energy Policy Act of 2005, signed in August 2005, and the accompanying tax credits and related benefits should serve to further drive adoption of renewable energy solutions like Microgy’s. The law provides a number of incentives designed to spur development of renewable energy facilities, including, for example, accelerated depreciation provisions for gas gathering facilities. We believe that Microgy’s facilities may qualify for some or all of these tax credits and other benefits, either directly or by attracting customers who can benefit from tax credits associated with utilizing renewable energy sources. Furthermore, we believe that the carbon sequestration credits Microgy’s facilities are expected to produce will be marketable and will further enhance the potential profitability of its facilities. We have sold approximately 12,000 tons of carbon credits in 2006.

Microgy’s Strategy

Our objective is to become a leader in the renewable energy sector via the production and marketing of pipeline-grade gas and biogas and in the development of pipeline gas production capacity and biogas resources, which will constitute our gas reserves under our control. Key elements of our strategy include:

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

Capitalizing on the environmental attributes, as well as the renewable nature of the energy, generated by our facilities. We believe that the environmental attributes, such as carbon sequestration credits, generated by our facilities represent a potentially significant source of revenue, and we intend to pursue commercialization of these attributes, through sales into trading markets as well as bi-lateral and revenue sharing arrangements. In addition, we believe that the renewable nature of the gas produced by our facilities will be attractive to certain purchasers, including entities required to achieve renewable portfolio standards, and may fetch premium prices in some cases. We intend to aggressively market the renewable quality of our gas to these purchasers.

Focusing development efforts on markets allowing for rapid and cost-effective scale-up of our business. We intend to focus on markets that allow scalability and resource-efficiency. We believe that by doing so we can better leverage our superior technology, process knowledge and market position to take advantage of the rapidly growing demand for renewable energy. We intend to focus on developing large-scale single-site installations for the production of pipeline-grade gas and also on developing smaller system configurations for multi-site installations for single customers, in either case for the sale of gas via interconnection with a natural gas pipeline or for direct sale to an on-site customer. We believe that such a strategy will significantly streamline the development process, and allow us to reap significant economies of scale in the design, procurement, construction and operation of our systems.

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

In pursuit of this strategy, we are focusing in the short-term on the completion and start up of our Texas facilities to prove the viability of our large-scale, multi-digester model.

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

Microgy’s Products

With respect to current and future projects such as our multi-digester RNG™ facilities in Texas and California, as well as our smaller-scale, multi-digester dedicated facilities, such as those being developed for Gallo and Swift, Microgy seeks to own and operate all or part of each facility, thereby profiting from the sale of the gas produced, whether by the sale of gas as a commodity or to end-users pursuant to longer-term supply agreements. Therefore, we expect our principal commercial product to be the RNG™ or biogas produced by our facilities, together with tradable environmental attributes, such as carbon sequestration credits. In addition, other by-products of the operation of these facilities may have commercial value as compost, fertilizer and animal bedding.

Microgy’s Technology

At the heart of the Microgy system is an enhanced biogas production system. Whereas previous systems had principally focused on the environmental remediation aspects of digestion and produced biogas as a by-product, the Microgy system is designed specifically to maximize biogas production. Methane is the main product of the process, making up approximately 65% of the resulting biogas. Other by-products of the process can include fertilizers, bedding, compost and other bio-solid products that have economic value and are often marketable.

Microgy’s proprietary process mixes animal manure with additional substrates, such as food industry wastes containing fats, proteins and carbohydrates. The manure provides the anaerobic bacteria that are the engine of the biogas production process, while also serving as a buffer that assists in maintaining the reaction at proper levels. The addition of substrate significantly increases gas production. Producing the proper recipe of materials, ensuring a consistent supply of these materials and carefully managing the conditions within the tank results in enhanced biogas production. Microgy’s system can be easily coupled to standard, generally commercially available gas conditioning equipment in order to clean the biogas to produce RNG™.

Microgy’s system utilizes sophisticated equipment and control systems. This allows us to optimize the recipe for digestion in each tank, maintain precise temperature control and carefully adjust the mixing rate. In addition, the Microgy system is composed of steel tanks and piping, which are durable and nonporous, allowing for calibration of the process within a controlled environment and appropriate management of ongoing gas production and equipment operations. Furthermore, the high level of gas output and its high methane content allows for application of other technologies, such as those used for gas conditioning. Coupled with the technical advantages of the system is a suite of proprietary processes and “know how” to achieve the highest levels of biogas production, resulting in the lowest output costs per unit of input of any anaerobic digestion system known to Microgy.

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

On May 12, 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee, included in the cost of the facility, that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. We believe that our relationship with DBT is good. Microgy is in close contact with DBT personnel on a regular basis regarding the design, construction and operation of our digesters.

Facility and Business Development Efforts

Current Facilities Under Development

The following table sets forth the various facilities under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	RNG Production(a)
Huckabay Ridge	TX	RNG	650,000
Mission	TX	RNG	650,000
Rio Leche	TX	RNG	650,000
Cnossen	TX	RNG	650,000
Maddox	CA	RNG	325,000
Bar 20	CA	RNG	650,000
Gallo-RNG	CA	RNG	650,000
Hollandia/Lancing/Cloverdale	CA	RNG	975,000
Gallo-Columbard	CA	Inside-the-Fence	125,000
Swift-Grand Island	NE	Inside-the-Fence	250,000

Total			5,575,000

(a)	Expected gas production in MMBtu / year at full operation.

Of the foregoing facilities, Huckabay Ridge is in the commissioning stage, and the balance of the projects are in various stages of development or permitting.

Business Development Agreement with Cargill

In October 2006, Environmental Power and Microgy entered into a Business Development Agreement, referred to as the BDA, with Cargill, Incorporated, acting through its Emerging Business Accelerator Unit, referred to as Cargill. Pursuant to the terms of the BDA, Cargill has agreed to use its reasonable efforts to identify potential anaerobic digester projects for development by Environmental Power and Microgy within Cargill’s network of customers, farmers and strategic business partners in North America. Cargill and Microgy will work jointly to identify specific targeted markets for developing such projects within the Cargill network, and Cargill will identify project candidates based upon agreed project guidelines. Environmental Power and Microgy will consider each project candidate and select those candidates they want Cargill to pursue further on their behalf. Cargill will then negotiate with such project candidates with the goal of obtaining a binding agreement whereby such project candidates commit to give Microgy the option to implement an anaerobic digester project. Once a project commitment has been signed, Cargill will present it to Environmental Power and Microgy for their review and consideration. Environmental Power and Microgy will then proceed with the negotiation of mutually acceptable leases and other project agreements with the project candidates in which they are interested.

In consideration of Cargill’s services under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date.

As further consideration for Cargill’s services under the BDA, for a three-year period beginning with the first date of issuance of a greenhouse gas reduction certificate issued to, owned or controlled by Environmental Power or Microgy derived from an anaerobic digester project subject to a project commitment, referred to as an eligible certificate, Environmental Power and Microgy will convey to Cargill or its designee ownership of 25% of all such eligible certificates, after giving effect to any share of such certificates owed to a project candidate pursuant to the terms of any lease or other project agreement with such project candidate. During such three-year period, Cargill will also have the first right to bid on any other proposed sale or conveyance of any eligible certificates. In addition, with respect to each AD Project subject to a project commitment which generates revenue to Environmental Power or Microgy from the sale of gas, electricity or other by-products (but not including sales of greenhouse gas reduction certificates), Environmental Power or Microgy will be obligated to pay to Cargill, within 30 days of receipt of such revenues, 2% of such revenues for a five-year period beginning on the date on which any such revenue is first received. Finally, during a three-year period following the date of first generation of gas or electricity by an anaerobic digestion project subject to a project commitment, Cargill will have the first right to bid on the proposed sale or conveyance of all such gas or electricity.

The BDA will terminate upon the earliest of the following events:

•	the third anniversary of the date of the BDA;

•	the delivery by Cargill of project commitments signed by project candidates covering 50,000 cow equivalents;

•

termination by a party if a court shall have entered a final, non-appealable order, decree, ruling or other action restraining, enjoining or otherwise prohibiting the transactions contemplated by the BDA;

•	termination by a party if the other party is in material breach or default, which breach or default is not cured within 30 days after the date of notice thereof;

•

termination by a party if the other party becomes insolvent or unable to pay its debts when due, has a trustee or receiver appointed for any or all of its assets, makes an assignment for the benefit of creditors or has a bankruptcy petition filed by or against it which is not dismissed within 90 days;

•	termination by a party if the other party ceases, or threatens to cease, to carry on business; or

•	termination by a party for any reason upon 30 days’ written notice to the other party.

Upon any termination of the BDA, the BDA will become void, and the parties will have no liability or obligation thereunder, except for liabilities resulting from breach of the BDA on or prior to the date of termination, and except that Cargill will be entitled to any consideration described above for all AD Projects subject to a Project Commitment entered into prior to the date of termination. Notwithstanding any termination of the BDA, during the term of the BDA and for a period of two years after the date of termination, the Environmental Power and Microgy will not solicit or negotiate with any person who had entered into negotiations with Cargill or its affiliates with respect to an anaerobic digestion project but with whom no project commitment has been concluded, without the prior written consent of Cargill or Cargill’s participation.

Pursuant to the terms of the BDA, Environmental Power and Microgy have agreed not to enter into a similar business development agreement with certain prohibited parties identified by Cargill from time to time, provided that there cannot be any more than seven prohibited parties at any given time, and except for any such parties with which we had discussions prior to their being identified by Cargill as prohibited parties.

Customers and Suppliers

Customers

Microgy intends to sell the gas generated by its facilities in the spot market as a commodity or pursuant to longer-term purchase and sale commitments. With respect to Microgy’s large-scale, multi-digester RNG™ facilities, Microgy anticipates selling the gas produced by these facilities either directly into local pipelines as a commodity, or to single customers pursuant to longer-term purchase and sale commitments at fixed or predictable prices. For example, Microgy Holdings has entered into an agreement with the Lower Colorado River Authority to purchase all of the gas produced by the Huckabay Ridge facility over an 18-month period. In addition, Microgy has entered into a long-term agreement with PG&E to purchase an amount of gas equal to the anticipated daily output of its currently planned facilities in California.

Microgy’s smaller-scale multi-digester facilities will be developed to supply the gas needs of a single customer on-site, such as Gallo or Swift, pursuant to a long-term purchase and sale agreement, though Microgy expects to have the right to market excess gas not used by these customers.

In 2006, about $825,000 of Microgy’s revenues, or 37% of total revenues, was related to one customer, Dairyland Power Cooperative.

Suppliers

Microgy and its affiliates generally obtain the construction materials and equipment necessary to construct and operate their facilities from commercial sources pursuant to purchase orders and similar arrangements. Microgy believes these materials and equipment to be generally commercially available. Microgy and its affiliates generally enter into manure handling agreements with the farms on which their facilities are located for the supply of manure for the operation of such facilities, or arrangements for the operation by third parties of manure composting operations on land owned by Microgy affiliates. Microgy generally seeks to locate its large-scale multi-digester facilities in areas with a high concentration of cow manure from diverse sources. Substrate for a facility can be obtained from a variety of sources, either on an opportunistic basis, pursuant to informal supply relationships, or from the operations of the consumer of the gas, in the case of the smaller-scale, single customer installations.

In July 2006, Microgy entered into a substrate supply and cooperation agreement with Liquid Environmental Solutions Corp., or LESC. LESC is one of the largest companies in the United States specializing exclusively in the collection, treatment and disposal of non-hazardous liquid waste streams, including grease trap waste generated by the food service industry. This grease trap waste represents an excellent source of substrate for use in Microgy’s projects. Pursuant to the terms of this agreement, LESC has agreed to supply, and Microgy has agreed to accept, 100% of the substrate requirements for the Huckabay Ridge, Mission and Rio Leche facilities in Texas, in each case pursuant to substrate supply plans to be agreed to by LESC and Microgy. With respect to the Cnossen facility in Texas and other future facilities, LESC has a right of first offer to supply up to 100% of the substrate requirements of each such facility. Microgy is required to give LESC at least nine months’ notice of its intention to construct a new facility. Within two months thereafter, LESC must submit to Microgy a substrate supply plan for such proposed facility reasonably acceptable to Microgy. Such substrate supply plan may provide for the supply of up to 100% of the requirements of the proposed facility. If the plan provides for the supply of less than 100% of such facility’s requirements, Microgy may obtain substrate from other sources up to the amount of such shortfall. This agreement has a term of 10 years, with automatic five-year renewal terms unless either party gives 12 months’ prior notice of its intention not to renew, but remains in effect for a term of 20 years with respect to any facility that LESC has agreed to supply. The agreement may be terminated by either party in the event the other party materially breaches this agreement and such breach remains uncured for a period of 30 days following written notice of such breach by the non-breaching party (or, if the nature of the breach means that it is not reasonably curable within 30 days, because the breaching party has not commenced curative activities), provided however, that if any such breach relates only to a particular facility, then the agreement may be terminated only with respect to such facility. The right to terminate the agreement for breach is in addition to any other rights or remedies the terminating party may have at law or in equity. Microgy has assigned its rights and obligations under this agreement to each of the special purpose entities formed to own the Texas facilities as subsidiaries of Microgy Holdings, to the extent applicable to the facility owned by such entity.

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

ENTITY	RELATIONSHIP
• Environmental Power Corporation	• Parent of EPC Corporation
• EPC Corporation	• Current owner of Buzzard Power Corporation
• Buzzard Power Corporation	• Holds the lease rights to the Scrubgrass Plant and all principal project agreements
• Scrubgrass Generating Company, L.P.	• Owner and lessor of the Scrubgrass Plant
• U.S Operating Services Company	• Operator of the Scrubgrass Plant
• Power Services Company	• Manages business activities of the Scrubgrass Plant
• Pennsylvania Electric Company, or PENELEC	• Purchases energy from the Scrubgrass Plant
• Falcon Power Corporation (“Falcon”)	• General and Limited Partner of Lessor
• Scrubgrass Power Corporation (“SPC”)	• General Partner of Lessor
• Cogentrix/Scrubgrass, Inc.	• General Partner of Lessor
• Aspen Scrubgrass Participant, LLC	• Limited Partner of Lessor

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

We have pledged Buzzard’s common stock to the Scrubgrass Generating Company, referred to as SGC, as security for Buzzard’s performance of its obligations as lessee.

Our wholly owned subsidiary, EPC Corporation, holds our investment in Buzzard as its sole asset. In September 2003, EPC Corporation obtained a $3,700,000 loan from an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight. This debt is secured by the stock of EPC Corporation. This loan incurs a 20% interest rate. All distributions from Buzzard are required to be used to repay this note. As an incentive fee for providing this note, EPC Corporation also granted to ArcLight a participation right in a portion of the future distributions of Buzzard after the note has been repaid. ArcLight will receive half of the distributions after the note has been repaid in full and after EPC Corporation alone receives a total of $1,400,000 of distributions. This participation right will end on December 31, 2012. EPC Corporation is required to make payments only when it receives distributions. Any unpaid interest by the 15th of any month will be accrued and rolled into the principal. Nevertheless, EPC Corporation is required to make at least one payment of any amount within a 24-month period. As of the date of this filing, it has satisfied this requirement for the next 8 months.

SGC has projected that Buzzard may have a shortfall in revenues available to make certain rental payments which become due commencing in June 2006. Buzzard, SGC and Aspen Scrubgrass Participant, an owner of the Scrubgrass facility and an affiliate of ArcLight, have begun exploratory discussions regarding mutually acceptable options. Possible options include the restructuring of the lease agreement relating to the Scrubgrass facility and other agreements to which Buzzard is party. In the meantime, Buzzard and SGC have entered into a forbearance agreement which runs through July 1, 2007. Should these projections prove accurate, and if Buzzard is not able to reach an agreement with the relevant parties on a restructuring of the Scrubgrass lease, the missed payments would constitute an event of default by Buzzard under the lease which could result in a termination of the lease, unless the missed payments are otherwise cured or excused.

Discussions among Buzzard, SGC and Aspen are ongoing. We have reviewed SGC’s projections and have made suggestions to the ownership that we believe would obviate the projected shortfall (and hence avoid a default). Our discussions have been productive and although we have not identified a firm strategy for going forward, we do believe, based on the cooperation among all parties, that a mutually acceptable outcome to all parties can and will be reached.

U.S. Operating Services Company operates the Facility pursuant to a 15-year operating and maintenance agreement. Under the terms of this agreement, U.S. Operating Services can incur a liability not to exceed its management fee if it does not achieve certain targeted output performance levels.

Buzzard sells all of the electric output of the Scrubgrass facility to Pennsylvania Electric Company, known as Penelec, a subsidiary of FirstEnergy Group, under a 25-year power sales agreement, which commenced in June 1993. Accordingly, Penelec is Buzzard’s only customer, and accounted for all of its revenues in 2006. Under this contract, except for amounts sold above certain hourly and annual limits, all power was sold at fixed rates that initially averaged $.0468 per kilowatt hour and escalated by 5% annually through 2004. For years 2005 through 2012, the agreement provides for a rate equal to the greater of a scheduled rate, as adjusted to reflect actual inflation during the contract term compared to the prior 5% annual adjustment, or a rate based on the PJM Billing Rate.

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

The debt obligations for Scrubgrass Generating Company and Buzzard are described below:

Description of the Obligation	Balance at December 31, 2006	Balance at December 31, 2005	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	120,232,000	130,176,000	Quoted Bond Rates

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	4,154,000	—	LIBOR + 1.250%

TOTAL	124,386,00	130,176,000

Scrubgrass Generating Company or Buzzard pays interest on these obligations at either quoted rates for tax-exempt debt, rates fixed by swap agreements for taxable debt, or rates for taxable debt, which are based on the London Interbank Offering Rate, or LIBOR. On December 22, 1995, Scrubgrass Generating Company entered into an interest rate swap arrangement that fixed the LIBOR component for the life of its swap rate term loan at 6.4225%. As a result, the interest rate for the swap rate term loan was fixed at 7.5475% through 2001 and at 7.6725% for its remaining term. This swap rate term loan and the other lease obligations of Buzzard are not debt obligations of Buzzard and are not recorded on our balance sheets.

Under the terms of the loan agreements, Buzzard is subject to various customary financial and operating covenants, with the most critical being debt service coverage. It is required to maintain a 1.20 coverage ratio defined as all cash from revenues minus all operating expenses divided by principal and interest payments. As of December 31, 2006 and 2005, Buzzard was in compliance with all such covenants.

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

Competition

Microgy

Microgy plans to generate revenue from the development and ownership of facilities that market renewable, “green” energy in addition to providing pollution control features to the agricultural and food industry markets. Microgy’s “green” competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy for sale of marketable renewable energy credits and participation in various renewable portfolios and other programs.

Microgy also faces many forms of competition with respect to the resources required to operate its facilities. Such competition includes other providers of pollution control, including environmental engineers, providers of pollution control systems, private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs. Furthermore, there are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. A number of competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States. Microgy may be forced to compete with any of these competitors for access to equipment, construction supplies, skilled labor for the construction and operation of its facilities and the supplies of manure and substrate required to operate its facilities. In addition, Microgy may also have to compete for access to substances that make desirable substrates with other users of these substances, such as recyclers of waste grease and producers of biodiesel and other biofuels. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of Microgy’s facilities. If Microgy cannot obtain and maintain these supplies, or cannot obtain or maintain them at reasonable costs, its profitability will be adversely affected.

Buzzard

Buzzard generates electricity using waste coal, an alternative energy source. Buzzard sells all of its electricity at rates established under a long-term power purchase agreement. With the exception of the risk that Penelec would seek and achieve judicial determination that it has a right to renegotiate the terms of the power purchase agreement, the sale of power from the facility is not subject to competition during the term of the power purchase agreement. However, because contracted rates in the later years of the agreement are determined with reference to the Gross National Product Deflator, or GNPD, and future market conditions at the PJM western hub, the rate at which such power is sold is influenced by competitive power rates in the region. Therefore, low wholesale energy rates during the later years of the power purchase agreement would adversely affect Buzzard’s profitability and could affect Buzzard’s results of operations and financial position.

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

In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. We also have and will have significant administrative responsibilities to monitor our compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with all new applicable requirements could require modifications to operating facilities. During periods of non-compliance, our operating facilities may be forced to shut down until the compliance issues are resolved. We are responsible for ensuring the compliance of our facilities with all the applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The cost of environmental regulation does and will continue to affect our profitability.

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

In recent years, the Pennsylvania Department of Environmental Protection, or PA DEP, established regulations that required reductions in NOx emissions. To administer these regulations, the PA DEP began allocating NOx allowances, referred to as NOx Credits, to certain facilities. A market-based trading system was established to allow companies with excess NOx Credits to trade with companies that required additional NOx Credits to meet the stricter requirements. The Scrubgrass plant, as a result of the efficiency of its original design and recent upgrades, meets the strictest emissions requirements. As a result, Buzzard has been able to benefit from the sale of NOx Credits. To date, Buzzard has sold credits through 2007 in anticipation of meeting the air quality standards for sulfur dioxide, nitrogen oxides, particulate matter, carbon monoxide and lead during this period.

The Scrubgrass plant must also comply with various environmental regulations pertaining to water discharge as well as the handling and disposal of hazardous and non-hazardous wastes. Currently, the Scrubgrass plant employs special handling procedures for the transportation of its fuel, which is classified as a waste, from the waste sites to the Scrubgrass plant. Ash, which is a byproduct of the waste-coal combustion process, is removed from the Scrubgrass facility and returned to the original waste site, which is reclaimed in part by deposit of the ash along with the soil. Under existing regulations, ash is not classified as a hazardous waste. However, various environmental organizations have recently been lobbying for changes to the applicable regulations for the classification of ash. If there are changes to the waste classification of ash, ash disposal costs may significantly increase, which could have material adverse affect on Buzzard’s results of operations and financial position.

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

Employees

As of December 31, 2006, we had 47 employees, including executive officers and other marketing, finance, engineering and administrative personnel. None of our employees are represented by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Microgy was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. However, none of the facilities to be owned by Microgy has yet been completed. Although Microgy has developed and is operating three single digester facilities in Wisconsin, Microgy has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. Because of this limited experience, Microgy may never be profitable.

Microgy has experienced losses to date, and we anticipate it will continue to experience losses into at least 2008.

Microgy has a history of losses. For the twelve months ended December 31, 2006, we incurred a net loss of $6.8 million. For the years ended December 31, 2005 and 2004, we incurred net losses of $11.4 million and $4.0 million, respectively. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower stock price.

Microgy cannot predict when any facility will be completed, what Microgy’s costs will be or, consequently, whether Microgy or any facility developed by Microgy will be profitable.

Development of Microgy’s facilities is an inherently risky activity, subject to significant uncertainties and a lengthy development cycle. Uncertainties and risks include those relating to costs and availability of supplies and labor, fluctuations in the prices available for the sale of facility output and timing of completion of construction. Furthermore, obtaining the large number of agreements, permits and approvals necessary to develop, install, operate and manage any of Microgy’s facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Microgy is required to enter into or obtain some or all of the following in connection with the development of its facilities:

•	Site agreements;

•	Supply contracts;

•	Design/build or other construction-related agreements;

•	Off-take agreements for gas produced;

•	Power sales contracts;

•	Various co-product sales agreements;

•	Waste disposal agreements;

•	Licenses;

•	Environmental and other permits;

•	Local government approvals; and

•	Financing commitments required for the successful completion of facilities under consideration.

Microgy’s failure to accomplish any of these objectives could materially increase the cost, or prevent the successful completion of, development or operation of facilities and incur the loss of any investment made. Many of these objectives are dependent upon decisions by third parties. Delays in such parties’ decision-making process are outside of our control and may have a negative impact on our development costs, cost of operations, receipt of revenue and sales projections. We expect that, in some cases, it may take a year or more to obtain decisions on permits and approvals and to negotiate and close these complex agreements. Such delays could harm our operating results and financial condition.

As a result of the foregoing uncertainties we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, the construction or operating costs associated with any facility, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our securities will be materially adversely affected.

If we are unable to obtain needed financing for Microgy’s facilities, the value of our Microgy investment may be reduced significantly.

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2008, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including assessment of our ability to construct and manage each facility successfully. If we are unable to obtain the required financing, your investment in our securities will be materially adversely affected.

If Microgy is unable to obtain sufficient manure and substrate for its facilities at an acceptable cost, such facilities, and Microgy as a whole, will likely not be profitable.

The performance of Microgy’s facilities is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of renewable natural gas. While Microgy has or is expected to have agreements relating to the supply of manure and substrate, these agreements may not cover all of Microgy’s requirements for such resources. Lack of manure or substrate or adverse changes in the nature or quality of such waste resources or the cost to supply them would seriously affect the ability of Microgy’s facilities to produce gas at profitable levels and, consequently, its ability to develop and finance facilities and to operate efficiently and generate income. As a result, its revenue and financial condition would be materially and negatively affected. We cannot assure you that the waste resources Microgy’s facilities require will be available in the future for free or at prices that make them affordable or accessible.

Microgy is expected to derive a significant portion of its revenues from the sale of gas as a commodity; as a result, it will be exposed to risk relating to volatility in the commodity price of natural gas, which could have a material adverse impact on its profitability.

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, with recent significant price declines, and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. Furthermore, Microgy Holdings is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. However, we cannot assure you that any such risk management vehicles will be available or successful. As a result, any such facility, and Microgy as a whole, may become unprofitable.

We expect Microgy to derive substantial revenues from sales of carbon sequestration credits and other environmental attributes, but the market for such attributes is nascent and may not develop in a manner that allows Microgy to profit from the sales of such credits to the level projected, or at all.

The multiple digester facilities that we plan to implement through Microgy Holdings and our other subsidiaries are expected to produce carbon sequestration credits and other marketable environmental attributes. While there exist trading markets for these attributes, and additional trading markets or other commercial avenues may develop, the existing trading markets are new and experience thin trading and price volatility, which can hinder sales of credits and make their value unpredictable. Furthermore, much of the participation in these markets is voluntary, in response to social and environmental ethical concerns, as opposed to being driven by regulatory requirements. While many states are pursuing carbon emissions limits and related initiatives that may spur greater development of and participation in these markets, we are unable to determine the effect of these initiatives on these markets. We cannot assure you that these trading markets will develop further, or even that they will continue to exist. In addition, many of our agreements with our business partners and investors require us to share such credits or any revenues we derive from sales of such credits, and agreements we negotiate in the future may also include such requirements. As a result of the foregoing, we may recognize significantly smaller revenues than we anticipate from the sale of carbon sequestration credits or other environmental attributes.

We have pledged all of our interest in our facilities in Texas as security for the loan relating to Microgy Holdings’ tax-exempt bond financing in Texas.

We have invested, and expect to invest, substantial funds and resources in the development of four multi-digester, renewable natural gas facilities in Texas modeled on the facility located in Stephenville, Texas, commonly known as the Huckabay Ridge facility. We have pledged all of our interest in these facilities as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. While the loan is not recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on this loan, we would lose some or all of our investment in the Texas facilities, which would have a material adverse effect on our business, financial condition and results of operations.

Microgy faces competition in the renewable energy market as well as for the resources necessary to operate its facilities.

Microgy plans to generate revenue from the development and ownership of facilities that market renewable, “green” energy in addition to providing pollution control features to the agricultural and food industry markets. Microgy’s “green” competitors include other energy producers using biomass combustion, biomass anaerobic digestion, geothermal, solar, wind, new hydro and other renewable sources. These companies represent a significant class of competitors because they will compete with Microgy for sale of marketable renewable energy credits and participation in various renewable portfolios and other programs.

Microgy also faces many forms of competition with respect to the resources required to operate its facilities. Such competition includes other providers of pollution control, including environmental engineers, providers of pollution control systems, private companies, public companies, associations, cooperatives, government programs, such as AgStar, foreign companies, and educational pilot programs. Furthermore, there are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. A number of competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States. Microgy may be forced to compete with any of these competitors for access to equipment, construction supplies, skilled labor for the construction and operation of its facilities and the supplies of manure and substrate required to operate its facilities. In addition, Microgy may also have to compete for access to substances that make desirable substrates with other users of these substances, such as recyclers of waste grease and producers of biodiesel and other biofuels. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of Microgy’s facilities. If Microgy cannot obtain and maintain these supplies, or cannot obtain or maintain them at reasonable costs, the profitability of Microgy’s business will be adversely affected.

Microgy is a small company, and the entrance of large companies into the alternative fuels and renewable energy business will likely harm its business.

Competition in the traditional energy business from electric utilities and other energy companies is well established, with many substantial entities having multi-billion dollar, multi-national operations. Competition in the alternative fuels and renewable energy business is expanding with the growth of the industry and the advent of many new technologies. Larger companies, due to their better capitalization, will be better positioned than Microgy to develop new technologies and to install existing or more advanced renewable energy facilities, which could harm Microgy’s business.

Because the market for renewable energy is unproven, it is possible that we may expend large sums of money to bring Microgy’s offerings to market and that the revenue that Microgy derives from these offerings may be insufficient to fund our operations.

Microgy’s business approach to the renewable energy may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether the gas produced by facilities based on Microgy’s technology will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if Microgy’s technologies and business approach to Microgy’s markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

Because we have not filed patents to protect Microgy’s intellectual property, we might not be able to prevent others from using Microgy’s technology; conversely, others who have filed for patent or other protection might be able to prevent Microgy from using its technology.

Neither Microgy nor, we believe, Microgy’s licensor has filed any patent applications on the intellectual property which forms the basis of Microgy’s technology. Should Microgy or its licensor decide to file patent applications, we cannot assure you that any patent applications relating to Microgy’s existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to Microgy, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we cannot assure you that others have not developed, or will not develop, similar technologies that will compete with Microgy’s without infringing upon Microgy’s intellectual property rights or those of its licensor.

Third parties, including potential competitors, may already have filed patent applications relating to the subject matter of Microgy’s current or future technology. In the event that any such patents are issued to such parties, such patents may preclude Microgy or its licensor from obtaining patent protection for its technologies, products or processes. In addition, such patents may hinder or prevent Microgy from commercializing its technology and could require Microgy to enter into licenses with such parties. We cannot assure you that any required licenses would be available to us on acceptable terms, or at all.

Microgy relies heavily on confidentiality agreements and licensing agreements to maintain the proprietary nature of its technology. To compete effectively, Microgy may have to defend the rights to its intellectual property from time to time. Such defense costs may be significant and have a negative impact on our financial condition. In addition, we may lack the financial resources to adequately defend Microgy’s intellectual property.

If Microgy’s relationship with the licensor of its technology was terminated for any reason or such licensor ceased doing business, our Microgy business would be negatively impacted.

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. The license agreement grants to Microgy a perpetual, exclusive license to develop facilities based on this technology in North America. Pursuant to the license agreement, Microgy is required to pay a one-time licensing fee per facility and engineering and design fees to DBT in connection with the development of facilities. Microgy relies upon DBT for technical advice and engineering assistance. Therefore, if DBT were to cease doing business, our Microgy business may be negatively impacted.

Because all of the cash flow we receive from Buzzard is currently dedicated to the repayment of loan obligations, we are entirely dependent upon the capital we raise and Microgy’s cash flow to fund the continuing development of Microgy.

We do not expect to receive cash from the operations of Buzzard, because such cash, if any, will be used to repay interest and principal on our loan from an affiliate of ArcLight Energy Partners Fund I, L.P., referred to as ArcLight. As a result, if we are not able to raise additional capital to fund Microgy’s operations and our corporate expenses until Microgy’s operations begin to generate positive cash flow, we will not be able to continue to fund Microgy’s operations at their current levels, and our business will be materially and adversely affected.

Microgy’s facilities are likely to be subject to numerous governmental regulations.

We expect that Microgy’s facilities are likely to be subject to various local, state and federal government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities and could be costly and harm our financial condition.

As producers of carbon dioxide, Microgy’s facilities may become subject to regulations or taxes based on carbon emissions.

Microgy’s facilities produce and emit into the atmosphere carbon dioxide as a result of the anaerobic digestion process that they employ. While such facilities capture a significantly greater amount of carbon, in the form of methane, than they produce in the form of carbon dioxide, Microgy’s facilities may still be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose a cost on carbon emissions. If any such legislation, regulations or treaties were implemented, Microgy’s may be required to expend resources to capture the carbon dioxide it produces, pay a tax on its carbon emissions, purchase carbon emissions credits or take similar actions. Any of the foregoing could harm the profitability of Microgy’s facilities.

Risks Relating to Buzzard

Cash distributions resulting from the Scrubgrass operations have been dedicated to the repayment of the ArcLight loan.

We will not receive any distributions from Buzzard until the loan from ArcLight is repaid. Thereafter, we will receive the next $1,400,000 of distributions, after which we will share distributions equally with ArcLight through December 31, 2012. As a result, we cannot rely on cash flows from Buzzard to fund our other operations.

Certain projections provided by the operator of the Scrubgrass facility indicate a shortfall in revenues available to make certain rental payments which become due commencing in June 2006; as a result, Buzzard may default on its lease obligations

The operator of the Scrubgrass facility has projected that Buzzard may have a shortfall in revenues available to make certain rental payments which become due commencing in June 2006. Buzzard, the operator and ArcLight have begun exploratory discussions regarding mutually acceptable options. Possible options include the restructuring of the lease agreement relating to the Scrubgrass facility and other agreements to which Buzzard is party. In the meantime, Buzzard and SGL have entered into a forebearance agreement which runs through July 1, 2007. Should these projections prove accurate, and if Buzzard is not able to reach an agreement with the relevant parties on a restructuring of the Scrubgrass lease, the missed payments would constitute an event of default by Buzzard under the lease which could result in the termination of the lease, unless the missed payments are otherwise cured or excused.

If our subsidiary EPC Corporation defaults on its obligations under the loan agreement with ArcLight, we may lose ownership of EPC Corporation and, thereby, the leasehold interest in the Scrubgrass facility.

EPC Corporation’s loan from ArcLight is secured by a pledge of all of the outstanding stock of EPC Corporation, which in turns holds Buzzard Power Corporation as its sole asset, the entity that maintains the Scrubgrass facility. If EPC Corporation were to default on its obligations under the agreement with ArcLight, ArcLight would have the right to foreclose on this pledge and take ownership of EPC Corporation. As a result, we would lose our interest in the Scrubgrass facility. The events of default under the agreements with ArcLight are narrowly defined. The most significant default is related to non-payment. EPC Corporation is only required to make payments when there is a distribution from Scrubgrass. Nevertheless, if EPC Corporation does not make any payments in a 24-month period, a default under the agreements with ArcLight would be triggered.

We do not control the management of the Scrubgrass facility, our primary revenue-generating asset.

Buzzard has a management services agreement with Cogentrix, formerly PG&E National Energy Group, to manage the Scrubgrass facility and a 15-year operation and maintenance agreement with PG&E Operating

Services to operate the facility. These agreements contain provisions that limit Buzzard’s participation in the management and operation of the Scrubgrass facility. Because Buzzard does not exercise control over the operation or management of the Scrubgrass facility, decisions may be made, notwithstanding our opposition, which may have an adverse effect on our business.

Buzzard’s current power generation revenue is derived from only one customer

The Scrubgrass facility power generation revenue is earned under a long-term power purchase agreement for all output with one customer, Pennsylvania Electric Company, or Penelec, a subsidiary of FirstEnergy Corporation. This concentration of Buzzard’s revenue with this customer will continue for the foreseeable future. If this customer goes out of business or defaults on its payments to Buzzard, its operating results will be adversely affected. Furthermore, the Scrubgrass facility operates as a qualifying facility, or QF, under the Public Utility Regulatory Policy Act of 1975, or PURPA. The loss of QF status could trigger defaults in the project’s power sales agreement, or PSA, with Penelec. Therefore, Buzzard would most likely have to sell power at prevailing market rates that are much lower than the rate outlined in the PSA.

A large increase in interest rates may adversely affect Buzzard’s and EPC Corporation’s operating results.

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of the Scrubgrass facility, most of which carries variable rate interest. Over 90% of the debt obligations and lease obligations with respect to Buzzard and EPC Corporation have variable interest rates. Therefore, significant increases in market interest rates will adversely affect operating results since Buzzard is required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, as of December 31, 2006, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,202,320 increase in Buzzard’s lease expense.

Poor quality fuel and other materials may expose us to environmental liability and reduce Buzzard’s operating results.

Buzzard obtains waste coal for its Scrubgrass facility primarily from coal mining companies on a long-term basis because waste coal is plentiful and generally creates environmental hazards, such as acid drainage, when not disposed of properly. The waste coal is burned in the Scrubgrass facility using a circulating fluidized bed combustion system. During the circulating fluidized bed combustion process, the waste coal is treated with other substances such as limestone. Depending on the quality of the waste coal and the limestone, the facility operator may need to add additional waste coal or other substances to create the appropriate balance of substances in order to produce the best fuel or sorbent consistency for power generation and compliance with air quality standards. Therefore, the cost of generating power is directly impacted by the quality of the waste coal, which supplies the Scrubgrass power generation facility. Certain conditions, such as poor weather, can create situations where the facility operator has less control over the quality of the waste coal. Poor fuel quality may impact Buzzard’s future operating results.

If Buzzard violates performance guarantees granted to Penelec, Buzzard will be required to provide Penelec with an incentive payment.

Buzzard’s agreement for the sale of power to Penelec contains a provision that requires the Scrubgrass facility to provide Penelec with a minimum output of 85% of capacity based on a rolling 3-year average. If Buzzard does not comply with this performance guarantee, it will be required to compensate Penelec with an incentive payment. The payment of an incentive payment would have an adverse effect on Buzzard’s operating results.

Buzzard’s power producing activities could be subject to costly regulations and tariffs.

Buzzard’s Scrubgrass facility produces power for sale to the local electrical grid. The sale of this power may come under the regulations of the Pennsylvania Public Utilities Commission and the Federal Energy Regulatory Commission or FERC, although such sales are currently exempt. These commissions set the price tariffs under which energy can be sold or purchased, they regulate the sale of some generation assets and they set the design standards for the interconnection of power producing equipment with the electrical power grid. Any facility that sells electricity to the grid may come under regulation by these commissions, which may impair or delay Buzzard’s ability to sell the energy generated. Substantial delays may materially affect Buzzard’s financial condition.

Furthermore, there are from time to time various legislative proposals that would amend or comprehensively restructure PURPA and the electric utility industry. Most recently, these proposals resulted in the enactment of the Energy Policy Act of 2005, which eliminates the PURPA obligation of electric utilities to enter into new contracts with qualifying facilities, or QFs. While the Energy Policy Act does not affect existing contracts, if PURPA is amended again or repealed in the future, the statutory requirement that electric utilities purchase electricity at full-avoided cost from QFs could be repealed or modified. While we expect that existing contracts would continue be honored, the repeal or modification of these statutory purchase requirements under PURPA in the future could, among other things, increase pressure from electric utilities to renegotiate existing contracts. Should there be changes in statutory purchase requirements under PURPA, and should these changes result in amendments to the current power purchase agreement with Penelec for the Scrubgrass facility that reduce the contract rates, Buzzard’s operating results could be negatively impacted.

Risks Relating to Both Microgy and Buzzard

Our operating results are difficult to predict in advance and may fluctuate significantly, which may result in a substantial decline in our stock price.

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

Factors that are likely to cause our results to fluctuate include the following:

•	the amount and timing of our operating expenses and capital expenditures;

•	the success or failure of the facilities currently underway;

•	our ability to specify, develop and complete facilities, and to introduce and market the energy created by such facilities and bring them to volume production in a timely manner;

•	the rate of adoption and acceptance of new industry standards in our target markets; and

•	other unforeseen activities or issues.

If our operating results fluctuate greatly, our business may be materially adversely affected and our stock price will likely decline.

Our facilities may be subject to numerous governmental regulations.

We expect that our facilities will be subject to various government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and various state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farms and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities, increase the construction and operating costs of our facilities and harm our financial condition.

Risks Relating to Our Capital Stock

We have numerous outstanding shares of restricted common stock, as well as options, warrants and shares of preferred stock exercisable or convertible into a substantial number of shares of our common stock; the resale of outstanding restricted shares, as well as the exercise or conversion of these securities and the resale of the underlying shares, may adversely affect the price of our common stock.

The resale by our stockholders of shares of our restricted common stock or securities exercisable for or convertible into shares of our common stock could cause the market price of our common stock to decline.

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of December 31, 2006, we had approximately 2,134,067 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144(k).

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our stockholders of up to 1,677,688 shares of our restricted common stock, of which 1,066,928 shares are currently issued and outstanding and 610,760 shares are subject to outstanding warrants that are currently exercisable at a price of $6.60 per share. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants. In addition, in connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,387,360 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants. The shares of series A preferred stock are convertible at a conversion price of $5.271 per share, and the common stock warrants are exercisable at a price of $5.522 per share as to 1,406,205 of the warrants, and $5.271 per share as to 168,745 of the warrants.

As of December 31, 2006, we had outstanding options to acquire up to approximately 3,027,107 shares of our common stock at prices ranging from $1.40 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 96,500 shares as of December 31, 2006, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

In addition, pursuant to our business development agreement with Cargill, Incorporated, we may issue warrants to Cargill from time to time to acquire up to an aggregate of 4.99% of our outstanding common stock on a fully diluted basis, at an exercise price equal to 75% of the closing price of our common stock on the date on which such warrants are issued.

As a result of the resale of outstanding shares of our common stock, including restricted shares and shares issuable upon exercise or conversion of the foregoing securities, the price of our common stock may be adversely affected.

The issuance of preferred stock may adversely affect the price of our common stock.

We are authorized to issue up to 2,000,000 shares of preferred stock, of which 281,241 shares have been designated as series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, and which are currently issued and outstanding. The preferred stock not already designated and issued may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution without stockholder approval. While the terms of the series A preferred stock do not currently allow for the issuance of preferred stock having dividend and liquidation preferences greater than or senior to the series A preferred stock, any future issuances of preferred stock may enjoy dividend and liquidation preferences over our common stock, thereby diminishing the value of our common stock.

Our management and directors, as well as the holders of our series A preferred stock, are able to exercise significant control over our management and affairs.

As of December 31, 2006, management and current directors, including Richard E. Kessel, Joseph E. Cresci, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Dennis Haines and John F. O’Neill, beneficially owned approximately 21.8% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 22.6% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

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

The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. For example, for the six-month period from April 1, 2006 to September 30, 2006 the closing price of our common stock ranged from a low of $3.75 to a high of $8.98, and for the one-month period from September 1, 2006 to September 30, 2006 the closing price ranged from $3.75 to $5.03. In addition, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute the value of your shares.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operation losses into at least 2008. Although we recently completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants, we will require and will continue to seek corporate and project financing to fund our ongoing operations and growth plans as well as and the cost of any development we may decide to pursue for our facilities. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. We have the authority to issue up to 21,400,000 shares of common stock, of which 9,652,025 are issued and outstanding and 5,334,247 have been reserved for issuance upon the exercise of options and warrants outstanding as of December 31, 2006. An additional 2,812,410 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 5% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above our market price pursuant to certain American Stock Exchange requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

We have not paid cash dividends on our common stock since 2001, and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on our series A preferred stock. Furthermore, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock are outstanding. Because we do not anticipate paying cash dividends on our common stock, the return on investment on our common stock will depend solely on an increase, if any, in the market value of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Buzzard leases the Scrubgrass facility, which is an approximately 83 megawatt waste coal-fired electric generating facility located on approximately 600 acres in Venango County, Pennsylvania. The principal terms of the lease are described in Item 1 of this report under the heading “Buzzard”.

We lease 2,818 square feet of office space for our corporate headquarters in Portsmouth, New Hampshire under a five-year lease that commenced on March 1, 2002 with monthly payments of $5,520. This Lease has been extended through June 30,2007 at a cost of $5,649 per month. On March 25, 2005, we entered into a two-year lease for an additional 1,860 square feet of office space in the same building providing for monthly payments of $3,580. We are currently a tenant-at-will for the additional office space in Portsmouth at a cost of $3,851 per month.

Microgy leases office space at 1600 Jackson Street, Golden, Colorado. The lease term runs until August 2011 and has monthly payments of $9,495.

Microgy Holdings’ wholly owned subsidiary, MST Estates LLC, owns approximately seventy-two acres of land in Erath County, Texas, which is the site on which the Huckabay Ridge project is located.

Microgy Holdings’ wholly owned subsidiary, Rio Leche Estates L.L.C., owns approximately ninety-two acres of land in Dublin, Texas, which is the site on which the planned Rio Leche facility is expected to be located.

Microgy Holdings’ wholly owned subsidiary, Mission Biogas, L.L.C., is party to a lease with an affiliate of Mission Dairy which provides for the location of a planned RNG facility on an approximately 30 acre parcel of land adjacent to Mission Dairy, with the exact location and dimensions of the parcel and the necessary easements to be determined based upon the mutual agreement of the parties, taking into account the design of the proposed Mission facility and access to public roads and natural gas pipelines. The lease has a term of 40 years and provides for an annual lease payment of $1,000.

Microgy Holdings’ wholly owned subsidiary, Hereford Biogas, L.L.C., is party to a lease with Cnossen Dairy which provides for the location of a planned RNG facility on an approximately 30 acre parcel of land adjacent to Cnossen Dairy. The lease has a term of 40 years and provides for an annual lease payment of $1,000.

Microgy leases approximately two acres of land in Atwater, California for a nominal rent from Gallo Farms. The lease has a term of approximately 20 years and requires annual payments of $1,000. Microgy is currently seeking permitting for the Gallo-Columbard project, which Microgy intends to construct on the land that is subject to this lease.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of February 28, 2007 are set forth below:

Name	Age	Position
Richard E. Kessel	57	President and Chief Executive Officer
John F. O’Neill	50	Chief Financial Officer and Treasurer
Dennis Haines	54	Vice President and General Counsel

Richard Kessel has been our Chief Executive Officer since July 2006. From October 2003 to July 2006, Mr. Kessel was President and Chief Executive Officer of Bedford Partners, a consulting firm assisting private equity firms in acquiring energy, water, waste and other service related enterprises. From July 1, 2002 to September 30, 2003, Mr. Kessel served as the President and Chief Executive Officer for North America, and a Senior Vice President of, Suez Environment, an international company focused on water, wastewater and waste services. The North American operations overseen by Mr. Kessel were comprised of five companies with over 9,200 employees, $1.3 billion in annual revenues and $1.5 billion in assets. Mr. Kessel served as President and Chief Executive Officer of Trigen Energy Corporation, an energy services company with $1 billion in assets, $533 million in annual revenue and 34 operating facilities in 22 states, from April 1, 2000 to June 30, 2002, after serving as its Executive Vice President and Chief Operating Officer from December 1993 to March 31, 2000. Previously, Mr. Kessel was President and Chief Executive Officer of United Thermal Corporation (acquired by Trigen), which owned and operated the district energy systems in Baltimore, Boston, Philadelphia and St. Louis, and Chief Operating Officer of Sithe Energies, Inc., a developer of independent power projects in the United States and global markets. Mr. Kessel holds a B.S. in electrical engineering from Manhattan College, completed the course work for a masters in finance from New York University’s Stern School of Business and received an advanced management degree from the Wharton School of Business Executive Program.

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

Dennis Haines has been our Vice President and General Counsel since October 2006. For the last several years, Mr. Haines took on various assignments with Suez, a worldwide energy and environmental services provider, including serving as General Counsel at Suez subsidiary, Teris L.L.C. from July 2005 to August 2006. From January 2003 to February 2005, Mr. Haines provided legal support to various other Suez units, including operations in Nova Scotia and the United Kingdom. From January 2001 to December 2002, Mr Haines served as General Counsel at Trigen Energy Corporation, White Plains, NY, part of Suez Energy International. Mr. Haines was also General Counsel at Zurn Industries, Inc., Erie, PA, an NYSE-traded company which, through Zurn/NEPCO, specialized in the design and construction of power-generation facilities worldwide. Mr. Haines is a graduate of the University of Pittsburgh (J.D., 1977, and B.A., 1974), and a member of the New York, California, and Pennsylvania Bars.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on Environmental Power’s Common Stock and Related Stockholder Matters

Our common stock trades on the American Stock Exchange under the symbol “EPG.” As of December 31, 2006 there were approximately 190 record holders and over 1,500 beneficial holders of our common stock.

The following table shows the quarterly high and low sales prices during 2005 and 2006 as reported on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$7.09	$4.60
Second Quarter	$5.80	$4.20
Third Quarter	$7.99	$5.48
Fourth Quarter	$7.99	$6.31
Fiscal Year Ended December 31, 2006
First Quarter	$10.70	$6.72
Second Quarter	$9.03	$4.90
Third Quarter	$7.45	$3.54
Fourth Quarter	$8.94	$4.35

Our board of directors has not declared any dividends on our common stock since the last quarter of 2000. Due to the anticipated continued expansion of our business, our board of directors has determined that available cash should be used for operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our Series A 9% cumulative convertible preferred stock, referred to as the Series A preferred stock. In addition, the terms of our Series A preferred stock prohibit the payment of dividends on our common stock while any shares of our Series A preferred stock remain outstanding or any accrued dividends on the Series A preferred stock remain unpaid.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. However, this assumption should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Not applicable.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our Common Stock with the return on the American Stock Exchange Market Value Index, and the SIC Code 4911 (Electric Services) Index, for the five year period ended December 31, 2006. The comparison assumes the investment of $100.00 on December 31, 2002 in each of our common stock, the American Stock Exchange Market Value Index and the SIC Code 4911 (Electric Services) Index and assumes the reinvestment of dividends.

The graph below and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

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

We derived the statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 from our audited consolidated financial statements, which are included at the end of this report. We derived the statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share. Dollar amounts are shown in thousands, except for per share data.

	Year Ended December 31
	2006	2005	2004	2003	2002
Results of Operations Data:
Revenues	$53,878	$55,800	$59,790	$53,365	$54,984
Costs and expenses:
Operating expenses	$29,464	$28,872	$28,625	$25,124	$24,140
Lease expenses	22,091	20,830	22,066	22,382	25,291
Cost of goods sold	2,099	6,116	3,736	0	—
General and administrative expenses	13,588	11,055	8,531	6,357	5,655
Depreciation and amortization	500	487	472	495	545

	$67,742	$67,360	$63,430	$54,358	$55,631

Operating (loss) income	$(13,864)	$(11,560)	$(3,640)	$(993)	$(647)
Other income (expense):
Interest income	$568	$315	$45	$31	$48
Interest expense	(701)	(499)	(755)	(352)	(142)
Amortization of deferred gain	308	308	308	308	308
Other income	—	33	—	2	—
Sale of NOx emission credits	—	—	—	—	2,428

	$175	$157	$(402)	$(11)	$2,642

(Loss) income before income taxes	$(13,689)	$(11,403)	$(4,042)	$(1,004)	$1,995
Income tax expense (benefit)	427	11	(84)	(26)	857

Net (loss) income	$(14,116)	$(11,414)	$(3,958)	$(978)	$1,138
Basic earnings (loss) per common share	$(1.91)	$(1.55)	$(0.86)	$(0.29)	$0.38
Diluted earnings (loss) per common share	$(1.91)	$(1.55)	$(0.76)	$(0.29)	$0.38
Weighted average number of common shares outstanding on a diluted basis	9,635	7,384	4,583	3,376	2,973

Balance Sheet Data:
Total assets	$185,867	$120,430	$108,948	$103,154	$92,958
Working capital	66,426	18,520	5,907	3,876	(585)
Deferred gain(1)	2,930	3,238	3,547	3,855	4,164
Long-term obligations	136,758	80,439	80,410	79,814	71,244
Shareholders’ equity	28,677	25,697	10,218	6,620	6,186

(1)	See Note B of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operations of four RNG facilities in Texas. This entity and its subsidiaries are included in the Microgy segment.

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

Lease Expense Recognition

Buzzard has a long-term lease agreement for Scrubgrass, which commenced on June 30, 1994, and continues for a 22-year minimum lease term. Under the terms of the lease, Buzzard, as lessee, is required to pay the lessor a specified base rent, which consists of all of the lessor’s debt service, scheduled equity repayment, base return on equity and related expenses. Buzzard is also required to pay the lessor an additional rent of 50% of the net cash flows Buzzard receives from the operation of Scrubgrass. The lessor’s specified base rent increases over time and is based on a schedule that follows the expected receipt of revenues. In accordance with accounting principles generally accepted in the United States of America, Buzzard is required to aggregate the estimated lease payments over the life of the lease and recognize them on a straight-line basis over the 22-year lease term. As such, during the earlier years of the lease agreement, a portion of Buzzard’s lease expenses will be paid in cash and a portion will be recorded as a liability.

As of December 31, 2006, we have a deferred lease expense of $73.3 million recorded on our consolidated balance sheet. This liability represents accumulated lease expenses recorded on a straight-line basis in previous years that have not been paid to the lessor. After 2005, cash payments to the lessor will exceed the lease expenses recorded on a straight-line basis and the accrued lease expense will be decreased and reach zero by the end of the lease term. This straight-line accounting treatment of certain lease expenses under the Scrubgrass lease resulted in the recognition of non-cash revenue of $4.2 million in 2006. The Scrubgrass lease resulted in recognition of non-cash lease expense of $122,000, and $2.1 million for the years ended December 31, 2005, and 2004 respectively. Additional rents are not part of this straight-line basis and are recorded as incurred. Our subsidiary, EPC Corporation, which owns 100% of Buzzard’s common stock, is not liable for future lease rental payments. Buzzard’s stock is pledged as security, and Buzzard is only liable for future lease rental payments to the extent Buzzard receives cash receipts from future power generation revenues.

As of December 31, 2006, without regard to straight-line lease accounting, we estimate the future minimum lease payments over the remaining base term of the Scrubgrass lease are as follows:

FUTURE MINIMUM SCRUBGRASS LEASE PAYMENTS

2007	2008	2009	2010	2011	Thereafter	Total
28,910,000	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	$278,150,000

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

Buzzard is also required to pay the lessor an additional rent, in addition to the specified base rent, which additional rent represents 50% of the net cash flows Buzzard receives from the operation of Scrubgrass. We estimate and accrue additional rent in the accounting period when earned. However, because additional rent is based on cash flows and not earnings, we are required to determine when the cash flows were generated from operations, which is inherently subjective. Lease expenses may also cause large fluctuations between accounting periods in our reported earnings since the specified base rent and additional rent are not directly related to our earnings. Additional rent is not part of the straight-line lease expense calculation.

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

As of December 31, 2006, we have accrued power generation revenue of $73.3 million recorded on our consolidated balance sheet, which is equal in amount to the deferred lease expense. This asset represents accumulated revenue recorded on a straight-line basis in previous years that has not been collected from Penelec. This straight-line accounting treatment of power generation revenue under the PSA with Penelec resulted in non-cash expense of $4.2 million in 2006 and non-cash revenues of $122,000, and $2.1 million for the years ended December 31, 2006, 2005, and 2004 respectively. After 2005, we expect that our cash receipts from Penelec will exceed the revenues recorded on a straight-line basis and the accrued power generation revenue will be decreased and reach zero by the end of the lease term. Future cash collections from power generation revenue may vary from the projections used to aggregate the expected revenue to be received over the life of the power sales agreement, which we recognize on a straight-line basis over the 22-year lease term.

Method of Accounting for Contracts

Revenues and profits from our Dairyland contracts, which appear as Microgy revenues on our income statement, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved. As of December 31, 2006, we have recognized a total loss on our Dairyland contracts of approximately $309,000.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of revenues or deferred contract revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled revenues and billings in excess of revenues related to our contracts at December 31, 2006, 2005 and 2004, consisted of the following:

Accounting for Contracts	December 31, 2006	December 31, 2005	December 31, 2004
Billings in excess of revenues	$—	$457,719	$737,082
Unbilled revenues	—	58,448	624,683

The company records revenues for operation and maintenance of the facilities at the Dairyland Sites which appear as Microgy revenue on the Income Statement. Operations and Maintenance revenues are recorded as services are provided and billed on a monthly basis.

Notes Receivable

During 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy. During 2006, we completed construction at the Norswiss Dairy. Each digester has begun operations. The sales price for each digester is $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of approximately $1.0 million each. Accordingly, we have valued these notes based on our current estimate of the future cash flow stream from the sale of gas, which we estimate will be $2.4 million. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required. Please see the discussion of these notes set forth below for more information.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2006, we had recorded a deferred income tax asset of $10.3 million and a valuation allowance of $10.3 million against our gross deferred income tax assets; due to uncertainties related to our ability to utilize some of our net operating loss carry forwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

The provisions of SFAS 142 were applied to the goodwill and intangible assets of $4.9 million acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2006. We assessed the implied fair value of the reporting unit by using a projected discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of December 31, 2006.

Stock Based Compensation Expense

The employee stock-based compensation expense recognized under FAS123R and presented in the pro forma disclosure required under FAS123 was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.

Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock options. The Company primarily bases its determination of expected volatility and expected term through its assessment of the historical volatility of its Common Stock and historical exercise of stock options and post-vesting termination activity.

In October of 2006, Microgy entered a Business development agreement with Cargill would receive Environmental Power Warrants in exchange for the identification of anaerobic digester projects. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendors performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantors balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of nonforfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Results of Operations

Comparison of the Years ended December 31, 2006 and 2005

For the year ended December 31, 2006, we had a net loss of $14.1 million, or a loss of $1.91 per common share, compared to a net loss of $11.4 million, or a loss of $1.55 per common share, for the year ended December 31, 2005. This increase is primarily attributable to a decrease in total revenues of $1.9 million and a $1.1 million increase in non cash compensation. A charge of $4.1 million due to the accounting for the beneficial conversion feature of our Series A Preferred Stock issued in November 2006, is presented as a loss available to common shareholders, and not included in net loss.

Revenues decreased by $1.9 million, or 3%, to $53.9 million for 2006, as compared to $55.8 million for the same period in 2005. Although billed power generation revenues at Buzzard increased by $4.3 million to $55.9 million in 2006 from $51.6 million in 2005 due to an increase in the capacity rate and a contractual increase in the billable power rate, accrued power generation revenues decreased by $4.4 million to a $4.2 million reduction in revenues from a $122,000 addition to revenue in 2005, as discussed below. Buzzard operated at 97% of capacity for 2006, compared to 90% of capacity for 2005. Microgy’s revenues, primarily relating to its first three projects, decreased 46% to $2.2 million in 2006 from $4.1 million in 2005.

Costs and expenses remained flat at $67.7 million for the twelve months ended December 31, 2006, as compared to $67.4 million for the same period in 2005. This small increase was primarily due to increased lease expense of $1.3 million, increased operating expenses at Buzzard of $593,000 and in general and administrative expenses of $2.5 million. These increases were partially offset by a decrease in costs of goods sold at Microgy of $4.0 million. The increases in general and administrative expenses resulted from an increase in non-cash compensation, additional staff expansion, as well as associated professional fees affiliated with increased operations.

Other income increased to $177,000 in 2006, as compared to other income of $158,000 in 2005. This increase was attributable to an increase in interest income of $253,000 as a result of higher cash balances. This increase in interest income was partially offset by a $202,000 increase in interest expense due to more debt obligations in the current year.

We have two primary business segments, Buzzard and Microgy. The results of operations for these business segments, and All Other Segments, which is comprised of parent company expenses and non-current business segments, are discussed below.

Buzzard

Buzzard had a pre-tax loss of $2.5 million for the year ended December 31, 2006, compared to pre-tax loss of $2.4 million for 2005. This increased loss is primarily attributable to a $150,000 increase in interest expense, due to the working capital loan holding a higher average balance in the current year. Total revenues remained relatively flat.

Revenues at Buzzard, which are comprised of billed power generation revenues and accrued power generation revenues, remained constant at $51.7 million in 2006. Buzzard operated at 97% of capacity in 2006, compared to 90% of capacity for 2005 and billed power rates increased by 4% pursuant to the terms of our PSA with Penelec. Consequently, billed power revenues increased $4.3 million. However, accrued power generation revenues decreased by $4.4 million to a $4.2 million reduction to revenues in 2006, as compared to a $122,000 addition to revenues in 2005. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat Buzzard’s PSA with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the PSA. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total costs and expenses at Buzzard remained flat at $54.1 million in 2006 compared to $54.2 million in 2005. Operating expenses including fuel and maintenance costs remained relatively flat $29.5 million in 2006 compared to $29 million in the prior year. Lease expenses increased by $1.3 million due an increases in interest and principal payments of $5.7 million. These increases were partially offset by a decrease in accrued lease expenses of $4.4 million, relating to the straight-line accounting treatment of the lease of the Buzzard facility. General and administrative expenses decreased by $1.9 million due primarily to a $1.6 million decrease in the allocation of corporate expenses and a $257,000 decrease in professional services.

Microgy

Pre-tax losses at Microgy increased slightly to $6.8 million in 2006 from $6.6 million in 2005. The increase in loss resulted from decreases in revenues of $1.9 million, partially offset by decreases in costs and expenses of $1.7 million.

Microgy’s revenues consist of product revenues related to the sale of anaerobic digestion facilities, operations and maintenance, or O&M, revenues related to the management of certain facilities, and miscellaneous revenues including carbon credits and tipping fees. Total revenues decreased to $2.2 million in 2006 from $4.1 million in 2005. Product revenues decreased to $2.2 million from $4.1 million as we completed the third Wisconsin facility in the third quarter of 2006. Due to the shift in our business strategy to build, own, and operate larger RNG facilities, we experienced a drop in product sales as we stopped selling facilities to external customers and focused on building facilities for our own account. O&M revenues increased by $669,000 to $825,000 in 2006 from $156,000 in 2005 due to increased the operations and maintenance activities of the Wisconsin facilities. Miscellaneous revenues decreased by $94,000 to $186,000 in 2006 from $280,000 in 2005. However, we were able to sell approximately 12,000 tons of carbon credits or greenhouse gas, or GHG, credits, relating to calendar years 2005 and 2006, from the Wisconsin facilities for gross proceeds of $13,000 We have joined the Chicago Climate Exchange as a participant member and have had the three facilities’ GHG credits verified. We expect to generate more revenue from the sale of such credits in the future

Microgy’s cost of goods sold decreased by $4.0 million to $2.1 million in 2006 from $6.1 million in 2005. Construction costs decreased to $812,000 in 2006 from $4.5 million in 2005 as we transitioned our business model from a sell-and-operate model to an own-and-operate model. In 2006, we experienced operating and start-up costs of $1.3 million compared to $890,000 in 2005. In 2005, we also recorded a bad debt allowance of $750,000 on the notes receivable for the three Wisconsin digesters. The commercial terms of the initial projects are not indicative of the commercial terms for future projects. The bad debt allowance on the notes relating to these projects would not be required were gas sold at current market prices. However, in order to expedite the deployment of these initial projects and capture the benefits described above, we chose to accept certain commercial terms and incur certain expenses that we do not expect to incur on future projects. For example, for each of these initial projects, Dairyland is to purchase, for a thirty-year period, the biogas generated by the digester at a below-market price of $3.00 per MMBTU. In addition, initial operating costs of these first facilities are higher than we expect for future projects. As we build additional projects, further implement operational infrastructure and gain operating experience, we expect these costs to decline.

General and administrative expenses for Microgy increased $2.3 million to $6.6 million for 2006, as compared to $4.3 million for 2005. This increase is primarily due to increases in overhead costs of $1.1 million, primarily related to professional fees and salaries, increases in development expenses increased of $685,000, and increases in payroll and benefit expenses of $509,000. All of these expenses are related to the continued development and expansion of our Microgy segment.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for 2006. We had a pre-tax loss in this segment of $4.4 million in 2006 compared to a pre-tax loss of $2.4 million in 2005. The increase in pre-tax loss is primarily due to increases in non-cash compensation expense of $1.1 million; increases in professional fees of $709,000; and decreases in our corporate allocation to our other segments of $980,000, which result in higher costs at the corporate level. The allocations are based upon monthly estimates of time and resources spent on various segment activities. These increases were partially offset by a decrease in pension expense of 464,000 and salary expense of 180,000.

In 2006, the non-cash compensation is based upon the FAS 123(R) accounting of options, resulting in expenses of $2.0 million. In 2005, the accounting for performance-based options and stock grants resulted in expenses of $900,000 in 2005. Because there is uncertainty regarding performance-based options, including vesting and stock price, we applied variable accounting treatment to those options in 2005. When options vest or if it is highly likely that they will vest, we expense the options based upon the then current stock price. These options are re-valued quarterly and any increase or decrease in value is charged to compensation expense. Please see Note I to the consolidated financial statements appearing in this report for more information.

We had other income in this segment of $252,000 for 2006, compared to income of $121,000 for 2005. The increase in other income is primarily due to increases in interest income of $215,000, partially offset by increases in interest expenses of $52,000 related to the ArcLight loan, as described in Note G to the consolidated financial statements included in this report.

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

Revenues at Buzzard, which are comprised of power generation revenues, decreased to $51.7 million in 2005 from $56.1 million in 2004. Buzzard operated at 90% of capacity in 2005, compared to 92% of capacity for 2004. The decrease was also driven by a 2% decrease in billed power rates pursuant to the terms of Buzzard’s PSA with Penelec. Additionally, accrued power generation revenues decreased by $2.0 million to $122,000 in 2005 from $2.1 million in 2004. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat the PSA with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the PSA. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

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

Quarterly Results of Operations

Note N to the consolidated financial statement included in this report sets forth items from our statements of operations for the eight quarters ended December 31, 2006, as well as that data expressed as a percentage of our total revenues. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information. This information should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this report. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $10.0 million in the year ended December 31, 2006, compared to cash used in operating activities of $7.3 million for the year ended December 31, 2005. We reported net a loss of $14.1 million during the year ended December 31, 2006. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss for 2006 to our net cash used in operating activities:

Depreciation and amortization—During the year ended December 31, 2006, we recognized depreciation and amortization for lease rights of $149,000, licensed technology rights of $186,000 and property plant and equipment of $158,000.

Deferred gain, net—Our deferred gain, net, decreased to $2.9 million as of December 31, 2006 from $3.2 million as of December 31, 2005. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued—During the year ended December 31, 2006, we had $493,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation—The FAS 123(R) accounting for options and stock grants resulted in non-cash compensation expenses of $2.0 million for the year ended December 31, 2006.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during 2006:

Receivables—Total receivables increased by $3.3 million. Receivables at Buzzard increased $3.5 million due to increased power revenues in the fourth quarter of 2006 as compared to the power revenues in the fourth quarter of 2005, when we had a planned outage. Microgy receivables decreased $418,000 for the year ended December 31, 2006, due primarily to lower billings from construction costs due to a change in business model.

Note receivables—For the year ended December 31, 2006, we had notes receivable totaling $1.9 million related to the sale of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester will be sold for $1.0 million of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreements with Dairyland. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed.

Unbilled revenues—On December 31, 2006, we had no unbilled revenues at Microgy, compared to $58,000 on December 31, 2005. We completed the Dairyland projects in the third quarter of 2006 and billed all remaining revenues.

Billings in excess of revenues—On December 31, 2006, we had no billing in excess of revenue at Microgy, compared to $458,000 of billings in excess of revenues on December 31, 2005. We completed the Dairyland projects in the third quarter of 2006 and recognized all of the remaining recognized revenues.

Other current assets—Other current assets decreased to $252,000 on December 31, 2006 from $1.2 million on December 31, 2005. The decrease includes a $984,000 income tax receivable related to net operating loss carry back claim that was of which approximately $700,000 was collected in 2006, and the remainder was fully reserved.

Other assets—Other assets increased by $191,000 to $463,000 on December 31, 2006 from $280,000 on December 31, 2005. The change is a reflection of an increase in site renewal deposits at Buzzard.

Accounts payable and accrued expenses—Our accounts payable and accrued expenses increased to $13.3 million on December 31, 2006 from $10.6 million on December 31, 2005. The change is primarily a result of increased operations and costs at Buzzard as a result of the increased operating capacity in 2006. In the fourth quarter of 2005, we had a planned maintenance outage at the facility.

Investing Activities

Our cash used for investing activities was $66.6 million in the year ended December 31, 2006, as compared to $1.4 million in the same period in 2005. Our investing activities were concentrated primarily in the following areas:

Restricted cash—We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2006, the disbursement agent was holding a balance of $52.2 million in bond proceeds. Additionally, we are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use cash from this restricted maintenance fund for major equipment overhauls subject to certain restrictions. Our restricted cash balance was $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses.

Construction on projects—Expenditures related to the construction of the Huckabay project were $13.2 million for the year ended December 31, 2006.

Property, plant and equipment—Property, plant and equipment expenditures were $177,000 for the year ended December 31, 2006, compared to expenditures of $170,000 for the same period in 2005.

Financing Activities

Our cash provided by financing activities was $75.5 million in the year ended December 31, 2006, compared to cash provided by financing activities of $23.1 million in the year ended December 31, 2005. We offer the following information concerning the financing activities for our business:

Dividend payments obligations—Buzzard paid dividends of $5,000 to its preferred stockholder during the year ended December 31, 2006 and 2005.

Public Offerings of Preferred Stock—On October 21, 2006, the Company raised $14.0 million, net of associated fees of $950,000, through the sale of 281,241 shares of Series A Cumulative Convertible Preferred Stock and Warrants. The Convertible Preferred Stock holders are entitled to a 9% cumulative dividend, payable on a semiannual basis.

Proceeds from Bond Financing—On November 9, 2006, we completed a transaction in which we borrowed $60 million in proceeds from the sale of tax-exempt bonds issued by the Gulf Coast Industrial Development Authority of Texas. These obligations are payable over 30 years, and bear interest at the rate of 7% per year. The proceeds from these bonds can only be used to fund construction costs related to our four planned RNG facilities in Texas and are subject to certain restrictions and covenants. The proceeds from the offering, net of fees, was $56.5 million.

Capital leases—We received $72,000 in net proceeds from the financing of vehicles and equipment in 2006.

Exercise of Stock Options and Warrants—We received $707,000 of gross proceeds from the exercise of stock options and warrants in the year ended December 31, 2006.

Working Capital Loan and Current Notes Payable for Scrubgrass—Buzzard may borrow up to $6 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $4.2 million and $0 as of December 31, 2006 and December 31, 2005, respectively.

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments. Note J to our consolidated financial statements provides additional information on these commitments.

Commitments	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$173,408	$119,668	$122,341	$118,165	$79,392	$—	$612,974
Microgy Construction Commitments(2)	581,376	3,000,000	—	—	—	—	3,581,376
Separation Agreement Payments(3)	500,000	—	—	—	—	—	675,000
Arclight Loan(4)	1	1	1	1	1	2,709,016	2,709,020
Scrubgrass Lease Payments(5)	28,910,000	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	278,150,000
Scrubgrass Fuel Contracts(6)	2,942,532	3,033,907	3,125,322	3,217,262	3,313,430	3,412,655	19,045,108
Tax Exempt Bond(7)	4,200,000	4,200,000	4,200,000	4,200,000	4,200,000	132,573,200	153,573,200
Sunny Side Project Obligations(8)						583,030	583,030
Vehicle Loan and other capital leases(9)	66,046	51,186	21,303	9,290			147,825

TOTAL	$37,373,363	39,794,762	39,927,967	43,488,718	47,353,823	250,963,901	$458,902,534

1.	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $286,501, $174,334, and $157,932, in 2006, 2005 and 2004, respectively.

2.	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment, made in connection with our Microgy facilities.

3.	These commitments reflect payments for severance and separation agreements made to Messrs. Cresci, Livingston, and Tejwani and are included in our balance of accrued expenses.

4.	EPC Corporation is obligated to make at least one payment in any 24-month period to satisfy the terms of the Arclight loan, described Note G. All distributions from Buzzard will be used to repay these obligations.

5.	Buzzard is obligated under a facility lease related to the Scrubgrass plant. The estimated remaining lease term is 13.5 years. Our Scrubgrass plant lease expense was $22,091,063, $20,829,876, and $22,065,685 in 2006, 2005 and 2004, respectively. As discussed in Item 1, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds.

6.	We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

7.	In 2007, Buzzard is obligated to make the first scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begin in 2012.

8.	We are presently considering our rights and obligations with respect to the remaining contingent obligations of $585,000. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action relating thereto runs out after March 2007.

9.	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.

EPC Corporation Debt Obligations—In September 2003, EPC Corporation, our wholly owned subsidiary, secured a $3,700,000 loan from Arclight described above. The principal note carries and interest rate of 20%. Any unpaid interest that has accrued on the 15th of each month shall be added to the balance of the note. We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24-month period. EPC Corporation is prohibited from incurring additional debt. Additionally, we are required to provide Arclight with financial statements and other related information in a timely manner, for which we are paid and annual management fee of $75,000 by EPC Corporation.

Distributions from Scrubgrass are held by an agent bank, J.P. Morgan. Payments are made first to any outstanding interest, second to fees to the agent bank, third to the management fee to us, and fourth to the outstanding principal. Our subsidiary EPC Corporation also granted participation rights to share in 50% of the distributions from Buzzard after the $3,700,000 loan is repaid and after it receives an additional $1,400,000 in distributions. This right terminates on December 31, 2012. As of December 31, 2005, EPC Corporation in full compliance with our covenants under our agreements with ArcLight.

Microgy Holdings, LLC Debt Obligations—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development Authority. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for four proposed renewable natural gas facilities in Texas being developed by Microgy. The bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. As of December 31, 2006, we are in full compliance with these covenants and restrictions.

The following table describes our debt obligations as of December 31, 2006 and December 31, 2005:

	2006	2005
Secured Promissory Notes Payable and Other Borrowings
Tax Exempt Bond Financing, including accrued interest	$60,000,000	$—
Arclight Note Payable, including accrued interest	2,709,019	2,215,530
Sunnyside Project obligations	583,030	583,030
Vehicle loan & capital leases	134,0709	62,217

TOTAL	$63,426,119	$2,860,777

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of December 31, 2006 and December 31, 2005:

Description of the Obligation	Balance at December 31, 2006	Balance at December 31, 2005	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	120,232,000	130,176,000	Quoted Bond Rates

Buzzard’s debt obligations (maturity):
Working capital loan (2008)	4,154,000	—	LIBOR + 1.250%

TOTAL	124,386,00	130,176,000

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

Notes Receivable from Officers—We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans, which amounted to $638,000 as of December 31, 2006 and December 31, 2005. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

Because of the terms of this settlement agreement, which terms represented a substantial compromise of our previous claims against the purchasers of Sunnyside, we are presently considering our rights and obligations with respect to the remaining contingent obligations of $583,000. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action relating thereto runs out after March 2007.

2007 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2007 is being compared to our historical results of operations for 2006:

Buzzard

Power generation revenues are expected to remain relatively flat in 2007 as a result of the straight-line accounting treatment of revenue under the power sales agreement. Billed revenues are expected to increase by 4% due to increased power rates. This increase will be offset by a decrease in the accrued power generation revenues. We also expect the facility to run at a lower capacity due a required maintenance shut-down in the second quarter.

Operating expenses are expected to increase slightly in 2006 primarily due to increases the planned outage expenses and other maintenance expenses.

Lease expenses are expected to increase slightly in 2006 due to increases in scheduled principal and equity payments. These increases will be partially offset by decreases in the accrued lease expenses related to the straight-line accounting treatment of the lease.

The Scrubgrass project has operated at expected levels of availability, and we believe that the prospects for the Scrubgrass facility are sound. However, the lessor of the facility has projected that Buzzard may have a shortfall in revenues available to make certain rental payments which become due commencing in June 2007. With Arclight’s assent, Buzzard and the lessor have entered into a forbearance agreement effective through July 1, 2007 and the parties have begun exploratory discussions regarding mutually acceptable options. Possible options include the restructuring of the lease agreement for the Scrubgrass facility and other agreements to which Buzzard is party. We have reviewed the lessor’s projections and have made suggestions that we believe would avoid the projected shortfall and avoid a default. However, we do not control the management of the Scrubgrass plant, and these suggestions may not be implemented. Our discussions with the lessor and Arclight regarding this matter have been constructive, and we are hopeful that a mutually acceptable outcome will be reached. Nevertheless, in the event that the parties are not able to reach agreement on a restructuring of the lease agreement and the projections prove to be valid, the missed payments would constitute an event of default by Buzzard under the lease agreement, unless the missed payments are otherwise cured. A default by Buzzard under the lease agreement is without recourse against Environmental Power.

Microgy

We expect increased revenues from Microgy in 2007, as we expect to generate revenues from our Huckabay Ridge project in Texas. Our revenues related to the operations and maintenance of the Wisconsin facilities are expected to increase slightly. We also expect to generate revenues from the sale of GHG credits.

Although we do not expect to record any costs of goods sold related to the construction of facilities that we sold under our old business model, our operating expenses will increase slightly. The operating expenses will be related to the operations of our RNG facilities and to the management of the Wisconsin facilities.

General and administrative expenses are expected to remain relatively flat. We will continue to incur substantial costs associated with the development and growth of the business.

All Other Segments

We do not expect significant changes in general and administrative expenses related to All Other Segments.

Cash Flow Outlook

During 2007, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash will be used to repay interest and principal on the ArcLight loan.

On December 31, 2006, our unrestricted cash balance was $13.8 million, as compared to $14.8 million as of December 31, 2005. In addition, our restricted cash balances were $55.5 million and $2.3 million at December 31, 2006 and December 31, 2005, respectively. As discussed further under investing activities, Buzzard is allowed to spend restricted cash contributed to the Scrubgrass maintenance fund to fund the cost of major equipment overhauls at Scrubgrass, subject to certain restrictions, and to use restricted cash representing the remaining proceeds of our $60 million tax-exempt bond financing to construct up to four planned RNG facilities in Texas, subject to certain restrictions.

We believe that our current cash balance will be sufficient to fund our minimum lease, debt obligations, current construction commitments, and our corporate overhead requirements. However, our current cash balance and our cash flows from operations will not be sufficient to fund the construction of currently planned facilities in the absence of obtaining additional financing.

Our present business strategy generally anticipates direct or indirect participation in the ownership of all facilities. We anticipate that project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. However, we cannot assure you that Microgy or any other prospective facility owner will be able to secure project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to Microgy or any other prospective project owner. Furthermore, to the extent Microgy or an affiliate is a direct or indirect owner of facilities, Microgy will need to obtain substantial additional financing to allow it to develop and construct such facilities. While we may also seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

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

Lease Expense

As a lease cost of the Scrubgrass plant, Buzzard is required to fund the lessor’s debt service which consists primarily of borrowings which bear interest at variable rates based on either quoted bond rates or LIBOR. The manager of Scrubgrass monitors market conditions for interest rates and, from time to time, enters into interest rate swaps to manage the interest payments for Scrubgrass. The interest rate swaps have the effect of converting the variable rate borrowings to fixed rate borrowings for specified time periods.

As of December 31, 2006, the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $120,232,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in lease expense of $1,202,320. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining its variable rate borrowings.

Commodity Price Risk

As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our projects, particularly where we do not have a long-term contract for the sale of the project’s output at a fixed or predictable price. At such time as Microgy’s projects begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our Texas bond financing, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation, Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBTUs per day of the output of our Huckabay Ridge facility to a counterparty under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October of 2008. In addition, as previously announced, Microgy Inc. has also entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities in an amount up to 8,000 MMBTUs per day.

Substrate Costs

We are reliant on substrate for the operation of our digesters. We are currently unable to forecast the prices or supply of substrate, and are exposed to market risk relating to the cost and availability of these materials. Substrate costs are driven by industry supply and demand, including competition by other users and recyclers of these materials, transportation costs, weather, and many other factors. Fluctuations in the availability or cost of substrate are expected and could have a materially adverse effect on the profitability of our investments. In the absence of useable substrate or substrate of sufficient quality, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, the notes thereto and the reports thereon of Vitale, Caturano & Co., Ltd., an independent registered public accounting firm, required hereunder with respect to Environmental Power Corporation and its consolidated subsidiaries are included in this report on pages F-1 through F-29 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding our directors may be found under the caption “Election of Directors” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of this annual report. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Report of the Audit Committee” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has designated John R. Cooper as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Nominees

Information regarding procedures for recommending nominees to the Board of Directors may be found under the caption “Corporate Governance—Director Candidates” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.environmentalpower.com under “Investor Relations—Corporate Governance”. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or Amex listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

Item 11.	Executive Compensation

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item may be found under the caption “Corporate Governance—Certain Relationships and Related Transactions” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Corporate Governance—Registered Public Accounting Firm’s Fees” in the Proxy Statement for our 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedules.

The following consolidated financial statement schedule is required to be filed with this annual report:

Schedule II—Valuation and Qualifying Accounts

Column A Description	Column B Balance at beginning of period	Column C Additions (charged to income tax expense)	Column D Deductions		Column E Balance at end of period
Year Ended December 31, 2006
Valuation reserve for net operating loss carry forwards	$5,762,399	$4,585,495	$		$10,347,894

Year Ended December 31, 2005:
Valuation reserve for net operating loss carry forwards	$1,829,511	$3,932,888		$—	$5,762,399

Year Ended December 31, 2004:
Valuation reserve for net operating loss carry forwards	$645,840	$1,183,671		$—	$1,829,511

(a)(3) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index appearing immediately following the signatures to this report, and is incorporated herein by this reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule for the years ended December 31, 2006, 2005 and 2004, listed in the index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2006, and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were performed for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at Item 15(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. In our opinion, the schedule referred to above presents fairly in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole for the years ended December 31, 2006, 2005 and 2004.

As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

Vitale, Caturano & Co., Ltd.

Boston, Massachusetts

March 28, 2007

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$13,794,325	$14,840,230
Restricted cash	55,485,420	2,310,540
Receivables	13,207,473	9,865,301
Fuel inventory	1,189,323	1,317,582
Unbilled revenues	—	58,448
Other current assets	251,954	1,183,269

Total Current Assets	$83,928,495	$29,575,370
Property, Plant, and Equipment, net	$460,803	$441,917
Construction in Progress	14,074,353	829,474
Lease Rights, net	1,416,483	1,565,487
Accrued Power Generation Revenues	73,332,067	77,578,268
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,700,296	2,885,796
Notes Receivable, net	1,917,704	2,361,000
Deferred Financing Costs	2,661,251	—
Other Assets	463,147	279,871

TOTAL ASSETS	$185,867,465	$120,430,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,348,345	$10,597,601
Billings in excess of revenues	—	457,719
Working capital loan	4,154,000	—

Total Current Liabilities	$17,502,345	$11,055,320
Deferred Gain, net	$2,929,901	$3,238,312
Long Term Debt	63,426,119	2,860,777
Accrued Lease Expenses	73,332,067	77,578,268

Total Liabilities	$157,190,432	$94,732,677
Minority Interests	$100	$100
Series A Preferred Stock (1)	$10,156,021	$—
Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	97,404	96,333
Additional paid-in capital	54,640,990	41,454,837
Accumulated deficit	(35,193,961)	(16,749,967)
Accumulated other comprehensive loss	—	(499,395)
Treasury stock (4)	(385,402)	(385,402)
Deferred compensation	—	2,418,985
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$18,520,912	$25,697,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$185,867,465	$120,430,049

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of December 31, 2006 and no shares issued as of December 31, 2005. Liquidation value of $15,000,000 at December 31,2006.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2006 and December 31, 2005, respectively.

(3)	$.01 par value; 21,400,000 shares authorized; 9,740,455 issued and 9,652,025 outstanding as of December 31, 2006; 21,400,000 shares authorized; 9,633,348 issued and 9,544,918 outstanding as of December 31, 2005.

(4)	88,430 shares at cost, as of December 31, 2006 and December 31, 2005.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Statements of Operations and Comprehensive Loss

	12 Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
REVENUES
Power Generation Revenues	$51,661,663	$51,711,448	$56,053,962
Microgy Revenues	2,216,216	4,088,428	3,736,427

TOTAL REVENUES	$53,877,879	$55,799,876	$59,790,389
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$29,464,416	$28,871,632	$28,625,487
Lease expenses (2)	22,091,063	20,829,876	22,065,685
Microgy
Cost of goods sold	2,099,420	6,116,487	3,736,427
General and administrative (3)	13,588,158	11,054,890	8,530,693
Depreciation and amortization	499,562	487,336	471,923

TOTAL COSTS AND EXPENSES	$67,742,619	$67,360,221	$63,430,215
OPERATING LOSS	$(13,864,740)	$(11,560,345)	$(3,639,826)
OTHER INCOME (EXPENSE):
Interest income	$568,469	$315,452	$44,525
Interest expense, net	(700,570)	(498,759)	(755,336)
Amortization of deferred gain	308,411	308,411	308,411
Other income	300	33,071	—

TOTAL OTHER INCOME (EXPENSE)	$176,610	$158,175	$(402,400)
LOSS BEFORE INCOME TAXES	$(13,688,130)	$(11,402,170)	$(4,042,226)
INCOME TAX EXPENSE (BENEFIT)	427,127	11,450	(84,045)

NET LOSS	$(14,115,257)	$(11,413,620)	$(3,958,181)

Preferred Securities Dividend Requirements	$(197,715)	$(5,000)	$(5,000)
Beneficial Conversion Feature of Preferred Stock	(4,131,022)	—	—
Loss Applicable to Common Shareholders	$(18,443,994)	$(11,418,620)	$(3,963,181)
OTHER COMPREHENSIVE INCOME :
Minimum pension liability adjustment, net of income tax (benefit) liability of ($193,188) in 2005 and ($78,680) in 2004.	$—	$294,537	$119,957
COMPREHENSIVE LOSS	$(18,443,994)	$(11,124,083)	$(3,843,224)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,634,824	7,384,458	4,583,335
Diluted	9,634,824	7,384,458	4,583,335
LOSS PER COMMON SHARE
Basic	$(1.91)	$(1.55)	$(0.86)
Diluted	$(1.91)	$(1.55)	$(0.86)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.

(3)	General and administrative expenses include non-cash compensation, labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock		Deferred Compensation	Receivable - Officers & Directors	Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Pension liability adjustment, net							119,957					119,957
Net loss						(3,958,181)						(3,958,181)
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends on preferred stock						(197,715)						(197,715)
Compensation Expense			2,053	21	2,036,087							2,036,108
Exercise of stock options			105,054	1,050	706,092							707,142
Warrants issued in connection with sale of preferred stock	281,241	10,156,021			3,893,968							3,893,968
Beneficial Conversion Feature on sale of preferred stock					4,131,022	(4,131,022)						—
Reclassification of deferred option expense					2,418,985					(2,418,985)		—
Pension liability adjustment, net							499,395					499,395
Net loss						(14,115,257)						(14,115,257)
Balance at December 31, 2006	281,251	10,156,121	9,740,455	$97,404	$54,640,990	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	18,520,912

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	12 Months Ended
	December 31, 2006	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,115,257)	$(11,413,620)	$(3,958,181)
Non-cash adjustments
Depreciation and amortization	492,149	487,336	471,923
Amortization of deferred gain	(308,411)	(308,411)	(308,411)
Amortization of deferred financing costs	7,413
Accrued interest expense	493,489	391,258	1,300
Non-cash, stock based compensation expense	2,036,108	899,970	2,320,164
Provision for bad debts	—	750,000	—
Accrued power generation revenues	4,246,201	(121,902)	(2,141,641)
Accrued lease expenses	(4,246,201)	121,902	2,141,641
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(3,342,173)	6,448,486	(3,250,258)
Decrease (increase) in fuel inventory	128,259	(48,285)	(784,276)
Decrease (increase) in unbilled revenues	58,448	566,235	(624,683)
Decrease (increase) in other current assets	931,315	(1,012,039)	22,874
Decrease (increase) in notes receivable	443,296	(3,111,000)	—
(Increase) decrease in other assets	(190,689)	184,382	(91,392)
(Decrease) in billings in excess of revenues	(457,719)	(279,363)	—
Increase (decrease) in Preferred Dividend Payable	(192,715)	—	—
Increase (decrease) in accounts payable, accrued expenses and other	3,250,139	(853,738)	2,212,278

Net cash used in operating activities	$(9,958,816)	$(7,298,789)	$(3,988,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	$(53,174,880)	$(393,653)	$(362,579)
Construction of projects	(13,244,879)	(829,474)	—
Property, plant and equipment	(176,531)	(170,342)	(111,462)

Net cash used for investing activities	$(66,596,290)	$(1,393,469)	$(474,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	$(5,000)	$(5,000)	$(5,000)
Sale of preferred and common stock	14,049,989	26,007,264	5,068,019
Net proceeds from bond financing	57,338,749	—	—
Net borrowing (repayments) of secured notes	110,385	(484,604)	(1,546,367)
Minority investments in joint venture	—	—	100
Repayments of notes receivable from officers and board members	—	1,891	5,838
Repayments of capital lease obligations	(38,532)
Decrease in current portion of notes payable	—	—	(389,535)
Exercise of stock options	707,142	282,976	48,000
Net borrowings (repayments) under working capital loan	4,154,000	(2,653,000)	219,739

Net cash provided by financing activities	$75,509,201	$23,149,527	$3,400,794
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,045,905)	14,457,269	(1,061,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,840,230	382,961	1,444,870
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,794,325	$14,840,230	$382,961

Supplemental disclosure of cash flow information
Cash Paid During the Year For
Interest	—	295,604	755,336
Income Taxes	38,000	303,679	288,523
Supplemental disclosure of non cash investing and financing activity
Beneficial conversion feature in connection with sale of preferred stock	(4,131,022)	—	—
Non-cash dividend to Series A Preferred Stock Holders	(192,715)	—	—

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND ORGANIZATION

We are a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Today, we have two operating segments, Microgy, which includes Microgy, Inc. and Microgy Holdings, LLC, which constructs, owns and operates facilities that utilize animal and food industry wastes to produce biogas and pipeline-grade gas, and Buzzard, which is comprised of our subsidiary, Buzzard Power Corporation, which owns a lease interest in an approximately 83 megawatt waste coal electrical generation facility, referred to as Scrubgrass.

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

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Environmental Power Corporation and its wholly owned subsidiaries; all significant inter-company accounts and transactions have been eliminated in consolidation. We also consolidate our investments in joint ventures based upon variable interests. If we are the primary beneficiary of the entity, we consolidate the financial statements of that entity.

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

Method of Accounting for Contracts: Revenues and profits from our Dairyland contracts, which appear as Microgy Revenues on our statement of operations, are generally recognized by applying percentages of completion for the period to the total estimated value for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period in excess of one year. Billings in excess of revenues or deferred contract revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts. Unbilled revenues and billings in excess of revenues related to our contracts at December 31, 2006, and 2005, consisted of the following:

Accounting for Contracts	December 31, 2006	December 31, 2005
Billings in excess of revenues	$—	$457,719
Unbilled revenues	—	58,448

The company records revenues for operation and maintenance of the facilities at the Dairyland Sites which appear as Microgy revenues on our income statement. Operations and Maintenance (“O&M”) revenues are recorded as services are provided and billed on a monthly basis. O&M revenues related to the Dairyland Facilities for the years ended December 31, 2006, 2005, and 2004 consisted of the following and are included in Microgy revenues:

Operations and Maintenance Revenues	December 31, 2006	December 31, 2005	December 31, 2004
O&M Revenues	$825,222	$155,850	$—

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and receivable from utility and O&M revenues. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Some of our cash balances may be subject to investment risk because some of the account balances exceed the maximum FDIC insurance amount of $100,000. Receivable from utility represents amounts due from Buzzard’s sole customer, Penelec, a subsidiary of FirstEnergy Group, a public utility with a credit rating of BBB- by Standard & Poors, pursuant to the terms of the 25 year power sales agreement. Approximately 35% of the $825,000 of Microgy’s Revenue is derived from one customer, Dairyland Power Cooperative. The company has not encountered and does not expect to encounter any collection problems with Dairyland. At December 31, 2006 this customer accounted for $64,000 or 58% of Microgy’s total accounts receivable.

Impairment of Long Lived Assets: On an annual basis, the Corporation reviews whether there are any indicators of impairment of its long-lived assets. If such indicators are present, the Corporation assesses the recoverability of the long-lived assets or group of assets by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows. If the sum of projected undiscounted future cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on using discounted future cash flows, is recorded as a charge to net income. No impairment has been recorded in 2006, 2005, or 2004.

Restricted Cash: Restricted cash includes all cash held by the disbursement agent for the Scrubgrass plant pursuant to project agreements which require requisition and/or certification by the lessor or bank to withdraw. We make scheduled deposits to restricted cash accounts which are restricted primarily for scheduled maintenance procedures. As of December 31, 2006, the balance in this account was $3.2 million. Restricted cash also includes the net proceeds from Microgy’s tax-exempt bond financing, totaling approximately $52 million as of December 31, 2006. The use of these funds is restricted to the construction and start-up operations of our four planned Texas projects, Huckabay Ridge, Mission, Rio Leche, and Cnossen, pursuant to bond agreements which require requisition and/or certification by Microgy Holdings to withdraw the funds.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fuel Inventory: Fuel inventory for the Scrubgrass plant consists primarily of handling and hauling costs and is recorded on a lower of cost or market basis with cost determined on a monthly weighted average basis.

Notes Receivable: In June 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and completed a substantial portion of the digester at Norswiss Dairy. Each digester has begun operations. The sales price for each digester is $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of $1.0 million each. Accordingly, we have valued these notes based on our current estimate of the future cash flow stream from the sale of gas, which we estimate will be $2.4 million. In 2006, the company received payments of $443,000 which was applied to these notes. As of December 31, 2006, the note has a remaining balance of $1.9 million which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

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

Construction in Progress: Construction in progress is stated at cost. Any internal costs that are capitalized shall be limited to those costs that can be directly identified with the design, engineering, or construction of a specific project and shall not include any costs related to production, general corporate overhead, or similar activities. Construction in Progress consists mainly of the Huckabay Project, but also includes land associated with MST Estates, Rio Leche Estates, Mission Biogas, LLC and Hereford Biogas, LLC, all wholly owned subsidiaries of Microgy Holdings.

Under the provisions of FAS 34, the company is able to capitalize the net of interest expense and amortization costs related to the bond financing less any interest income associated with the unspent monies from the Bond Financing to the project which is being financed by the offering. In 2006, the company capitalized $265,000 in interest, comprised of $636,000 in interest expense related to the bonds, offset by $379,000 in interest income related to interest earned on unspent monies. We also capitalized $7,000 in amortization of deferred financing costs.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Accumulated amortization of licensed technology rights was $1,009,704 and $824,204 at December 31, 2006 and 2005, respectively. Licensed Technology rights were reviewed for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2007	2008	2009	2010	2011	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	1,772,796	$2,700,296

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142. We did not have acquired goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2006. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of December 31, 2006.

Deferred Financing Costs: In 2006, we incurred deferred financing costs of $2.7 million related to our $60 million tax-exempt bond financing. Deferred financing costs are being amortized over the 30-year life of the related debt.

Estimated Amortization Expense for Financing Costs

2007	2008	2009	2010	2011	Thereafter	Total
$88,956	88,956	88,956	88,956	88,956	2,216,471	$2,661,251

Accrued Power Generation Revenue and Accrued Lease Expense: We have entered into a long-term agreement to provide electricity to Penelec that provides for scheduled rate increases. In accordance with accounting principles generally accepted in the United States of America, revenue has been recorded on the straight-line basis over the 22-year lease term. The accrual for power generation revenue is limited to the amount of accrued lease expense, as described below. Therefore, no amount for the straight lining of future revenues, which would result in profits, has been provided for in the consolidated financial statements. Accrued power generation revenue was $73,332,067 and $77,578,268 at December 31, 2006 and 2005, respectively, and represents the portion of revenue earned that has not yet been received.

We have entered into a long-term lease agreement for the Scrubgrass plant that provides for scheduled lease expense increases. In accordance with accounting principles generally accepted in the United States of America, the scheduled lease expense has been recorded on the straight-line basis over the 22-year lease term. Accrued lease expense was $73,332,067 and $77,578,268 at December 31, 2006 and 2005, respectively, and represents the portion of lease expense that has not yet been paid.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale and Lease-Back Accounting: Our 1990 sale of Scrubgrass Power Corporation, the original developer of the Scrubgrass facility, was not treated as a sale for financial accounting purposes. This was originally due to the existence of an option that enabled us to reacquire Buzzard, then a wholly owned subsidiary of Scrubgrass Power Corporation and owner of the right to lease the Scrubgrass facility, for a substantial portion of its commercial operation. We exercised our option and reacquired Buzzard in 1991 so that we would have the right to lease the Scrubgrass facility. The then-proposed lease provided Buzzard with a fair market value purchase option to acquire the Scrubgrass facility at the end of the lease. This option meant that we had retained substantial risks or rewards of ownership of Scrubgrass. Therefore, we were not permitted to recognize the sale until 1993, when we agreed to a modification to the proposed form of lease and relinquished the fair market value purchase option. Accordingly, we removed from the Consolidated Balance Sheet the gross assets and liabilities of the Scrubgrass plant and recorded a deferred gain of $6,785,035 arising from the original sale of the Scrubgrass plant in 1990. The deferred gain is being amortized over the 22-year minimum lease term given that we have continuing involvement, which commenced on June 30, 1994. Accumulated amortization of the deferred gain was $3,855,134 and $3,546,723 at December 31, 2006 and 2005, respectively.

Lease Rights: Lease rights are recorded at cost and are being amortized over the 22-year lease term for the Scrubgrass plant. Accumulated amortization of lease rights was $1,862,577 and $1,713,573 at December 31, 2006 and 2005, respectively.

Major Maintenance: We record the expense of major equipment overhauls as incurred.

Interest Payments: We classify interest payments according to the nature of our contractual obligations. Our base lease payments for interest on the Lessor’s debt obligations are reported as lease expense. Our interest payments on our own debt obligations are reported as interest expense. We paid interest on our debt obligations of $295,604 during the year ended December 31, 2005. No payments were made in 2006. In 2006 and 2005, we accrued interest of $493,491 and $391,258, respectively on the Arclight loan. Additionally, in 2006 and 2005, we accrued interest of $607,000 and $0 respectively on the tax exempt financing.

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

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less Buzzard’s preferred stock dividends, less any dividends on our Series A 9% Cumulative Convertible Preferred Stock, referred to as the series A preferred stock, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004. For the purposes of calculating anti-dilutive options, all warrants and options were calculated using the treasury stock method. The preferred stock were calculated using the “as-if converted” method

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

	Twelve Months Ended
	12/31/2006	12/31/2005	12/31/2004
(Loss) Income available to shareholders	$(14,115,257)	$(11,413,620)	$(3,958,181)
Dividends to preferred stockholders	(197,715)	(5,000)	(5,000)
Deemed Dividend on preferred stock	(4,131,022)	—	—

Earnings (Numerator)	$(18,443,994)	$(11,418,620)	$(3,963,181)
Basic Shares (Denominator)	9,634,824	7,384,458	4,583,335

Basic EPS	$(1.91)	$(1.55)	$(0.86)
Assumed exercise of dilutive stock options	—	—	—
Diluted Shares	9,634,824	7,384,458	4,583,335

Diluted EPS	$(1.91)	$(1.55)	$(0.86)
Anti-Dilutive Instruments	8,146,657	3,469,346	2,325,996

As of December 31, 2006, 2005 and 2004 respectively, there were outstanding preferred stock, options, and warrants to purchase 8,146,247, 3,469,346, and 2,325,996 shares of our common stock which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2016.

Stock Based Compensation: Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. However we did issue stock-options that were performance based. Because there was uncertainty regarding several key assumptions that are required to value performance-based options, including vesting, stock price, volatility, and discount rate, we applied variable accounting treatment to those options. When options vest, or if it was highly likely that they would vest, we expensed the options based upon the current stock price. The options were re-evaluated quarterly.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the year ended December 31, 2006 within the same operating expense line items as cash compensation paid to employees. Both cash and non-cash compensation is recognized in General and Administrative Expenses.

In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

We account for non-employee stock compensation under SFAS 123(R) and EITF 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of such equity instruments is calculated using a Black-Scholes option model.

We recognized the following total non-cash compensation expense under FAS 123(R) for the year ended December 31, 2006 and under APB 25 for the twelve months ended December 31, 2005 and 2004.

Description of Non-Cash Activities	December 31, 2006	December 31, 2005		December 31, 2004
Stock options granted to employees	$2,011,333	$	NA	$	NA
Variable accounting of performance-based options	NA		548,760		1,875,000
Stock grants to employees	4,775		86,480		92,110
Stock options granted to non-employees	20,000		264,730		353,054

TOTAL	$2,036,108		$899,970		$2,320,164

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

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We are currently evaluating the impact of the provisions of FIN 48, but do not expect it to have a material impact on our consolidated financial statements.

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Pursuant to SAB 108, registrants are required to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006 and is required to be applied by us in the current fiscal year. The application of SAB 108 did not have a material effect on our consolidated results of operations or financial condition.

NOTE C—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2006 and 2005:

Other Current Assets	December 31, 2006	December 31, 2005
Prepaid expenses	$241,958	$187,968
Taxes receivable	—	984,321
Deposits and other current assets	9,996	10,980

TOTAL	$251,954	$1,183,269

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2006 and 2005:

Property, Plant and Equipment	2006	2005
Power generating facilities:
Machinery and equipment modifications—Scrubgrass	$1,603,788	$1,163,863
Less: Accumulated depreciation	(1,455,732)	(964,023)

Sub-Total	148,056	199,840
Office:
Equipment and furniture	586,795	394,679
Less: Accumulated depreciation	(274,048)	(152,602)

Sub-Total	312,747	242,077

Construction in Progress at Huckabay Facility	$14,074,353

TOTAL	$14,535,156	$441,917

During 2006 we had no retirements of property, plant and equipment. Depreciation expense for the years ended 2006, 2005, and 2004 was $157,645, $152,832, and $122,569, respectively.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE E—OTHER ASSETS

Other assets consist of the following as of December 31, 2006 and 2005:

Other Assets	2006	2005
Scrubgrass project deposits	$439,694	$143,304
Security deposits	23,453	136,567

TOTAL	$463,147	$279,871

Scrubgrass plant deposits represent performance bonds required by state and local governing authorities for excess highway maintenance and reclamation of fuel sites.

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2006 and 2005:

Accounts Payable and Accrued Expenses	2006	2005
Accounts payable	$7,705,440	$6,952,492
Accrued expenses	3,180,451	2,823,647
Accrued Lease Payable	2,462,454
Accumulated benefit obligation—pension	—	821,462

TOTAL	$13,348,345	$10,597,601

NOTE G—RETIREMENT PLAN

Effective January 1, 1998 we established a non-contributory defined benefit pension plan (the “Plan”) covering all of its employees who were at least 21 years of age and who had completed at least one year of service. Under the Plan, the benefits payable to each employee at normal retirement age 62 were based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement that would yield the highest monthly benefit payment. Employees who had at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy was to contribute annually to the Plan the maximum amount that could be deducted for Federal income tax purposes.

As of January 1, 1998, the commencement date for the Plan, we had a projected benefit obligation of $871,130. The projected benefit obligation as of January 1, 1998 was being amortized as a prior service cost over 18 years which represents the average future years of service for the participants in the Plan at that date.

On January 1, 2003 we amended the Plan. Certain employees after 2002 had an accrued benefit plus the benefit earned under the new formula applied to years of credited service earned after 2002. The normal retirement age was increased to 65. The amended plan had a two year waiting period before employees entered the plan. Employees who joined the plan after two years were fully vested at that time. The benefit was accrued at 1.5% of the average monthly compensation for each year of credited service, without a cap. This amendment resulted in a gain of $384,359.

On September 30, 2005, we terminated the Plan. Although benefit accruals after that date were removed from the plan, all active participants received benefit accruals for the entire year since service is based on 1,000 hours for a full year. This resulted in a curtailment gain of $56,570.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2006, we completed the termination of the Plan by liquidating the Plan assets and paying $609,000 as the final settlement amount to fund the participant lump-sum payouts, the purchase of the guaranteed annuity obligations and to cover expenses of the settlement.

The following table sets forth the changes during 2005 in the projected benefit obligation for the Plan:

Projected Benefit Obligation	2006	2005
Projected benefit obligation, beginning of the year	NA	$2,433,941
Service cost	NA	145,138
Interest cost	NA	133,867
Actuarial loss	NA	35,540

Projected benefit obligation, end of the year before curtailment	NA	$2,748,486
Projected benefit obligation, end of the year after curtailment	NA	$2,482,687

The following table sets forth a reconciliation of the funded status of the Plan to the amounts recognized in the consolidated balance sheets as of December 31, 2005:

Accrued Pension Costs	2006	2005
Projected benefit obligation	$—	$2,748,486
Accumulated benefit obligation	—	2,482,687
Fair market value of Plan assets	—	(2,353,717)
Unfunded projected benefit obligation	—	128,970

The amounts recognized in the consolidated balance sheets as of December 31, 2005 consisted of:

Balance Sheet Pension Items	2006	2005
Accrued benefit liability	$—	$128,970
Intangible asset	—	—
Accumulated other comprehensive income	—	(826,950)

Net amount recognized	$—	$(697,980)

The accrued benefit liability and intangible asset are reported in accounts payable and accrued expenses and unrecognized prior pension service cost, respectively on the consolidated balance sheets. Accumulated other comprehensive income is reported, net of tax of $327,555 at December 31, 2005, in stockholders’ equity on the consolidated balance sheet.

The following table sets forth the changes during the year in the fair market value of Plan assets:

Plan Asset Changes	2006	2005
Fair market value of Plan assets, beginning of the period	$2,353,717	$1,560,729
Contributions by us to the Plan	609,000	842,286
Benefits paid	(2,879,414)	(53,408)
Return on Plan assets, net of expenses	83,303	4,110

Fair market value of Plan assets, end of the period	$0	$2,353,717

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our net periodic pension cost for 2005 are comprised of the following components:

Net Periodic Pension Cost	2006	2005
Service cost	NA	$145,138
Interest cost	NA	133,867
Expected return on assets	NA	(161,422)
Amortization of actuarial loss	NA	16,865
Amortization of prior service cost	NA	16,099

Net periodic pension cost	NA	$150,547

The actuarial assumptions used in 2005 to determine the pension benefits for the Plan were:

Actuarial Assumptions	2006	2005
Weighted average discount rate	NA	5.25%
Expected long-term return on Plan assets	NA	8.00%
Weighted average rate of increase in compensation levels	NA	5.00%

Our pension plan weighted average asset allocations at December 31, 2005, by asset category were:

Asset Allocation	2006	2005
Equity securities	NA	65%
Fixed Income securities	NA	32%
Cash	NA	3%
Total	NA	100%

NOTE G—LONG TERM DEBT

Long term debt as of December 31, 2006 and 2005 consists of:

Secured Promissory Notes Payable and Other Borrowings	2006	2005
Tax Exempt Bond Financing, including accrued interest	$60,000,000	$—
Arclight Note Payable, including accrued interest	2,709,019	2,215,530
Sunnyside Project obligations	583,030	583,030
Vehicle loan & capital leases	134,070	62,217

TOTAL	$63,426,119	$2,860,777

Tax-Exempt Bond Financing—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for the construction of four proposed renewable natural gas facilities in Texas being developed by Microgy, Inc. The bonds carry certain restrictions and covenants, including reporting requirements and use of funds. As of December 31, 2006, management believes we are in full compliance with these covenants and restrictions. Interest on the bonds will be calculated on the basis of a 360 day year of twelve 30 days months and will be payable each June 1st and December 1st.

The Arclight Loan—In September 2003, we secured a $3,700,000 loan from Arclight. The principal note carries an interest rate of 20%. Any unpaid interest that has accrued on the 15th of each month shall be capitalized and added to the balance of the note.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24-month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary. Additionally, we are required to provide Arclight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. Management believes we are in full compliance with our covenants as of December 31, 2006.

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

NOTE H—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2006, 2005 and 2004:

ANALYSIS INCOME TAX (BENEFIT) EXPENSE	2006	2005	2004
Current
Federal	(3,822,867)	(4,139,392)	(863,254)
State	(90,400)	(225,499)	195,384

Total current tax expense	(3,913,267)	(4,364,891)	(667,870)
Deferred
Federal	4,066,871	4,102,106	504,819
State	273,523	274,235	79,006

Total deferred tax expense	4,340,394	4,376,341	583,825

TOTAL INCOME TAX (BENEFIT) EXPENSE	427,127	11,450	(84,045)

Income taxes paid during the years ended December 31, 2006, 2005, and 2004 amounted to $38,000, $303,679, and $288,523, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2006	2005	2004
Federal tax (benefit) expense at 34%	(4,184,360)	(3,876,736)	(1,372,426)
State tax expense, net of federal tax benefit	(123,009)	(109,381)	91,042
Valuation allowances	4,700,170	3,932,888	1,183,671
Permanent differences	34,326	64,679	13,670

TOTAL INCOME TAX (BENEFIT) EXPENSE	427,127	11,450	(84,045)

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax (asset) liability as of December 31, 2006 and 2005 are as follows:

ANALYSIS OF DEFERRED TAX (ASSET) LIABILITY	2006	2005
Deferred tax assets
Accrued lease expense	29,767,979	31,393,000
Deferred gain (1)	1,079,989	1,192,929
Stocks and warrants	2,089,542	1,426,527
Other comprehensive income	—	325,572
Pre-acquisition net operating loss carry forward of Microgy	467,000	466,978
Federal NOL & AMT Credits	8,602,139	5,166,708
State net operating loss carry forwards	717,770	26,844

Total deferred tax assets	42,724,419	39,998,558
Deferred tax liabilities
Accrued power generation revenue	29,767,979	31,393,000
Defined benefit pension plan contribution	—	172,166
Licensed technology rights	935,600	1,001,018
Original issue discount related to the ArcLight loan	983,271	1,034,975
Deferred lease rights	575,000	635,000

Total deferred tax liabilities	32,261,850	34,236,159
Less: valuation allowances	(10,462,569)	(5,762,399)

DEFERRED INCOME TAX (ASSET) LIABILITY, net	—	—

(1)	Deferred tax effect of the sale of the Scrubgrass project for which the net gain was deferred for financial reporting purposes

As of December 31, 2006, we have federal and state net operating loss carry forwards of $25,361,423 and $8,406,123, respectively, which are available to reduce future taxable income. Certain of these net operating loss carry forwards relate to the acquisition of Microgy. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of Microgy’s pre-acquisition net operating loss carry forwards is limited to $367,911 per year.

Column A Description	Column B Balance at beginning of period	Column C Additions (charged to income tax expense)	Column D Deductions	Column E Balance at end of period
Year Ended December 31, 2006:
Valuation reserve for net operating loss carry forwards	$5,762,399	$4,700,170	$—	$10,462,569

Year Ended December 31, 2005:
Valuation reserve for net operating loss carry forwards	$1,829,511	$3,932,888	$—	$5,762,399

Year Ended December 31, 2004:
Valuation reserve for net operating loss carry forwards	$645,840	$1,183,671	$—	$1,829,511

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I— SHAREHOLDERS’ EQUITY

Stock Split

On November 19, 2004, our shareholders approved a one-for-seven reverse stock-split. The authorized amount of common shares was decreased from 150 million shares to 21.4 million shares. We have retroactively restated all historical share and per share information in the accompanying consolidated financial statements and footnotes to reflect the stock split.

Preferred Stock

On November 9, 2006, we issued 281,241 units, consisting of (i) one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and (ii) detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53.335 per unit. We received approximately $14.1 million in proceeds from this offering after paying fees and expenses. This financing is referred to below as the series A financing.

Relevant Material Terms

The terms and provisions of the series A preferred stock are set forth in the Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (the “Certificate of Designations”). Certain material terms of the series A preferred stock relevant to this response are summarized below:

The securities offered and sold to the Purchasers in the series A financing were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were sold in reliance upon the exemption from securities registration afforded by Regulation D under the Securities Act. All of the purchasers represented to us that they were “accredited investors”, as defined in Rule 501 of Regulation D. In connection with the series A financing, we entered into a subscription agreements with the purchasers, pursuant to which we were required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the series A preferred stock and issuable upon exercise of the warrants and the warrants issued to one of the placement agents.

Dividends: Each share of series A preferred stock has an initial stated value of $52.71 (the “Stated Value”), and accrues dividends at a rate of 9% per annum on the Stated Value, payable semiannually in arrears on July 1 and January 1 and accruing daily on the basis of 12 thirty-day months in a year of 360 days. The dividends are cumulative and payable in cash out of funds legally available.

Liquidation: Upon any liquidation, dissolution or winding up of Environmental Power, whether voluntary or involuntary, the holders of the series A preferred stock are entitled to receive an amount equal to 200% of the Stated Value per share, plus all accrued but unpaid dividends thereon and any accrued but unpaid liquidated damages, if any, for each share of series A preferred stock, before any distribution or payment shall be made to the holders of any other equity securities of Environmental Power, and if the assets of Environmental Power are insufficient to pay in full such amounts, then the entire assets of Environmental Power would be distributed among the holders of series A preferred stock pro-rata in accordance with the respective amounts due to each.

Voting: The series A preferred stock acquired by the purchasers was convertible into 2,812,410 shares of common stock and the holders of the series A preferred stock vote on an as-converted basis with the holders of our common stock.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion

Subject to limitations set forth in the Certificate of Designations, the holders of the series A preferred stock may convert all or any portion of their shares of series A preferred stock into shares of common stock at any time. Each share of series A preferred stock is initially convertible into a number of shares of common stock equal to the Stated Value divided by $5.271 per share (the “Conversion Price”), which initially equals 10 shares of common stock. The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalizations and the like, and is further subject to adjustment pursuant to a “weighted average” anti-dilution adjustment provision upon certain issuances or deemed issuances of common stock, provided that in no event may the Conversion Price be reduced to an amount less than $5.08 per share (subject to adjustment to reflect stock splits, stock dividends, recapitalizations and the like).

If the closing price of the common stock for each of any ten consecutive trading days exceeds $4.00 (as adjusted for stock splits, recapitalizations and the like) above the then effective Conversion Price, we may, upon written notice, cause each holder of series A preferred stock to convert all or part of such holder’s shares of series A preferred stock, provided that certain other conditions relating to trading volume and the effectiveness of a registration statement covering the underlying shares have been met.

Pursuant to the guidance in paragraph 5 of EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the proceeds from the Series A financing between the Series A Preferred Stock and the warrants based upon their estimated relative fair values as of the closing date, resulting in $10,156,021 being allocated to the series A preferred stock and $3,385,340 being allocated to the warrants. We then calculated the intrinsic value of the beneficial conversion feature embedded in the series A preferred stock. The beneficial conversion of $4,131,040 was recognized as an additional discount on the series A preferred stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of series A preferred stock set forth in the Certificate of Designation

Redemption or Change in Dividend Rate upon Certain Triggering Events

The holders of the series A preferred stock are entitled to elect to require the company to redeem the preferred stock upon certain “triggering events”. Each of the following constitutes a “Triggering Event”:

(i) the failure of the registration statement to be declared effective by the Commission on or prior to the 180th day after the original issue date of the series A preferred stock, other than as a result of an allowed delay;

(ii) if the registration statement lapses or the holders are not otherwise permitted to resell the Underlying Shares, other than as a result of an allowed delay or through an act or omission on their part for more than an aggregate of 30 calendar days (which need not be consecutive calendar days) during any 12 month period, unless the holders are otherwise able to resell underlying shares pursuant to an exemption from registration without any volume limitations;

(iii) we shall fail to deliver certificates representing Conversion Shares issuable upon a conversion hereunder that comply with the provisions hereof on or prior to the tenth (10th) trading day after such shares are required to be delivered;

(iv) we shall fail for any reason to pay in full the amount of cash due pursuant to a Buy-In (as defined below in the Certificate of Designations) within ten calendar days after notice therefore is delivered hereunder;

(v) we shall redeem more than a de minimis number of our junior securities, with certain exceptions;

(vi) we shall be party to a change of control transaction, as defined;

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(vii) there shall have occurred a bankruptcy event, as defined;

(viii) Our common stock shall fail to be listed or quoted for trading on a specified trading market for more than five consecutive trading days; or

(ix) any final monetary judgment, writ or similar final process, not subject to further appeal, shall be entered or filed against Environmental Power, any subsidiary for which there is recourse to Environmental Power or any of their respective properties or other assets for greater than $2,500,000, and such judgment, writ or similar final process shall remain unvacated, unbonded, unstayed, or unappealed for a period of 60 calendar days.

Each holder of series A preferred stock will have the right (a) in the case of the third, fourth, fifth, sixth and seventh Triggering Events described above, to cause us to redeem all of such holders shares of series A preferred stock, or (b) at the option of the holder in the case of any Triggering Event as a result of which the holder does not choose redemption, to increase the dividend rate on all of the outstanding series A preferred stock held by such Holder to 16% per annum thereafter until such time as the Triggering Event(s) is cured. The amount payable by us upon redemption in the case of an applicable Triggering Event will be 120% of the Stated Value per share of series A preferred stock (or 150% of the Stated Value per share of series A preferred stock in the case of the sixth Triggering Event as described above).

Given that the redemption provision described above does not embody an unconditional obligation requiring us to redeem the instrument at a specified or determinable date or upon an event certain to occur, the series A preferred stock is not a mandatory redeemable financial instrument. Therefore, we determined the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which would require classification as a liability, does not apply. Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. The redemption rights described above were considered outside of our control. Therefore, we recorded the portion of the proceeds attributable to the series A preferred stock as temporary equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities. The carrying value of the series A preferred stock was not accreted to its redemption value as the occurrence of the redemption event was not considered probable.

Warrants: In addition to the issuance of shares of series A preferred stock, we issued warrants to purchase an aggregate of up to 1,406,205 shares of common stock at a per share exercise price of $5.52 per share. The warrants have a term of exercise expiring in 5 years. The warrants require physical settlement or net-share settlement. We determined that the detachable warrants did not meet the definition of a derivative under FAS 133 paragraph 11(a) because they were considered contracts issued or held that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. They do not require net-cash settlement nor do they give the counterparty a choice of net-cash settlement or settlement in shares. We have considered paragraphs 12-32 of EITF 00-19 and concluded that the terms of the warrants satisfy all criteria for classification as equity.

We allocated the proceeds between the stock and the warrants based upon their estimated fair values as of the closing date, resulting in $3,385,340 being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.69%; volatility of 77% and a dividend yield of 0%.

Offering costs: One of the placement agents in the series A financing received a warrant to purchase 168,745 shares of common stock at a purchase price of $5.27 per share, exercisable for a period of six years. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions: weighted average risk free rate of 4.8%; volatility of 77% and a dividend yield of 0%. The fair value of the warrants of $508,628 was treated as an offset to the proceeds of the series A financing and credited to additional paid in capital.

Cargill Warrants

In October 2006, Environmental Power and Microgy entered into a Business Development Agreement, referred to as the BDA, with Cargill, Incorporated, acting through its Emerging Business Accelerator Unit, referred to as Cargill. Pursuant to the terms of the BDA, Cargill has agreed to use its reasonable efforts to identify potential anaerobic digester projects for development by Environmental Power and Microgy within Cargill’s network of customers, farmers and strategic business partners in North America. In consideration of Cargill’s services under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date.

In accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, due to the fact that a sufficient disincentive for nonperformance did not exist, and because the service provider’s performance was not complete, no measurement date existed for the award through December 31, 2006.

Stock Options

We maintain incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, We have granted both stock options and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25%-33% per year. The stock options generally expire 10 years from the date of grant. We issue new shares of common stock upon exercise of stock options.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining nonvested portion of all stock awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of option awards to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of three to four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized using the same method.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adopting SFAS 123R, the impact our consolidated statement of operations for the year ended December 31, 2006 on net income was $2.0 million, or $0.21 on a basic and diluted earnings per share.

Prior periods do not reflect any restated amounts as a result of the adoption of SFAS No. 123(R). If we had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the twelve months ended December 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Net (loss) income applicable to common shareholders	$(11,418,620)	$(3,963,181)
add back: compensation (income) expense under the intrinsic value method	635,241	2,320,164
subtract: additional compensation expense under SFAS 123, net of taxes	2,936,800	260,728
Net (loss) income applicable to common shareholders under SFAS 123	$(14,355,420)	$(4,223,909)
Basic EPS, as reported	$(1.55)	$(0.86)
Basic EPS, under SFAS 123	(1.94)	(0.92)
Diluted EPS, as reported	(1.55)	(0.86)
Diluted EPS, under SFAS 123	(1.94)	(0.92)

Valuation Assumptions: The fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Fair Market Per Share	$4.47	$2.14	$5.83
Assumptions
Risk-free rate of return	4.48%	3.99%	3.90%
Volatility	78.32%	41.01%	91.05%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option Life (years)	4	5	6

The employee stock-based compensation expense recognized under FAS123R and presented in the pro forma disclosure required under FAS123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock options. We base our determination of expected volatility and expected term primarily on our assessment of the historical volatility of its Common Stock and historical exercise of stock options and post-vesting termination activity.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected volatility is based on our historical stock price. The dividend yield assumption is based on our history and expectation of future dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Stock option transactions during year ended 2006, 2005 and 2004 are summarized as follows:

Outstanding Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2004	1,166,010	$5.61	7.15	$2,772,402
Issued in 2004	610,010	7.32	9.35
Expired or Exercised in 2004	(160,002)	10.13	—

Vested and exercisable at December 31, 2004	1,616,018	$5.81	7.05	$2,676,189
Issued in 2005	1,392,787	5.79	6.98
Expired or Exercised in 2005	(228,008)	5.69	—

Vested and exercisable at December 31, 2005	2,780,797	$5.81	6.87	$3,801,585
Issued in 2006	653,000	6.69	9.51
Expired or Exercised in 2006	(406,690)	6.36	—

Vested and exercisable at December 31, 2006	3,027,107	$5.93	6.75	$8,859,395

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $15.0 million

The total compensation cost related to unvested awards for restricted stock not yet recognized is $2.2 million. This amount will be charged against income over the next three years. As of December 31, 2006 there were 439,000 shares of common stock available for issuance pursuant to future stock awards.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our nonvested share awards for restricted stock during fiscal years 2004, 2005 and 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2004	290,389
Awards granted	1,298,559	$5.41
Awards vested	(828,591)
Awards canceled or expired	(159,986)	—

Nonvested at December 31, 2004	600,371
Awards granted	1,392,787	$2.57
Awards vested	(946,031)
Awards canceled or expired	(249,437)

Nonvested at December 31, 2005	797,690
Awards granted	2,227,950	$4.17
Awards vested	(1,685,934)
Awards canceled or expired	(363,049)

Nonvested at December 31, 2006	976,657

The following table shows the number of options issued under these equity plans and the number of options and warrants issued outside of these plans in 2006 and 2005. It also shows the number of shares which remain available for grants of options and other stock-based awards under each plan.

Option Plan	2006	2005	Remaining
2001 Stock Incentive Plan		186,071	150,000
2002 Director Option Plan		85,716	—
2005 Stock Incentive Plan	313,000	1,021,000	29,000
2006 Director Option Plan	90,000		210,000
2006 Equity Incentive Plan	250,000		50,000
Warrants	1,574,950	100,000	—
Total	2,227,950	1,392,787	439,000

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our series A preferred stock. In addition, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock remain outstanding or any accrued dividends on the series A preferred stock remain unpaid

In October of 2006, the company issued 281,241 shares of the series A preferred stock at an aggregate purchase price of $15 million. Dividend payments on the preferred stock are due on January 1st and July 1st of every year. In order to account for this dividend, the company has accrued $192,715 for the period from November 9, 2006, the date of issuance of the series A preferred stock, through December 31, 2006.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Buzzard paid dividends of $5,000 per year to a preferred stockholder during 2006, 2005 and 2004. The preferred stockholder is entitled to cumulative dividends of $5,000 per year and has a liquidation preference to receive $500 per share, plus any cumulative unpaid dividends, prior to the distribution of any remaining assets to common shareholders. There were no dividends in arrears to the preferred stockholder as of December 31, 2006.

Other Equity Transactions

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $638,219 and $638,219 as of December 31, 2006 and 2005. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors.

NOTE J—COMMITMENTS

Commitments	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases (1)	$173,408	$119,668	$122,341	$118,165	$79,392	$—	$612,974
Microgy Construction Commitments (2)	581,376	3,000,000	—	—	—	—	3,581,376
Separation Agreement Payments (3)	675,000	—	—	—	—	—	675,000
Arclight Loan (4)	1	1	1	1	1	2,709,016	2,709,020
Scrubgrass Lease Payments (5)	28,910,000	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	278,150,000
Scrubgrass Fuel Contracts (6)	2,942,532	3,033,907	3,125,322	3,217,262	3,313,430	3,412,655	19,045,108
Tax Exempt Bond (7)	4,200,000	4,200,000	4,200,000	4,200,000	4,200,000	132,573,200	153,573,200
Sunny Side Project Obligations (8)						583,030	583,030
Vehicle Loan and other capital leases (9)	66,046	51,186	21,303	9,290			147,825

TOTAL	$37,373,363	39,794,762	39,927,967	43,488,718	47,353,823	250,963,901	$458,902,534

1.	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $286,501, $174,334, and $157,932, in 2006, 2005 and 2004, respectively.

2.	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment, made in connection with our Microgy facilities.

3.	These commitments reflect payments for separation and retirement agreements made to Messrs. Cresci, Livingston, and Tejwani.

4.	We are obligated to make at least one payment in any 24-month period to satisfy the terms of the Arclight loan, described Note G. All distributions from Buzzard will be used to repay these obligations.

5.	We are obligated under a facility lease related to the Scrubgrass plant. The estimated remaining lease term is 13.5 years. Our Scrubgrass plant lease expense was $22,091,063, $20,829,876, and $22,065,685 in 2006, 2005 and 2004, respectively. As discussed in Item 1, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds.

6.	We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.

7.	In 2007, we are obligated to make the first scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begin in 2012.

8.	We are presently considering our rights and obligations with respect to the remaining contingent obligations of $585,000. The unsettled contingent obligations will remain recorded in our consolidated financial statements until the statute of limitations for any legal action relating thereto runs out after March 2007.

9.	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan, short-term debt obligations and long-term debt obligations. As of December 31, 2006 and 2005, the carrying amounts for cash and cash equivalents, restricted cash, receivable from utility, accounts payable, Lessee working capital loan and short-term debt obligations approximate fair value because of the short maturity of these instruments. As of December 31, 2006, the entire carrying amounts for the long-term debt obligations, or $120,232,000, of the Lessor, that Buzzard is required to pay as a base lease fee, also approximate fair value because such obligations incur interest at variable rates or quoted bond rates which approximate market rates. The carrying amount of long-term debt is approximately $63.4 million and the estimated fair value approximates the carrying amount of the investment.

NOTE L—RELATED PARTY TRANSACTIONS

On March 10, 2005, we issued options to purchase 214,290 shares of common stock at a price of $6.25 per share to TSL Partners, LLC as payment for services to be rendered. On June 29, 2005, this agreement was terminated and the option agreement was revised. The total options issued decreased to 98,571 at exercise price of $7.25 each. We recorded a $148,046 compensation expense related to this issuance. Steven Kessner, a principal of TSL Partners, LLC, was elected to our Board of Directors on August 11, 2005.

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Year Ended December 31, 2006
Revenues	51,661,663	2,216,216	—	53,877,879
Interest income	120,615	—	447,854	568,469
Interest expense	193,773	1,953	504,844	700,570
Depreciation and amortization	200,788	240,826	57,948	499,562
Amortization of deferred gain	—	—	308,411	308,411
Construction in progress	—	13,244,879	—	13,244,879
Capital expenditures	—	145,340	31,191	176,531
Pre-tax income (loss)	(2,526,942)	(6,782,078)	(4,379,110)	(13,688,130)
Identifiable assets	92,241,298	79,002,472	14,623,695	185,867,465

Year Ended December 31, 2005
Revenues	51,711,448	4,088,428	—	55,799,876
Interest income	82,760	—	232,692	315,452
Interest expense	43,998	1,514	453,247	498,759
Depreciation and amortization	237,065	209,939	40,332	487,336
Amortization of deferred gain	—	—	308,411	308,411
Construction in progress	—	829,474	—	829,474
Capital expenditures	—	14,722	155,620	170,342
Pre-tax income (loss)	(2,432,367)	(6,555,779)	(2,414,024)	(11,402,170)
Identifiable assets	92,417,636	11,403,601	16,608,812	120,430,049

Year Ended December 31, 2004
Revenues	56,053,962	3,736,427	—	59,790,389
Interest income	20,880	—	23,645	44,525
Interest expense	41,365	—	713,971	755,336
Depreciation and amortization	257,409	195,176	19,338	471,923
Amortization of deferred gain	—	—	308,411	308,411
Construction in progress	—	65,873	—	65,873
Capital expenditures	—	17,778	93,682	111,460
Pre-tax income (loss)	1,792,744	(2,631,695)	(3,203,275)	(4,042,226)
Identifiable assets	97,633,788	11,116,259	197,805	108,947,852

There were no transactions between reportable business segments. Excluding reportable business segments, we had general corporate assets and operating activities for its corporate office. General corporate assets primarily consist of cash and equivalents, office equipment, prepaid expenses and a deferred income tax asset.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarters Ended
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
	(unaudited) in thousands except per share data
REVENUES
Power Generation Revenues	$13,915	$13,907	$14,514	$9,375	$13,481	$12,962	$13,391	$11,828
Product Sales	1,257	946	1,358	527	883	290	595	448

TOTAL REVENUES	$15,172	$14,853	$15,872	$9,902	$14,364	$13,252	$13,986	$12,276
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	$6,232	$6,264	$8,186	$8,188	$6,937	$7,131	$7,832	$7,565
Lease expenses (2)	5,570	5,737	4,807	4,716	5,514	5,559	5,610	5,408
Microgy
Cost of goods sold	1,546	1,924	1,656	990	773	337	516	474
General and administrative (3)	1,261	3,249	4,371	2,175	2,471	3,138	3,325	4,654
Depreciation and amortization	117	122	121	127	127	134	115	123

TOTAL COSTS AND EXPENSES	$14,726	$17,296	$19,141	$16,195	$15,822	$16,299	$17,398	$18,224
OPERATING (LOSS) INCOME	$446	$(2,443)	$(3,269)	$(6,293)	$(1,458)	$(3,046)	$(3,412)	$(5,948)

OTHER INCOME (EXPENSE):
Interest income	$26	$72	$102	$116	$118	$207	$113	$129
Interest expense	(138)	(125)	(114)	(121)	(155)	(166)	(184)	(196)
Amortization of deferred gain	77	77	77	77	77	77	77	77
Other (expense) income	—	28	—	5	—	—	—	—

TOTAL OTHER (EXPENSE) INCOME	$(35)	$52	$65	$77	$41	$119	$6	$10
(LOSS) INCOME BEFORE TAXES	$411	$(2,391)	$(3,204)	$(6,217)	$(1,418)	$(2,928)	$(3,406)	$(5,938)
INCOME TAX EXPENSE (BENEFIT)	4	93	49	(135)	8	(7)	—	426

NET (LOSS) INCOME	$407	$(2,484)	$(3,253)	$(6,082)	$(1,426)	$(2,921)	$(3,406)	$(6,364)

Preferred Securities Dividend Requirements				$—	$(1)	$(1)	$(1)	$(194)
Beneficial Conversion Feature of Preferred Stock								$(4,131)
(Loss) Income Available to Common Shareholders				$(6,082)	$(1,427)	$(2,922)	$(3,407)	$(10,689)
Weighted Average Common Shares Outstanding
Basic	6,350	7,418	7,418	8,330	9,593	9,646	9,648	9,635
Diluted	6,684	7,418	7,418	8,330	9,593	9,646	9,648	9,635
EARNINGS PER COMMON SHARE
Basic	$0.06	$(0.34)	$(0.44)	$(0.73)	$(0.15)	$(0.30)	$(0.35)	$(1.11)
Diluted	$0.06	$(0.34)	$(0.44)	$(0.73)	$(0.15)	$(0.30)	$(0.35)	$(1.11)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.

(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.

(3)	General and administrative expenses include non-cash compensation, labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ENVIRONMENTAL POWER CORPORATION

By:	/S/ RICHARD E. KESSEL
Richard E. Kessel President and Chief Executive Officer

Date: March 30, 2007

We, the undersigned officers and directors of Environmental Power Corporation, hereby severally constitute and appoint Richard E. Kessel, Dennis Haines and John F. O’Neill, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Environmental Power Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD E. KESSEL Richard E. Kessel	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/S/ JOHN F. O’NEILL John F. O’Neill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2007

/S/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	Vice Chairman	March 30, 2007

/S/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman	March 30, 2007

/S/ JOHN R. COOPER John R. Cooper	Director	March 30, 2007

/S/ LON HATAMIYA Lon Hatamiya	Director	March 30, 2007

/S/ STEVEN KESSNER Steven Kessner	Director	March 30, 2007

/S/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	March 30, 2007

/S/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

3.01	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 2, 2004, as filed on December , 2004)

3.02	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003)

4.01	Certificate of Designations, Preferences and Rights of the Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated, November 9, 2006, as filed on November 14, 2006)

10.1	Note Purchase Agreement, dated September 4, 2003, between EPC Corporation and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.2	20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $3.7 million, made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.3	Form of 20.0% Senior Secured Note due December 31, 2012 in the original principal amount of $1.7 million, to be made by EPC Corporation in favor of Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.4	Securities Deposit Agreement, dated September 4, 2003, among EPC Corporation, Crystal Creek Coalpower Funding LLC and the Security Deposit Agent and Securities Intermediary named therein (Incorporated by reference to Exhibit 10.04 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.5	Pledge Agreement, dated September 4, 2003, between the Company and Crystal Creek Coalpower Funding LLC (Incorporated by reference to Exhibit 10.05 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.6	Management Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.06 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.7	Tax Sharing Agreement, dated September 4, 2003, between the Company and EPC Corporation (Incorporated by reference to Exhibit 10.07 to the Registrant’s Current Report on Form 8-K dated September 4, 2003, as filed on September 10, 2003)

10.8	Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit No.	Description

10.9	Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated February 22, 1989, as amended by letter agreement dated March 28, 1989, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.10	Second Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated September 27, 1989 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.11	Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 13, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.12	Amendment to the Third Supplemental Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated November 27, 1990 which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.13	Letter Agreement dated December 20, 1990 amending the Agreement for the Sale of Electric Energy from the Scrubgrass Generating Plant by and between Pennsylvania Electric Company and Scrubgrass Power Corporation dated August 7, 1987, as amended and supplemented from time to time through November 27, 1990, which was assigned by Scrubgrass Power Corporation to Scrubgrass Generating Company, L.P. on December 15, 1990 and assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.14	Management Services Agreement by and between Scrubgrass Generating Company, L.P. and PG&E-Bechtel Generating Company dated December 15, 1990, which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. PG&E-Bechtel Generating Company has assigned its rights to this agreement ultimately to U.S. Gen. (now PG&E National Energy Group) (Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.15	Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Scrubgrass Generating Company, L.P. and Bechtel Power Corporation dated December 21, 1990, which was assigned by Scrubgrass Generating Company, L.P. to Buzzard Power Corporation on June 17, 1994. Bechtel Power Corporation has assigned its rights to this agreement ultimately to U.S. Operating Services Company (now PG&E Operating Services Company) (Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

Exhibit No.	Description

10.16	First Amendment to the Agreement for Operation and Maintenance of the Scrubgrass Cogeneration Plant between Buzzard Power Corporation and, ultimately, U.S. Operating Services Company (now PG&E Operating Services Company) dated December 22, 1995 (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.17	Stock Pledge Agreement, dated December 19, 1991, between Environmental Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.18	Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.19	Appendix I to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais, which Appendix defines terms used and not otherwise defined in other contracts (Incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.20	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

10.21	Amendment No. 2, dated as of September 2, 1998, to the Amended and Restated Participation Agreement, dated as of December 22, 1995, among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Environmental Power Corporation, Bankers Trust Company and Credit Lyonnais (Incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22	Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.23	Amendment No. 1, dated as of June 1, 1996, but not executed until July 24, 1998, to the Amended and Restated Lease Agreement between Scrubgrass Generating Company, L.P., a Delaware limited partnership, as Lessor, and Buzzard Power Corporation, a Delaware corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.24	Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.25	Amendment No. 1, dated as of May 22, 1997, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997)

Exhibit No.		Description

10.26		Amendment No. 1, updated as of October 9, 1998, to the Amended and Restated Disbursement and Security Agreement between Scrubgrass Generating Company, L.P., as Lessor, Buzzard Power Corporation, as Lessee, Bankers Trust Company as Disbursement Agent and Credit Lyonnais acting through its New York Branch as Agent, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.27		Amendment No. 2 to the Disbursement Agreement, dated December 11, 2006, by and among Buzzard Power Corporation, Scrubgrass Generating Company, L.P., Deutsche Bank Trust Company, and Calyon New York Branch (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated December 12, 2006, as filed with the SEC on December 15, 2006)

10.28		Amended and Restated Lessee Working Capital Loan Agreement between Scrubgrass Generating Company, L.P., as Lender, and Buzzard Power Corporation, as Lessee, dated as of December 22, 1995 (Incorporated by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.29		First Amendment to the Amended and Restated Lessee Working Capital Loan Agreement, dated December 11, 2006, by and between Buzzard Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 12, 2006, as filed with the SEC on December 15, 2006)

10.30		Amended and Restated Lessee Working Capital Note, dated December 11, 2006, in the original principal amount of $6,000,000, issued by Buzzard Power Corporation in favor of Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated December 12, 2006, as filed with the SEC on December 15, 2006)

10.31		Settlement Agreement, dated August 3, 2000 and effective February 27, 2001, among Buzzard Power Corporation, Scrubgrass Generating Company L.P. and Pennsylvania Electric Company (Incorporated by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.32		Forbearance Agreement, dated December 11, 2006, by and between Buzzard Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated December 12, 2006, as filed with the SEC on December 15, 2006)

10.33		Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.34	*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.35		Addendum No. 2, dated as of March 7, 2005, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.36		Indemnification Agreement dated February 12, 2002 between the Company and Joseph Cresci, Donald Livingston, William Linehan, and their successors (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit No.	Description

10.37	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.38	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.39	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50 (Incorporated by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.40	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.41	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.42	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.43+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078))

10.44+	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.45+	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.46+	Form of Non-Incentive Stock Option Agreement for option grants under the Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.79 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.47+	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.48+	2006 Equity Incentive Plan (Incorporated by reference to Appendix B to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006)

10.49+	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006)

10.50+	Form of Non-Statutory Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006)

10.51+	2006 Director Option Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006)

10.52+	Form of Non-Statutory Stock Option Agreement under the 2006 Director Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006)

Exhibit No.	Description
10.53+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Company and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.54+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (SEC File No. 333-118521))

10.55+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Company and Donald A. Livingston (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on August 24, 2004 (SEC File No. 333-118521))

10.56+	Letter Agreement between the Registrant and Joseph E. Cresci, dated July 13, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.57+	Letter Agreement between the Registrant and Joseph E. Cresci, dated December 30, 2005 (Incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.58+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.59+	Letter Agreement between the Registrant and Donald A. Livingston, dated July 13, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.60+	Letter Agreement between the Registrant and Donald A. Livingston, dated December 30, 2005 (Incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.61+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Donald A. Livingston (Incorporated by reference to Exhibit 10.83 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.62+	Employment Offer Letter between the Registrant and John F. O’Neill, dated June 29, 2005 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Commission on August 12, 2005)

10.63+	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and John F. O’Neill (Incorporated by reference to Exhibit 10.81 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 128863)).

10.64+	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Commission on November 8, 2005).

10.65+	Summary of Director Compensation. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006)

10.66	Form of Common Stock Purchase Warrant issued in connection with the Registrant’s 2004 private placement of Common Stock and Common Stock Warrants (the “2004 Private Placement”) (Incorporated by reference to Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

Exhibit No.	Description

10.67	Form of Placement Agent Warrant issued in connection with the 2004 Private Placement (Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.68	Form of Common Stock Warrant to purchase 100,000 shares of Common Stock at an exercise price of $6.33 per share issued to Ladenburg, Thalmann & Co. Inc. in connection with the Registrant’s February 2005 public offering (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572)

10.69+	Employment Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006)

10.70+	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006)

10.71+	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006)

10.72	Indemnification Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006)

10.73+	Transition Agreement, dated July 17, 2006, between the Registrant and Kamlesh R. Tejwani (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006)

10.74+	Employment Offer Letter, dated October 11, 2006, between the Company and Dennis Haines (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 11, 2006, as filed with the SEC on October 16, 2006)

10.75**	Substrate Supply and Cooperation Agreement, dated July 13, 2006, between Microgy, Inc. and Liquid Environmental Solutions Corp., together with Amendment No. 1 thereto dated November 3, 2006 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006)

10.76	Business Development Agreement, dated October 23, 2006, between the Registrant, Microgy, Inc. and Cargill, Incorporated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006)

10.77	Form of Warrant to Purchase Shares of Common Stock to be issued to Cargill, Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006)

10.78	Form of Subscription Agreement for the participants in the Registrant’s private placement of its Series A 9% Cumulative Convertible Preferred Stock and Common Stock Warrants in November 2006 (the “November 2006 Private Placement”) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006)

10.79	Form of Warrant to Purchase Shares of Common Stock issued in the November 2006 Private Placement (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006)

10.80	Loan Agreement, dated as of October 1, 2006, between Microgy Holdings, LLC and the Gulf Coast Industrial Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

Exhibit No.	Description

10.81	Trust Indenture, dated as of October 1, 2006, between the Gulf Coast Industrial Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.82	Guarantee Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.83	Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.84	Support Agreement, dated as of October 1, 2006, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.85	Indemnity Letter, dated as of November 9, 2006, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.86	Management Services Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.87	Tax Sharing Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.88	Form of Facility Operating Agreement between Microgy O&M, LLC and each of MST Production Ltd., Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.89	Equity Interest Purchase Option, dated as of November 9, 2006, between Microgy, Inc. and Microgy Holdings, LLC, on the one hand, and South-Tex Morrow, Inc. (f/k/a South-Tex Treaters, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

10.90	Project Participation Agreement, dated as of November 9, 2006, between Microgy, Inc. and South-Tex Morrow, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006)

21.1	Subsidiaries of the Registrant

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

+	Management contract or compensation plan or arrangement.

*	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission

**	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commision.