Form 10-K/A
period 2006-12-31
ENVIRONMENTAL POWER CORP
filed 2007-04-30
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report of Environmental Power Corporation on Form 10-K for the fiscal year ended December 31, 2006 (the “Annual Report”) of Environmental Power Corporation (“we,” “us,” the “Company” or “EPC”) filed on March 30, 2007 with the Securities & Exchange Commission (the “SEC”) is being filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2006 and is, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2007 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Joseph E. Cresci, age 64, is a founder of our Company and has served as our Chairman since its inception in 1982 and as Chief Executive Officer from 1982 to July 2003. Previously, Mr. Cresci had held other senior management positions including CEO/Owner of a distribution business and President/COO of a subsidiary of a New York Stock Exchange listed company. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars.

Kamlesh R. Tejwani, age 46, has been our non-executive Vice Chairman since July 2006. From July 2003 to July 2006, Mr. Tejwani served as our President and Chief Executive Officer. Mr. Tejwani served as President of Target Capital Corporation, a private equity firm, from May 1996 to June 2003. His responsibilities included structuring and implementing investments for an offshore investment fund and assisting operating companies in operational and strategic planning. From April 1990 until December 1995, he served as the Chairman and Chief Executive Officer of Air-Cure Technologies, Inc., a manufacturer and marketer of air pollution control systems.

John R. Cooper, age 59, has been a director since 2003. Since 2002, he has been President of Finance of Energy Advisory Services, LLC, a financial structuring and energy consulting group. Until 2002, Mr. Cooper was a founding member of the management team at PG&E’s National Energy Group (and predecessor companies). As Senior Vice President and Chief Financial Officer, he oversaw all aspects of the structuring and arranging of financing for National Energy Group’s projects, energy trading operations, mergers and acquisitions and equity sell-downs, and was responsible for all corporate finance, treasury and insurance activities. Previously, he spent eight years with Bechtel Financing Services, Inc., where he was responsible for structuring and arranging financing for large infrastructure and energy projects. He spent three years as chief financial officer of a European oil, shipping, banking and venture capital group in Geneva, Switzerland. He is currently a Director of MachGen, LLC, SkyFuel, LLC and an advisory director of Republic Financial Corporation. He is also a founding principal, Chief Financial Officer and Director of Ocean Renewable Power Company, LLC. Mr. Cooper holds a bachelor’s degree from Trinity College (Connecticut), a master’s degree in development economics and international studies from the Johns Hopkins Nitze School of Advanced International Studies, and a master’s degree in finance from the Kellogg Graduate School of Management at Northwestern University.

August Schumacher, Jr., age 67, has been a director since 2002. Mr. Schumacher served as the third-highest ranking official in the United States Department of Agriculture in the Farm and Foreign Agricultural Service from 1997 to 2001. During this time, he was also President of the USDA’s Commodity Credit Corporation. Prior to his appointment, he directed the Department’s Foreign Agricultural Service. Earlier, Mr. Schumacher was the Senior Agricultural Project Manager for World Bank and also served as the Commissioner of Food and Agriculture for the Commonwealth of Massachusetts. He also serves as a consultant for W.K.K. Kellogg Foundation and, from 2001 to 2006, directed the Washington office of the SJH & Company, Inc. of Boston, Massachusetts, a consulting firm. Mr. Schumacher is currently a non-executive consultant to SJH & Company.

Robert I. Weisberg, age 60, has been a director since 1994. He is President and Chief Executive Officer of Alco Financial Services, LLC, a commercial asset-based lending company, and Chairman and CEO of Oceans Casino Cruises, Inc., a publicly-traded operator of casino cruise ships. He was the former President and Chief Executive Officer of Pro-Care Financial Group, Inc., and has held the positions of President and CEO of Fleet Credit Corporation and Executive Vice-President of Fleet Financial Group. A graduate of Northeastern University, he received the Executive Award from a joint program sponsored by Williams College and the Harvard Graduate School of Business. Past Chairman and President of the Commercial Finance Association, he is presently a member of the Commercial Finance Association’s Education Foundation. Mr. Weisberg is a trustee of the Monterey Mutual Fund, and has served on numerous other public, corporate and non-profit community boards. He is a Governing Member of the Reed Union School Board and Chair of Fundraising.

Lon Hatamiya, age 48, has been a Director of LEGC, LLC, an international expert consulting firm serving businesses and public agencies specializing in economic analysis and development, intellectual property valuation, international trade and related matters, since January 2004. From December 2003 to March 2004, he was an advisor to Declare Yourself, a non-profit, non-partisan organization focused on motivating young voters. From January 1999 to November 2003, Mr. Hatamiya was Secretary of the State of California’s Technology, Trade and Commerce Agency and Chairman of the Board of the California Infrastructure and Economic Development Bank. From September 1993 to January 1999, Mr. Hatamiya held various positions in the United States Department of Agriculture, including being Vice President of the Credit Commodity Corporation, and Administrator of the Agricultural Marketing Service and the Foreign Agricultural Service. He also practiced law with the international firm of Orrick, Herrington and Sutcliffe. Mr. Hatamiya holds a B.A. in Economics from Harvard University, an M.B.A. in International Business and Entrepreneurial Studies from the UCLA Anderson Graduate School of Management, and a J.D. from the UCLA School of Law.

Steven Kessner, age 54, has been the Chairman of the Board and President of The R.E. Group since 1981. In this capacity, Mr. Kessner has overseen the management and operation of the various real estate holding companies and construction and management companies of which The R.E. Group is the parent, which together own and manage approximately sixty multi-family and commercial buildings in Manhattan, comprised of almost 1,400 units and 100,000 square feet of commercial space and which are focused on further commercial development. Mr. Kessner holds a B.S. in Economics from Dartmouth College.

Executive Officers

Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, to which this Form 10-K/A relates. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee for 2006 were Messrs. Cooper, Weisberg and Hatamiya and Jessie J. Knight, Jr., who resigned from our Board of Directors in December 2006. The current members of the Audit Committee are Messrs. Cooper, Weisberg and Hatamiya. Mr. Cooper serves as chair of the Audit Committee.

Audit Committee Financial Expert

The Board of Directors has determined that John R. Cooper is, and has designated Mr. Cooper as, the “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 407(a) of Regulation S-K of the Exchange Act.

Director Nominees

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Committee and the Board of Directors.

In considering whether to recommend any particular candidate for inclusion in the Board of Director’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies certain criteria, including:

•	the candidate’s honesty, integrity and commitment to high ethical standards;

•	demonstrated financial and business expertise and experience;

•	understanding of our company, its business and its industry;

•	actual or potential conflicts of interest; and

•	the ability to act in the interests of all stockholders.

The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, New Hampshire 03801. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. We will generally consider stockholder nominations for a given year’s annual meeting of stockholders to be timely if they are received no later than 120 days before the day of the year that the proxy statement relating to the prior year’s annual meeting of stockholders is dated or, in the event the date of the annual meeting in question changes by more than 30 days from the day of the year on which the prior year’s annual meeting is held, a reasonable time before we print and send our proxy materials for the annual meeting in question.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2006, and the information provided to us by those persons required to file such reports, no such person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except as follows:

•	on May 8, 2006, Lon Hatamiya, a member of our Board of Directors, filed a late Form 4 relating to the grant of a non-statutory stock option on May 3, 2006;

•	on May 8, 2006, Robert I. Weisberg, a member of our Board of Directors, filed a late Form 4 relating to the grant of a non-statutory stock option on May 3, 2006; and

•	on November 2, 2006, Dennis Haines, our Vice President and General Counsel, filed a late Form 4 relating to the grant of a non-statutory stock option on October 16, 2006.

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

INFORMATION ABOUT EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This compensation discussion describes the material elements of compensation for the fiscal year ending December 31, 2006, that was awarded to, earned by, or paid to each of our current and former executive officers identified in the Summary Compensation Table below as our named executive officers, along with an additional executive officer. . This compensation discussion primarily focuses on the last completed fiscal year, but we also describe certain compensation actions taken before or after the last completed fiscal year to enhance the understanding of this disclosure.

The Compensation Committee of our Board of Directors oversees our executive compensation program. In this role, the Compensation Committee reviews and approves, or recommends for approval by the full Board, all compensation decisions relating to our executive officers. The Committee also oversees our stock-based compensation plans and programs.

Objectives and Philosophy of Our Executive Compensation Program

The objective of our executive compensation program is to align the interests of management with the interests of stockholders by tying a substantial portion of overall compensation opportunities provided to executive officers to the achievement of business objectives and individual performance. Our policy is to offer competitive compensation packages that will permit us to attract and retain individuals with superior abilities, and to motivate and reward such individuals on the basis of corporate performance in an appropriate fashion that is in the long-term interests of Environmental Power and its stockholders.

Our company continues to develop. As it does, we expect to develop formal criteria and programs to reward executive officers based upon an assessment of corporate, business-unit and individual performance. We expect to evaluate corporate- and unit-performance by reviewing the extent to which strategic and business-plan goals are met, including such factors as maintaining capital and operating budgets and timely accomplishment of business-development objectives, as applicable. We expect to evaluate individual performance by reviewing attainment of specified personal objectives and the degree to which teamwork and our other values are fostered.

Comparative Compensation Review Process and Benchmarking

We do not believe that compensation levels should be controlled by benchmarking. However, we believe that information regarding pay practices at other companies is useful in two respects. First, our compensation practices need to be competitive in the marketplace. Second, marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation. Accordingly, from time to time we compare our compensation packages—including levels, components, and mix—with those of other companies in the alternative energy industry, through reviews of survey data and information gleaned from filings of publicly traded companies and through information compiled and analyzed by others.

While such information may be a useful guide for comparative purposes, we believe that a successful compensation program also requires the application of judgment and subjective determinations of individual performance. Review of this information and these factors forms the basis of management’s compensation recommendations to the Compensation Committee and the Committee’s decision-making.

Use of Consultants

The Compensation Committee’s charter grants it the authority to retain outside advisors, including compensation consultants, and approve their compensation. Environmental Power is obligated to pay the

Compensation Committee’s advisors and consultants. Although management is involved in coordinating with these advisors with respect to the provision of their services, these advisors and consultants report directly to the Compensation Committee.

In June 2004, we undertook a comprehensive review of our compensation policies. At the request of the Compensation Committee, Effective Pay Practices, an outside compensation consulting firm, was hired to review our compensation practices in light of the industry in which we operate, as well as its current stage of development. Effective Pay Practices’ review supported the position that the compensation of our top executives was generally in line with that of persons with similar roles in similarly situated companies. However, the review also indicated that our employees generally ought to receive further equity incentives in the form of stock options, as well as certain adjustments in their base salaries. As a result certain stock-option grants were made and certain salary adjustments were implemented.

The Compensation Committee revisited these recommendations in the fall of 2005 in connection with its consideration of additional equity incentives to employees generally. Given our stage of development and the cash requirements of our business plan, the Compensation Committee did not recommend any increases in the cash compensation of our top executives in 2005.

We made option grants in 2006 exclusively to new-hires, including the Chief Executive Officer and General Counsel. The Compensation Committee did not engage any outside advisors to assist with those grants or any other compensation-related programs.

In the first quarter of 2007, the Compensation Committee and management began to examine what actions could be taken generally to reduce the impact of possible future stock-option exercises, in terms of dilution and in view of the limited trading volume in our common stock. In this regard, the Compensation Committee, in March 2007, sought the advice of outside counsel and also engaged Brian Foley & Company, Inc., an independent executive compensation consulting firm, to advise the Committee on certain matters relating to stock-based compensation. These matters included the possible use, in connection with future grants, of stock appreciation rights and the possible settlement, subject to the advice of tax and legal counsel, of certain existing stock options, if and when exercised, on a “net share” basis. The review of these initiatives is ongoing.*

Elements of Executive Compensation

Compensation for our executives generally consists of the following elements:

•	base salary;

•	bonuses;

•	stock-based awards;

•	health, dental, life and disability insurance and other traditional employee benefits; and

•	severance and change-in-control arrangements.

We have not had any policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, with input as requested from senior management, determines subjectively what it believes to be the appropriate level and mix of the various compensation components. Ultimately, the Compensation Committee’s objective in allocating between annual and long-term compensation opportunities is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and its stockholders. Therefore, we provide

*	An option holder who settles in-the-money options on a “net-share” basis would receive shares of our common stock equal to the difference between the market value of the shares subject to the option and their exercise price, less required withholding for taxes. An in-the-money stock-appreciation right similarly is settled through issuance of shares, or cash, reflecting the extent of the increase in stock price. Both devices are intended to reduce the dilutive effect to existing stockholders that results from an exercise of an option.

cash compensation in the form of base salary to meet estimated competitive salary norms and, to the extent our cash position permits, expect to reward superior performance on an annual basis in the form of bonus compensation. We provide non-cash compensation, principally in the form of equity-based grants such as stock options, that are intended to create incentives for the achievement both of specific objectives and/or long-term strategic goals.

Base Salary. Salary for our executives is generally set by reviewing compensation levels for comparable positions in the market, as described above, and the historical compensation levels of our executives. Salaries may then be adjusted from time to time, based upon market changes, actual corporate and individual performance and promotions or changes in responsibilities. Base salaries and other elements of compensation may also be mandated by the terms of employment and other agreements entered into with our executives, as described under “Information about Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Agreements.” In such cases, base salaries have been determined by arms-length negotiations with these executives, either in connection with their initial hiring or in connection with the retention of such executives and/or their transition to retirement or other roles with our Company.

Bonuses. Bonuses, as well as any annual increases in salaries, are expected to be based on actual corporate and individual performance compared to targeted performance criteria and various subjective performance criteria. Given what we believe are competitive base salaries, as well as our stage of development and cash position, we generally have not paid cash bonuses to our top executives over the last four years. Going forward, as our company develops, the Compensation Committee expects to work with our President and Chief Executive Officer to develop appropriate corporate and individual performance goals that can be reasonably achieved with an appropriate level of effort over the course of the year. We would expect targeted performance criteria to vary for each executive based on areas of responsibility and on the executive’s leadership. In considering bonuses in the future, the Compensation Committee does not expect to rely on a formula that assigns a pre-determined value to each of the criteria, but instead expects to evaluate each executive officer’s contribution in light of all relevant criteria and taking into account our future cash position.

Stock-Based Awards. Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards. Our stock option and equity-based award program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive’s position and the executive’s expected contributions. In 2006 we generally made stock-based awards in connection with the hiring of executives, including the Chief Executive Officer and the General Counsel. In the future, we expect to consider making awards on an annual basis in connection with our annual reviews of executive performance and compensation, as well as in connection with appropriate events, such as the promotion of the executive. The Compensation Committee expects to take into account the value of stock-based awards or other long-term compensation arrangements previously granted or entered into with the executive in making grants of stock-based awards. The value represented by previous awards, however, will not necessarily cause the Committee to forego making, or reduce the size of, a future award. We generally grant stock-based awards with installment-vesting (over a period of up to four years) but also consider possible cliff-vesting, where the grant vests all at once after a specified period, and performance-vesting in appropriate situations.

Because of the direct relationship between the value of an option and the market price of our common stock, we believe that stock options are an effective method of motivating the executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs, as well as the low trading volume our common stock has historically experienced, and because it is important to us to retain our executive officers and key employees, it is important that we utilize other forms of equity awards as and when we may deem necessary. We have begun utilizing stock appreciation rights with our employees and in the future expect to utilize them, stock option settlement on a net-share basis, and/or restricted stock awards. By doing so, we hope to achieve the same motivational and compensatory benefits associated with stock options while issuing fewer shares of our common stock.

Insurance and Other Employee Benefits. We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan. Under our 401(k) plan, so long as the employee is employed through the last day of the year in question, we generally make a matching 401(k) contribution of 50% of the employee’s contribution, up to 6% of the employee’s salary for the year, with a maximum matching contribution of $7,500.

Severance and Change-in-Control Arrangements. Compensation for executive officers also includes severance and change-in-control arrangements, which are generally reflected in the employment agreements for such officers. These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent. Changes to existing severance arrangements are also sometimes negotiated with departing executives in exchange for transition services and/or general releases. The severance and change-in-control arrangements currently in place with our current executive officers, and the severance arrangements entered into with executive officers who departed in 2006, are described in greater detail under “—Employment, Transition, Retirement, Consulting and Severance Arrangements,” “—Summary of Potential Payments Upon Termination or Change of Control” and “—Summary of Actual Payments Upon Retirement or Termination of Employment.”

Other Corporate Policies Relating to Executive Compensation

Role of Executive Officers in Determining or Recommending Executive and Director Compensation. Management plays an important role in support of the Compensation Committee’s determination of executive compensation. The most significant aspects of management’s role are:

•	evaluating key-employee performance;

•	recommending business performance targets and objectives; and

•	recommending salary levels and stock-based awards.

Our President and Chief Executive Officer assists the chair of the Compensation Committee in establishing the agenda for Committee meetings. Management also prepares meeting information for each Compensation Committee meeting. At the Committee’s request, our President and Chief Executive Officer also participates in Compensation Committee meetings to provide input if and as sought by the Committee, including but not limited to:

•	background information regarding our strategic objectives and progress toward the attainment of those objectives;

•	information on the performance of the senior executive officers; and

•	compensation recommendations as to senior executive officers other than the Chief Executive Officer.

Ultimately, however, all compensation decisions are made, or recommended to the Board of Directors, by the Compensation Committee, which makes such decisions and recommendations after considering management’s recommendations, available market data, and input from outside advisors to the Committee. In doing so the Committee engages in deliberations in executive session without the presence of the Chief Executive Officer or any other members of management.

Management does not play any role in setting non-employee director compensation. Decisions with respect to non-employee director compensation are made by the Compensation Committee based upon a review data from SEC filings and other sources.

Impact of Tax Treatment on Compensation Decisions. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying “performance-based”

compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m) and generally intend to structure our executive compensation to comply with Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Security Ownership Requirements or Guidelines. While we believe it is important for our executives to have an equity stake in our Company in order to help align their interests with those of our stockholders, we do not currently have any equity ownership guidelines for our executive officers.

Discussion of Specific Compensation Arrangements Entered into in 2006

In 2006, with the exception of John O’Neill, our Chief Financial Officer, compensation for our top executives was determined largely through negotiations with such executives in connection with the hiring of such executives or their transition to new roles, as described in more detail below. No changes were made with respect to Mr. O’Neill’s compensation in 2006.

In July 2006, we hired Richard E. Kessel to take over Kamlesh R. Tejwani’s responsibilities as our President and Chief Executive Officer. Mr. Kessel’s base salary was set at $300,000, as compared to Mr. Tejwani’s base salary of $225,000, and he was granted options to purchase 400,000 shares of our common stock, as compared to the grant to Mr. Tejwani of options to purchase 571,429. The terms of Mr. Kessel’s employment arrangements are set forth in greater detail under the heading “Information About Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Arrangements.” While Mr. Kessel’s employment terms resulted from arms-length negotiations with him, we conducted these negotiations in light of compensation arrangements for chief executives of similarly situated companies, gained through personal experience and informal inquiry. As a result, we believe that Mr. Kessel’s salary and equity compensation were set at a level commensurate with his extensive experience, with the responsibility associated with being the President and Chief Executive Officer of our Company and with the compensation afforded to executives fulfilling similar functions at similarly situated companies. We also believe that Mr. Kessel’s other employment terms are also appropriate given his experience and responsibilities as well as the terms of employment of other chief executives of similarly situated companies.

In July 2006, we entered into transition and consulting agreements with Messrs. Tejwani, Cresci and Livingston. At the time that these arrangements were entered into, our Company was engaged in several critical initiatives, including an effort to raise equity financing, an effort to raise tax-exempt bond financing for our subsidiary, Microgy, and an effort to build out the first of our facilities in Texas. We believe that it was necessary to retain access to Mr. Tejwani’s expertise with respect to the capital markets and his relationships in that field in order to complete our equity financing successfully, which was, in fact, completed in November 2006. Mr. Cresci had taken the lead on, and was deeply involved in, the tax-exempt bond financing in Texas, which was also successfully completed in November 2006. Similarly, Mr. Livingston had been tasked with the build out of the Huckabay Ridge facility in Texas, and the conclusion of agreements relating to our other proposed Texas facilities, efforts on which the success of the Texas bond financing would depend. As a result of our need to retain the services of these individuals past what would have otherwise been their separation or retirement dates, we entered into the Transition Agreement with Mr. Tejwani and the Consulting Agreements with Messrs. Cresci and Livingston described under the heading “—Employment, Transition, Consulting, Retirement and Severance Arrangements.” In addition, Mr. Cresci continued to lead the Texas bond financing effort past the September 30, 2006 expiration date of his Consulting Agreement, and to play a significant role in our federal legislative initiatives over the remainder of 2006. For these efforts, we entered into the additional letter agreement with Mr. Cresci which is also described under the heading “—Employment, Transition, Consulting, Retirement and Severance Arrangements.”

With respect to Mr. Tejwani’s Transition Agreement, his rate of compensation was a continuation of his then current base salary, and we believe that the separation benefits provided to him were consistent with those typically afforded outgoing chief executives of similarly situated companies, particularly those departing on good terms. With respect to Messrs. Cresci and Livingston, their rates of compensation were negotiated with them. As both individuals had served well beyond their originally anticipated retirement dates of December 31, 2005, and had agreed to significant reductions in their base salaries in 2004, it was necessary to increase their rates of compensation over that which they had been receiving prior to their June 30, 2006 retirement dates. Messrs. Cresci and Livingston continued to be treated as employees, but not executive officers, during the term of their respective agreements.

In October 2006, we extended an offer letter to Dennis Haines in connection with his hiring as our Vice President and General Counsel. We believe that the terms of Mr. Haines’ employment are comparable to those of executives in like positions with similarly situated companies and commensurate with his responsibilities and extensive level of corporate, commercial and administrative experience.

Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal year ended December 31, 2006 regarding the compensation of our Chairman, our President and Chief Executive Officer, our Chief Financial Officer, our former President and Chief Executive Officer and two additional former executive officers who would have been among our most highly compensated executive officers if they had been serving as executive officers on December 31, 2006. We refer to these individuals as our named executive officers. In addition, we have elected to provide information regarding the compensation of Dennis Haines, our Vice President and General Counsel, even though he served for only a portion of the fourth quarter of 2006 and therefore earned total compensation less than $100,000. We refer to Mr. Haines as the additional executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation(6)	Total
Richard E. Kessel President and Chief Executive Officer and President of Microgy, Inc.	2006	$137,500	—	—	$578,423	—	—	$6,319	$722,242
John F. O’Neill Chief Financial Officer and Treasurer	2006	$200,000	—	—	$167,066	—	—	$31,401	$398,467
Dennis Haines Vice President and General Counsel	2006	$43,750	—	—	$20,058	—	—	$3,661	$67,469
Kamlesh R. Tejwani(7) Vice Chairman and former President and Chief Executive Officer	2006	$225,000	—	—	—	—	—	$66,138	$291,138
Joseph E. Cresci(8) Chairman	2006	$210,375	—	—	—	—	—	$1,644,026	$1,854,401
Donald A. Livingston Former Executive Vice President and President of Microgy, Inc.(9)	2006	$225,000	—	—	—	—	—	$1,565,095	$1,790,095
Randall L. Hull Former President of Microgy, Inc.(10)	2006	$41,666	—	—	—	—	—	$112,140	$153,806

(1)	We did not pay any bonuses in 2006.
(2)	We did not make any awards of stock in 2006.
(3)

The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option. The assumptions we used to calculate these amounts are discussed in Note I to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	We did not pay any non-equity incentive plan compensation in 2006.
(5)	We no longer maintain a pension plan, nor do we maintain any nonqualified deferred compensation plans.
(6)	The amounts in the “All Other Compensation” column represent the following amounts for the following individuals:

Richard E. Kessel—Life insurance premium: $6,319. Mr. Kessel is entitled to (a) up to $1,000 a month in reimbursement for automobile lease payments, (b) reimbursement for automobile insurance, and (c) coverage under our medical and dental insurance policies. Mr. Kessel did not take any of these benefits in 2006.

John F. O’Neill—Automobile lease payments: $7,296; Automobile insurance premiums: $1,580; 401(k) match: $7,500; Medical insurance premiums: $13,075; Dental insurance premiums: $1,914; Life insurance premiums: $36

Dennis Haines—Automobile expense reimbursement: $2,250; Medical insurance premiums: $774; Dental insurance premiums: $92; Life insurance premiums: $545

Kamlesh R. Tejwani—Automobile lease payments: $9,084; Automobile insurance premiums: $3,414; Payout upon termination of pension plan: $40,939; Medical insurance premiums: $10,751; Dental insurance premiums: $1,914; Life insurance premiums: $36

Joseph E. Cresci—Automobile lease payments: $11,740; Automobile insurance premiums: $2,424; Consulting fees: $221,666; Payout upon termination of pension plan: $1,395,300; Medical insurance premiums: $11,784; Dental insurance premiums: $1,076; Life insurance premiums: $36

Donald A. Livingston—Auto Lease: $12,840; Automobile insurance premiums: $2,893; Consulting fees: $250,000; Payout upon termination of pension plan: $1,292,840; Medical insurance premiums: $5,928; Dental insurance premiums: $558; Life insurance premiums: $36

Randall L. Hull—Severance Payment: $100,000; Unused Vacation: $8,462; Medical insurance premiums: $3,216; Dental Insurance: $447; Life insurance premiums: $15

(7)	Mr. Tejwani stepped down as our President and Chief Executive Officer in July 2006. Mr. Tejwani remains a director of Environmental Power and serves as Vice Chairman of our Board of Directors in a non-executive capacity.
(8)	Mr. Cresci ceased to be an executive officer in July 2006, but remained as an employee through September 30, 2006, after which he served as a consultant through December 31, 2006. Mr. Cresci remains a director of Environmental Power and serves as Chairman of our Board of Directors in a non-executive capacity. Compensation for Mr. Cresci does not reflect $225,000 in accrued severance payments which he is to receive during in the second half of 2007.
(9)	Mr. Livingston ceased to be an executive officer in July 2006, but remained as an employee through December 31, 2006. Mr. Livingston resigned from our Board of Directors in January 2007 in connection with his retirement from Environmental Power. Compensation for Mr. Livingston does not reflect $225,000 in accrued severance payments which he is to receive during the second half of 2007.
(10)	Mr. Hull’s employment with Microgy, Inc. was terminated in March 2006.

The following table sets forth information regarding each grant of an award made to a named executive officer and the additional executive officer during the fiscal year ended December 31, 2006 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Date of Corporate Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards(1)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Richard E. Kessel	7/17/06 7/17/06	7/17/06 7/17/06	— —	— —	— —	— —	— —	— —	— —	250,000 150,000	$ $	6.30 6.30	$ $	979,151 774,000
John F. O’Neill	—	—	—	—	—	—	—	—	—	—		—		—
Dennis Haines	10/9/06	10/16/06	—	—	—	—	—	—	—	100,000		$5.05		$332,081
Kamlesh R. Tejwani	—	—	—	—	—	—	—	—	—	—		—		—
Joseph E. Cresci	—	—	—	—	—	—	—	—	—	—		—		—
Donald A. Livingston	—	—	—	—	—	—	—	—	—	—		—		—
Randall L. Hull	—	—	—	—	—	—	—	—	—	—		—		—

(1)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” column reflect the grant date fair value of each equity award calculated in accordance with SFAS 123(R), using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option. The assumptions we used to calculate these amounts are discussed in Note I to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Employment, Transition, Retirement, Consulting and Severance Arrangements

Employment Agreement with Richard E. Kessel

On July 12, 2006, we entered into an employment agreement with Richard E. Kessel. Mr. Kessel’s employment agreement provides for the following principal terms:

•

Employment as the our President and Chief Executive Officer commencing on July 17, 2006, referred to as the commencement date, and appointment to the our Board of Directors promptly following the satisfaction of any applicable board independence and composition requirements.

•	An initial annual salary of $300,000, subject to annual adjustment by the Compensation Committee of our Board of Directors.

•	The grant of non-qualified stock options to purchase up to 400,000 shares of our common stock, as described below.

•

Eligibility to participate on the same basis as other executives reporting directly to our chief executive officer in any bonus plan adopted by us from time to time, subject to the terms of any such plan; and

•

Such medical, dental, retirement, vacation and other benefits as are made available from time to time to our other similarly-situated employees, as well as a car allowance comparable to that afforded to our other senior executives and five weeks paid vacation each year.

Mr. Kessel’s employment agreement further provides that, notwithstanding the fact that Mr. Kessel will be an employee-at-will, the following termination provisions will apply:

•	Either we or Mr. Kessel may terminate the employment agreement upon sixty (60) days’ prior written notice.

•

In the event that we terminate the employment agreement without cause (as defined in the employment agreement), Mr. Kessel terminates the employment agreement for good reason (as defined in the employment agreement) or Mr. Kessel terminates his employment or we (or any successor company) terminates Mr. Kessel’s employment for any reason within 180 days following a change in control (as defined in the employment agreement), Mr. Kessel will be entitled to the following:

•	continued coverage under our benefit plans through the termination date;

•	payment of all earned but unpaid compensation (including accrued unpaid vacation) through the effective date of termination, payable on or before the termination date;

•	reimbursement of any monies advanced or incurred by Mr. Kessel in connection with his employment for reasonable and necessary business expenses incurred on or before the termination date;

•

payment of the equivalent of the base salary he would have earned over the next 18 months, less necessary tax withholdings, at his then current base salary rate, referred to as the severance payment, payable in a lump sum on the first business day following the six (6) month anniversary of the effective date of termination, to the extent required by Section 409A of the Internal Revenue Code of 1986, as amended, referred to as the Code, or, if not so required by Section 409A of the Code, then in a lump sum on the first business day following termination;

•

that portion of any annual bonus that Mr. Kessel would have been eligible to earn for the fiscal year in which his employment terminated, assuming that Environmental Power’s performance is deemed to continue at the same rate for the remainder of the fiscal year, as is represented by the number of days Mr. Kessel was employed up to the date of termination divided by 365, referred to as the pro-rata bonus;

•	health benefit continuation for a period of 18 months at the same level as he was receiving prior to the termination; and

•

a number of outstanding unvested stock options and restricted stock, if any, previously granted to Mr. Kessel shall vest upon such termination in amount equal to the stock options and restricted stock that would have vested solely as a result of the passage of time (but not as the result of any other performance measure, stock price or other target) over the twelve (12) month period after such termination if Mr. Kessel remained employed by us, referred to as the accelerated vesting.

•	In the event that Mr. Kessel dies or become incapacitated, he or his estate will be entitled to receive:

•	payment of all earned but unpaid compensation through the effective date of termination, as specified in the notice;

•	bonus in a deemed amount; and

•	whatever benefits to which he or his estate may be entitled pursuant to our benefit plans.

•

In the event that Mr. Kessel’s employment is terminated by us for cause, he will be entitled to receive only his earned but unpaid compensation, comprised of base salary and accrued vacation, through the date of termination.

Mr. Kessel’s employment agreement also contains customary proprietary information and assignment of inventions provisions. Furthermore, the employment agreement provides that, during such time as Mr. Kessel is employed by us and for a period of two years thereafter, Mr. Kessel will not

•

engage in any business or enterprise, whether as owner, partner, officer, director, employee, consultant, investor, lender or otherwise, except as the holder of not more than 1% of the outstanding stock of a publicly-held company, that develops, manufactures, markets, licenses, sells or provides any product or service that utilizes or relates to any digester technology, or

•	solicit certain of our employees or customers.

On July 18, 2006, in accordance with the terms of his employment agreement, we entered into two non-statutory option agreements with Mr. Kessel. The option agreements provide for the following principal terms:

•

The first option agreement relates to the grant of an option under the our 2005 Equity Incentive Plan to purchase up to 250,000 shares of our common stock at an exercise price of $6.30 per share, the fair market value of our common stock on July 17, 2006, the date of grant and the date Mr. Kessel commenced his employment, referred to as the commencement date. This option vests as follows:

•	100,000 shares vest on the six-month anniversary of the commencement date,

•	100,000 shares on the 18-month anniversary of the commencement date, and

•	50,000 shares on the 24-month anniversary of the commencement date.

In addition, this option vests in full upon a change in control, as defined in Mr. Kessel’s employment agreement.

•

The second option agreement relates to the grant of an option under our 2006 Equity Incentive Plan to purchase up to 150,000 shares of our common stock at an exercise price of $6.30 per share. This option vests only if our common stock closes at a price per share equal to or in excess of $10.00 on or prior to December 31, 2007. In addition, this option vests in full upon a change in control, as defined in Mr. Kessel’s employment agreement, but only if such change in control occurs on or before December 28, 2007.

Employment Agreement and Transition Agreement with Kamlesh R. Tejwani

On July 3, 2003, we entered into an employment agreement and a related non-statutory stock option Agreement with Mr. Tejwani. These agreements were amended on March 29, 2004. Mr. Tejwani’s employment agreement had a term expiring on July 3, 2006, and included the following principal terms:

•

An annual base salary of $225,000, subject to discretionary salary increases and annual discretionary bonuses determined by our Board of Directors. Mr. Tejwani’s salary was not increased during the term of his employment, nor were any bonuses paid to him.

•	Full health care coverage, paid vacation and the use of a company leased vehicle

•

The grant of a non-statutory stock option, which as made in July 2003 and subsequently amended in March 2004. Mr. Tejwani’s amended non-statutory stock option agreement provides for options to acquire 571,429 shares of our common stock that are exercisable in two tranches.

•	The first tranche consists of 357,143 options exercisable at $1.75.

•	The second tranche consists of 214,286 options exercisable at $7.00.

•

The options were to vest upon the successful completion of one or more qualified financings, defined as the sale of equity securities of Environmental Power or Microgy on or before July 3, 2006, provided that the first such financing results in gross proceeds of at least $3,500,000. The options were to vest in the same percentage as the percentage of $8,000,000 that the gross proceeds in each qualified financing represents, with such percentage applied to the lower-priced options first. As of March 31, 2005, all of Mr. Tejwani’s options had vested.

On April 11, 2006, we entered into a letter agreement with Mr. Tejwani relating to his employment agreement, providing that any severance or other benefits to which Mr. Tejwani may be entitled following termination of his employment will be payable beginning on the first day of the seventh month following separation of service, with the aggregate amount of what would otherwise be the first seven months of installments to be paid at the beginning of the seventh month following separation from service. The purpose of this letter agreement was to bring such severance arrangements into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On July 17, 2006, following the expiration of Mr. Tejwani’s employment agreement, we entered into a transition agreement with Mr. Tejwani. The transition agreement provided for the following principal terms:

•	Mr. Tejwani resigned from his positions as our President and Chief Executive Officer, effective July 17, 2006.

•

Mr. Tejwani retained his position as Vice Chairman, in which capacity he agreed to provide such services, and undertake such projects, as our Board of Directors or Chief Executive Officer may direct, on a substantially full-time basis, until at least June 30, 2007, or such earlier date as we may determine.

•	Mr. Tejwani would continue to receive his current salary for the entire transition period.

•

Mr. Tejwani’s separation from employment would be deemed to be a termination without cause for purposes of his non-statutory stock option agreement, such that such option would remain exercisable throughout its original term.

•	Following the transition period, unless he is terminated for cause, as defined in the transition agreement, Mr. Tejwani would be entitled to separation payments and benefits, as follows:

•

Separation payments equal to one year’s base salary ($225,000), beginning with a lump sum payment equal to six months’ base salary on the date which is six months after the end of his employment with us, with the balance paid in equal monthly installments thereafter.

•

During the 12-month period following the later of (i) December 31, 2006 or (ii) the end of his employment with us, we will continue to provide Mr. Tejwani with his current medical, dental and life insurance benefits.

•	In addition, if Mr. Tejwani’s services are terminated prior to December 31, 2006, he would be entitled to be paid his current salary and benefits through such date.

•

During the transition period and, if the transition period is terminated without cause, until June 30, 2007, we will continue to provide Mr. Tejwani with his current car lease and cell phone reimbursement, as well as office space and office equipment in New York City comparable to his current arrangements.

Mr. Tejwani’s transition agreement is in lieu of and supersedes Mr. Tejwani’s employment agreement, except that the proprietary information, assignment of inventions, non-competition and non-solicitation provisions of his employment agreement survive. Mr. Tejwani and Environmental Power mutually agreed that Mr. Tejwani’s employment under the transition agreement would cease effective December 31, 2006. Mr. Tejwani continues to serve in a non-executive capacity as Vice Chairman of our Board of Directors.

Employment Offer Letter with John F. O’Neill

On June 29, 2005, we entered into an employment offer letter with John F. O’Neill regarding Mr. O’Neill’s employment as our Chief Financial Officer and Treasurer. The offer letter, which is effective as of July 1, 2005, provides for the following principal terms:

•	An annual salary of $200,000;

•

The grant of a non-qualified option to purchase 150,000 shares of our common stock, with 50,000 shares vesting on July 1, 2005, and the balance vesting in two equal annual installments on July 1, 2006 and July 1, 2007, at an exercise price equal to the fair market value of our common stock on the date of grant;

•

Eligibility to participate on the same basis as other executives reporting directly to our Chief Executive Officer in any bonus plan adopted by us from time to time, subject to the terms of any such plan; and

•

Such medical, dental, retirement, vacation and other benefits as are made available from time to time to our other similarly-situated employees, as well as a car allowance comparable to that afforded to our other senior executives.

Mr. O’Neill’s employment offer letter further provides that, notwithstanding the fact that Mr. O’Neill will be an employee-at-will, he will be entitled severance equal to 12 months of his then current base salary if he is terminated without cause. In addition, if Mr. O’Neill is terminated without cause within six months following a change in control of Environmental Power, the vesting of the option described above will accelerate in full.

Employment Offer Letter with Dennis Haines

On October 11, 2006, we entered into an employment offer letter with Dennis Haines regarding Mr. Haines’ employment as our Vice President and General Counsel. The employment offer letter provides for the following principal terms:

•	An annual salary of $210,000.

•

The grant of one or more non-statutory stock options to purchase an aggregate of 100,000 shares of our common stock, vesting in three installments of 25,000 shares each on the six, 12 and 24 month anniversaries of Mr. Haines’ hire date, and with respect to an additional 25,000 shares in the event that the closing price of our common stock equals or exceeds $10.00 per share on or before December 31, 2007. The options have an exercise equal to the fair market value of our common stock on the date of grant. Mr. Haines will be eligible for future awards under equity compensation plans adopted by us from time to time for which our senior executives are generally eligible, with the level, terms and conditions of such participation determined by the our Board of Directors in its sole discretion.

•

Eligibility to participate at the same level as other executives reporting directly to our Chief Executive Officer in any bonus plan adopted by us from time to time, subject to the terms of any such plan.

•	The following benefits, as well as such other medical, dental, retirement and other benefits as are made available from time to time to our other senior executives:

•	An automobile allowance not to exceed $750.00 per month;

•	Reimbursement for long-term disability and life insurance coverage premiums paid by Mr. Haines, in an amount not to exceed $5,000.00 per year; and

•	Reimbursement for the costs of continuing legal education, professional license fees and membership in a professional organization, up to a maximum of $1,750.00 annually.

Mr. Haines employment offer letter further provides that, notwithstanding the fact that Mr. Haines will be an employee-at-will, he will be entitled severance equal to 12 months of his then current base salary if he is terminated as a result of job elimination or termination without cause, and not as a result of discharge for cause, retirement, disability, death or voluntary resignation, with such severance payable in a lump sum upon termination. In addition to severance, Mr. Haines will also be entitled to reimbursement for 12 months of continued medical coverage.

Retirement Arrangements with Joseph E. Cresci and Donald A. Livingston

On July 13, 2005, we entered into letter agreements with each of Joseph E. Cresci, who was then our executive Chairman, and Donald A. Livingston, who was then our Executive Vice President and a member of our

Board of Directors, referred to as the executives, regarding certain compensation, transition and retirement arrangements for the executives. The letter agreements, which were effective as of July 13, 2005, provided for the following principal terms:

•

Each executive agreed to continue to serve in his then-current position as an employee of our company until December 31, 2005, provided, however, that in the event that all of the options described below were vested as of such date, our Board of Directors may elect to extend such period of employment until no later than June 30, 2006, unless a later date is mutually agreed upon between us and the executive, with the date ultimately determined or agreed upon being referred to as the retirement date.

•

During the period ending on the retirement date, referred to as the transition period, we agreed to continue to pay each executive his then-current salary ($225,000 per year), and to provide the executive with his then-current benefits. In addition, provided the executive continued to perform his duties for the entire transition period, then, for the 12-month period following the retirement date, we agreed to continue to pay the executive an amount equal to his then-current salary, plus such benefits as were then enjoyed by such executive. Thereafter, we agreed to provide each executive with family medical insurance until the executive is eligible for Medicare.

•

Each executive agreed to mentor the president of Microgy and such other officers or employees of Environmental Power or Microgy as the Board may reasonably request, and to provide support for the business development efforts of Environmental Power and its subsidiaries consistent with their historical positions, responsibilities and activities.

•

We granted a non-statutory stock option to each executive to purchase up to 200,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The vesting of the options was based on the achievement of certain corporate goals related to the business development efforts of Microgy, to which the executives were expected to make a significant contribution during the transition period. The options vested as follows:

•

75% of the shares subject to each option would vest if, on or before October 31, 2005, management presented to our Board of Directors one or more agreements involving South-Tex Treaters, Inc. or a comparable provider of gas scrubbing equipment and services relating to one or more projects in the Southwestern United States providing for the development or construction of the equivalent of an aggregate of 10 digesters having a capacity of 700,000 gallons each, and the board authorized further investment in such project or projects and, therefore, determined that the shares should vest.

•

25% of the shares subject to each option would vest if, on or before December 31, 2006, in addition to the projects referred to above, management presented to our Board of Directors one or more agreements and/or a report regarding completed development steps pertaining to a second project or group of projects of an aggregate size comparable to the project or projects described above, and the board authorized further investment in such project or projects and, therefore, determined that the shares should vest.

•

In the event that, following the presentation of any project or projects to our Board of Directors as described above, if at any time during the 12-month period following such presentation, we should later determine to invest any corporate resources (including the time of corporate personnel) in pursuit of such project or projects, then such investment would be deemed to have been approved by the board within the time periods set forth above and the option shall be deemed to be vested as to the percentage of shares related thereto.

•

In the event that the executive were terminated by our Board of Directors without cause prior to the retirement date, the executive would be entitled to severance equal to 12 months’ of his current base salary, paid in accordance with our usual payroll practices, together with all other payments or benefits otherwise contemplated by the letter agreement. In addition, all options would vest in full, except to the extent that such termination occurs after the date for satisfaction of the applicable vesting criteria and such vesting criteria have not been satisfied on or prior to such date.

On December 30, 2005, we entered into an amendment to the July 13, 2005 letter agreement with Mr. Cresci. The amendment provides for the following principal terms:

•

Mr. Cresci’s retirement date as set forth in the July 13, 2005 letter agreement was extended to June 30, 2006. During the remainder of the transition period ending on such date, Mr. Cresci was to provide such support for the business development efforts of Environmental Power and Microgy as we may reasonably request, consistent with the relocation of Mr. Cresci’s principal residence to Florida and a part-time schedule.

•

Mr. Cresci’s salary during the period beginning on January 1, 2006 and continuing through the retirement date was to be 50% of his current salary, and his benefits were to remain the same as those he then enjoyed.

In addition, this amendment made clear that any retirement or severance payments and benefits to which Mr. Cresci is entitled will be paid in such manner and at such times as we and Mr. Cresci agree will be compliant with Section 409A of the Code. The other terms of Mr. Cresci’s letter agreement were unaffected. On April 11, 2006, we entered into a further amendment to Mr. Cresci’s letter agreement providing for the resumption by Mr. Cresci of a full-time schedule for the remainder of the transition period, as defined in his original letter agreement, which ended on June 30, 2006, and the restoration of Mr. Cresci’s full salary as of the end of 2005, effective April 1, 2006 for the remainder of the transition period.

Also on December 30, 2005, we entered into a further letter agreement with Donald A. Livingston, relating to his July 13, 2005 letter agreement, confirming that Mr. Livingston’s retirement date had been extended to June 30, 2006 and that Mr. Livingston’s principal responsibilities would be to lead a team devoted to Microgy’s project development efforts. In addition, this letter agreement made clear that any retirement or severance payments and benefits to which Mr. Livingston is entitled will be paid in such manner and at such times as we and Mr. Livingston agree will be compliant with Section 409A of the Code. The other terms of Mr. Livingston’s original letter agreement were unaffected.

In connection with the extension of Mr. Livingston’s retirement date pursuant to the December 30, 2005 letter agreement, on December 30, 2005, the Compensation Committee of our Board of Directors authorized the grant to Mr. Livingston of a bonus unit award under our 2005 Equity Incentive Plan. The bonus unit award provided for the following principal terms:

•

An award of 7,000 bonus units, each of which is a unit of value, valued by reference to the increase, if any in the fair market value of a share of our common stock over the initial value. The “initial value” of each bonus unit was $7.00 per unit.

•

Each bonus unit represented the right, subject to the terms of our 2005 Equity Incentive Plan and the bonus unit award agreement, to receive a payment, in cash or in shares of common stock, at the discretion of the Compensation Committee, on the bonus date, equal to the positive difference, if any, between the initial value and the fair market value of a share of the common stock on June 30, 2006, which is the bonus date for purposes of the bonus unit award. Bonus units were used solely as units of measurement and were not shares of our common stock.

•

The bonus units were to vest, if at all, only if our Board of Directors or the Compensation Committee, as the case may be, determined, in its sole discretion, that Microgy’s pipeline gas development team, of which Mr. Livingston is a member, has made a significant contribution to the advancement of the business of Environmental Power and Microgy.

•

Mr. Livingston was required to continuously remain an employee of, or consultant or advisor to, Environmental Power or Microgy and a member of the pipeline gas development team, from the grant date through and including the bonus date, or the bonus units and the right to any payment in respect thereof would be immediately forfeited.

The bonus unit award to Mr. Livingston was one of several such awards made in equal amounts to Mr. Livingston and the other members of Microgy’s pipeline gas development team, which is comprised of seven Microgy employees and consultants tasked with furthering the development of projects related to Microgy’s pipeline gas business. As the closing price of our common stock was $6.55 on June 30, 2006, less than the $7.00 initial value, none of the bonus unit awards had any value, and, therefore, no determinations were made as to vesting by our Board of Directors or the Compensation Committee, no payments were made to Mr. Livingston or any other recipient in connection with such awards, and such awards expired by their terms.

Consulting Agreements with Joseph E. Cresci and Donald A. Livingston

On July 17, 2006, we entered into consulting agreements with each of Messrs. Cresci and Livingston in connection with their transition to non-executive roles with Environmental Power and the expiration of their transition periods under their letter agreements described above. The consulting agreements, which were retroactive to July 1, 2006, provided for the following principal terms:

•

Each of Messrs. Cresci and Livingston agreed to provide such services, and undertake such projects, as our Board of Directors or Chief Executive Officer directed, on a substantially full-time basis, during the period ending on December 31, 2006, in the case of Mr. Livingston, and September 30, 2006, in the case of Mr. Cresci.

•	Each of Messrs. Cresci and Livingston were compensated at the rate of $41,666.66 per month during their respective consulting period.

•	The consulting agreements contained customary proprietary information and assignment of inventions provisions.

•

Messrs. Cresci and Livingston each agreed that they will not compete with Environmental Power or its subsidiaries, or solicit their employees, during the consulting period and for a period of five (5) years thereafter.

The earlier letter agreements between us and each of Messrs. Cresci and Livingston, dated July 13, 2005, as amended to date, were unaffected by the terms of the consulting agreements and remain in full force and effect.

Consulting Letter Agreement with Joseph E. Cresci

On December 19, 2006, we entered into a consulting letter agreement with Mr. Cresci, pursuant to which we agreed to compensate him for consulting services rendered since September 30, 2006, the date on which his consulting agreement described above expired, as well as to compensate him for services expected to be rendered by him through December 31, 2006. In consideration of his services in connection with our tax-exempt bond financing in Texas, as well as his continued services in connection with certain legislative initiatives through the end of this year, we agreed to pay Mr. Cresci the following amounts in a lump sum on January 2, 2007 following completion of such services:

•	$41,666.66 in respect of services rendered for the month of October 2006;

•	$30,000.00 in respect of services rendered for the month of November 2006; and

•	$25,000.00 in respect of services rendered for the month of December 2006.

Current Status of Messrs. Cresci and Livingston and Retirement Arrangements

Messrs. Cresci and Livingston ceased to be employees of Environmental Power on September 30, 2006 and December 31, 2006, respectively. Mr. Cresci continues to serve on our Board of Directors as non-executive Chairman. Mr. Livingston resigned from all positions with Environmental Power and its subsidiaries on January 8, 2007 in connection with his retirement. We anticipate that retirement payments to Messrs. Cresci and Livingston under their original letter agreements will commence in July 2007.

Release and Agreement with Randall L. Hull

On June 12, 2006, Environmental Power and Microgy entered into a release and severance agreement with Randall L. Hull, the former President of Microgy, regarding the terms and conditions of the severance arrangements relating to our termination of Mr. Hull’s employment as of March 14, 2006, referred to as the termination date. The release and severance agreement, which was effective as of May 19, 2006, provided for the following principal terms:

•

Severance payments in the aggregate amount of $100,000, of which an advance of $33,205.16 had been paid by us to Mr. Hull as of the date of such agreement as further consideration for his non-competition obligations and consulting and transition services provided by Mr. Hull after the termination date, with the balance payable in a lump sum on the first business day following the six month anniversary of the termination date;

•

In exchange for the payments due to Mr. Hull pursuant to such agreement, Mr. Hull released Environmental Power, Microgy and their affiliates from any and all claims that he may have had in connection with his employment with Microgy and the termination thereof; and

•

All payments paid or due to be paid to Mr. Hull pursuant to such agreement were contingent upon Mr. Hull’s observance and performance of his obligations pursuant to the such agreement and that certain employee proprietary information and inventions agreement executed by Mr. Hull in connection with the commencement of his employment with Microgy.

We fulfilled our obligations under the release and severance agreement with Mr. Hull by payment in September 2006 of the remaining severance due to Mr. Hull thereunder.

Stock Option Grants

As reported in the Grants of Plan Based-Awards table above, we have granted stock options to our principal executive officer and the additional executive officer during 2006, the terms of which are described above. All stock options are granted with an exercise price equal to the closing price per share of our common stock reported by the American Stock Exchange on the grant date.

Information Relating to Equity Awards and Holdings

The following table sets forth information regarding unexercised stock options, stock that has not vested and equity incentive plan awards for each of the named executive officers outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard E. Kessel	—	250,000 150,000	— —	$ $	6.30 6.30	7/16/2016 7/16/2016	— —	— —	— —	— —

John F. O’Neill	100,000	50,000	—		$5.48	6/26/2015	—	—	—	—

Dennis Haines	—	100,000	—		$5.05	10/15/2016	—	—	—	—

Kamlesh R. Tejwani	357,143 178,572 35,714	— — —	— — —	$ $ $	1.75 7.00 7.00	1/3/2011 1/3/2011 1/3/2011	— — —	— — —	— — —	— — —

Joseph E. Cresci	142,858 200,000	— —	— —	$ $	7.00 5.70	3/29/2014 7/13/2010	— —	— —	— —	— —

Donald A. Livingston	142,858 200,000	— —	— —	$ $	7.00 5.70	3/29/2014 7/13/2010	— —	— —	— —	— —

Randall L. Hull	—	—	—		—	—	—	—	—	—

(1)	The vesting provisions of each of the unvested options described in the foregoing table are described above under the heading “—Employment, Transition, Retirement, Consulting and Severance Arrangements.”

OPTION EXERCISES AND STOCK VESTED

No options were exercised by any of the named executive officers or the additional executive officer during 2006. In addition, none of the named executive officers or the additional executive officer hold any stock awards.

The following table sets forth certain information with respect to accumulated benefits and payments during 2006 to the named executive officers and the additional executive officer under our pension plan, which was terminated effective in September 2005.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard E. Kessel	—	—	—	—
John F. O’Neill	—	—	—	—
Dennis Haines	—	—	—	—
Kamlesh R. Tejwani	EPC Retirement Plan	1.25	$40,939	$40,939
Joseph E. Cresci	EPC Retirement Plan	7.75	$1,395,300	$1,395,300
Donald A. Livingston	EPC Retirement Plan	7.75	$1,292,840	$1,292,840
Randall L. Hull	—	—	—	—

Effective January 1, 1998 we established the EPC Retirement Plan, a non-contributory defined benefit pension plan covering all of our employees who were at least 21 years of age and who had completed at least one year of service. Under the EPC Retirement Plan, the benefits payable to each employee at normal retirement age 62 were based on years of service and compensation during the three consecutive years of the latest 10 years immediately preceding retirement that would yield the highest monthly benefit payment. Employees who had at least 20 years of service at the time of their retirement would receive the maximum retirement benefit. Our general funding policy was to contribute annually to the EPC Retirement Plan the maximum amount that could be deducted for Federal income tax purposes.

On January 1, 2003 we amended the EPC Retirement Plan. Certain employees after 2002 had an accrued benefit plus the benefit earned under the new formula applied to years of credited service earned after 2002. The normal retirement age was increased to 65. The amended plan had a two year waiting period before employees entered the plan. Employees who joined the plan after two years were fully vested at that time. The benefit was accrued at 1.5% of the average monthly compensation for each year of credited service, without a cap.

On September 30, 2005, we terminated the EPC Retirement Plan. Although benefit accruals after that date were removed from the plan, all active participants received benefit accruals for all of 2005 since service is based on 1,000 hours for a full year. The payments made during 2006 as reflected in the table above relate to the distribution of all accumulated benefits under the EPC Retirement Plan to the named participants.

Payments Upon Termination or Change of Control

We have entered into employment agreements with each of the named executive officers and the additional executive officer. These employment agreements provide for payments and benefits to the executive officer upon termination of employment or a change of control of Environmental Power under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment, Transition, Retirement, Consulting and Severance Arrangements.” Furthermore, we entered into letter agreements in 2005 with each of Messrs. Cresci and Livingston relating to their retirement from active employment with Environmental Power. For information regarding these letter agreements, see —Employment, Transition, Retirement, Consulting and Severance Arrangements.” In addition, we entered into a separation agreement with Mr. Hull in connection with his termination from employment that provided for actual payments and benefits to Mr. Hull. For more information regarding this separation agreement, see “—Employment, Transition, Retirement, Consulting and Severance Arrangements.”

The following tables set forth information regarding potential payments and benefits that each named executive officer and the additional executive officer who was serving as an executive officer on December 31, 2006 would receive upon termination of employment or a change of control of Environmental Power under specified circumstances, assuming that the triggering event in question occurred on December 29, 2006, the last business day of the fiscal year.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

	Termination without Cause*			Voluntary Resignation
Name	Cash Payments(1)	Value of Benefits(2)	Value of Options with Accelerated Vesting(3)	Cash Payments
Richard E. Kessel	$450,000	$53,489	$255,000	—
John F. O’Neill	$200,000	—	—	—
Dennis Haines	$210,000	$28,365	—	—

	Immediately upon a Change of Control	Termination in Connection with a Change of Control
Name	Value of Options with Accelerated Vesting(3)	Cash Payments(1)	Value of Benefits(2)	Value of Options with Accelerated Vesting(3)
Richard E. Kessel	$1,020,000	$450,000	$53,489	(4)
John F. O’Neill	—	$200,000	—	$168,500
Dennis Haines(5)	—	$210,000	$28,365	—

*	Potential payments also apply in the case of termination of employment by Mr. Kessel for good reason, as defined in his employment agreement.
(1)	The amounts in this column reflect a lump sum payment equal to annual base salary in effect on December 29, 2006. Mr. Kessel would also be entitled to a pro-rata portion of any bonus to which he would have been eligible. No bonuses have been or are expected to be paid in respect of services rendered in 2006.
(2)	Represents the aggregate value of medical, dental and life insurance premiums, and automobile lease and insurance payments or automobile expense reimbursement, as applicable, provided or expected to be provided to the named executive, in each case based on the amount of such benefits to which such executive was entitled in 2006.
(3)	The amounts in this column are calculated based on the difference between $8.85, the closing market price per share of our common stock on December 29, 2006, and the exercise price per share of the options subject to accelerated vesting.
(4)	All of the unvested shares held by Mr. Kessel would have vested upon a change in control occurring on or before December 29, 2006. Therefore, no incremental vesting would occur in connection with a termination of Mr. Kessel’s employment following a change in control.
(5)	Mr. Haines would be entitled to receive the payments and benefits set forth in this table irrespective of whether his employment is terminated in connection with a change-in-control.

The following table set forth for each named executive officer whose employment with us terminated during or at the end of the last fiscal year information regarding actual payments and benefits received or to be received by such named executive officer pursuant to the retirement, transition or separation agreements we entered into with such executive officer in connection with retirement or termination of employment.

SUMMARY OF ACTUAL PAYMENTS UPON RETIREMENT OR TERMINATION OF EMPLOYMENT

Name	Cash Payments	Value of Benefits(1)	Value of Options with Accelerated Vesting	Value of Stock with Accelerated Vesting
Kamlesh R. Tejwani	$225,000	$47,598	—	—
Joseph E. Cresci	$225,000	$26,126	—	—
Donald A. Livingston	$225,000	$24,055	—	—
Randall L. Hull	$100,000	$12,140	—	—

(1)	Represents the aggregate value of medical, dental and life insurance premiums, automobile lease and insurance payments or reimbursement of automobile expenses, cell phone reimbursement and use of office space, as applicable, provided or expected to be provided to the named executive, as follows:

Kamlesh R. Tejwani—Automobile lease payments: $6,000; Automobile insurance premiums: $1511; Medical insurance premiums: $12,720; Dental insurance premiums: $1,986; Life insurance premiums: $36; Office rent: $20,988; Parking: $3,456; Cell phone: $900.00

Joseph E. Cresci—Automobile lease payments: $8,887; Automobile insurance premiums: $2,517; Medical insurance premiums: $11,784; Dental insurance premiums: $1,100; Life insurance premiums: $36; Cell phone: $1,800

Donald A. Livingston—Auto Lease: $12,840; Automobile insurance premiums: $2,880; Medical insurance premiums: $5,928; Dental insurance premiums: $570; Life insurance premiums: $36; Cell phone: $1,800

Randall L. Hull: Unused Vacation: $8,462; Medical insurance premiums: $3,216; Dental Insurance: $447; Life insurance premiums: $15

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2006 regarding the compensation of our directors who are not also named executive officers.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
John R. Cooper	$65,000	$84,365	—	$149,365
Lon Hatamiya	$54,000	$84,365	—	$138,365
Steven Kessner	$39,000	$84,365	—	$123,365
Jessie J. Knight, Jr.(2)	$33,000	$84,365	—	$117,365
August Schumacher, Jr.	$49,500	$84,365	—	$133,865
Robert I. Weisberg	$57,000	$84,365	—	$141,365

(1)	The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option. The assumptions we used to calculate these amounts are discussed in Note I to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	Mr. Knight resigned from our Board of Directors in December 2006.

Effective June 1, 2005, we began paying each of our non-employee directors a monthly stipend of $1,000, and a per meeting fee of $1,500. In addition, the chairman of the Audit Committee receives $4,000 for each meeting of the Audit Committee attended. Furthermore, under our 2006 Director Option Plan, each non-employee director as of the close of business on the day on which our annual meeting of stockholders is held each year automatically receives a fully vested, non-statutory stock option to purchase 15,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on such date.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2006 were Messrs. Hatamiya, Schumacher and Weisberg. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2006, or formerly, an officer or employee of Environmental Power or any subsidiary of Environmental Power, nor has any member of the Compensation Committee had any relationship with Environmental Power during the fiscal year ended December 31, 2006 requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of Environmental Power.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2006 and the proxy statement of Environmental Power for its 2007 Annual Meeting of Stockholders.

By the Compensation Committee of the Board

of Directors of Environmental Power Corporation

Lon Hatamiya, Chair

August Schumacher, Jr.

Robert I. Weisberg

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership Information

Beneficial Ownership of Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2007 by:

•	each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of the named executive officers and an additional executive officer with respect to whom we have elected to provide beneficial ownership and compensation disclosure; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. Shares of common stock issuable under stock options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2007 are deemed to be beneficially owned by the person holding the option or warrant for purposes of calculating the percentage ownership of that person but are not deemed outstanding for purposes of calculating the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1), (2)	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options, Warrants or Rights Currently Exercisable	Additional Shares Underlying Options, Warrants or Rights Exercisable within 60 Days	Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Joseph E. Cresci(3) Chairman	765,222	342,858	0	1,108,080	11.09%
Black River Commodity Clean Energy Investment Fund LLC(4)	0	1,071,320	0	1,071,320	9.99%
Dynamis Advisors, LLC(5)	788,197	0	0	788,197	8.17%
Donald A. Livingston(6) Former Executive Vice President and Former Director	344,822	342,858	0	687,680	6.88%
Kamlesh R. Tejwani Vice Chairman and former President and Chief Executive Officer	0	571,429	0	571,429	5.59%

Other Directors
John R. Cooper	1,594	57858	0	59,452	*
Lon Hatamiya	0	29,286	0	29,286	*
Steven Kessner(7)	278,074	72,037	0	350,111	3.60%
August Schumacher, Jr.	18,142	65,001	0	83,143	*
Robert I. Weisberg(8)	41,892	65,003	0	106,895	1.10%

Name and Address of Beneficial Owner(1), (2)	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options, Warrants or Rights Currently Exercisable	Additional Shares Underlying Options, Warrants or Rights Exercisable within 60 Days	Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Other Named Executive Officers
Richard E. Kessel President and Chief Executive Officer	0	100,000	0	100,000	1.03%
John F. O’Neill Chief Financial Officer and Treasurer	0	100,000	0	100,000	1.03%
Dennis Haines Vice President and General Counsel	0	25,000	0	25,000	*
Randall L. Hull Former President, Microgy, Inc.	0	0	0	0	*

All executive officers and directors as a group (10 persons, consisting of 3 officers and 7 non-employee directors)	1,104,924	1,428,472	0	2,533,396	22.86%

*	Represents beneficial ownership of less than one percent of common stock.
(1)	Unless otherwise indicated, the address of each beneficial owner is care of Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, NH 03801.
(2)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, except, where applicable, to the extent authority is shared by spouses under community property laws, and all shares are held beneficially and of record by the named person.
(3)	Includes (i) 582,577 shares held in the Joseph E. Cresci Revocable Trust U/T/A DTD 4/3/96 of which Mr. Cresci is the trustee, (ii) 8,532 shares held in the Joseph J. Cresci & Mildred E. Cresci Trust, as to which Mr. Cresci has shared voting and investment power, (iii) 142,857 shares deposited in a 50-year voting trust on November 20, 1996, as to which David K. Mulhern, the trustee of the voting trust, has beneficial ownership in his capacity as trustee with sole voting power, but as to which Mr. Cresci has beneficial ownership through voting trust certificates held by The Cresci Family Limited Partnership, of which Mr. Cresci is the sole general partner with sole dispositive power, and (iv) 342,858 shares that Mr. Cresci has the right to acquire pursuant to currently exercisable stock options. Does not include 2,857 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Of the shares beneficially owned by Mr. Cresci, 164,286 shares are pledged as security for Mr. Cresci’s obligations under promissory notes held by Environmental Power having an aggregate outstanding principal amount of $179,146.
(4)

This stockholder has an address at 12700 Whitewater Drive, Minnetonka, MN 55343. This stockholder has the right to acquire a total of 2,249,930 shares of our common stock issuable upon conversion of 224,993 shares of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, held by this stockholder, and 1,124,965 shares of our common stock issuable upon exercise of currently exercisable warrants held by this stockholder. The terms of the series A preferred stock and the warrants held by this stockholder provide that this stockholder may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, the stockholder, together with its affiliates, would beneficially own more than 9.99% of the outstanding shares of our common stock. The number of shares beneficially owned by this stockholder reflects the application of this limitation based on the number of shares of our common stock issued and outstanding as of February 28, 2007. Black River Asset Management LLC is the stockholder’s investment advisor and may be deemed to beneficially own the shares held by this stockholder insofar as it has the power to vote and dispose of such shares. Peter J. Lee, as a Managing Director of Black River Asset Management LLC, may be deemed to beneficially own the shares held by this stockholder insofar as he has the authority, with others, to vote or dispose of such shares. Black River Asset Management LLC and Mr. Lee each disclaim beneficial ownership of the shares beneficially owned by the fund, except to the extent of its or his pecuniary interest therein, if any.

(5)	Based solely on a Schedule 13G/A jointly filed by Dynamis Advisors, LLC, Investment Management of Virginia, LLC, Alexander H. Bocock and Frederic S. Bocock on February 9, 2007, which notes that (i) Dynamis Advisors, LLC and Investment Management of Virginia, LLC are under common ownership, (ii) Alexander H. Bocock and Frederic S. Bocock are the members/general partners of Dynamis Advisors, LLC and (iii) Investment Management of Virginia, LLC, Alexander H. Bocock and Frederic S. Bocock, as a result of their positions with and ownership of securities of Dynamis Advisors, LLC, could be deemed to have voting and/or investment power with respect to the shares beneficially owned by Dynamis Advisors, LLC. Dynamis Advisors, LLC gives its address as 310 Fourth Street NE, Suite 101, Charlottesville, VA 22902.
(6)	Of the shares beneficially owned by Mr. Livingston, 165,000 shares are pledged as security for Mr. Livingston’s obligations under promissory notes held by Environmental Power having an aggregate outstanding principal amount of $410,498.
(7)	Includes (i) 198,289 outstanding shares and 21,428 shares subject to currently exercisable warrants held by RE Funding, LLC, of which Mr. Kessner is the sole officer and director and over which he has sole voting and investment control, (ii) 63,828 outstanding shares and 1,715 shares subject to currently exercisable warrants held by the Adam Kessner Trust, the Michael Kessner Trust, the Richard Kessner Trust and the Robert Kessner Trust. Mr. Kessner is the sole trustee of each of the foregoing trust and has sole voting and investment control over the shares held by such trusts and (iii) 15,957 outstanding shares and 428 shares subject to currently exercisable warrants held as custodian for Jonathan Kessner, over which Mr. Kessner exercises sole voting and investment control.
(8)	Of the shares beneficially owned by Mr. Weisberg, 11,428 shares are pledged as security for Mr. Weisberg’s obligations under a promissory note held by Environmental Power having an outstanding principal amount of $48,575.

Beneficial Ownership of Our Series A 9% Cumulative Convertible Preferred Stock

The following table sets forth information regarding beneficial ownership of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, as of February 28, 2007 by each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our series A preferred stock. Each share of series A preferred stock is entitled to vote at all regular and special meetings of our stockholders on an “as converted” basis, with one vote per share of common stock into which such shares of series A preferred stock are convertible, and having voting rights and powers equal to those of the holders of common stock. Each share of series A preferred stock is currently convertible into 10 shares of common stock. Our series A preferred stock is not registered under the Securities Exchange Act of 1934, as amended.

The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Black River Commodity Clean Energy Investment Fund LLC(2)	224,993	80.00%
Funds managed by Fort Mason Capital, LLC(3)	56,248	20.00%

(1)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, and all shares are held beneficially and of record by the named person.
(2)	See footnote 4 to the preceding table for additional information.
(3)	This entity has an address of 4 Embarcadero Center, Suite 2050, San Francisco, CA 94111. The number of shares of series A preferred stock beneficially owned is comprised of 52,823 shares of series A preferred stock held Fort Mason Master, L.P. and 3,425 shares of series A preferred stock held by Fort Mason Partners, L.P. These stockholders also hold warrants to purchase 264,115 and 17,125 shares of our common stock, respectively. The terms of the series A preferred stock and the warrants held by these stockholders provide that these stockholders may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, either stockholder, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock. The foregoing beneficial ownership limitation may be waived by each stockholder, at its election, upon not less than 61 days’ prior notice to us, to change the limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of series A preferred stock or exercise of warrants held by such stockholder. Thereafter, the 9.99% limitation may not be waived. Fort Mason Capital, LLC is the general partner of each of these stockholders and, in such capacity, may be deemed to beneficially own the shares held by these stockholders insofar as it exercises sole voting and investment authority with respect to such shares. Fort Mason Capital, LLC disclaims beneficial ownership of the shares beneficially owned by these stockholders, except to the extent of its pecuniary interest therein, if any.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,169,962	$6.79	289,000
Equity compensation plans not approved by stockholders(2)	1,303,698	$4.77	—
Total	3,473,660	$6.03	289,000

(1)	Consists of our 1993 Director Option Plan, our Restated 2001 Stock Incentive Plan, our Restated 2002 Director Option Plan, our 2005 Equity Incentive Plan, our 2006 Equity Incentive Plan and our 2006 Director Option Plan.
(2)	Consists of the following options and warrants:

•	A ten-year option for 14,286 shares of common stock issued in 2002 to Madison Power in consideration of certain services. This option has an exercise price of $4.06 per share and vested May 2003.

•

Five-year warrants to purchase 7,144 shares of our common stock at an exercise price of $7.70 per share issued to Charles P. Blouin, Inc. issued in November 2004 in consideration of construction bond support for two of Microgy’s projects in Wisconsin, which warrants vested in full upon completion of such projects.

•

Warrants to purchase a total of 156,378 shares of common stock issued to Westminster Securities Corporation and certain of its affiliates as compensation for Westminster’s services as placement agent in our 2004 private placement. The warrants consist of:

•

Warrants to purchase 23.5 units at an exercise price of $5.60 per unit. Each unit consists of 4,285 shares of common stock and a three-year warrant to purchase 2,142 shares of common stock at an exercise price of $7.70 per share, subject to adjustment as set forth in such warrants.

•	Three-year warrants to purchase 5,306 shares of our common stock at an exercise price of $7.70 per share, subject to adjustment as set forth in such warrants.

•

Five-year warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $6.33 per share, subject to adjustment as set forth in such warrants, issued to Ladenburg Thalman & Co., Inc. and certain of its affiliates as compensation for Ladenburg’s services as underwriter in our public offering completed in February 2005.

•

Five-year warrants to purchase an aggregate of 168,745 shares of our common stock at an exercise price of $5.271 per share, subject to adjustment as set forth in such warrants, issued to Westminster and certain of its affiliates as compensation for Westminster’s services as placement agent in our private placement completed in November 2006.

•

An option to purchase 571,429 shares of our common stock issued to Kamlesh R. Tejwani on July 3, 2003 as part of his overall compensation package, which option expires on January 3, 2011. The material terms of this option, as modified, are described in Part III, Item 11 of this report under the heading “Information Regarding Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Arrangements” which description is incorporated by reference herein.

•

A ten-year option to purchase 142,858 shares of our common stock issued to Joseph E. Cresci in March 2004 as part of his compensation package. This option has an exercise price of $7.00 per share, and vested in full in September 2004 upon the achievement of certain performance-based criteria.

•

A ten-year option to purchase 142,858 shares of our common stock issued to Donald A. Livingston in March 2004 as part of his compensation package. This option has an exercise price of $7.00 per share, and vested in full in September 2004 upon the achievement of certain performance-based criteria.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment, Transition, Retirement, Consulting and Severance Agreements

We have entered into employment, transition, retirement, consulting and severance arrangements with certain of our executive officers, former executive officers and directors. For additional information regarding these agreements, see “Information About Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Agreements” appearing in Part III, Item 11 of this report. Except for such agreements and the other compensation arrangements described in this Form 10-K/A, we did not enter into any transactions with related persons within the meaning of Item 404 of Regulation S-K during the fiscal year ended December 31, 2006 in which the amount involved exceeded $120,000.

Policies and Procedures Regarding Review, Approval or Ratification of Related Person Transactions

In March 2007, our Board of Directors adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel, who we refer to as our chief legal officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the Audit Committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in, or is not in conflict with, our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the Securities and Exchange Commission’s related person transaction disclosure rules, our Board of Directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

We did not have a written policy regarding the review and approval of related person transactions during 2006. Nevertheless, with respect to such transactions in 2006, it was our policy that the Audit Committee or another committee of independent directors consider the nature of and business reason for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, our best interests. In addition, all related person transactions required prior approval, or later ratification, by the Audit Committee or a committee of independent directors. There were no related person transactions in 2006 with respect to which these policies and procedures were not followed.

Director Independence

Under applicable American Stock Exchange rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that none of Messrs. Cooper, Hatamiya, Schumacher or Weisberg has a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and therefore, that each of these directors, is “independent” within the meaning of Section 121A of the Amex Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Vitale, Caturano & Company, Ltd. served as our independent auditors for the fiscal years ended December 31, 2006 and 2005. The fees billed for professional services rendered to us by Vitale, Caturano & Company, Ltd. are described below.

Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2006	$165,220	$16,400	—	$52,604
2005	$149,987	$210,909	$22,372	—

(1)	Comprised of professional services rendered in connection with the audit of our financial statements and the reviews of financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated.
(2)	Comprised of professional services rendered in connection with the preparation and review of registration statements filed with the Securities and Exchange Commission and other matters arising out of the audit of our financial statements and relating to the offerings to which such registration statements related, including the issuance of comfort letters.
(3)	Comprised of tax compliance, tax planning and tax advisory services rendered to us and our subsidiaries.
(4)	Comprised of fees relating to work with Grant Thornton LLP relating to the establishment and testing of internal controls and procedures in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ENVIRONMENTAL POWER CORPORATION

By:	/S/ RICHARD E. KESSEL
Richard E. Kessel
President and Chief Executive Officer
Date: April 30, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD E. KESSEL Richard E. Kessel	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/S/ JOHN F. O’NEILL John F. O’Neill	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2007

* Joseph E. Cresci	Chairman	April 30, 2007

* John R. Cooper	Director	April 30, 2007

* Lon Hatamiya	Director	April 30, 2007

* Steven Kessner	Director	April 30, 2007

* August Schumacher, Jr.	Director	April 30, 2007

* Robert I. Weisberg	Director	April 30, 2007

*By:
John F. O’Neill
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer