Form 10-Q
period 2007-03-31
ENVIRONMENTAL POWER CORP
filed 2007-05-15
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock outstanding at March 31, 2007: 9,787,384 shares

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design and construction of our facilities,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

•

uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues, the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” as well as factors set forth in other filings we make with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,514,467	$13,794,325
Restricted cash	53,815,666	55,485,420
Receivables	16,638,879	13,207,473
Fuel inventory	1,059,672	1,189,323
Other current assets	238,417	251,954

Total Current Assets	$81,267,101	$83,928,495

Property, Plant, and Equipment, net	$477,642	$460,803
Construction in Progress	18,393,653	14,074,353
Lease Rights, net	1,379,232	1,416,483
Accrued Power Generation Revenues	71,548,583	73,332,067
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,653,921	2,700,296
Notes Receivable, net	1,917,704	1,917,704
Deferred Financing Costs	2,639,012	2,661,251
Other Assets	258,667	463,147

TOTAL ASSETS	$185,448,381	$185,867,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,991,824	$13,348,345
Working capital loan	5,726,000	4,154,000

Total Current Liabilities	$19,717,824	$17,502,345

Deferred Gain, net	$2,852,798	$2,929,901
Secured Promissory Notes Payable and Other Borrowings	62,999,394	63,426,119
Accrued Lease Expenses	71,548,583	73,332,067

Total Liabilities	$157,118,599	$157,190,432

Minority Interest	$100	$100
Series A Preferred Stock(1)	$10,156,021	$10,156,021
Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	98,756	97,404
Additional paid-in capital	55,974,443	54,640,990
Accumulated deficit	(36,876,017)	(35,193,961)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$18,173,661	$18,520,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$185,448,381	$185,867,465

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of March 31, 2007 and December 31, 2006. Liquidation value of $15,000,000 at March 31, 2007.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of March 31, 2007 and December 31, 2006, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 9,875,814 issued and 9,787,384 outstanding as of March 31, 2007; 21,400,000 shares authorized; 9,740,455 issued and 9,652,025 outstanding as of December 31, 2006.
(4)	88,430 shares at cost, as of March 31, 2007 and December 31, 2006.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2007 and March 31, 2006

Income Statement

	3 Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
REVENUES
Power generation revenues	13,945,858	13,480,803
Microgy revenue	215,273	883,406

TOTAL REVENUES	14,161,131	14,364,209
COSTS AND EXPENSES:
Buzzard
Operating expenses (1)	7,326,996	6,936,992
Lease expenses (2)	5,573,669	5,514,084
Microgy
Cost of goods sold	217,320	773,039
General and administrative (3)	2,907,727	2,470,836
Depreciation and amortization	112,010	127,401

TOTAL COSTS AND EXPENSES	$16,137,722	$15,822,352

OPERATING LOSS	(1,976,591)	(1,458,143)

OTHER INCOME (EXPENSE):
Interest income	183,279	118,141
Interest expense	(212,995)	(154,141)
Amortization of deferred gain	77,103	77,103
Other income (Note K)	583,116	—

TOTAL OTHER INCOME	$630,503	$40,703

LOSS BEFORE TAXES	$(1,346,088)	$(1,417,440)

INCOME TAX EXPENSE	100	7,962

NET LOSS	(1,346,188)	(1,425,402)

Preferred Securities Dividend Requirements	(335,868)	(1,250)

Loss Applicable to Common Shareholders	$(1,682,056)	$(1,426,652)

Weighted Average Common Shares Outstanding
Basic	9,787,384	9,592,916
Diluted	9,787,384	9,592,916

LOSS PER COMMON SHARE
Basic	$(0.17)	$(0.15)
Diluted	$(0.17)	$(0.15)

(1)	Operating expenses include fuel costs, maintenance costs, plant labor costs, operator costs, and other costs.
(2)	Lease expenses include principal, interest payments, equity rents, additional rents, and accrued lease expenses.
(3)	General and administrative expenses labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and March 31, 2006

Statement of Cash Flows

	3 Months Ended
	March 31, 2007	March 31,2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,346,188)	$(1,425,402)
Non-cash adjustments
Depreciation and amortization	119,424	127,401
Amortization of deferred gain	(77,103)	(77,103)
Accrued interest expense	137,758	112,663
Non-cash, stock based compensation expense	538,448	164,214
Settlement of Sunnyside liability	(583,030)
Accrued power generation revenues	1,783,484	1,061,551
Accrued lease expenses	(1,783,484)	(1,061,551)
Changes in operating assets and liabilities:
Increase in receivables	(3,431,404)	(5,046,234)
Decrease (increase) in fuel inventory	129,651	(59,705)
Decrease in unbilled revenues		53,655
Decrease in other current assets	13,537	30,139
Decrease in notes receivable		130,000
(Decrease) in billings in excess of revenues		(333,998)
(Increase) decrease in other assets	204,480	(2,850)
Increase in accounts payable and accrued expenses	308,861	472,134

Net cash used in operating activities	$(3,985,566)	$(5,855,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	$1,669,754	$(39,463)
Construction of projects	(3,684,632)	(732,042)
Capitalized interest & finance costs	(612,430)
Property, plant and equipment, expenditures	(52,637)	(21,964)

Net cash used for investing activities	$(2,679,945)	$(793,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock of subsidiary	$(1,250)	$(1,250)
Borrowings (repayments) of capital leases	18,547	(5,140)
Exercise of stock options and warrants	796,356	662,198
Net borrowings under working capital loan	1,572,000	3,914,000

Net cash provided by financing activities	$2,385,653	$4,569,808

(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,279,858)	(2,078,747)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,794,325	14,840,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,514,467	$12,761,483

Supplemental disclosure of non cash investing and financing activity Non-cash dividend to Series A Preferred Stock Holders	(335,868)	—

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Three Months Ended March 31, 2007

	Preferred Stock – Shares	Preferred Stock – Amount	Common Stock – Shares	Common Stock – Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock – Shares	Treasury Stock – Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)

Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends paid on preferred stock						(197,715)						(197,715)
Warrants issued in connection with sale of preferred stock	281,241	10,156,021			3,893,968							3,893,968
Employee Stock Based Compensation			2,053	21	2,036,087							2,036,108
Exercise of stock options			105,054	1,050	706,092							707,142
Beneficial Conversion Feature on sale of preferred stock					4,131,022	(4,131,022)
Reclassificiation of deferred option expense					2,418,985					(2,418,985)
Pension liability adjustment, net							499,395					499,395
Net loss						(14,115,257)						(14,115,257)

Balance at December 31, 2006	281,251	$10,156,121	9,740,455	$97,404	$54,640,990	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	$18,520,913
Dividends on Preferred Stock						(335,868)						(335,868)
Employee stock based compensation					538,448							538,448
Exercise of stock options			135,359	1,352	795,004							796,356
Net loss						(1,346,188)						(1,346,188)

Balance at March 31, 2007	281,251	$10,156,121	9,875,814	98,756	55,974,443	(36,876,017)	$—	88,430	$(385,402)	$—	$(638,219)	18,173,661

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. The information in this quarterly report should be read in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—EARNINGS PER COMMON SHARE

We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less Buzzard’s preferred stock dividends, less any dividends on our Series A 9% Cumulative Convertible Preferred Stock, referred to as the series A preferred stock, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. For the purposes of calculating anti-dilutive options, all warrants and options were calculated using the treasury stock method. The preferred stock was calculated using the “as-if converted” method.

For the three months ended March 31, 2007 and 2006, we excluded 8,011,298 and 2,404,293 stock options, respectively, because of their anti-dilutive effect. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended
Earnings Per Share	March 31, 2007	March 31, 2006
(Loss) Income applicable to shareholders	$(1,346,188)	$(1,425,402)
Dividends to preferred stockholders	(335,868)	(1,250)

Earnings (Numerator)	$(1, 682,056)	$(1,426,652)

Basic Shares (Denominator)	9,787,384	9,592,916

Basic EPS	$(0.17)	$(0.15)

Assumed exercise of dilutive stock options	—	—
Diluted Shares	9,787,384	9,592,916

Diluted EPS	$(0.17)	$(0.15)

NOTE C—STOCK OPTIONS AND STOCK-BASED COMPENSATION

We maintain incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, we have granted stock options, stock appreciation rights, and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25%-33% per year. The stock options generally expire 10 years from the date of grant. We issue new shares of common stock upon exercise of stock options.

We adopted SFAS 123R, effective January 1, 2006, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expense related to the remaining nonvested portion of all stock awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of option awards to employees. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of three to four years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized using the same method.

As a result of accounting under SFAS 123R, the impact on net income in our consolidated statement of operations for the three months ended March 31, 2007 was $538,000, or $0.05 on a basic and diluted earnings per share. In the three months ended March 31, 2006 we recognized approximately $159,000 in non-cash compensation expense under SFAS 123R. The change is a result of the fact that more options vested in the current period, and the higher implied volatility of our common stock.

Valuation Assumptions: The fair value of stock options granted during the three months March 31,2007 and March 31,2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2007	March 31, 2006
Fair Market Per Share	$4.47	$3.43
Assumptions
Risk-free rate of return	4.48%	3.90%
Volatility	78.32%	58.97%
Expected annual dividend yield	0.00%	0.00%
Option Life (years)	5	6

The employee stock-based compensation expense recognized under FAS123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. Employee stock-based compensation expense recognized in 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock options.

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

NOTE D—GOODWILL AND INTANGIBLE ASSETS

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

Accumulated amortization of licensed technology rights was $1,056,079 as of March 31, 2007 and $1,009,704 as of December 31, 2006. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2007. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights
2007	2008	2009	2010	2011	Thereafter	Total
$ 138,750	185,500	185,500	185,500	185,500	1,773,171	$ 2,653,921

NOTE F—LONG TERM LIABILITIES

Contractual Obligations

The following table shows our known contractual obligations of the types specified in Item 303(a)(5) of Regulation S-K.

Commitments	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	$183,821	$119,668	$122,341	$118,165	$79,392	$—	$623,387
Arclight Loan(2)	—	1	1	1	1	2,846,775	2,846,779
Scrubgrass Lease Payments(3)	21,682,500	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	270,922,500
Microgy Construction Commitments(4)	382,505	3,000,000	—	—	—	—	3,382,505
Scrubgrass Fuel Contracts(5)	2,206,899	3,033,907	3,125,322	3,217,262	3,313,430	3,412,655	18,309,475
Separation Agreement Payments(6)	500,000	—	—	—	—	—	500,000
Relocation Costs(7)	600,000	—	—	—	—	—	600,000
Tax Exempt Bonds(8)	4,200,000	4,200,000	4,200,000	4,200,000	4,200,000	132,673,200	153,573,200
Vehicle Loan and Other Capital Leases(9)	$57,427	51,186	21,303	9,290	—	—	139,206

TOTAL	$29,663,152	39,794,762	39,927,967	43,488,718	47,353,823	250,518,630	$450,397,052

(1)	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $286,501, $174,334, and $157,932, in 2006, 2005 and 2004, respectively.
(2)	EPC Corporation is obligated to make at least one payment in any 24-month period to satisfy the terms of the Arclight loan. All distributions from Buzzard will be used to repay these obligations.
(3)	Buzzard is obligated under a facility lease related to the Scrubgrass plant. The estimated remaining lease term is 13.5 years. Our Scrubgrass plant lease expense was $22,091,063, $20,829,876, and $22,065,685 in 2006, 2005 and 2004, respectively. As discussed in Item 1, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds.
(4)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment equipment, made in connection with our Microgy facilities.
(5)	We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options.
(6)	These commitments reflect payments for severance and separation agreements made to Messrs. Cresci, Livingston, and Tejwani and are included in our balance of accrued expenses.
(7)	These costs are comprised mainly of relocation costs associated with the Company’s relocation of company headquarters from Portsmouth, NH to White Plains, NY.
(8)	In 2007, Microgy is obligated to make the first scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begin in 2012.
(9)	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.

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

We are only required to make payments to the extent that we receive distributions from Scrubgrass with the exception of making at least one payment in any 24 month period. We are prohibited from incurring additional debt at the EPC Corporation subsidiary level. Additionally, we are required to provide ArcLight with financial statements and other related information in a timely manner, for which we are paid an annual management fee of $75,000. As of March 2007, we are in full compliance with our covenants under our agreements with ArcLight.

The following table describes our debt obligations as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Secured Promissory Notes Payable and Other Borrowings
Sunnyside Project obligations	—	583,030
Arclight Note Payable, net of debt discount and accrued interest	2,060,032	2,060,032
Accrued interest expense, added to principal balance	786,745	648,987
Vehicle loan & capital leases	152,618	134,070
Tax Exempt Bond Financing	60,000,000	60,000,000

TOTAL	62,999,395	62,777,131

	March 31, 2007	December 31, 2006	Interest Rate
Buzzard’s debt obligations (maturity):
Working capital loan (2008)	5,726,000	4,154,000	LIBOR + 1.250%

TOTAL	5,726,000	4,154,000

Buzzard Working Capital Loan-Buzzard may borrow up to $6 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project.

Sunnyside Contingent Obligations – We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a Binding Settlement Agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001. In March 2007, we released the remaining liability of $583,030 as the statue of limitations had expired, and recognized the amount in other income.

Scrubgrass Debt Obligations—Buzzard and the lessor have various debt obligations related to Scrubgrass. Under the terms of the Scrubgrass lease, Buzzard is required to pay the principal, interest and fees for the lessor’s debt obligations as a base lease payment. As such, Buzzard is committed to pay all of the Scrubgrass debt obligations as either a debt or lease obligation. Scrubgrass had the following debt obligations as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006	Interest Rate
Buzzard’s lease obligations (maturity):
Tax-exempt bonds (2012)	119,252,000	120,232,000	Quoted Bond Rates

TOTAL	119,252,000	120,232,000

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

Notes Receivable from Officers and Directors – We have outstanding notes receivable from officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of March 31, 2007 and December 31, 2006. These notes, secured by the underlying shares of stock, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE G—NOTES RECEIVABLE

In 2005, we completed construction of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable Biogas Supply Agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Notes Receivable
Notes receivable	$2,667,704	$2,667,704
Bad debt reserve	(750,000)	(750,000)

Notes receivable, net	$1,917,704	$1,917,704

NOTE H—INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax assets. At the adoption date of January 1, 2007, we had $10,462,459 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $10,406,092 of unrecognized tax benefits.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31,2007, we did not have any accrued interest or penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE I—SEGMENT INFORMATION

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

SEGMENT INFORMATION (UNAUDITED)	Buzzard	Microgy	All Other Segments	Consolidated
Three Months Ended March 31, 2007
Revenues	13,945,858	215,273	—	14,161,131
Interest income	24,742	3,975	154,562	183,279
Interest expense	70,094	2,866	140,035	212,995
Depreciation and amortization	41,148	55,263	15,599	112,010
Amortization of deferred gain	—	—	77,103	77,103
Construction in Progress	—	3,684,632	—	3,684,632
Capital expenditures	—	44,510	8,127	52,637
Pre-tax income (loss)	396,428	(1,449,725)	(292,786)	(1,346,083)
Identifiable assets	92,142,329	82,946,505	10,359,547	185,448,381

Three Months Ended March 31, 2006
Revenues	13,480,803	883,406	—	14,364,209
Interest income	17,577	—	100,564	118,141
Interest expense	37,777	319	116,445	154,541
Depreciation and amortization	59,247	54,095	14,059	127,401
Amortization of deferred gain	—	—	77,103	77,103
Construction in Progress		732,042		732,042
Capital expenditures	—	17,948	4,016	21,964
Pre-tax income (loss)	307,708	(1,283,201)	(441,947)	(1,417,440)
Identifiable assets	96,568,170	11,689,102	14,593,542	122,850,814

NOTE J—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In October 2006, the FASB issued proposed Staff Position (FSP) FAS 141-b, 142-e, and 144-b, “Fair Value Measurements in Business Combinations and Impairment Tests.” This position provides a consistent definition of fair value measurement under SFAS 141, 142 and 144. It is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations

NOTE K—OTHER INCOME

We had contingent obligations of $1.2 million on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of our Sunnyside project which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1.5 million from the purchasers of Sunnyside and resolved litigation by executing a binding settlement agreement. In this agreement, we were formally released from contingent obligations of $178,000. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,000. We reported the settlement proceeds of $1.5 million and the released liabilities of $635,000 as other income in our consolidated financial statements for 2001.

On January 1, 2007, there were remaining contingent obligations of $583,000 related to the Sunnyside project. The statute of limitations for any legal action relating thereto ran out in March 2007, and we recognized the $583,000 in other income.

NOTE L—SUBSEQUENT EVENTS

Costs Associated With Relocation Activities

On April 3, 2007, we committed to a plan to close our Portsmouth, New Hampshire office and move the operations to White Plains, New York. We expect to complete the Portsmouth office closure by the end of the third quarter of 2007. The move will facilitate the consolidation of the Company’s executive offices and bring them closer to major financial markets and transportation hubs. It will also allow us to draw from significantly larger labor markets as we grow our organization.

We estimate total cash costs and expenses associated with the closure of the Portsmouth office to be approximately $600,000, comprised of (1) approximately $575,000 of one-time termination benefits and relocation costs; (2) and approximately $25,000 of other labor related costs including training and temporary living expenses.

As of March 31, 2007, there were no costs recorded for the office closure. In the second and third quarters of 2007, we anticipate recording a charge in connection with the office closure of $600,000. These costs will be recorded on the income statement as general and administrative expenses. We expect cash outlays to be about $300,000 in 2007 and $300,000 in 2008.

Lease Agreement Default

Due to projected shortfalls in revenues available to make certain rental payments, Buzzard and Scrubgrass Generating Company (“SGC”), entered into a forbearance agreement on December 11, 2006 (the “Forbearance Agreement”). Under the Forbearance Agreement, SGC agrees that it will forbear from exercising its rights and remedies under the lease agreement relating to Buzzard’s Scrubgrass facility (the “Lease Agreement”) with respect to certain missed rental payments. The Forbearance Agreement runs through July 1, 2007.

On April 12, 2007, the Company and Buzzard received written notice from SGC of an event of default under the Lease Agreement related to a missed rental payment on April 2, 2007 (the “Default Notice”). SGC specified in the Default Notice that such missed rental payment was covered by the Forbearance Agreement, and that SGC would forbear from exercising its rights and remedies under the Lease Agreement with respect to such event of default as provided in the Forbearance Agreement.

Discussions among the interested parties are ongoing. Possible remedies include the restructuring of the lease, the sale of Buzzard, or the termination of the Lease Agreement. Buzzard’s obligations under the Lease Agreement remain without recourse to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and other filings we make with the Securities and Exchange Commission.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three months ended March 31, 2007 with the results of operations for the three months ended March 31, 2006. Unless otherwise indicated, all references to 2007 pertain to the three months ended March 31, 2007 and all references to 2006 pertain to the three months ended March 31, 2006. Historical results and trends that might appear should not be taken as indicative of future operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the critical accounting policies discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission (the “2006 10-K”), as well as Note B to our consolidated financial statements included in the 2006 10-K, involve more significant judgments and estimates used in the preparation of our consolidated financial statements. The financial disclosures set forth in this Quarterly Report on Form 10-Q should be read in conjunction with the discussion of these critical accounting policies set forth in the 2006 10-K.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

For the three months ended March 31, 2007, we had a net loss of $1.3 million, or $0.17 per common share, compared to a loss of $1.4 million, or $0.15 per common share, for the three months ended March 31, 2006. The decrease in loss was due to a $583,000 increase in other income as a result of the release of the Sunnyside contingent liability, which was partially offset by a $200,000 decrease in revenue and a $359,000 increase in non-cash compensation.

Revenues remained steady at $14.2 million for the three months ended March 30, 2007, as compared to $14.4 million from the same period in 2006. Buzzard revenues increased by $465,000 due to an increase in operating capacity. Buzzard’s operating capacity for the three months ended March 31, 2007 was 100.6%, as compared to 99.1% for the three months ended March 31, 2006. Billed power generation revenues for the three months ended March 31, 2007 increased by $1.2 million as compared to the three months ended March 31, 2006. Accrued power generation revenues, discussed in further detailed below, decreased by $722,000. Revenues at Microgy fell by $668,000 to $215,000 for the three months ended March 31, 2007 compared to $883,000 for the three months ended March 31, 2006. This decrease is primarily a result of a change in business model at Microgy from a sell-and-operate model to an own-and-operate model.

Costs and expenses increased by $325,000 to $16.1 million for the three months ending March 30, 2007 from $15.8 million for the same period in 2006. The increase was primarily attributable to a $446,000 increase in general and administrative expenses and a $390,000 increase in operating expenses at Buzzard. These increases were partially offset by a $556,000 decrease in costs of goods sold at Microgy.

The reasons for the foregoing changes are discussed in more detail below.

Buzzard

Buzzard had pre-tax income of $396,000 for the three months ended March 30, 2007, compared to pre-tax income of $308,000 for the three months ended March 30, 2006.

Billed power revenues at Buzzard, which consist of power generation revenues, increased to $15.7 million for the three months ended March 30, 2007, compared to $14.5 million for the same period in 2006. Buzzard operated at 100.6% of capacity for this period, compared to 99.1% of capacity for the same period in 2006. Billed power rates also increased by 7% as compared to the prior year period. Accrued power generation revenues were a $1.8 million offset to Buzzard revenue, compared to a $1.1 million offset in the previous year. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended March 30, 2007 increased by $390,000 to $7.3 million, as compared to $6.9 million for the same period in 2006 due to a $190,000 increase in fuel costs and an increase of $129,000 in limestone costs as compared to the same period in the prior year.

Lease expenses at Buzzard for the three months ended March 31, 2007 remained flat at $5.6 million, compared to $5.6 million for the same period in 2006. General and administrative expenses decreased to $562,000 in the three months ended March 31, 2007, compared to $643,000 in the same period in the prior year, due primarily to a $188,000 decrease in general overhead fees, partially offset by a $76,000 increase in salary expenses.

Microgy

Pre-tax losses at Microgy increased to $1.5 million for the three months ended March 31, 2007, from $1.3 million for the three months ended March 31, 2006. This increase resulted primarily from a decrease in revenues of $668,000 to $215,000 as compared to $883,000 in the same period in the prior year, as discussed in more detail below. This decrease in revenue was partially offset by a decrease in costs of goods sold to $217,000 in the three months ended March 31, 2007, compared to $773,000 in the three months ended March 31, 2006. Additionally, business development costs increased by approximately $126,000 to $132,000 as we expanded our business development efforts.

Microgy recognized revenues of $215,000 for the three months ended March 31, 2007, down from $883,000 for the same period in 2006. This decrease in revenue is due mainly to the change in business model from a model where facilities are sold, to the current ownership model, where we build and operate facilities for our own account. Revenues from the operation and maintenance of facilities remained relatively steady at $215,000 for the three months ended March 31, 2007, compared to $242,000 for the same period in the prior year. In the three months ended March 31, 2006, we recognized $641,000 associated with the construction of projects under our relationship with Dairyland using the percentage of completion method. In the current period, we did not recognize any revenue related to the construction of facilities due to the aforementioned change in business model and the completion of facilities sold under the previous business model.

Cost of goods sold at Microgy decreased to $217,000 for the three months ended March 31, 2007, as compared to $773,000 for the same period in 2006. This decrease is due primarily to an absence of construction costs, as Microgy now build facilities for its account and these costs are capitalized.

General and administrative expenses at Microgy remained flat at $1.4 million for the three months ended March 31,2007, compared to $1.3 for the three months ended March 31, 2006. A $126,000 increase in sales expense and a $148,000 increase in general overhead were offset by a $190,000 decrease in salary expenses.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended March 31, 2007. We had pre-tax loss in this segment of $293,000 for the three months ended March 31, 2007, compared to a pre-tax loss of $442,000 for the three months ended March 31, 2006. This decrease in loss is primarily attributable to a $583,000 increase in other income as the result of the release of contingent obligations in connection with the expiration of the statute of limitations relating to certain liabilities associated with the Sunnyside project, as discussed in more detail in Notes F and K to the consolidated financial statements included in this report. The increase in other income was partially offset by a $374,000 increase in non-cash compensation.

The accounting for non-cash compensation expense, in accordance with FAS 123R resulted in a non-cash compensation expense of $538,000 for the three months ended March 31, 2007. Please see Note C to the consolidated financial statements included in this report for more information.

We had total other income in this segment of $675,000 for the three months ended March 31, 2007, compared to income of $61,000 for the same period in 2006. The increase in other income is primarily due to the expiration of the statute of limitations regarding the Sunnyside project liability, as discussed above, which provided $583,000 in other income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $4.0 million for the three months ended March 31, 2007, compared to cash used in operating activities of $5.9 million for the same period in 2006. We reported a net loss of $1.3 million during the three months ended March 31, 2007. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss in the first quarter of 2007 to our net cash used in operating activities:

Depreciation and amortization – During the three months ended March 31, 2007, we recognized depreciation and amortization expense for lease rights of $37,251, licensed technology rights of $46,375, and property plant and equipment of $35,798.

Deferred gain, net – Our deferred gain, net, decreased by $77,000 over the three months ended March 31, 2007 from $2.9 million as of December 31, 2006. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued and added to the balance of borrowing – During the three months ended March 31, 2007, we had $138,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for options issued to employees resulted in non-cash compensation expenses of $538,000 for the three months ended March 31, 2007.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the first quarter of 2007:

Receivables – Microgy receivables increased to $115,000 on March 31, 2007 from $110,000 on December 31, 2006. Receivables at Buzzard increased to $15.7 million on March 31, 2007 from $12.9 million on December 31, 2006 due to increased power generation revenues in the first quarter of 2007 compared to power generation revenues in the fourth quarter of 2006.

Fuel Inventory – Fuel inventory at Buzzard remained relatively flat at $1.1 million on March 31, 2007, compared to $1.2 million on December 31, 2006.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses not related to accrued preferred dividends remained relatively flat at $13.7 million on March 31, 2007 from $13.3 million on December 31, 2006.

Investing Activities

Our cash used for investing activities was $2.7 million for the three months ended March 31, 2007, as compared to $793,000 in the same period in 2006. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On March 31, 2007, the disbursement agent was holding a balance of $51.4 million in bond proceeds, compared to $52.2 million on December 31, 2006. Additionally, we are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use cash from this restricted maintenance fund for major equipment overhauls at Scrubgrass, subject to certain restrictions. Our restricted cash balance was $2.5 million on March 31, 2007, compared to $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses.

Construction on projects – Construction continued on the Huckabay Ridge facility. Expenditures on this facility were $3.7 million for the three months ended March 31, 2007.

Property, plant and equipment – Property, plant and equipment expenditures were $52,000 for the three months ended March 31, 2007, compared to expenditures of $22,000 for the same period in 2006.

Financing Activities

Our cash provided by financing activities was $2.4 million in the three months ended March 31,2007, compared to cash provided by financing activities of $4.6 million in the three months ended March 31,2006. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $1,250 to its preferred stockholder during the three months ended March 31,2007.

Exercise of Stock Options and Warrants – We received $796,000 of gross proceeds from the exercise of stock options and warrants in the three months ended March 31, 2007.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $6 million under a Lessee Working Capital Loan Agreement with the lessor of Scrubgrass for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $5.7 million as of March 31, 2007.

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

Operating expenses are expected to increase slightly in 2007 primarily due to increases the planned outage expenses and other maintenance expenses.

Lease expenses are expected to increase slightly in 2007 due to increases in scheduled principal and equity payments. These increases will be partially offset by decreases in the accrued lease expenses related to the straight-line accounting treatment of the lease.

Due to projected shortfalls in revenues available to make certain rental payments, Buzzard and SGC have entered into a forbearance agreement on December 11, 2006. Under the Forbearance Agreement, SGC agrees that it will forbear from exercising its rights and remedies under the Lease Agreement with respect to certain missed rental payments. This agreement runs through July 1, 2007.

On April 12, 2007, the Company and Buzzard received written notice from SGC of an event of default under the Lease Agreement related to a missed rental payment on April 2, 2007 (the “Default Notice”). SGC specified in the Default Notice that such missed rental payment was covered by the Forbearance Agreement, and that SGC would forbear from exercising its rights and remedies under the Lease Agreement with respect to such event of default as provided in the Forbearance Agreement.

Discussions among the interested parties are ongoing. Possible remedies include the restructuring of the lease, the sale of Buzzard, or the termination of the lease agreement. Buzzard’s obligations under the Lease Agreement remain without recourse to the Company.

Microgy

We expect increased revenues from Microgy in 2007, as we expect to generate revenues from our Huckabay Ridge project in Texas. Our revenues related to the operations and maintenance of the Wisconsin facilities are expected to increase slightly. We also expect to generate revenues from the sale of certain credits related to the operation of facilities.

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

On March 31, 2007, our unrestricted cash balance was $9.5 million, as compared to $14.8 million as of December 31, 2005. In addition, our restricted cash balances were $53.8 million and $55.5 million at March 31, 2007 and December 31, 2006, respectively. As discussed further under investing activities, we are allowed to spend restricted cash contributed to the Scrubgrass maintenance fund to fund the cost of major equipment overhauls at Scrubgrass, subject to certain restrictions, and to use restricted cash representing the remaining proceeds of our $60 million tax-exempt bond financing to construct up to four planned RNG facilities in Texas, subject to certain restrictions.

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

As of March 31, 2007, the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $119,252,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in lease expense of $1,192,520. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining its variable rate borrowings.

Commodity Price Risk

As Microgy begins to focus a significant portion of its development efforts on multi-digester projects for the production of gas for sale as a commodity, we will become increasingly exposed to market risk with respect to the commodity pricing applicable to our gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities, particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our Texas bond financing, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation, Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBTUs per day of the output of our Huckabay Ridge facility to a counterparty under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October 2008. In addition, as previously announced, Microgy, Inc. has also entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities in an amount up to 8,000 MMBTUs per day.

Substrate Costs

We are reliant on substrate for the operation of our digesters. We are currently unable to forecast the prices or supply of substrate, and are exposed to market risk relating to the cost and availability of these materials. Substrate costs are driven by industry supply and demand, including competition by other users and recyclers of these materials, transportation costs, weather, and many other factors. Fluctuations in the availability or cost of substrate are expected and could have a materially adverse effect on the profitability of our investments. In the absence of useable substrate or substrate of sufficient quality, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Microgy has a history of losses. For the three months ended March 31, 2007, we incurred a net loss of $1.5 million. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.8 million, $11.4 million and $4.0 million, respectively. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower stock price.

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

Our Buzzard and EPC Corporation subsidiaries are leveraged with variable rate and fixed rate debt obligations. Additionally, Buzzard has lease expenses that are based on the principal, interest and fees of the debt obligations of the lessor of the Scrubgrass facility, most of which carries variable rate interest. Over 90% of the debt obligations and lease obligations with respect to Buzzard and EPC Corporation have variable interest rates. Therefore, significant increases in market interest rates will adversely affect operating results since Buzzard is required to pay the Scrubgrass lessor’s debt obligations as a base lease expense. For example, as of March 31, 2007, a one percent increase in the London Interbank Offering Rate, referred to as LIBOR, and our quoted bond rates would result in a $1,192,520 increase in Buzzard’s lease expense.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of March 31, 2007, we had approximately 2,134,067 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144(k).

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

As of March 31, 2007, we had outstanding options to acquire up to approximately 2,967,820 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 98,000 shares as of March 31, 2007, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of March 31, 2007, management and directors, including Richard E. Kessel, Joseph E. Cresci, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Dennis Haines and John F. O’Neill, beneficially owned approximately 21.8% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 22.6% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the American Stock Exchange, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from March 1, 2007 to March 31, 2007, our daily trading volume ranged from a low of 12,000 shares to a high of 82,400 shares, and averaged 36,736 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

The market price for our common stock has been and will likely continue to be volatile.

The market price for our common stock has been volatile, and it is likely to continue to be so. In addition, the market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. Furthermore, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies such as ours. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

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

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. We have the authority to issue up to 21,400,000 shares of common stock, of which 9,787,384 are issued and outstanding and 5,198,888 have been reserved for issuance upon the exercise of options and warrants outstanding as of March 31, 2007. An additional 2,812,410 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 5% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above our market price pursuant to certain American Stock Exchange requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Shareholder Proposals for 2007 Annual Meeting of Stockholders

Our 2006 Annual Meeting of Stockholders was held on May 3, 2006. The date of our 2007 Annual Meeting of Stockholders has not yet been determined, but is likely to be later than June 2, 2007, which is more than 30 calendar days after the date on which our Annual Meeting was held last year. Consequently, the deadline for the receipt of shareholder proposals for inclusion in our proxy materials for the 2007 Annual Meeting of Stockholders will be a reasonable time before we begin to print and send our proxy materials for the 2007 Annual Meeting of Stockholders. We have not yet determined the date on which we will print and send such proxy materials or on which the 2007 Annual Meeting of Stockholders will be held.

Appointment of Michael E. Thomas as Senior Vice President and Chief Financial Officer

On May 10, 2007, Michael E. Thomas accepted the Company’s offer of employment as the Company’s Senior Vice President and Chief Financial Officer by executing and returning to the Company an offer letter (the “Thomas Offer Letter”). Mr. Thomas is expected to commence employment with the Company on May 21, 2007.

Mr. Thomas has been the principal of MET Consulting, LLC, a business and financial services consulting firm, from January 2007 to the present. From January 1999 to December 2006, Mr. Thomas was Vice President, Chief Financial Officer for Maine Yankee Atomic Power Company, and also served from October 2004 to December 2006 as Vice President and Chief Financial Officer for Connecticut Yankee Atomic Power Company, and from December 2004 to December 2006 as Vice President and Chief Financial Officer for Yankee Atomic Electric Company. In these capacities, Mr. Thomas had responsibility for financial reporting, investment management, risk management and treasury functions, as well as human resources responsibilities for these three utilities, which had combined assets of over $1 billion and substantially completed decommissioning programs for the three nuclear power plants owned by them during Mr. Thomas’ tenure. From 1991 to 1999, Mr. Thomas held various other finance positions with Maine Yankee Atomic Power Company, including Manager of Financial Services and Vice President and Treasurer. From 1984 to 1989, Mr. Thomas held various finance positions with Central Maine Power Company, including Senior Financial Analyst and Director of Treasury Operations. Mr. Thomas holds a bachelor’s degree with a major in economics from Bowdoin College and an MBA from the University of Southern Maine.

There are no family relationships between Mr. Thomas and any other executive officer or any director of the Company. There have not been any transactions between the Company and Mr. Thomas which would require disclosure pursuant to Item 404 of Regulation S-K.

The Thomas Offer Letter provides for Mr. Thomas’ employment with the Company on the following principal terms:

•	An annual salary of $220,000.

•

Effective on his first date of employment (the “Grant Date”), the grant of a stock appreciation right (“SAR”) under the Company’s 2005 Stock Incentive Plan or 2006 Equity Incentive Plan, or a combination thereof (the “Plans”), pursuant to which he will be entitled to receive, after vesting and upon exercise, a payment in cash or in shares of the Company’s common stock, or a combination of the foregoing (the form and composition of such payment to be at the election of the Company) equal to the increase, if any, in the fair market value of up to 100,000 shares of common stock (the “Measuring Shares”) over the fair market value of the Measuring Shares at the close of business on the Grant Date, vesting as follows:

Number of Measuring Shares	Vest
25,000	12 months following the Grant Date

25,000	24 months following the Grant Date

25,000	24 months following the Grant Date, so long as the closing price of a share of the Company’s common stock equals or exceeds $11 on or before that date.

25,000	On the Company’s achieving a certain equity and debt financing objectives.

The SAR will not represent the right to purchase the underlying Measuring Shares, and in no event may the number of shares of the Company’s common stock issued by the Company pursuant to the SAR exceed the number of shares then available for issuance under the Plans. The vesting of the SAR will accelerate in full upon a change in control, as defined in the Thomas Offer Letter.

•

Eligibility to participate at the same level as other executives reporting directly to the Chief Executive Officer of the Company in any bonus plan adopted by the Company from time to time, subject to the terms of any such plan, with an annual bonus target of 35% of base salary, based on annual performance and financial targets developed by the Company’s Chief Executive Officer.

•	The following benefits, as well as such other medical, dental, retirement and other benefits as are made available from time to time to other senior executives of the Company:

o	An automobile allowance not to exceed $750.00 per month;

o	Reimbursement for long-term disability and term life insurance coverage premiums paid by Mr. Thomas, in an amount not to exceed $3,500.00 per year;

o	Four weeks’ paid vacation per year;

o	Reimbursement for expenses of relocation, including the expenses of selling his existing residence, purchasing a new residence and moving, as well as temporary housing expenses of up to $1,500 per month for a period of six months.

The Thomas Offer Letter further provides that, notwithstanding the fact that Mr. Thomas will be an employee-at-will, he will be entitled severance equal to 12 months of his then current base salary if he is terminated as a result of job elimination or termination without cause, as defined in the Thomas Offer Letter, and not as a result of discharge for cause, retirement, disability, death or voluntary resignation, with such severance payable in a lump sum upon termination. In addition to severance, Mr. Thomas will also be entitled to 12 months of continued medical benefits coverage.

Separation Agreement with John F. O’Neill

On May 9, 2007, the Company entered into a Release and Severance Agreement (the “Severance Agreement”) with John F. O’Neill, its Chief Financial Officer and Treasurer, in connection with Mr. O’Neill’s planned departure from employment with the Company. The Severance Agreement provides for the following principal terms:

•

The continued employment of Mr. O’Neill on a transition basis through July 31, 2007 on the terms set forth in his offer letter, dated June 29, 2005, subject to earlier termination by the Company or Mr. O’Neill on not less than 30 days’ prior written notice, with the last day of Mr. O’Neill’s employment referred to as the termination date;

•	A complete release by Mr. O’Neill of all claims against the Company through the date of the Severance Agreement, with another such release to be executed upon the termination date;

•	Subject to the foregoing releases not having been revoked during the applicable time periods, and provided that the Company does not terminate Mr. O’Neill’s employment with the Company for cause:

o	The Company will make a lump sum payment of $10,000 to Mr. O’Neill upon the termination date. This payment will be in full and complete satisfaction for all expenses incurred by Mr. O’Neill in connection with his employment and exit from the Company, including legal fees, costs of travel, job-search assistance, professional fees, association dues, and phone- and other connection-charges.

o	The Company will make an aggregate of $200,000 in severance payments, payable in semi-monthly installments in accordance with the Company’s normal payroll schedule and practices until such amount is paid in full.

o	The Company will continue to pay the premiums of, and permit Mr. O’Neill to participate in, the medical, dental and life insurance plans as offered by the Company from time to time to its employees for a period of one year following the termination date, provided that said payments and participation shall cease on the 60th day following Mr. O’Neill’s commencement of full-time employment with a new employer, and further provided, that Mr. O’Neill will be required to contribute toward premiums (via the Company’s withholding from severance payments) and make co-payments to the same extent that active employees are required to contribute or pay.

o	Provisions in Mr. O’Neill’s option agreement that would require him to exercise the options within one year of the termination date shall be deemed to be amended to allow exercise any time prior to the second anniversary of his termination date, and any such options which are not yet vested shall continue to vest during such period as though no termination of employment had occurred. In addition, such options shall be exercisable only on a “net share” basis, meaning that, upon exercise of such options, Mr. O’Neill would receive shares of the Company’s common stock equal to the difference between the market value of the shares subject to the option and their exercise price, less required withholding for taxes.

On May 14, 2007, Mr. O’Neill and the Company entered into a letter agreement, supplemental to the Severance Agreement, whereby Mr. O’Neill resigned as the Company’s Chief Financial Officer and Treasurer, effective May 18, 2007 and agreed that his employment with the Company would continue on a transition basis through June 1, 2007, which would become his termination date for purposes of the Severance Agreement.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

By:	/s/ John F. O’Neill
John F. O’Neill
Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

May 15, 2007

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