Form 10-Q
period 2007-06-30
ENVIRONMENTAL POWER CORP
filed 2007-08-13
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Common Stock outstanding at June 30, 2007: 10,122,491 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of projects,

•	the lack of binding commitments for the purchase of gas produced by certain projects,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate

•	uncertainties regarding the costs of substrate and other project inputs;

•	risks related to weather and the unpredictability of extreme weather events;

•	risks related to performance on the part of suppliers of components, goods and services to our projects

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and implied warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions, and the amount and rate of growth in expenses,

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,038,953	$13,794,091
Restricted cash	48,754,541	52,243,710
Receivables	466,124	332,335
Other current assets	86,529	78,361
Current Assets of Discontinued Operations	16,559,626	17,479,998

Total Current Assets	$73,905,773	$83,928,495

Property, Plant, and Equipment, net	$318,891	$312,747
Construction in Progress	21,869,447	14,074,353
Goodwill	4,912,866	4,912,866
Licensed Technology Rights, net	2,607,546	2,700,296
Notes Receivable, net	1,909,229	1,917,704
Deferred Financing Costs	2,616,773	2,661,251
Other Assets	23,453	23,453
Long Term Assets of Discontinued Operations	71,482,583	75,336,300

TOTAL ASSETS	$179,646,561	$185,867,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,980,500	$2,762,450
Current Liabilities of Discontinued Operations	15,970,708	14,739,895

Total Current Liabilities	$18,951,208	$17,502,345

Long Term Debt	60,139,121	60,717,099
Long Term Liabilities of Discontinued Operations	75,535,576	78,970,988

Total Liabilities	$154,625,905	$157,190,432

Minority Interests	$100	$100
Preferred stock (1)	$10,156,021	$10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	102,109	97,404
Additional paid-in capital	59,751,335	54,640,990
Accumulated deficit	(43,965,388)	(35,193,961)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$14,864,535	$18,520,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,646,561	$185,867,465

See Notes to Consolidated Financial Statements.

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of June 30, 2007 and December 31, 2006.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of June 30, 2007 and December 31, 2006, respectively.
(3)	$.01 par value; 21,400,000 shares authorized; 10,210,921 issued and 10,122,491 outstanding as of June 30, 2007; 21,400,000 shares authorized; 9,740,455 issued and 9,652,025 outstanding as of December 31, 2006.
(4)	88,430 shares at cost, as of June 30, 2007 and December 31, 2006.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2007 and June 30, 2006

	3 Months Ended		6 Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Microgy revenues	326,949	289,865	542,222	1,173,271

TOTAL REVENUES	$326,949	$289,865	$542,222	$1,173,271

COSTS AND EXPENSES:
Cost of revenue	243,739	336,833	461,060	1,109,872
General and administrative (1)	3,655,597	2,483,388	6,001,054	4,311,659
Depreciation and amortization	77,303	74,852	148,165	141,637

TOTAL COSTS AND EXPENSES	$3,976,639	$2,895,073	$6,610,279	$5,563,168

OPERATING LOSS	$(3,649,690)	$(2,605,208)	$(6,068,057)	$(4,389,897)

OTHER INCOME (EXPENSE):
Interest income	$132,240	182,635	$290,777	283,199
Interest expense	(2,283)	(2,269)	(6,202)	(6,738)
Other income	—	—	583,117	—

TOTAL OTHER INCOME	$129,957	$180,366	$867,692	$276,461

LOSS BEFORE TAXES	$(3,519,733)	$(2,424,842)	$(5,200,365)	$(4,113,436)

INCOME TAX EXPENSE (BENEFIT)	$400	400	$800	800

NET LOSS, FROM CONTINUING OPERATIONS	$(3,520,133)	$(2,425,242)	$(5,201,165)	$(4,114,236)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(3,235,321)	$(495,051)	$(2,900,473)	$(231,466)

Preferred Securities Dividend Requirements	$(333,922)	$(1,250)	$(669,790)	$(2,500)
Loss Available to Common Shareholders	$(7,089,376)	$(2,921,543)	$(8,771,428)	$(4,348,202)

Weighted Average Common Shares Outstanding
Basic	10,026,848	9,645,754	9,867,253	9,619,481
Diluted	10,026,848	9,645,754	9,867,253	9,619,481

Loss Per Common Share from Continuing Operations
Basic	$(0.39)	$(0.25)	$(0.60)	$(0.43)
Diluted	$(0.39)	$(0.25)	$(0.60)	$(0.43)

Loss Per Common Share from Discontinued Operations
Basic	$(0.32)	$(0.05)	$(0.29)	$(0.02)
Diluted	$(0.32)	$(0.05)	$(0.29)	$(0.02)

Loss Per Common Share from Continuing and Discontinued Operations
Basic	$(0.71)	$(0.30)	$(0.89)	$(0.45)
Diluted	$(0.71)	$(0.30)	$(0.89)	$(0.45)

(1)	General and administrative expenses include non-cash compensation, labor expenses, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and June 30, 2006

	6 Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES: (All Operations)
Net loss from continuing and discontinued operations	(8,101,638)	(4,345,702)
Net Loss from discontinued operations
Non-cash adjustments
Depreciation and amortization	230,461	261,500
Amortization of deferred gain	(154,206)	(154,206)
Accrued interest expense	285,752	233,697
Non-cash, stock based compensation expense	1,436,592	677,106
Write-off of Sunnyside liability	(583,030)	—
Accrued power generation revenues	3,566,957	2,123,101
Accrued lease expenses	(3,566,957)	(2,123,101)
Changes in operating assets and liabilities:
Increase in receivables	(344,226)	(4,631,961)
Increase in fuel inventory	(6,198)	(84,953)
Decrease in unbilled revenues	—	58,448
Decrease in other current assets	104,344	701,081
Decrease in notes receivable	8,475	282,071
Decrease in other assets	204,464	10,735
Decrease in billings in excess of revenues	—	(145,693)
Increase in accounts payable and accrued expenses	195,863	1,890,446

Net cash used in operating activities	$(6,723,347)	$(5,247,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	$4,513,989	$(75,480)
Construction of projects	(5,666,497)	(3,331,355)
Property, plant and equipment, and capital lease expenditures	(68,973)	(129,894)

Net cash used for investing activities	$(1,221,481)	$(3,536,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	$(197,671)	$(2,500)
Net borrowing of secured notes	(0)	71,136
Exercise of stock options	2,875,826	692,998
Capitalized financing costs	(1,741,465)	—
Net borrowings under working capital loan	1,253,000	2,750,000

Net cash provided by financing activities	$2,189,690	$3,511,634

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,755,138)	(5,272,526)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,794,091	14,840,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,038,953	$9,567,704

See Notes to Consolidated Financial Statements.

Supplemental disclosure of non cash investing and financing activity in Non-cash dividend to Series A Preferred Stock Holders	(667,290)

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Six Months Ended June 30, 2007

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Pension liability adjustment, net							119,957					119,957
Net loss						(3,958,181)						(3,958,181)

Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)

Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends on preferred stock						(197,715)						(197,715)
Issuance options & warrants for services			2,053	21	2,036,087							2,036,108
Exercise of stock options			105,054	1,050	706,092							707,142
Sale of preferred stock	281,241	10,156,021			3,893,968							3,893,968
Reclass of deferred option expense					2,418,985					(2,418,985)		—
BCF					4,131,022	(4,131,022)
Pension liability adjustment, net							499,395					499,395
Net loss						(14,115,257)						(14,115,257)

Balance at December 31, 2006	281,251	10,156,121	9,740,455	$97,404	$54,640,991	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	18,520,913
Dividends on preferred stock						(669,790)						(669,790)
Issuance options & warrants for services					2,239,223							2,239,223
Exercise of stock options			470,466	4,705	2,871,121							2,875,826
Net loss						(8,101,637)						(8,101,637)
Balance at June 30, 2007	281,251	10,156,121	10,210,921	$102,109	$59,751,335	$(43,965,388)	$—	88,430	$(385,402)	$—	$(638,219)	14,864,535

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. The information in this quarterly report should be read in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—THE COMPANY

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed three anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We have substantially completed construction of the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which we expect to achieve commercial operation in the second half of 2007. Historically we have had two principal business units, Buzzard Power Corporation (considered as Discontinued Operations) and Microgy, Inc., which are described below. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all of our available resources, in terms of both financial and human capital, to take advantage of Microgy’s opportunities.

Microgy, Inc.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes. The biogas can be used to produce pipeline-grade methane, which we refer to as RNGTM, marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

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

Discontinued Operations

The Company’s Board of Directors has authorized management to pursue negotiations for the disposition of Buzzard’s leasehold interest in the Scrubgrass facility. Buzzard Power Corporation, referred to as Buzzard, is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. The Company decided dispose of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

NOTE C—DISCONTINUED OPERATIONS

On May 31, 2007, the Company’s Board of Directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by the Company’s subsidiary, Buzzard Power Corporation, known as Buzzard. Based on the anticipated outcome, management does not expect a net loss on the sale. No impairment charges have been recorded to date.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company will not have a continuing involvement with the Buzzard business after the closing of the disposition of the leasehold interest in the Scrubgrass facility and will not continue any revenue or active cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued and the consolidated statements of operations report the operations of Buzzard as discontinued operations. We currently record a valuation allowance against the deferred tax asset of Buzzard. Upon the completion of the company’s termination of the Buzzard leasehold interest, the company will hold no deferred tax assets or liabilities.

The following table presents the major classes of assets and liabilities of the Buzzard segment reported as discontinued operations in the accompanying consolidated balance sheets:

	June 30, 2007	December 31, 2006
Assets of Discontinued Operations
Cash and cash equivalents	$557	$234
Restricted cash	2,216,890	3,241,710
Receivables	13,085,577	12,875,138
Fuel inventory	1,195,521	1,189,323
Other current assets	61,081	173,593
TOTAL CURRENT ASSETS	$16,559,626	$17,479,998

Property, Plant, and Equipment, net	140,262	148,056
Lease Rights, net	1,341,981	1,416,483
Accrued Power Generation Revenues	69,765,110	73,332,067
Other Assets	235,230	439,694
TOTAL ASSETS	$88,042,209	$92,816,298

Liabilities of Discontinued Operations
Accounts payable and accrued expenses	$10,563,708	$10,585,895
Working capital loan	5,407,000	4,154,000
TOTAL CURRENT LIABILITIES	$15,970,708	$14,739,895

Accrued Lease Expense	69,765,110	73,332,067
Secured Notes	2,994,770	2,709,020
Deferred Gain, Net	2,775,696	2,929,901
TOTAL LIABILITIES	$91,506,284	$93,710,883

The amounts reported on the consolidated balance sheets for December 31, 2006 have been reclassified from the amounts that were reported in the Company’s Annual Report on Form 10-K for its fiscal year then ended to reflect the presentation of discontinued operations.

The following table presents the summarized financial information for the discontinued operations presented in the consolidated statements of operations (amounts in 000’s):

	3 Months Ended		6 Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total Revenues	11,308,215	12,962,436	25,254,073	26,443,239

Operating Expenses	10,026,877	7,130,885	17,353,873	14,067,877
Lease Expenses	3,761,644	5,559,086	9,335,313	11,073,170
General and Administrative Expenses	595,445	654,224	1,157,710	1,296,798
Depreciation and amortization	41,148	59,247	82,296	118,494
Total Costs and Expenses	14,425,114	13,403,442	27,929,192	26,556,339

Operating Loss	(3,116,899)	(441,006)	(2,675,119)	(113 ,100)
Other Expenses	(118,122)	(61,849)	(225,354)	(118,608)
Tax Expense (Benefit)	300	(7,804)	—	(242)

Net Loss	(3,235,321)	(495,051)	(2,900,473)	(231,466)

NOTE D—NET LOSS PER COMMON SHARE

The Company follows SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

For the six months ended June 30, 2007 and 2006, we excluded 7,623,699 and 3,508,078 stock options and warrants, respectively, from the calculation of loss per share because of their anti-dilutive effect. The following tables set forth the computation of basic and diluted net loss per common share from continuing operations and discontinued operations for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands, except share and per share data):

LOSS PER SHARE	Three Months Ended		Six Months Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
CONTINUING OPERATIONS
Net Loss from Continuing Operations	$(3,520,133)	$(2,425,242)	$(5,201,165)	$(4,114,236)
Dividends to preferred stockholders	(333,922)	(1,250)	$(669,790)	$(2,500)
Earnings (Numerator)	$(3,854,055)	$(2,426,492)	$(5,870,955)	$(4,116,736)

Weighted Average Number of Common shares outstanding	10,026,848	9,645,754	9,867,253	9,619,481
Basic and Diluted Net Loss per common share from continuing operations	$(0.39)	$(0.25)	$(0.60)	$(0.43)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	$(3,235,321)	$(495,501)	$(2,900,473)	$(231,466)
Weighted Average Number of Common shares outstanding	10,026,848	9,645,754	9,867,253	9,619,481
Basic and Diluted Net Loss per common share from discontinued operations	(0.32)	(0.05)	(0.29)	(0.02)
Basic and Diluted EPS Continued and Discontinued Operations	$(0.71)	$(0.30)	$(0.89)	$(0.45)

NOTE E—STOCK-BASED COMPENSATION

We maintain equity incentive compensation plans under which restricted stock awards, stock options, stock appreciation rights and other stock-based awards may be granted to employees, directors and independent contractors. To date, we have granted stock options, stock appreciation rights, and restricted stock awards. Stock options under the plans may be either nonqualified stock options or incentive stock options. Stock options are granted with an exercise price at least equal to the market price on the date of grant and generally vest at a rate of 25%-33% per year and/or pursuant to performance-based vesting criteria. The stock options generally expire 10 years from the date of grant. We generally issue new, previously unissued shares of common stock upon exercise of stock options, though we may issue treasury shares.

Effective January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expense related to the remaining nonvested portion of all stock awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and expense related to all stock awards granted on or subsequent to January 2, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of option awards to employees. In certain cases, where vesting is dependent on a stock price being reached in a future period, the company has used the Binomial Option Pricing Model. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of three to four years.

Total stock-based compensation for the three and six months ended June 30, 2007 was $898,144, or $0.09 per share and $1,436,592 or $0.14 per share respectively. In the three and six months ended June 30, 2006 we recognized approximately $513,000, or $.05 per share and $677,000, or $0.07 per share, respectively, in non-cash compensation expense under SFAS 123R.

Valuation Assumptions: The fair value of stock options granted during the three months and six months ended June 30, 2007 and June 30, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fair Market Per Share	$4.65	$3.61	$4.80	$3.61

Assumptions
Risk-free rate of return	4.63%	4.06%	4.60%	4.06%
Volatility	72.64%	59.67%	72.82%	59.67%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	4	6	4	6

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

NOTE F—GOODWILL AND INTANGIBLE ASSETS

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

Accumulated amortization of licensed technology rights was $1,102,454 as of June 30, 2007 and $1,009,704 as of December 31, 2006. Amortization expense for licensed technology rights was $46,375 for the three months ended June 30, 2007 and $92,750 for the sixth months ended June 30, 2007. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2007	2008	2009	2010	2011	Thereafter	Total
$ 92,750	185,500	185,500	185,500	185,500	1,772,796	$2,607,546

NOTE G—LONG TERM LIABILITIES

Contractual Obligations

The following table shows our known contractual obligations of the types specified in Item 303(a)(5) of Regulation S-K.

	2007	2008	2009	2010	2011	Thereafter	Total
Commitments of Continuing Operations ($ USD)
Operating Leases(1)	115,617	141,915	122,341	118,165	79,392	—	577,430

Relocation Costs(3)	600,000	—	—	—	—	—	600,000
Construction Commitments(4)	566,771	3,000,000	—	—	—	—	3,566,771
Separation Agreement Payments(5)	1,073,533	—	—	—	—	—	1,073,533
Tax Exempt Bonds(6)	2,100,000	4,200,000	4,200,000	4,200,000	4,200,000	132,673,200	151,573,200
Vehicle Loan and Other Capital Leases(7)	38,285	51,186	21,303	9,290	—	—	120,064

Commitments of Discontinued Operations
Arclight Note(2)	—	—	—	—	—	2,994,771	2,994,771
Scrubgrass Lease Payments(8)	14,455,000	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	263,695,000
Scrubgrass Fuel Contracts(9)	1,471,266	3,033,907	3,125,322	3,217,262	3,313,430	3,412,655	17,573,842

TOTAL	20,420,472	39,817,008	39,927,966	43,488,717	47,353,822	250,766,626	441,774,611

(1)	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $286,501, $174,334, and $157,932, in 2006, 2005 and 2004, respectively.
(2)	Discontinued obligations are reflected in their entirety in 2007 to reflect the company plan to dispose of Buzzard leasehold interest in the Scrubgrass facility. Amount could be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass. The Company anticipates that the obligations of EPC Corporation will be extinguished as part of the negotiated termination of the Company’s interest in the Scrubgrass project. Should the Company not reach agreement with Scrubgrass and Arclight, Arclight may make the claim that EPC Corporation is in default under the Note and demand the acceleration of payment of the balance due. As of June 30, 2007 the balance on the Note is $2,994,771.
(3)	These costs are comprised mainly of relocation costs associated with the Company’s relocation of company headquarters from Portsmouth, NH to the White Plains, NY area. These costs will be incurred as recognized.
(4)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment and conditioning equipment, made in connection with our Microgy facilities.
(5)	These commitments reflect payments for severance and separation agreements made to Messrs. Cresci, Livingston, O’Neill, Morales, and Tejwani and are included in our balance of accrued expenses.
(6)	In 2007, Microgy is obligated to make the first scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.
(7)	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.
(8)

Buzzard is obligated under a facility lease related to the Scrubgrass plant. The estimated remaining lease term is 13.5 years. Our Scrubgrass plant lease expense was $22,091,063, $20,829,876, and $22,065,685 in 2006,

2005 and 2004, respectively. As discussed in Item 1, in addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds. Amount is expected to be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass.

(9)	We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. Amount is expected to be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass.

The following table describes our debt obligations as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Secured Promissory Notes Payable and Other Borrowings
Sunnyside project obligations	—	583,030
Vehicle loan & capital leases	139,121	134,069
Tax exempt bond financing	60,000,000	60,000,000
TOTAL	60,139,121	60,717,099

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

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of June 30, 2007 and December 31, 2006. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE H—NOTES RECEIVABLE

In 2005, we completed construction of the digesters at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which EPC agreed to provide 100% seller financing. The notes issued to the purchasers of the digesters each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Notes Receivable
Notes receivable	$2,659,229	$2,667,704
Reserve for any future cash flow deficiencies	(750,000)	(750,000)
Notes receivable, net	$1,909,229	$1,917,704

NOTE I—INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax assets. At the adoption date of January 1, 2007, we had $10,462,459 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we have $11,690,921 of unrecognized tax benefits comprised of federal and state Net Operating Losses.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we did not have any accrued interest or penalties related to uncertain tax positions.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE J—SEGMENT INFORMATION

We have historically managed and evaluated our operations in two reportable business segments: Microgy and All Other Segments, which is comprised of corporate items that are not directly tied to Microgy. Financial data for reportable business segments is as follows:

SEGMENT INFORMATION (UNAUDITED)	Microgy	All Other Segments	Consolidated
Three Months Ended June 30, 2007
Revenues	326,949	—	326,949
Interest income	1,441	130,799	132,240
Interest expense	1,458	825	2,283
Depreciation and amortization	63,154	14,149	77,303
Construction in progress	4,110,462	—	4,110,462
Capital expenditures	6,555	9,782	16,337
Pre-tax (loss) from continuing operations	(1,559,221)	(1,950,512)	(3,519,733)
Identifiable assets	83,325,560	8,278,792	91,604,352

Three Months Ended June 30, 2006
Revenues	289,865	—	289,865
Interest income	—	182,635	182,635
Interest expense	710	1,559	2,269
Depreciation and amortization	60,345	14,507	74,852
Construction in progress	4,160,829	—	4,160,829
Capital expenditures	53,267	54,303	107,570
Pre-tax (loss) from continuing operations	(1,607,385)	(817,464)	(2,424,842)
Identifiable assets	14,532,526	10,464,673	24,997,199

Six Months Ended June 30, 2007
Revenues	542,222	—	542,222
Interest income	5,416	285,361	290,777
Interest expense	4,324	1,878	6,202
Depreciation and amortization	118,417	29,748	148,165
Construction in progress	7,795,094	—	7,795,094
Capital expenditures	51,065	17,909	68,974
Pre-tax (loss) from continuing operations	(3,008,946)	(2,191,419)	(5,200,365)
Identifiable assets	83,325,560	8,278,792	91,604,352

Six Months Ended June 30, 2006
Revenues	1,173,271	—	1,173,271
Interest income	—	283,199	283,199
Interest expense	1,029	5,709	6,738
Depreciation and amortization	114,440	27,197	141,637
Construction in progress	4,160,829	—	4,160,829
Capital expenditures	71,575	58,319	129,894
Pre-tax (loss) from continuing operations	(2,890,593)	(1,222,847)	(4,113,436)
Identifiable assets	14,532,526	10,464,673	24,997,199

NOTE K—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, and the company adopted this interpretation in the first quarter of 2007 (Note I).

NOTE L—SUBSEQUENT EVENTS

Sale of Carbon Credits

Microgy, Inc., has recently entered into an agreement to sell an estimated 65,000 tons of carbon credits per year generated from the three Wisconsin projects it operates, for the period 2007 through 2011. Microgy will use the proceeds of the sales, in accordance with operating agreements with the farms, toward repayment of the notes owed to Microgy. The agreement with the carbon credit purchaser does not allow the terms of the sale to be disclosed but the quality of the credits from the projects did allow the Company to lock in favorable pricing that will allow for an acceleration of payments on the notes.

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

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed three anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. We have substantially completed construction of the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which we expect to achieve commercial operation in the second half of 2007. Historically, we have had two principal business units, Buzzard Power Corporation (presented below as Discontinued Operations) and Microgy, Inc., which are described below. We believe that Microgy represents a substantial portion of the future potential growth of Environmental Power Corporation and, as such, we are investing substantially all of our available resources, in terms of both financial and human capital, to take advantage of Microgy’s opportunities.

Microgy, Inc.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes. The biogas can be used to produce pipeline-grade methane, which we refer to as RNGTM, marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

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

Discontinued Operations

Buzzard Power Corporation, referred to as Buzzard, is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station.

On May 31, 2007, the Company’s Board of Directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by Buzzard. The contemplated disposition of the lease and related cancellation of indebtedness is expected to have a combined transaction value of approximately $3.0 million in cash payments and forgiveness of indebtedness.

The Company expects to receive a cash payment to cover expenses. The lease for the Scrubgrass facility will be terminated or assigned and all obligations of all parties relative to the lease arrangement will be cancelled. The anticipated agreement would resolve all issues relating to possible present and future defaults by Buzzard under the lease for the Scrubgrass facility and related forbearance, as described in the Company's filings with the Securities and Exchange Commission.

It is contemplated that the Company's subsidiary, EPC Corporation, will enter into a contemporaneous agreement with Crystal Creek Coalpower Funding LLC, an affiliate of ArcLight Capital Partners, L.P., to cancel $3.0 million of EPC Corporation indebtedness.

Closing is expected to be conditioned on obtaining normal project financing consents, none of which is expected to be withheld or materially delayed. The Company expects the closing to occur in the second half of 2007.

In the course of their negotiations, Scrubgrass and Buzzard entered into an interim agreement to amend the Forbearance Agreement between them dated as of December 11, 2006, in order to provide for an extension of the “Forbearance Termination Date” (as defined therein) to August 31, 2007. As reported in Form 8-K dated December 11, 2006, as filed with the U.S. Securities and Exchange Commission, under the Forbearance Agreement, Scrubgrass agrees that, until the Forbearance Termination Date, it will forbear from exercising its rights and remedies under the Lease Agreement with respect to certain missed rental payments. Should the parties not reach agreement by August 31, 2007, Scrubgrass may elect to pursue its remedies for default based on the missed rental payment and, in addition, Crystal Creek Coalpower may pursue a claim of default against EPC Corporation related to its alleged failure to make payments of interest when due in connection with the EPC Corporation 20.0% Senior Secured Note Due December 31, 2012. Default by Buzzard under the Lease Agreement and by EPC Corporation in connection with the referenced Note is without recourse against Environmental Power Corporation.

Prior to the Board’s decision to authorize management to enter into negotiations regarding the disposition of the lease on the Scrubgrass facility, the Company was reporting financial results in three operating segments, Buzzard, Microgy, and All Other Segments, the last of which is comprised of corporate items that are not directly tied to either the Buzzard or Microgy operating segments. Upon disposition of the lease for the Scrubgrass facility, the company will have only two reporting segments. The assets and liabilities of Buzzard have been reported as “discontinued operations” on the accompanying consolidated balance sheets and consolidated statements of operations of Environmental Power.

Approximately $51.7 million, or 95.9%, of the Company’s $53.9 million in total consolidated revenues for the fiscal year ended December 31, 2006 were derived from Buzzard. The disposition of Buzzard’s leasehold interest in the Scrubgrass facility will substantially reduce the Company’s revenue base and continue its trend of operating losses and uses of cash until the revenue base for Microgy grows to sufficient levels to support the Company’s expense base.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and six month periods ended June 30, 2007 with the results of operations for the three and six month periods ended June 30, 2006. Unless otherwise indicated, all references to 2007 pertain to the three months ended June 30, 2007 and all references to 2006 pertain to the three months ended June 30, 2006. Historical results and trends that might be discussed below should not be taken as indicative of future operations.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

For the six months ended June 30, 2007, we had a net loss available to common shareholders of $5.9 million, or loss available per common share of $0.60 from continuing operations, compared to net loss available to common shareholders of $4.1 million, or loss per common share of $0.43, for the six months ended June 30, 2006. The increase in net loss was primarily attributable to an increase in costs and expenses of $1.0 million, a decrease in revenue of $631,000, and a $667,000 increase in preferred dividend requirements that we did not have in the 2006 period. These amounts were partially offset by a $583,000 increase in other income related to the release of the Sunnyside contingent liabilities. These changes are discussed in more detail below.

Revenues from continuing operations decreased by $631,000, or 54%, to $542,000 for the six months ended June 30, 2007, as compared to $1.2 million for the same period in 2006. This decrease in revenue is due mainly to the change in business model from a model where facilities are sold, to the current ownership model, where we build and operate facilities for our own account. Revenues from the operation and maintenance of facilities increased to $542,000 for the six months ended June 30, 2007, compared to $242,000 for the same period in the prior year. This increase is primarily due to increased gas production at the Wisconsin facilities, and the fact that not all of the Wisconsin facilities were operational in the six months ended June 30, 2006. In 2006, we recognized $1 million from the sale of the Wisconsin facilities whereas there were no such sales in 2007.

Costs and expenses from continuing operations increased by $1.0 million to $6.6 million for the six months ended June 30, 2007, as compared to $5.6 million for the same period in 2006. A $759,000 increase in non-cash compensation expense and a $338,000 increase in payroll related expenses including severance were partially offset by a $152,000 decrease in travel and entertainment expenses.

We have one primary business segment, Microgy. The results of operations for this business segment, as well as All Other Segments, which is comprised of parent company expenses and non-current business segments, and discontinued operations, comprised of the results of our Buzzard subsidiary, are discussed below.

Microgy

Pre-tax losses at Microgy increased to $3.0 million for the six months ended June 30, 2007, as compared to $2.9 million for the six months ended June 30, 2006. A $630,000 decrease in revenue was offset by a $649,000 decrease in costs of revenue. In addition, a $300,000 increase in development expenses was offset by a $300,000 decrease in payroll expenses. These changes are discussed in more detail below.

Microgy recognized revenues of $542,000 for the six months ended June 30, 2007, compared to $1.2 million for the same period in 2006. This decrease is due primarily to the shift in corporate emphasis from a sales model, where we sell facilities to third parties, to an ownership model, where we construct facilities for our own account. In the six months ended June 30, 2006, $1.0 million of revenues for the period were associated with the construction of facilities for the account of third parties under our relationship with Dairyland using the percentage of completion method, and $242,000 of revenues for the period related to the management of these facilities. In the six months ended June 30, 2007, all $542,000 of revenue was from our contracts to provide operations and maintenance services for the Wisconsin facilities.

Microgy’s cost of revenue decreased to $461,000 for the six months ended June 30, 2007, as compared to $1.1 million for the same period in 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. In the six months ended June 30 2006, $476,000 of the $1.1 million in costs of revenue was related to the construction of facilities constructed for sale to third parties. Operations and maintenance costs decreased from $634,000 in the six months ended June 30, 2006 to $461,000 in the six months ended June 30, 2007, due primarily to lower repair costs at the Wisconsin facilities.

General and administrative expenses for Microgy increased by $134,000 to $3.0 million for the six months ended June 30, 2007, as compared to $2.8 million for the same period in 2006. This increase was primarily due to a $338,000 increase in corporate overhead allocation to $1.2 million in the six months ended June 30, 2007 from $880,000 in the same period in 2006. The increase is also attributable in part to an increase in development costs of $300,000 during the six months ended June 30, 2007. These increases were partially offset by a $300,000 decrease in payroll expenses and a $136,000 decrease in travel and entertainment expenses.

In the six months ended June 30, 2007, our construction in progress balance increased by $7.8 million to a total of $21.9 million. Of the $21.9 million, $18.4 million of this balance is related to the Huckabay Ridge facility. In the six months ended June 30, 2006, our construction in progress balance increased by $3.3 million to $4.2 million.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. The expenses in this segment are comprised of corporate items that are not directly tied to Microgy or our discontinued operations. We did not have any revenues in these segments for the six months ended June 30, 2007 or 2006. We had a pre-tax loss in this segment of $2.2 million for the six months ended June 30, 2007, compared to a pre-tax loss of $1.2 million for the same period in 2006. The increase in pre-tax loss is primarily due to increases in non-cash compensation expense of $759,000, as described in more detail below.

In the six months ended June 30, 2007, we recognized $1.4 million of non-cash compensation expenses due primarily to the FAS 123R treatment of options and stock appreciation rights issued to employees. In the six months ended June 30, 2006, we recognized non-cash compensation expense of $677,000 due primarily to the variable accounting treatment of performance-based options.

As the result of the issuance of our Series A 9% cumulative convertible preferred stock in November 2006, we experienced an increase in preferred security dividend requirements from $2,500 for the six months ended June 30, 2006 to $669,790 for the six months ended June 30, 2007.

The foregoing expenses were offset in part by total other income in this segment of $866,000 for the six months ended June 30, 2007, compared to income of $279,000 for the same period in 2006. The increase in other income is primarily due to the expiration of the statute of limitations regarding the Sunnyside project liability, which provided $583,000 in other income.

Discontinued Operations

Discontinued Operations accounted for a pre-tax loss of $2.9 million for the six months ended June 30, 2007, compared to a $232,000 pre-tax loss for the same period in 2006. This increase in pre-tax loss is primarily due to an increase in operating expenses of $3.3 million, and a decrease in power revenues of $1.2 million. These changes were partially offset by a $1.7 million dollar decrease in lease expense.

Billed power generation revenues at Buzzard increased by $255,000 to $28.8 million for the six months ended June 30, 2007 as a result of increased power rates, as compared to $28.6 million for the six months ended June 30, 2006. Buzzard operated at 91.7% of capacity for this period, compared to 96.9% of capacity for the same period in 2006. The decrease was a result of a twelve day maintenance outage in the month of May. The decrease in capacity was offset by a 7% increase in billed power rates in 2007. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $1.4 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component will continue to decrease in subsequent years, lowering our reported power generation revenues. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the six months ended June 30, 2007 increased by $3.3 million to $17.4 million, as compared to $14.1 million for the same period in 2006. This increase was primarily a result of increases in maintenance costs of $2.7 million and labor costs of $573,000. Lease expenses at Buzzard decreased by $1.7 million to $9.3 million in the six months ended June 30, 2007, compared to $11.0 million in the six months ended June 30, 2006. General and administrative expenses decreased by $139,000 to $1.2 million in the six months ended June 30, 2007, as compared to $1.3 million in the same period in 2006, primarily due to a decrease in corporate overhead.

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

For the three months ended June 30, 2007, we had a net loss available to common stockholders of $3.9 million, or $0.39 per common share, compared to a loss of $2.4 million, or $0.25 per common share, for the three months ended June 30, 2006. The increase in net loss was due to a $1.2 million increase in general and administrative expenses, primarily due to increased non-cash compensation expense, and a $332,672 increase in preferred dividend requirements.

Revenues from continuing operations increased slightly to $327,000 for the three months ended June 30, 2007, as compared to $290,000 from the same period in 2006.

Costs and expenses from continuing operations increased by $1.1 million to $4.0 million for the three months ending June 30, 2007, as compared to $2.9 million for the same period in 2006. The increase was primarily attributable to a $1.2 million increase in general and administrative expenses, due primarily to a $385,000 increase in non-cash compensation expense and a $571,000 increase in payroll expenses as a result of severance contracts entered into during the 2007 period. These increases were partially offset by a $93,000 decrease in costs of revenue at Microgy.

The reasons for the foregoing changes are discussed in more detail below.

Microgy

Pre-tax losses at Microgy were $1.6 million for both the three months ended June 30, 2007 and the three months ended June 30, 2006. A $37,000 increase in revenue and a $93,000 decrease in costs of revenue were partially offset by an $80,000 increase in general and administrative expenses.

Microgy recognized revenues of $327,000 for the three months ended June 30, 2007, up slightly from $290,000 for the same period in 2006. This increase is due to higher gas revenues at the Wisconsin facilities, as these facilities operated at a higher average capacity, due principally to the fact that all three facilities produced gas in the second quarter of 2007 while only two facilities produced gas in the second quarter of 2006.

Cost of revenue at Microgy decreased to $244,000 for the three months ended June 30, 2007, as compared to $337,000 for the same period in 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model. General and administrative expenses at Microgy remained essentially flat at $1.6 million for the three months ended June 30, 2007, compared to $1.5 million for the three months ended June 30, 2006. A $300,000 increase in development costs was partially offset by a $111,000 decrease in salary costs and an $64,000 decrease in travel and entertainment expenses.

All Other Segments

All other segments are comprised of corporate expenses and non-current business segments. We did not have any revenues in these segments for the three months ended June 30, 2007. We had pre-tax loss in this segment of $2.0 million for the three months ended June 30, 2007, compared to a pre-tax loss of $817,000 for the three months ended June 30, 2006. This increase in pre-tax loss is primarily attributable to a $385,000 increase in non-cash compensation expense as well as a $682,000 increase in payroll expenses.

The accounting for non-cash compensation expense, in accordance with FAS 123R resulted in a non-cash compensation expense of $898,000 for the three months ended June 30, 2007. Please see Note E to the condensed consolidated financial statements included in this report for more information.

As the result of the issuance of our series A 9% cumulative convertible preferred stock in November 2006, we experienced an increase in preferred security dividend requirements from $1,250 for the three months ended June 30, 2006, as compared to $333,922 for the three months ended June 30, 2007.

The foregoing expenses were offset in part by total other income in this segment of $130,000 for the three months ended June 30, 2007, compared to income of $181,000 for the same period in 2006. The decrease in total other income was due to decreased interest income.

Discontinued Operations

We experienced a pre-tax loss from Discontinued Operations of $3.2 million for the three months ended June 30, 2007, compared to a pre-tax loss of $503,000 for the three months ended June 30, 2006.

Billed power revenues at Buzzard, which consist of power generation revenues decreased to $13.1 million for the three months ended June 30, 2007, compared to $14.0 million for the same period in 2006. Buzzard operated at 82.93% of capacity for this period, compared to 94.6% of capacity for the same period in 2006. The decrease in capacity was the result of a 12 day maintenance outage in the month of May. Billed power rates also increased by 7% as compared to the prior year period. Accrued power generation revenues were a $1.8 million offset to Buzzard revenue, compared to a $1.1 million offset in the previous year. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended June 30, 2007 increased by $2.9 million to $10.0 million, as compared to $7.1 million for the same period in 2006 due to a $2.7 million dollar increase in maintenance costs and a $488,000 dollar increase in labor costs associated with May’s maintenance outage. These increases were partially offset by a $310,000 decrease in fuel costs compared to the same period in the prior year.

Lease expenses at Buzzard for the three months ended June 30, 2007 decreased to $3.8 million, compared to $5.6 million for the same period in 2006. General and administrative expenses decreased to $595,000 in the three months ended June 30, 2007, compared to $654,000 in the same period in the prior year, due primarily to a $54,000 decrease in general overhead fees.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our net cash used in operating activities was $6.7 million for the six months ended June 30, 2007, compared to cash used in operating activities of $5.2 million for the same period in 2006. We reported a net loss from continuing operations of $5.2 million and a net loss from discontinued operations of $2.9 million for 2007. The following adjustments need to be considered in order to reconcile our net loss in the six months ended June 30, 2007 to our net cash used in operating activities:

Depreciation and amortization – During the six months ended June 30, 2007, we recognized depreciation and amortization expense for lease rights of $74,502, licensed technology rights of $92,750, and property plant and equipment of $63,209.

Interest expense, accrued and added to the balance of borrowing – During the six months ended June 30, 2007, we had $286,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation – The accounting for options issued to employees resulted in non-cash compensation expenses of $1,436,592 for the six months ended June 30, 2007.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the first two quarters of 2007:

Receivables – Microgy receivables increased to $267,000 on June 30, 2007 from $110,000 on December 31, 2006 primarily due to increased gas production at the Wisconsin facilities in the second quarter of 2007. Receivables at Buzzard increased to $13.1 million on June 30, 2007 from $12.9 million on December 31, 2006 due to increased power generation revenues in the second quarter of 2007 compared to power generation revenues in the fourth quarter of 2006.

Fuel Inventory – Fuel inventory at Buzzard remained relatively flat at $1.2 million on June 30, 2007, compared to $1.2 million on December 31, 2006.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses not related to accrued preferred dividends remained relatively flat at $13.5 million on June 30, 2007 compared to $13.3 million on December 31, 2006.

Investing Activities

Our cash used for investing activities was $1.2 million for the six months ended June 30, 2007, as compared to $3.5 million in the same period in 2006. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On June 30, 2007, the disbursement agent was holding a balance of $48.8 million in bond proceeds, compared to $52.2 million on December 31, 2006. Additionally, we are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use cash from this restricted maintenance fund for major equipment overhauls at Scrubgrass, subject to certain restrictions. Our restricted cash balance was $2.2 million on June 30, 2007, compared to $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses.

Construction on projects – Expenditures on our facilities were $5.7 million for the six months ended June 30, 2007. As of June 30, 2007 the company had incurred expenditures of $18.4 million related to the construction of the Huckabay Ridge facility, including $3.5 million of capitalized start-up and commissioning costs due to the delay of six months in commissioning. Expenditures for projects other than Huckabay were approximately $1.1 million in the six months ended June 30, 2007.

Property, plant and equipment – Property, plant and equipment expenditures were $69,000 for the six months ended June 30, 2007, compared to expenditures of $130,000 for the same period in 2006. This decrease is primarily a result of the fact that several vehicles required for the operation of the Wisconsin facilities were purchased in the first six months of 2006.

Financing Activities

Our cash provided by financing activities was $2.2 million in the six months ended June 30, 2007, compared to cash provided by financing activities of $3.5 million in the six months ended June 30, 2006. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $2,500 to its preferred stockholder during the six months ended June 30, 2007. Environmental Power paid dividends of $195,000 to its Series A preferred stock holders during the six months ended June 30, 2007.

Exercise of Stock Options and Warrants – We received $2.9 million of gross proceeds from the exercise of stock options and warrants in the six months ended June 30, 2007.

Working Capital Loan and Current Notes Payable for Scrubgrass – Buzzard may borrow up to $6 million under a Lessee Working Capital Loan Agreement with the lessor of the Scrubgrass facility for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $5.4 million as of June 30, 2007.

2007 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2007 is being compared to our historical results of operations for 2006:

Microgy

We expect increased revenues from Microgy in late 2007, as we expect sales of RNG™ from our Huckabay Ridge facility in Texas. The company has incurred an extended period of startup and commissioning costs at Huckabay, and management currently believes the Huckabay Ridge facility will reach full commercial operations late in the third quarter or early in the fourth quarter of 2007. Our revenues related to the Wisconsin facilities are expected to increase slightly. All three Wisconsin digesters will be fully operational for the entire year, whereas some facilities were still in construction for part of 2006.

Management currently believes the Huckabay Ridge facility will reach full commercial operations late in the third quarter or early in the fourth quarter of 2007. Despite achieving biogas levels which met expectations earlier this year when the gas conditioning and compression equipment was not operating reliably, we have not been able to achieve targeted biogas output on five of the eight digesters. The main cause of the diminished production has been identified and directly relates to excessive recycling of water in our system for the purpose of conditioning dry-lot manure. The level of recycling was necessary because of the unprecedented rainfall and flooding that had filled our onsite storage lagoons and limited our ability to add fresh water to the system. We have identified and begun implementing an alternate strategy which will add some operating costs but which will facilitate our reaching commercial operations and support uninterrupted operations in the future

We have also learned valuable lessons regarding the balancing of substrate supply in this first large-scale operation of its kind. We believe that substrate imbalances may have contributed to some of the biogas production issues that we have recently encountered. While the process is ongoing, we will be continuing to improve the reliability of the gas conditioning and compression system and delivering RNG to the pipeline to the maximum extent possible.

Our operating expenses are expected to increase in late 2007 to reflect the commercial operation of the Huckabay Ridge facility. Start-up and commissioning costs are currently being capitalized prior to the commencement of commercial operations. General and administrative expenses are expected to increase relative to last year as we prepare for the construction of additional planned digester facilities. We will continue to incur substantial costs associated with the growth of the business.

As of June 30, 2007, we had a total cost of $18.4 million associated with the Huckabay project, of which $588,000 was made up of capitalized finance costs and approximately $3.5 million of capitalized startup and commissioning costs due to the six month delay in commissioning. In the three months ended June 30, 2007, we received proceeds of approximately $156,000 from sales of the RNG produced by the Huckabay Ridge facility, which has operated intermittently at various production levels. As these sales have been incurred prior to the facility achieving full-scale commercial production, these sales have been credited against Huckabay capital expenditures.

Construction of additional facilities in Texas is pending the successful completion of the application of lessons learned from the Huckabay project, including permitting, substrate management and supply, and off-take opportunities. The timing of the commencement of new construction related to other announced projects in California and other locations is dependent on the receipt of applicable permits and arrangement of financing. The company further anticipates heightened capital expenditures late in the fourth quarter of 2007 associated with the commencement of the construction phase of other projects.

All Other Segments

For the remainder of 2007, we expect a significant increase in general and administrative expenses for 2007 as compared to 2006, as we make payment under various severance arrangements and incur expenses associated with the planned relocation of our corporate headquarters from Portsmouth, New Hampshire to the White Plains, New York area in the fourth quarter of 2007.

Cash Flow Outlook

During 2007, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash would be used to repay interest and principal on the ArcLight loan and, in any event, we expect this leasehold interest to be terminated.

On June 30, 2007, our unrestricted cash balance was $8.0 million, as compared to $13.8 million as of December 31, 2006. In addition, our restricted cash balances were $48.8 million and $52.2 million from continuing operations, at June 30, 2007 and December 31, 2006, respectively. We are allowed to spend restricted cash contributed to the Scrubgrass maintenance fund to fund the cost of major equipment overhauls at Scrubgrass, subject to certain restrictions, and to use restricted cash representing the remaining proceeds of our $60 million tax-exempt bond financing to construct up to four planned RNG facilities in Texas, subject to certain restrictions.

We believe that our current cash balance will be sufficient to fund our minimum lease, debt obligations, current construction commitments, and our corporate overhead requirements through at least the end of 2007. However, our current cash balance and our cash flows from operations will not be sufficient to fund the construction of currently planned facilities in the absence of obtaining additional financing.

Our present business strategy generally anticipates direct or indirect participation in the ownership of all facilities. We anticipate that project or corporate financing may be obtained in the form of a credit facility with one or more lenders, the sale of tax exempt or taxable bonds to investors, equity, other financing, or a combination of the foregoing. We will need to raise significant additional financing in the very near future. However, we cannot assure you that we will be able to secure corporate, project or other financing in the amount required to fulfill any development or construction requirements, that financing will be obtained in time to meet such requirements, or that any such proposed financing, if obtained, will be on terms favorable to us or any other prospective project owner. Furthermore, to the extent Microgy or an affiliate is a direct or indirect owner of facilities, Microgy will need to obtain substantial additional financing to allow it to develop and construct such facilities. While we also intend to seek debt or equity financing at the parent company level in order to fund Microgy’s operations, we cannot assure you that we will be successful in obtaining such financing or that, if obtained, such financing will be on terms favorable to us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant risk exposure is changing interest rates, which may affect our short term investments, debt and certain of our lease expenses. We expect to become increasingly exposed to commodity price risk relating to our gas production. We offer the following information about these market risks:

Short-term investments

We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of three months or less. Because of the credit quality and short duration of these investments, we do not believe our short-term investments are subject to material market risk.

Debt

Our discontinued operations have borrowings that bear interest at variable rates that are based on LIBOR.

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

As of June 30, 2007, the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $112,489,000. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in lease expense of $1,124,890. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining its variable rate borrowings.

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

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with acquiring and transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. For example, Microgy has recently experienced an unfavorable shift in the availability of certain types of substrates as a result of increases in corn and animal-feed prices. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. The company is aggressively pursuing efforts to secure reliable substrate supplies on cost effective terms for projects.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Microgy has a history of losses. For the six months ended June 30, 2007, we incurred a net loss of $3.0 million. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $6.8 million, $11.4 million and $4.0 million, respectively. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower stock price.

Microgy cannot predict when any facility will be completed, what Microgy’s costs will be or, consequently, whether Microgy or any facility developed by Microgy will be profitable.

Development of Microgy’s facilities is an inherently risky activity, subject to significant uncertainties and a lengthy development cycle. Uncertainties and risks include those relating to costs and availability of supplies and labor, costs and quality of facility components and installation services, fluctuations in the prices available for the sale of facility output and timing of completion of construction and commencement of commercial operations. For instance, Microgy has encountered problems with the quality of the gas conditioning and compression equipment supplied to it for the Huckabay Ridge facility. Furthermore, obtaining the large number of agreements, permits and approvals necessary to develop, install, operate and manage any of Microgy’s facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Microgy is required to enter into or obtain some or all of the following in connection with the development of its facilities:

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

The performance of Microgy’s facilities is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of renewable natural gas. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. While Microgy has or is expected to have agreements relating to the supply of manure and substrate, these agreements may not cover all of Microgy’s requirements for such resources, and Microgy will be subject to the ability of the counterparties to such agreements to perform their obligations thereunder. Lack of manure or substrate or adverse changes in the nature or quality of such waste resources or the cost to supply them would seriously affect the ability of Microgy’s facilities to produce gas at profitable levels and, consequently, its ability to develop and finance facilities and to operate efficiently and generate income. As a result, its revenue and financial condition would be materially and negatively affected. For example, Microgy has recently experienced an unfavorable shift in the availability at a reasonable costs of certain types of substrates as a result of increases in corn and animal-feed prices, and is unable to determine how long this shift will continue or what its long term effects may be on the cost of substrates and the operating costs of its facilities. We cannot assure you that the waste resources Microgy’s facilities require will be available in the future for free or at prices that make them affordable or accessible.

Microgy is expected to derive a significant portion of its revenues from the sale of gas as a commodity; as a result, it will be exposed to risk relating to volatility in the commodity price of natural gas, which could have a material adverse impact on its profitability.

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, with recent significant price declines, and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. Microgy, Inc. has entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities in an amount up to 8,000 MMBTUs per day.

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

Microgy also faces many forms of competition with respect to the resources required to operate its facilities. Such competition includes other providers of pollution control, including environmental engineers, providers of pollution control systems, private companies, public companies, associations, cooperatives, government programs, foreign companies, and educational pilot programs. Furthermore, there are many companies that offer anaerobic digester systems. We believe that at least 60 companies offer complete systems or components to these systems in the U.S. market. A number of competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States. Microgy may be forced to compete with any of these competitors for access to equipment, construction supplies, skilled labor for the construction and operation of its facilities and the supplies of manure and substrate required to operate its facilities. In addition, Microgy may also have to compete for access to substances that make desirable substrates with other users of these substances, such as recyclers of waste grease and producers of biodiesel and other biofuels. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of Microgy’s facilities. If Microgy cannot obtain and maintain these supplies, or cannot obtain or maintain them at reasonable costs, the profitability of Microgy’s business will be adversely affected.

Extreme weather events may have a material adverse effect on the operation on our facilities.

Microgy’s facilities, and the anaerobic digestion process on which they are based, are complex and, therefore, sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. For instance, Texas experienced record cold temperatures in early 2007 which negatively impacted the startup of the Huckabay Ridge facility. In addition, unusually heavy rains can upset the proper mix of inputs necessary for the anaerobic digestion process, and facilities can also be sensitive to lightning strikes. While Microgy considers typical local weather conditions in the design of its facilities, Microgy cannot anticipate unusual weather events, and such events have had and are likely to continue to have a material adverse effect on the operation of its facilities.

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

Microgy licenses its anaerobic digester technology from Danish Biogas Technology, A.S., referred to as DBT, a Danish company. DBT is a single purpose entity formed to hold the license agreement by Dansk Biogas, A.S. Dansk Biogas, A.S. was merged with DDH Contractors in 2004 and the combined entity is now known as Xergi, A.S. DBT is now a wholly owned entity of Xergi, A.S. The license agreement grants to Microgy a perpetual, exclusive license to develop facilities based on this technology in North America. Pursuant to the licenses agreement, Microgy is required to pay a one-time licensing fee per facility and engineering and design fees to DBT in connection with the development of facilities. Over the course of development of the Microgy facilities to date, Microgy has become less and less dependent on the technical and operating experience of DBT and Xergi and the exclusivity provisions of the license agreement have become a valuable component of Microgy’s business as it limits entrance of other competitors or Xergi itself into the market space. Therefore, if DBT or Xergi were to cease doing business or the license agreement itself was abandoned, our Microgy business may be negatively impacted due to the loss of our ability to control dissemination of the technology through the loss of the exclusivity provisions.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of June 30, 2007, we had approximately 1,104,924 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144(k). The company is currently authorized to issue 21,400,000 shares of common stock.

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our stockholders of up to 1,677,688 shares of our restricted common stock, of which 1,066,928 shares are currently issued and outstanding and 610,760 shares were subject to outstanding warrants, of which warrants for 446,108 shares have been exercised and warrants for 164,652 shares have now expired. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants. In addition, in connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,387,360 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants. The shares of series A preferred stock are convertible at a conversion price of $5.27 per share, and the common stock warrants are exercisable at a price of $5.52 per share as to 1,406,205 of the warrants, and $5.27 per share as to 168,745 of the warrants.

In addition, pursuant to our business development agreement with Cargill, Incorporated, we may issue warrants to Cargill from time to time to acquire up to an aggregate of 4.99% of our outstanding common stock on a fully diluted basis, at an exercise price equal to 75% of the closing price of our common stock on the date on which such warrants are issued. In May 2007, we issued 175,912 warrants, representing 1% our fully diluted common stock at the time to Cargill as required by the business development agreement.

As of June 30, 2007, we had outstanding options and warrants to acquire up to approximately 2,939,213 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 102,000 shares as of June 30, 2007, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of June 30, 2007, management and directors, including Richard E. Kessel, Joseph E. Cresci, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 10.9% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 21.7% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the American Stock Exchange, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from June 1, 2007 to June 30, 2007, our daily trading volume ranged from a low of 9,800 shares to a high of 259,100 shares, and averaged 69,819 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operation losses into at least 2008. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants, we will require and will continue to seek corporate and project financing to fund our ongoing operations and growth plans as well as and the cost of any development we may decide to pursue for our facilities. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. We have the authority to issue up to 21,400,000 shares of common stock, of which 10,122,491 are issued and outstanding and 4,811,289 have been reserved for issuance upon the exercise of options and warrants outstanding as of June 30, 2007. An additional 2,812,410 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued 175,912 warrants, representing 1% our fully diluted common stock at the time to Cargill as required by the business development agreement.

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

We have not paid cash dividends on our common stock since 2001, and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on our series A preferred stock. Furthermore, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock are outstanding. Because we do not anticipate paying cash dividends on our common stock, the return on investment on our common stock will depend solely on a change, if any, in the market value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL POWER CORPORATION

By:	/s/ Michael E. Thomas
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

August 13, 2007

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated November 30, 2004, as filed with the SEC on December 2, 2004 (SEC File No. 000-15472))

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472))

3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393))

10.1	Employment Offer Letter, dated May 10, 2007, between the Registrant and Michael E. Thomas.

10.2	Form of Stock Appreciation Right Agreement under the 2005 Equity Incentive Plan and 2006 Equity Incentive Plan.

10.3	Release and Severance Agreement, dated May 9, 2007, between the Registrant and John F. O’Neill.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.