Form 10-Q
period 2007-09-30
ENVIRONMENTAL POWER CORP
filed 2007-11-14
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Common Stock outstanding at September 30, 2007: 10,267,784 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving development-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

•

uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues and the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” as well as factors set forth in other filings we make with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,884,372	$13,794,091
Restricted cash	47,195,080	52,243,710
Receivables	1,040,174	332,335
Common stock subscription	26,199,000	0
Other current assets	43,055	78,361
Current assets of discontinued operations	17,945,333	17,479,998

Total Current Assets	$96,307,014	$83,928,495

Property, Plant, and Equipment, net	$290,453	$312,747
Construction in progress	24,745,321	14,074,353
Goodwill	4,912,866	4,912,866
Licensed technology rights, net	2,561,171	2,700,296
Notes receivable, net	1,841,740	1,917,704
Deferred financing costs, net	2,594,534	2,661,251
Other assets	23,551	23,453
Long term assets of discontinued operations	69,657,978	75,336,300

TOTAL ASSETS	$202,934,628	$185,867,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,612,108	$2,762,450
Current liabilities of discontinued operations	19,290,900	14,739,895

Total Current Liabilities	$22,903,008	$17,502,345

Other Liabilities	204,485
Long Term Debt	60,119,361	60,717,099
Long Term Liabilities of Discontinued Operations	73,830,688	78,970,988

Total Liabilities	$157,057,542	$157,190,432

Minority Interests	$100	$100
Preferred stock (1)	$10,156,021	$10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	102,677	97,404
Additional paid-in capital	86,855,866	54,640,990
Accumulated deficit	(50,214,057)	(35,193,961)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders’ Equity	$35,720,965	$18,520,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,934,628	$185,867,465

See Notes to Consolidated Financial Statements.

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of September 30, 2007 and December 31, 2006.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2007 and December 31, 2006, respectively.
(3)	$.01 par value; 50,000,000 shares authorized; 10,267,784 issued and 10,179,354 outstanding as of September 30, 2007; 21,400,000 shares authorized; 9,740,455 issued and 9,652,025 outstanding as of December 31, 2006.
(4)	88,430 shares at cost, as of September 30, 2007 and December 31, 2006.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2007 and September 30, 2006

	3 Months Ended		9 Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Microgy revenues	343,607	595,040	885,829	1,768,311

TOTAL REVENUES	$343,607	$595,040	$885,829	$1,768,311

COSTS AND EXPENSES:
Cost of goods sold	312,997	515,853	774,057	1,625,725
General and administrative (1)	3,775,864	2,749,848	9,776,918	7,061,507
Depreciation and amortization	78,169	74,257	226,334	217,263

TOTAL COSTS AND EXPENSES	$4,167,030	$3,339,958	$10,777,309	$8,904,495

OPERATING LOSS	$(3,823,423)	$(2,744,918)	$(9,891,480)	$(7,136,184)

OTHER INCOME (EXPENSE):
Interest income	$109,624	79,786	$400,402	362,985
Interest expense	(3,326)	(2,164)	(9,528)	(7,533)
Other income	—	—	583,116	—

TOTAL OTHER INCOME	$106,298	$77,622	$973,990	$355,452

LOSS BEFORE TAXES	$(3,717,125)	$(2,667,296)	$(8,917,490)	$(6,780,732)

INCOME TAX EXPENSE	$100	37	$900	837

NET LOSS, FROM CONTINUING OPERATIONS	$(3,717,225)	$(2,667,333)	$(8,918,390)	$(6,781,569)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(2,040,648)	$(738,352)	$(4,941,121)	$(969,818)

NET LOSS, CONTINUING AND DISCONTINUED OPERATIONS	$(5,757,873)	$(3,405,685)	$(13,859,511)	$(7,751,387)

Preferred Securities Dividend Requirements	$(336,274)	$(1,250)	$(1,006,034)	$(3,750)
Beneficial Conversion Feature of Preferred Stock	(57,148)	—	(57,148)
Change in Value of Modified Warrants	(97,404)	—	(97,404)
Loss Available to Common Shareholders	$(6,248,699)	$(3,406,935)	$(15,020,097)	$(7,755,137)

Weighted Average Common Shares Outstanding
Basic & Diluted	10,172,973	9,647,829	9,970,088	9,629,726

Loss Per Common Share from Continuing Operations
Basic & Diluted	$(0.41)	$(0.27)	$(1.01)	$(0.71)

Loss Per Common Share from Discontinued Operations
Basic & Diluted	$(0.20)	$(0.08)	$(0.50)	$(0.10)

Loss Per Common Share from Continuing and Discontinued Operations
Basic & Diluted	$(0.61)	$(0.35)	$(1.51)	$(0.81)

(1)	General and administrative expenses include non-cash compensation, labor expenses including severance, travel & entertainment expenses, insurance costs, and professional service fees.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and September 30, 2006

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES: (Continuing and Discontinued Operations)
Net loss	(13,859,511)	(7,751,387)

Non-cash adjustments
Depreciation and amortization	349,778	376,903
Amortization of deferred gain	(231,309)	(231,308)
Non-cash interest expense	441,441	361,024
Stock based compensation expense	2,112,180	1,197,798
Write-off of Sunnyside liability	(583,030)	—
Accrued power generation revenues	5,350,430	3,184,651
Accrued lease expenses	(5,350,430)	(3,184,651)
Changes in operating assets and liabilities:
Increase in receivables	(2,348,574)	(4,961,260)
Increase in fuel inventory	271,635	(136,265)
Decrease in unbilled revenues	—	58,448
Decrease in other current assets	(28,343)	494,309
Decrease in notes receivable	75,964	288,296
Decrease in other assets	204,350	10,518
Decrease in billings in excess of revenues	—	(457,719)
Increase in accounts payable and accrued expenses	5,649,887	2,920,602

Net cash used in operating activities	$(7,945,532)	$(7,830,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	$6,016,370	$(882,252)
Construction of projects	(7,831,876)	(6,044,651)
Capitalized financing costs	(1,962,839)	—
Property, plant and equipment, and capital lease expenditures	(72,143)	(137,011)

Net cash used for investing activities	$(3,850,488)	$(7,063,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	$(869,760)	$(3,750)
Net borrowing of secured notes	189,775	60,664
Exercise of stock options	2,951,786	692,998
Net borrowings under working capital loan	(385,500)	3,441,000

Net cash provided by financing activities	$1,886,301	$4,190,912

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,909,719)	(10,703,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,794,091	14,840,230

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,884,372	$4,137,187

See Notes to Consolidated Financial Statements.

Supplemental disclosure of cash flow information
Cash paid for interest (Net of amount capitalized)	(225,068)	(141,767)

Non-cash investing and financing activity
Non Cash dividend to Series A Preferred Stock Holders	(333,945)	—
Beneficial conversion feature of preferred stock	(57,148)	—
Change in value of modified warrants	(97,404)	—
Warrant capitalized in construction in progress	(802,632)	—
Common stock subscription	26,199,000	—

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Nine Months Ended September 30, 2007

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2004	10	$100	3,894,821	$38,949	$9,304,816	$(1,368,166)	$(324,815)	88,430	$(385,402)	$—	$(645,948)	$6,619,534
Dividends paid at subsidiary						(5,000)						(5,000)
Private placement common stock			1,007,085	10,071	5,057,948							5,068,019
Issuance of stock, options, & warrants for services			55,371	554	535,865					1,783,745		2,320,164
Exercise of stock options			14,285	143	47,857							48,000
Principal repayment on officer note											5,838	5,838
Loss on fractional shares in reverse-stock split			(145)	(3)								(3)
Pension liability adjustment, net							119,957					119,957
Net loss						(3,958,181)						(3,958,181)
Balance at December 31, 2004	10	$100	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,328
Dividends paid at subsidiary						(5,000)						(5,000)
Issuance options & warrants for services					264,730					635,240		899,970
Exercise of stock options			61,931	619	282,357							282,976
Sale of common stock			4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note											1,891	1,891
Pension liability adjustment, net							(294,537)					(294,537)
Net loss						(11,413,620)						(11,413,620)
Balance at December 31, 2005	10	$100	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends on preferred stock						(197,715)						(197,715)
Issuance options & warrants for services			2,053	21	2,036,087							2,036,108
Exercise of stock options			105,054	1,050	706,092							707,142
Sale of preferred stock	281,241	10,156,021			3,893,968							3,893,968
Reclass of deferred option expense					2,418,985					(2,418,985)		—
Beneficial conversion feature of preferred stock					4,131,022	(4,131,022)
Pension liability adjustment, net							499,395					499,395
Net loss						(14,115,257)						(14,115,257)
Balance at December 31, 2006	281,251	10,156,121	9,740,455	$97,404	$54,640,991	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	18,520,912
Dividends on preferred stock						(1,006,033)						(1,006,033)
Issuance options & warrants for services					2,914,811							2,914,811
Exercise of stock options			527,329	5,273	2,946,512							2,951,785
Common Stock Subscription					26,199,000							26,199,000
Beneficial conversion feature of preferred stock					57,148	(57,148)
Modification of Warrants					97,404	(97,404)
Net loss						(13,859,511)						(13,859,511)
Balance at September 30, 2007	281,251	10,156,121	10,267,784	$102,677	$86,855,866	$(50,214,057)	$—	88,430	$(385,402)	$—	$(638,219)	$35,720,965

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. The information in this quarterly report should be read in conjunction with Management Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—THE COMPANY

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable®, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed three anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. Also, we have substantially completed construction of the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which we expect to achieve commercial operation in the fourth quarter of 2007. In the past, we have operated in two major segments, Microgy, a developer of renewable energy facilities, and also Buzzard, which owns a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility, which is currently reported as “Discontinued Operations”. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by our subsidiary, Buzzard Power Corporation, known as Buzzard. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate in only one segment, as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and other organic wastes. The biogas can be used to produce pipeline-grade methane, which we refer to as RNG®, marketable biogas, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies either have passed or may be in the process of passing regulations that require concentrated animal feeding operations, referred to as AFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor driving adoption of our systems.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is not recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

Discontinued Operations

Our board of directors has authorized management to pursue negotiations for the disposition of Buzzard’s leasehold interest in the Scrubgrass facility. Buzzard Power Corporation, is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

NOTE C—DISCONTINUED OPERATIONS

On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by Buzzard. Based on the anticipated outcome, management does not expect a net loss on the sale. No impairment charges have been recorded to date.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We will not have a continuing involvement with the Buzzard business after the closing of the disposition of the leasehold interest in the Scrubgrass facility and will not continue any revenue or active cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued and the consolidated statements of operations report the operations of Buzzard as discontinued operations. We currently record a valuation allowance against the deferred tax asset of Buzzard. Upon the completion of the termination of the Buzzard leasehold interest, we will hold no deferred tax assets or liabilities.

The following table presents the major classes of assets and liabilities of the Buzzard segment reported as discontinued operations in the accompanying consolidated balance sheets:

	September 30, 2007	December 31, 2006
Assets of Discontinued Operations
Cash and cash equivalents	$518	$234
Restricted cash	2,273,970	3,241,710
Receivables	14,515,915	12,875,138
Fuel inventory	917,688	1,189,323
Other current assets	237,242	173,593
TOTAL CURRENT ASSETS	$17,945,333	$17,479,998

Property, Plant, and Equipment, net	136,365	148,056
Lease Rights, net	1,304,730	1,416,483
Accrued Power Generation Revenues	67,981,637	73,332,067
Other Assets	235,246	439,694
TOTAL ASSETS	$87,603,311	$92,816,298

Liabilities of Discontinued Operations
Accounts payable and accrued expenses	$15,522,400	$10,585,895
Working capital loan	3,768,500	4,154,000
TOTAL CURRENT LIABILITIES	$19,290,900	$14,739,895

Accrued Lease Expense	67,981,637	73,332,067
Secured Notes	3,150,458	2,709,020
Deferred Gain, Net	2,698,593	2,929,901
TOTAL LIABILITIES	$93,121,588	$93,710,883

The amounts reported on the consolidated balance sheets for December 31, 2006 have been reclassified from the amounts that were reported in the our Annual Report on Form 10-K for its fiscal year then ended to reflect the presentation of discontinued operations.

The following table presents the summarized financial information for the discontinued operations presented in the consolidated statements of operations:

	3 Months Ended		9 Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total Revenues	12,738,775	13,390,762	37,992,848	39,834,001

Operating Expenses	7,869,015	7,831,992	25,222,888	21,899,869
Lease Expenses	6,057,221	5,609,400	15,392,534	16,682,570
General and Administrative Expenses	690,601	575,207	1,848,311	1,872,005
Depreciation and amortization	41,148	41,146	123,444	159,640
Total Costs and Expenses	14,657,985	14,057,745	42,587,177	40,614,084

Operating Loss	(1,919,210)	(666,983)	(4,594,329)	(780,083)

Other Expenses	(121,438)	(71,127)	(346,792)	(189,735)
Tax Expense (Benefit)		242	—

Net Loss	(2,040,648)	(738,352)	(4,941,121)	(969,818)

NOTE D—NET LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as the computation would be anti-dilutive.

For the nine months ended September 30, 2007 and 2006, we excluded 7,817,700 and 3,824,440 stock options, warrants, and convertible preferred stock shares, respectively, from the calculation of loss per share because of their anti-dilutive effect. The following tables set forth the computation of basic and diluted net loss per common share from continuing operations and discontinued operations for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except share and per share data):

        On September 27, 2007 the company reached an agreement to sell 5,400,000 shares of our common stock at a price of $5.25 per share in a firm commitment underwritten public offering. Total proceeds, net of expenses, of $26.2 million were received on October 3, 2007 and are reflected as a common stock subscription receivable as of September 30,2007. On September 30, 2007, the shares had not yet been issued, and are thus excluded from all outstanding shares calculations. The underwriters held an option to purchase up to an additional 810,000 shares of common stock which expired on October 27, 2007 without exercise.

In connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,398,610 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share, and the common stock warrants were exercisable at a price of $5.52 per share as to 1,406,205 of the warrants, and $5.27 per share as to 168,745 of the warrants. In October 2007 the exercise price of the warrants was reduced to $5.25 per share, and the preferred stock conversion price was reduced to $5.25 per share as a result of anti dilution adjustments triggered by the sale of common stock in the October 2007 public offering. The change in the conversion price of the preferred stock was recorded as a $57,148 charge to Retained earnings. We recorded the change in the fair value of the warrants of $97,404, which is treated as a loss available to common shareholders on our income statement.

LOSS PER SHARE	Three Months Ended		Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Continuing Operations
Net Loss from Continuing Operations	$(3,717,225)	$(2,667,333)	$(8,918,390)	$(6,781,569)
Dividends to Preferred Stock Holders	(336,274)	(1,250)	(1,006,034)	(3,750)
Beneficial Conversion Feature of Preferred Stock	(57,148)	—	(57,148)	—
Change In Value of Modified Warrants	(97,404)	—	(97,404)	—
Earnings (Numerator)	$(4,208,051)	$(2,668,583)	$(10,078,976)	$(6,785,319)

Weighted Average Number of Common shares outstanding	10,172,973	9,647,829	9,970,088	9,629,726

Basic and Diluted Net Loss per common share from continuing operations	$(0.41)	$(0.27)	$(1.01)	$(0.71)

Discontinued Operations
Net Loss from Discontinued Operations	(2,040,648)	(738,352)	(4,941,121)	(969,818)
Weighted Average Number of Common Shares	10,172,973	9,647,829	9,970,088	9,629,726
Basic and Diluted Net Loss per common share from discontinued operations	(0.20)	(0.08)	(0.50)	(0.10)

Basic and Diluted EPS continued and discontinued operations	$(0.61)	$(0.35)	$(1.51)	$(0.81)

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

Total stock-based compensation for the three and nine months ended September 30, 2007 was $675,588 and $2,112,180 respectively. In the three and nine months ended September 30, 2006 we recognized approximately $520,692, and $1,197,798 in non-cash compensation expense under SFAS 123R. The total compensation cost related to unvested awards for restricted stock not yet recognized is $1.5 million. This amount will be charged against income over the next three years.

Valuation Assumptions: The fair value of stock options granted during the three months and nine months ended September 30, 2007 and September 30, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Fair Market Per Share	$3.40	$3.61	$4.20	$3.61
Assumptions
Risk-free rate of return	4.08%	4.06%	4.37%	4.06%
Volatility	79.30%	59.67%	75.62%	59.67%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	5	6	4.43	6

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

Accumulated amortization of licensed technology rights was $1,148,829 as of September 30, 2007 and $1,009,704 as of December 31, 2006. Amortization expense for licensed technology rights was $46,375 for the three months ended September 30, 2007 and $139,125 for the nine months ended September 30, 2007. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights
2007	2008	2009	2010	2011	Thereafter	Total
$46,375	185,500	185,500	185,500	185,500	1,772,796	$2,561,171

NOTE G—LONG TERM LIABILITIES

Contractual Obligations

The following table shows our known future contractual obligations of the types specified in Item 303(a)(5) of Regulation S-K.

Commitments of Continuing Operations ($ USD)	2007	2008	2009	2010	2011	Thereafter	Total
Operating Leases(1)	69,770	143,068	122,341	118,165	79,392	—	532,736

Relocation Costs(2)	—	600,000	—	—	—	—	600,000

Construction Commitments(3)	—	3,000,000	—	—	—	—	3,000,000

Separation Agreement Payments(4)	321,575	309,383	—	—	—	—	630,958

Tax Exempt Bonds(5)	2,100,000	4,200,000	4,200,000	4,200,000	4,200,000	132,673,200	151,573,200

Vehicle Loan and Other Capital Leases(6)	19,142	51,186	21,303	9,290	—	—	100,921

Commitments of Discontinued Operations

Arclight Note(7)	—	1	1	1	1	3,150,456	3,150,460

Scrubgrass Lease Payments(8)	7,227,500	29,390,000	32,459,000	35,944,000	39,761,000	111,686,000	256,467,500

Scrubgrass Fuel Contracts(9)	735,633	3,033,907	3,125,322	3,217,262	3,313,430	3,412,655	16,838,209

TOTAL	10,473,620	40,727,545	39,927,967	43,488,718	47,353,823	250,922,311	432,893,984

(1)	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $286,501, $174,334, and $157,932, in 2006, 2005 and 2004, respectively. In the nine months ended September 30,2007, our rent expense for operating leases was $374,574.
(2)	These costs are comprised mainly of relocation costs associated with our planned relocation of company headquarters from Portsmouth, NH to the White Plains, NY area. These costs will be recognized as incurred.
(3)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment and conditioning equipment, made in connection with our Microgy facilities.
(4)	These commitments reflect payments for severance and separation agreements made to Messrs. Cresci, Livingston, O’Neill and Tejwani, as well as certain other employees, and are included in our balance of accrued expenses.

(5)	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.
(6)	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.
(7)	Discontinued obligations are reflected in their entirety in 2007 to reflect our plan to dispose of Buzzard leasehold interest in the Scrubgrass facility. Amount could be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass. We anticipate that the obligations of EPC Corporation will be extinguished as part of the negotiated termination of our interest in the Scrubgrass project. Should we not reach agreement with Scrubgrass and Arclight, Arclight may make the claim that EPC Corporation is in default under the Note and demand the acceleration of payment of the balance due. As of September 30, 2007 the balance on the Note is $3,150,460.
(8)	Buzzard is obligated under a facility lease related to the Scrubgrass plant. The estimated remaining lease term is 13.5 years. Our Scrubgrass plant lease expense was $22,091,063, $20,829,876, and $22,065,685 in 2006, 2005 and 2004, respectively. In addition to scheduled base rent and additional rent payments, the Scrubgrass plant lease expense includes principal, interest and related fees on the Lessor’s debt obligations. Since a portion of the Lessor’s debt obligations have variable interest rates, we have estimated its future minimum lease payments using average interest rates of 3.27% for the tax-exempt bonds. Amount is expected to be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass.
(9)	We have also been assigned various long-term non-cancelable obligations under contractual agreements for fuel handling and excavation, limestone supply, and waste disposal. The contractual terms are generally for 5 to 15 years and provide for renewal options. All such amounts are expected to be settled in 2007 upon disposition of Buzzard’s leasehold interest in Scrubgrass.

The following table describes our debt obligations as of September 30, 2007 and December 31, 2006:

Secured Promissory Notes Payable and Other Obligations	September 30, 2007	December 31, 2006
Sunnyside project obligations	—	583,030
Vehicle loan & capital leases	119,361	134,069
Tax exempt bond financing	60,000,000	60,000,000
TOTAL	60,119,361	60,717,099

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

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of September 30, 2007 and December 31, 2006. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE H—NOTES RECEIVABLE

In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these Notes receivable on September 30, 2007 and December 31, 2006.

In the third quarter of 2007, we sold the carbon credits generated from these facilities. Pursuant to our agreements with the owners of these facilities, a portion of this sale was recognized by us as revenue and a portion was applied to the balance of their notes.

	September 30, 2007	December 31, 2006
Notes Receivable
Notes receivable	$2,591,740	$2,667,704
Reserve for any future cash flow deficiencies	(750,000)	(750,000)
Notes receivable, net	$1,841,740	$1,917,704

NOTE I—INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax assets. At the adoption date of January 1, 2007, we had $10,462,459 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we have $12,758,840 of unrecognized tax benefits primarily comprised of federal and state net operating losses.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we did not have any accrued interest or penalties related to uncertain tax positions.

We file income tax returns with federal, state, and local authorities. The 2004 federal and state returns were examined and closed in 2007 and no material adjustments were identified toward any of our tax positions. Our federal and state tax returns for 2005 and 2006 are subject to future examinations by relevant tax authorities.

NOTE J— SHAREHOLDERS’ EQUITY

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

On October 3, 2007, we closed a firm commitment underwritten public offering of 5,400,000 shares of our common stock at a price to the public of $5.25 per share. We received net proceeds from this offering of approximately $26,199,000, after deducting underwriting discounts and commissions and costs and expenses associated with the offering. This amount appears as a receivable on the balance sheet as at September 30, 2007. The underwriters held an option to purchase up to an additional 810,000 shares which expired on October 27, 2007 without exercise.

In connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,398,610 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share, and the common stock warrants were exercisable at a price of $5.52 per share as to 1,406,205 of the warrants, and $5.27 per share as to 168,745 of the warrants. In October 2007, the exercise price of the warrants was reduced to $5.25 per share, and the preferred stock conversion price was reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in the October 2007 public offering. The change in the conversion price of the preferred stock was recorded as a $57,148 charge to retained earnings. We recorded a change in the fair value of the warrants of $97,404, which change is treated as a loss available to common shareholders on our income statement

NOTE K— ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. We have determined that we have asset retirement costs associated with manure removal associated with the Huckabay Ridge facility. This amount is included in construction in progress and other liabilities on our balance sheet.

NOTE L—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation in the first quarter of 2007 (Note I).

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

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable®, which we define as energy that not only uses waste materials instead of precious resources, but energy that is also clean, reliable, and cost-effective. Since inception, we have been an independent developer and owner of non-commodity, renewable and alternative energy facilities that produce biofuels or electricity by utilizing fuel derived from our waste management processes or alternative fuel sources such as waste coal. Such fuel sources generally are not subject to the pricing and market fluctuations of commodity fuels and, in some instances, are considered renewable energy fuels. We have developed three anaerobic digesters, seven hydroelectric plants, two municipal waste projects, and three waste coal-fired generating facilities. We sold or transferred all of these projects either in development or after completion. Also, we have substantially completed construction of the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which we expect to achieve commercial operation in the fourth quarter of 2007. In the past, we have operated in two major segments, Microgy, a developer of renewable energy facilities, and also Buzzard, which owns a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility, which is currently reported as “Discontinued Operations”. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by our subsidiary, Buzzard Power Corporation, known as Buzzard. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate in only one segment, as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and other organic wastes. The biogas can be used to produce pipeline-grade methane, which we refer to as RNG® , marketable biogas, liquefied natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies either have passed or may be in the process of passing regulations that require concentrated animal feeding operations, referred to as AFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor driving adoption of our systems.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas.

Discontinued Operations

Our discontinued operations are comprised of Buzzard Power Corporation, referred to as Buzzard, and our wholly owned subsidiary, EPC Corporation, the parent of Buzzard. Buzzard leases its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to dispose of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass generating facility held by our subsidiary, Buzzard Power Corporation. The contemplated disposition is expected to have a combined transaction value of approximately $5.8 million, including cash payments to Buzzard to cover expenses, forgiveness of indebtedness of EPC Corporation, and recognition of deferred gain.

We expect to receive a cash payment to cover expenses. The lease for the Scrubgrass facility will be terminated or assigned and all obligations of all parties relative to the lease arrangement will be cancelled. The anticipated agreement would resolve all issues relating to possible present and future defaults by Buzzard under the lease for the Scrubgrass facility and related forbearance, as described in our filings with the Securities and Exchange Commission.

It is contemplated that our subsidiary, EPC Corporation, will enter into a contemporaneous agreement with Crystal Creek Coalpower Funding LLC, an affiliate of ArcLight Capital Partners, L.P., to cancel $3.2 million of EPC Corporation indebtedness.

Closing is expected to be conditioned on obtaining normal project financing consents, none of which is expected to be withheld or materially delayed. We expect the closing to occur in the fourth quarter of 2007.

In the course of their negotiations, Scrubgrass and Buzzard have entered into interim agreements to amend the Forbearance Agreement between them dated as of December 11, 2006, in order to provide for an extension of the “Forbearance Termination Date” (as defined therein) to November 30, 2007. As reported in Form 8-K dated December 11, 2006, as filed with the U.S. Securities and Exchange Commission, under the Forbearance Agreement, Scrubgrass agrees that, until the Forbearance Termination Date, it will forbear from exercising its rights and remedies under the Lease Agreement with respect to certain missed rental payments. Should the parties not reach agreement by November 30, 2007, Scrubgrass may elect to pursue its remedies for default based on the missed rental payment and, in addition, Crystal Creek Coalpower may pursue a claim of default against EPC Corporation related to its alleged failure to make payments of interest when due in connection with the EPC Corporation 20.0% Senior Secured Note Due December 31, 2012. Default by Buzzard under the Lease Agreement and by EPC Corporation in connection with the referenced Note is without recourse against Environmental Power Corporation.

Prior to the Board’s decision to authorize management to enter into negotiations regarding the disposition of the lease on the Scrubgrass facility, we were reporting financial results in three operating segments, Buzzard, Microgy, and All Other Segments, the last of which is comprised of corporate items that are not directly tied to either the Buzzard or Microgy operating segments. Upon disposition of the lease for the Scrubgrass facility, we will have only one reporting segment, Microgy. The assets and liabilities of Buzzard have been reported as “discontinued operations” on the accompanying consolidated balance sheets and consolidated statements of operations of Environmental Power.

Approximately $51.7 million, or 95.9%, of our $53.9 million in total consolidated revenues for the fiscal year ended December 31, 2006 were derived from Buzzard. The disposition of Buzzard’s leasehold interest in the Scrubgrass facility will substantially reduce our revenue base and continue our trend of operating losses and uses of cash until the revenue base for Microgy grows to sufficient levels to support our expense base.

RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine month periods ended September 30, 2007 with the results of operations for the three and nine month periods ended September 30, 2006. Unless otherwise indicated, all references to 2007 pertain to the three months ended September 30, 2007 and all references to 2006 pertain to the three months ended September 30, 2006. Historical results and trends that might be discussed below should not be taken as indicative of future operations.

Continuing and Discontinued Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

For the nine months ended September 30, 2007, we had a net loss available to common shareholders of $15.0 million, or loss available per common share of $1.51, compared to net loss available to common shareholders of $7.8 million, or loss per common share of $0.81, for the nine months ended September 30, 2006 The increase in net loss available to common shareholders was primarily attributable to an increase in costs and expenses of $1.9 million, a decrease in revenue of $882,000, and a $1.0 million increase in preferred dividend requirements, as discussed in more detail below. These amounts were partially offset by a $619,000 increase in other income primarily related to the release of the Sunnyside contingent liabilities. These changes are discussed in more detail below.

Continuing Operations

Revenues from continuing operations decreased by $882,000, or 50%, to $886,000 for the nine months ended September 30, 2007, as compared to $1.8 million for the same period in 2006. This decrease in revenue is due mainly to the change in business model from a model where we sell facilities to third parties, to the current ownership model, where we build, own, and operate facilities for our own account. Revenues from the operation and maintenance of facilities increased to $818,000 for the nine months ended September 30, 2007, compared to $528,000 for the same period in the prior year. The increase in operations and maintenance revenue in the nine months ended September 30,2007 is a result of the three Wisconsin facilities being fully operational in 2007 as opposed to 2006, when only two facilities were fully operational. During the third quarter of 2007, we recognized carbon credit sales of $68,000 which were verified and sold during the third quarter of 2007. The credits themselves were associated with operations of the Wisconsin facilities from January-May of 2007. Pursuant to our agreements with the owners of these facilities, a portion of this sale was recognized by us as revenue and a portion was applied to the balance of the notes we hold in respect of the purchase price of these facilities. We did not recognize any revenue from the sale of carbon credits in the nine months ended September 30, 2006. In the nine months ended September 30, 2006, we recognized $1.2 million from the sale of the digester equipment to the Wisconsin facilities, whereas there were no such sales in the same period in 2007.

Our cost of revenue decreased to $774,000 for the nine months ended September 30, 2007, as compared to $1.6 million for the same period in 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. In the nine months ended September 30 2006, $707,000 of the $1.6 million in costs of revenue was related to the construction of electric generating facilities constructed for sale to Dairyland. Operations and maintenance costs decreased from $999,000 in the nine months ended September 30, 2006 to $774,000 in the nine months ended September 30, 2007, due primarily to lower repair and maintenance costs at the Wisconsin facilities.

General and administrative expenses from continuing operations increased by $2.7 million to $9.8 million for the nine months ended September 30, 2007, as compared to $7.1 million for the same period in 2006. A $914,000 increase in non-cash compensation expense and a $1.1 million increase in payroll related expenses including severance were the primary components of the increase. In the nine months ended September 30, 2007, we recognized $2.1 million of non-cash compensation expenses due primarily to the FAS 123R treatment of options and stock appreciation rights issued to employees. In the nine months ended September 30, 2006, we recognized non-cash compensation expense of $1.2 million.

In the nine months ended September 30, 2007, our construction in progress balance increased by $10.7 million to a total of $24.7 million. As of September 30, 2007, we had a total cost of $21.1 million associated with the Huckabay Ridge facility, of which $898,000 was made up of capitalized interest and finance costs and approximately $4.8 million of capitalized commissioning costs due to the extended, ongoing commissioning period. By comparison, in the nine months ended September 30, 2006, our construction in progress balance increased by $6.0 million to $6.9 million.

As the result of the issuance of our series A 9% cumulative convertible preferred stock in November 2006, we experienced an increase in preferred security dividend requirements from $3,750 for the nine months ended September 30, 2006 to $1.0 million for the nine months ended September 30, 2007, representing dividends either accrued or paid in the nine months ended September 30, 2007. Dividends on our series A 9% cumulative convertible preferred stock accrue at the rate of 9% per annum and are payable on January 1 and July 1 of each year, to the extent declared and out of funds legally available therefor.

The foregoing expenses were offset in part by total other income of $974,000 for the nine months ended September 30, 2007, compared to income of $355,000 for the same period in 2006. The increase in other income is primarily due to the expiration of the statute of limitations regarding potential liability related to the Sunnyside project, which provided $583,000 in other income during the nine months ended September 30, 2007.

Discontinued Operations

We experienced a pre-tax loss from discontinued operations of $4.9 million for the nine months ended September 30, 2007, compared to a $970,000 pre-tax loss for the same period in 2006. This increase in pre-tax loss is primarily due to an increase in operating expenses of $3.3 million, and a decrease in power revenues of $1.8 million as a result of an extended outage. These changes were partially offset by a $1.3 million dollar decrease in lease expense.

Billed power generation revenues at Buzzard, which consist of power generation revenues, increased by $325,000 to $43.3 million for the nine months ended September 30, 2007 as a result of increased power rates, as compared to $43.0 million for the nine months ended September 30, 2006. Buzzard operated at 91.5% of capacity for this period, compared to 96.9% of capacity for the same period in 2006. The decrease was a result of a twelve day maintenance outage in May 2007. The decrease in capacity was offset by a 7% increase in billed power rates in 2007. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $2.2 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component will continue to decrease in subsequent years, lowering our reported power generation revenues. This adjustment has no effect on pre-tax income because it is completely offset by accrued lease expense.

                Total operating expenses at Buzzard for the nine months ended September 30, 2007 increased by $3.3 million to $25.2 million, as compared to $21.9 million for the same period in 2006. This increase was primarily a result of increases in maintenance costs of $2.8 million and labor costs of $653,000. Lease expenses at Buzzard decreased by $1.3 million to $15.4 million in the nine months ended September 30, 2007, compared to $16.7 million in the nine months ended September 30, 2006. General and administrative expenses remained constant at $1.8 million in the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

Continuing and Discontinued Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

For the three months ended September 30, 2007, we had a net loss available to common stockholders of $6.2 million, or $0.61 per common share, compared to a loss of $3.4 million, or $0.35 per common share, for the three months ended September 30, 2006. The increase in net loss was due to a $1.3 million increase in loss from discontinued operations, a $1.0 increase in general and administrative expenses, primarily due to increased payroll expenses, and a $335,024 increase in preferred dividend requirements, as described in more detail below.

Continuing Operations

Microgy recognized revenues of $344,000 for the three months ended September 30, 2007, down from $595,000 for the same period in 2006. This decrease in revenue is due mainly to the change in business model from a model where we sell facilities to third parties, to the current ownership model, where we build and operate facilities for our own account. Revenues from the operation and maintenance of facilities decreased to $276,000 for the three months ended September 30, 2007, compared to $283,000 for the same period in the prior year. During the third quarter of 2007, we recognized carbon credit sales of $68,000 which were verified and sold during the third quarter of 2007. The credits themselves were associated with operations of the Wisconsin facilities from January-May of 2007. Pursuant to our agreements with the owners of these facilities, a portion of this sale was recognized as revenue and a portion was applied to the balance of the notes we hold in respect of the purchase price of these facilities. We did not sell any carbon credits in the three months ended September 30, 2006.

Costs and expenses from continuing operations increased by $827,000 to $4.2 million for the three months ending September 30, 2007, as compared to $3.3 million for the same period in 2006. The increase was primarily attributable to a $1.0 million increase in general and administrative expenses, due primarily to a $596,000 increase in salary expense and a $155,000 increase in non cash compensation. These increases were partially offset by a $203,000 decrease in costs of revenue at Microgy. Our cost of revenue decreased to $313,000 for the three months ended September 30, 2007, as compared to $516,000 for the same period in 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above.

In the three months ended September 30 2006, $231,000 of the $516,000 in costs of revenue was related to the construction of facilities constructed for sale. Operations and maintenance costs decreased from $365,000 in the three months ended September 30, 2006 to $313,000 in the three months ended September 30, 2007, due primarily to lower repair and maintenance costs at the Wisconsin facilities.

As the result of the issuance of our series A 9% cumulative convertible preferred stock in November 2006, we experienced an increase in preferred security dividend requirements from $1,250 for the three months ended September 30, 2006, as compared to $336,274 for the three months ended September 30, 2007. Dividends on our series A 9% cumulative convertible preferred stock accrue at the rate of 9% per annum and are payable on January 1 and July 1 of each year, to the extent declared and out of funds legally available therefor.

The foregoing expenses were offset in part by total other income of $106,000 for the three months ended September 30, 2007, compared to income of $78,000 for the same period in 2006.

Discontinued Operations

We experienced a pre-tax loss from discontinued operations of $2.0 million for the three months ended September 30, 2007, compared to a pre-tax loss of $738,000 for the three months ended September 30, 2006.

Billed power revenues at Buzzard, which consist of power generation revenues remained steady at $14.5 million for the three months ended September 30, 2007, compared to $14.5 million for the same period in 2006. Buzzard operated at 90.99% of capacity for this period, compared to 96.7% of capacity for the same period in 2006. Billed power rates also increased by 7% as compared to the prior year period. Accrued power generation revenues were a $1.8 million offset to Buzzard revenue, compared to a $1.1 million offset in the previous year. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the power purchase agreement. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total operating expenses at Buzzard for the three months ended September 30, 2007 increased by $0.1 million to $7.9 million, as compared to $7.8 million for the same period in 2006 due. A $161,000 increase in maintenance costs and an $86,000 increase in operations and maintenance costs were partially offset by a $149,000 decrease in ash disposal costs.

Lease expenses at Buzzard for the three months ended September 30, 2007 increased to $6.1 million, compared to $5.6 million for the same period in 2006. General and administrative expenses increased to $691,000 in the three months ended September 30, 2007, compared to $575,000 in the same period in the prior year, due primarily to a $266,000 increase in professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our net cash used in operating activities was $7.9 million for the nine months ended September 30, 2007, compared to cash used in operating activities of $7.8 million for the same period in 2006. We reported a net loss from continuing operations of $8.9 million and a net loss from discontinued operations of $4.9 million for 2007. The following adjustments need to be considered in order to reconcile our net loss in the nine months ended September 30, 2007 to our net cash used in operating activities:

Depreciation and amortization – During the nine months ended September 30, 2007, we recognized depreciation and amortization expense for lease rights of $111,753, licensed technology rights of $139,125, and property plant and equipment of $98,900.

Interest expense, accrued and added to the balance of borrowing – During the nine months ended September 30, 2007, we had $441,441 of interest expense that was added to the outstanding principal balance of the ArcLight loan which is associated with our discontinued operations.

                Stock-based compensation – The accounting for options and stock appreciated rights issued to employees resulted in non-cash compensation expenses of $2,112,180 for the nine months ended September 30, 2007.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the first three quarters of 2007:

Receivables – Microgy receivables increased to $330,000 on September 30, 2007 from $110,000 on December 31, 2006 primarily due to increased gas production at the Wisconsin facilities in the second quarter of 2007. Revenues from gas production at these facilities are used by the owners to pay down the notes receivable held by Microgy on these facilities. Receivables at Buzzard increased to $14.5 million on September 30, 2007 from $12.9 million on December 31, 2006 due to increased power generation revenues in the third quarter of 2007 compared to power generation revenues in the fourth quarter of 2006.

Fuel Inventory – Fuel inventory at Buzzard decreased to $918,000 on September 30, 2007, compared to $1.2 million on December 31, 2006.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses not related to accrued preferred dividends was at $18.8 million on September 30, 2007 compared to $13.3 million on December 31, 2006.

Investing Activities

Our cash used for investing activities was $3.9 million for the nine months ended September 30, 2007, as compared to $7.1 million in the same period in 2006. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On September 30, 2007, the disbursement agent was holding a balance of $46.7 million in bond proceeds, compared to $52.2 million on December 31, 2006. We also hold $484,000 in a restricted cash fund to fund our asset retirement obligation at Huckabay. Additionally, we are contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We are allowed to use cash from this restricted maintenance fund for major equipment overhauls at Scrubgrass, subject to certain restrictions. Our restricted cash balance associated with Buzzard was $2.3 million on September 30, 2007, compared to $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses at the Scrubgrass facility.

Construction on projects – Construction continued on the Huckabay Ridge facility. Expenditures on our facilities were $7.8 million for the nine months ended September 30, 2007. As of September 30, 2007, we had incurred expenditures of $20.3 million related to the construction of the Huckabay Ridge facility, including $4.8 million of capitalized commissioning costs due to the extended and continuing commissioning period. Expenditures for projects other than Huckabay Ridge were approximately $1.2 million in the nine months ended September 30, 2007.

Property, plant and equipment – Property, plant and equipment expenditures were $72,000 for the nine months ended September 30, 2007, compared to expenditures of $137,000 for the same period in 2006. This decrease is primarily a result of the fact that several vehicles required for the operation of the Dairyland facilities were purchased in the first nine months of 2006.

Financing Activities

Our cash provided by financing activities was $1.9 million in the nine months ended September 30, 2007, compared to cash provided by financing activities of $4.2 million in the nine months ended September 30, 2006. We offer the following information concerning the financing activities for our business:

Dividend payments to preferred stock of subsidiary – Buzzard paid dividends of $3,750 to its preferred stockholder during the nine months ended September 30, 2007. Environmental Power paid dividends of $866,000 to its Series A preferred stock holders during the nine months ended September 30, 2007.

Exercise of stock options and warrants – We received $3.0 million of gross proceeds from the exercise of stock options and warrants in the nine months ended September 30, 2007.

Working capital loan and current notes payable for Scrubgrass – Buzzard may borrow up to $6 million under a lessee working capital loan agreement with the lessor of the Scrubgrass facility for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $3.8 million as of September 30, 2007.

2007 Outlook

Operations

The following forward-looking information concerning our results of operations for the full year 2007 is being compared to our historical results of operations for 2006:

We expect increased revenues in the fourth quarter, as we recognize sales of RNG® from our Huckabay Ridge facility in Texas. Our revenues related to the Wisconsin facilities are expected to increase slightly, as the owners recognize increased revenues from gas sales to Dairyland and use these revenues to pay down the notes held by Microgy. All three Wisconsin digester facilities will be fully operational for the entire year, whereas some facilities were still in construction for part of 2006.

We have experienced an extended period of commissioning costs at Huckabay Ridge, and management currently believes the Huckabay Ridge facility will reach full commercial operations in the fourth quarter of 2007. With the completion of modifications to the gas conditioning system, and front-end manure processing systems, we expect the facility to be capable of achieving its production target of 635,000 MMBTUs per year.

With the receipt of the Type V waste management permit for the Huckabay Ridge facility from the State of Texas, grease trap waste is the predominant material delivered to the site and used in the digesters with the manure. We are confident that there is a large quantity of grease trap waste available for co-digestion at the Huckabay Ridge facility from the surrounding area and that substrate supply will fully support production objectives for the foreseeable future.

With the increased RNG® production, our operating expenses are expected to increase in the fourth quarter to reflect the commercial operation of the Huckabay Ridge facility. Commissioning costs are currently being capitalized prior to the commencement of commercial operations. General and administrative expenses are expected to increase relative to last year as we prepare for the development of additional planned digester facilities. We will continue to incur substantial costs associated with the growth of our business. For 2007, we expect a significant increase in general and administrative expenses for 2007 as compared to 2006, as we make payment under various severance arrangements and incur elevated non-cash compensation expense.

As of September 30, 2007, we had a total cost of $21.1 million associated with the Huckabay Ridge facility, of which $898,000 is capitalized interest and finance costs and approximately $4.8 million is capitalized commissioning costs due to the extended, ongoing commissioning period. In the nine months ended September 30, 2007, we received proceeds of approximately $332,000 from sales of the RNG® produced by the Huckabay Ridge facility, which has operated intermittently at various production levels. As these sales have been incurred prior to the facility achieving full-scale commercial production, these sales have been credited against capital expenditures on the Huckabay Ridge facility.

In addition to Huckabay, the other Texas projects are in normal, varying degrees of development. Development activities include finalizing off-take agreements, firming up manure and substrate-supply on the best possible terms, identifying and establishing construction contractors, and finalizing standard designs, taking into account our experience from the Huckabay Ridge project.

Substantial progress has been made in selection of a constructor for the previously announced JBS Swift project in Grand Island, Nebraska. We have executed a letter of intent with The Benham Companies, LLC and are negotiating supporting contractual arrangements. Once final contracts are in place, construction is expected to commence promptly, with groundbreaking currently expected late in the fourth quarter of 2007.

Permit applications have been submitted for all previously announced projects in California. Once permits are obtained, we plan to apply for tax-exempt debt financing for these projects similar to the financing obtained for the Texas projects.

We further anticipate heightened capital expenditures in the first and second quarters of 2008 associated with the commencement of the construction phase of other projects.

The following table sets forth the various facilities under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	Expected Gas Production(a)
Huckabay Ridge	TX	RNG®	635,000
Mission	TX	RNG®	635,000
Rio Leche	TX	RNG®	635,000
Cnossen	TX	RNG®	635,000
Hanford Cluster	CA	RNG®	605,000
Bar 20	CA	RNG®	570,000
Riverdale Cluster	CA	RNG®	550,000
Cargill 1	ID	RNG®	550,000
Cargill 2	CO	RNG®	365,000
Gallo-Columbard	CA	Inside-the-Fence(b)	145,000
Swift-Grand Island	NE	Inside-the-Fence(b)	235,000

Total			5,560,000

(a)	Expected saleable gas production in MMBTU/year at full operation.
(b)	Biogas provided primarily to host customer operations.

Cash Flow Outlook

During the remainder of 2007 and 2008, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months. We do not expect to receive cash from the operations of Buzzard, insofar as any available cash would be used to repay interest and principal on the ArcLight loan and, in any event, we expect to dispose of this leasehold interest. We expect to receive a cash payment at the time of the termination of the lease in the amount of $375,000 less any transaction costs.

On September 30, 2007, our unrestricted cash balance was $3.9 million, as compared to $13.8 million as of December 31, 2006. In addition, our restricted cash balances were $47.2 million and $52.2 million from continuing operations, at September 30, 2007 and December 31, 2006, respectively. We are allowed to spend restricted cash representing the remaining proceeds of our $60 million tax-exempt bond financing to construct up to four planned RNG® facilities in Texas, subject to certain restrictions.

On October 3, 2007, we closed a firm commitment underwritten public offering of 5,400,000 shares of our common stock at a price to the public of $5.25 per share. We received net proceeds from this offering of approximately $26,199,000, after deducting underwriting discounts and commissions and costs and expenses associated with the offering. This amount appears as a receivable on the balance sheet as at September 30, 2007. The underwriters held an option to purchase up to an additional 810,000 shares of common stock which expired on October 27, 2007 without exercise.

We believe that our current cash balance will be sufficient to fund our minimum lease, debt obligations, current contractual commitments, and our corporate overhead requirements through at least the end of 2008. However, we will require additional financing to complete the construction of currently planned facilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant risk exposure is changing interest rates, which may affect our short term investments, debt and lease expenses associated with Buzzard. A change in interest rates would also impact future debt financing costs. The gas production of future projects, to the extent not subject to fixed price off take agreements or other hedging arrangements, has the potential to expose us risk associated with fluctuating gas prices. These risks are described in more detail below.

Short-term investments

We invest cash balances that are in excess of our normal operating requirements in short term investments generally with maturities of three months or less. Because of the credit quality and short duration of these investments, we do believe our short-term investments are subject to normal market risks associated with high quality, low duration money market investments. A portion of our restricted cash balance is invested in highly rated, highly liquid government securities. We believe that those instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Debt

Buzzard, our discontinued operation, has borrowings that bear interest at variable rates that are based on LIBOR.

Additionally, we expect to finance Microgy’s projects going forward with debt financing, which will be subject to prevailing interest rates.

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

As of September 30, 2007, the aggregate outstanding balance of the lessor’s variable rate debt obligations, which are passed along to us as a lease expense, was $109,069,500. Based on these balances, an immediate change of one percent for the variable interest rates would cause a change in lease expense of $1,090,695. Our objective in maintaining these variable rate borrowings is to achieve a lower overall cost when compared to fixed-rate borrowings. We believe the lessor has the same objective for maintaining its variable rate borrowings.

Commodity Price Risk

As Microgy establishes multi-digester projects for the production of RNG®, we could become increasingly exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities, particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our Texas bond financing, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation, Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBTUs per day of the output of our Huckabay Ridge facility to a counterparty under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October 2008. Beginning October 1,2008 Microgy will begin deliveries of RNG® from the Huckabay facility to Pacific Gas and Electric. The parties signed a 10-year agreement which allows PG&E to purchase up to 8,000 MMBtu of pipeline quality renewable natural gas daily from Microgy’s California and Huckabay facilities at a fixed rate reflecting the renewable character of our natural gas.

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. For example, Microgy has recently experienced an unfavorable shift in the availability of certain types of substrates as a result of increases in corn and animal-feed prices. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. We are aggressively pursuing efforts to secure reliable substrate supplies on cost effective terms for projects.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced losses to date, and we anticipate it will continue to experience losses into at least 2008.

We have a history of losses. For the nine months ended September 30, 2007, we incurred a net loss of $13.9 million. For the years ended December 31, 2006, 2005 and 2004, we incurred net losses of $14.1 million, $11.4 million and $4.0 million, respectively. We expect our Microgy subsidiary to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition into at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and overhead requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower stock price.

Our principal operating business, Microgy, has very little operating history from which to evaluate its business and products.

Our principal operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and is operating three single digester facilities in Wisconsin, Microgy has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. Microgy has substantially completed construction on the multi-digester Huckabay Ridge facility, which is expected to achieve commercial operations in the fourth quarter. However, Microgy has experienced difficulties with the commissioning process and we cannot assure you that such difficulties will not recur. Because of Microgy’s limited experience, Microgy may never be profitable.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2008, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or cross collateralized financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. This financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including assessment of our ability to construct and manage each facility successfully. If we are unable to obtain the required financing, your investment in our securities will be materially adversely affected.

If Microgy is unable to obtain sufficient manure and substrate for its facilities at an acceptable cost, such facilities, and Microgy as a whole, will likely not be profitable.

The performance of Microgy’s facilities is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of renewable natural gas. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. While Microgy has or is expected to have agreements relating to the supply of manure and substrate, these agreements may not cover all of Microgy’s requirements for such resources, and Microgy will be subject to the ability of the counterparties to such agreements to perform their obligations thereunder. Lack of manure or substrate or adverse changes in the nature or quality of such waste resources or the cost to supply or transport them would seriously affect the ability of Microgy’s facilities to produce gas at profitable levels and, consequently, its ability to develop and finance facilities and to operate efficiently and generate income. As a result, its revenue and financial condition would be materially and negatively affected. For example, Microgy has recently experienced an unfavorable shift in the availability at a reasonable costs of certain types of substrates as a result of increases in corn and animal-feed prices, and is unable to determine how long this shift will continue or what its long term effects may be on the cost of substrates and the operating costs of its facilities. We cannot assure you that the waste resources Microgy’s facilities require will be available in the future for free or at prices that make them affordable or accessible.

Microgy is expected to derive a significant portion of its revenues from the sale of gas as a commodity; as a result, it will be exposed to risk relating to volatility in the commodity price of natural gas, which could have a material adverse impact on its profitability.

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, with recent significant price declines, and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. Microgy, Inc. has entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities and our Huckabay facilities in an amount up to 8,000 MMBTUs per day.

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

The multiple digester facilities that we plan to implement through Microgy Holdings and our other subsidiaries are expected to produce carbon sequestration credits and other marketable environmental attributes. While there exist trading markets for these attributes, and additional trading markets or other commercial avenues may develop, the existing trading markets are new and experience thin trading and price volatility, which can hinder sales of credits and make their value unpredictable. The quantity of credits that may be generated are a function of the carbon credit offset characteristics as determined by protocols used to document and verify the carbon offset value. These protocols continue to evolve and changes in protocol could substantially diminish further carbon credit eligibility Furthermore, much of the participation in these markets is voluntary, in response to social and environmental concerns, as opposed to being driven by regulatory requirements. While many states are pursuing carbon emissions limits and related initiatives that may spur greater development of and participation in these markets, we are unable to determine the effect of these initiatives on these markets. We cannot assure you that these trading markets will develop further, or even that they will continue to exist. In addition, many of our agreements with our business partners and investors require us to share such credits or any revenues we derive from sales of such credits, and agreements we negotiate in the future may also include such requirements. As a result of the foregoing, we may recognize significantly smaller revenues than we anticipate from the sale of carbon sequestration credits or other environmental attributes.

We have pledged all of our interest in our facilities in Texas as security for the loan relating to Microgy Holdings’ tax-exempt bond financing in Texas.

We have invested, and expect to invest, substantial funds and resources in the development of four multi-digester, renewable natural gas facilities in Texas modeled on the facility located in Stephenville, Texas, which we refer to as the Huckabay Ridge facility. We have pledged all of our interest in these facilities as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. While the loan is non recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on this loan, we would lose some or all of our investment in the Texas facilities, which would have a material adverse effect on our business, financial condition and results of operations.

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

Microgy also faces many forms of competition with respect to the resources required to operate its facilities. Such competition includes other providers of pollution control, including environmental engineers, providers of pollution control systems, private companies, public companies, associations, cooperatives, government programs, foreign companies, and educational pilot programs. Furthermore, there are many companies that offer anaerobic digester systems. A number of these competitors have more mature businesses and have successfully installed anaerobic digester systems in the United States. Microgy may be forced to compete with any of these competitors for access to equipment, construction supplies, skilled labor for the construction and operation of its facilities and the supplies of manure and substrate required to operate its facilities. In addition, Microgy may also have to compete for access to substances that make desirable substrates with other users of these substances, such as recyclers of waste grease and producers of biodiesel and other biofuels. The effect of such competition could be reflected in higher costs associated with obtaining access to these resources, as well as an insufficient supply of these resources for the profitable operation of Microgy’s facilities. If Microgy cannot obtain and maintain these supplies, or cannot obtain or maintain them at reasonable costs, the profitability of Microgy’s business will be adversely affected.

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

Microgy’s business approach to the renewable energy may not produce results as anticipated, be profitable or be readily accepted by the marketplace. We cannot estimate whether demand for the gas produced by facilities based on Microgy’s technology will materialize at anticipated prices, or whether satisfactory profit margins will be achieved. If such pricing levels are not achieved or sustained, or if Microgy’s technologies and business approach to Microgy’s markets do not achieve or sustain broad acceptance, our business, operating results and financial condition will be materially and negatively impacted.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of September 30, 2007, we had approximately 1,109,924 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144(k). We are currently authorized to issue 50,000,000 shares of common stock.

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our stockholders of up to 1,677,688 shares of our restricted common stock, of which 1,066,928 shares are currently issued and outstanding and 610,760 shares were subject to outstanding warrants, of which warrants for 446,108 shares have been exercised and warrants for 164,652 shares have now expired. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants. In addition, in connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,398,610 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share, and the common stock warrants were exercisable at a price of $5.52 per share as to 1,406,205 of the warrants, and $5.27 per share as to 168,745 of the warrants. In October 2007, the exercise price of the warrants was reduced to $5.25 per share, and the preferred stock conversion price was reduced to $5.25 per share as a result of anti–dilution adjustments triggered by the issuance of common stock in the October 2007 public offering.

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

As of September 30, 2007, we had outstanding options and warrants to acquire up to approximately 4,994,040 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 103,000 shares as of September 30, 2007, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of September 30, 2007, management and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 10.8% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 21.6% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the American Stock Exchange, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from September 1, 2007 to September 30, 2007, our daily trading volume ranged from a low of 14,300 shares to a high of 1,091,600 shares, and averaged 187,000 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

The market price for our common stock has been and may continue to be volatile.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operation losses into at least 2008. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26,199,000. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. We have the authority to issue up to 50,000,000 shares of common stock, of which 10,179,354 are issued and outstanding and 4,994,040 have been reserved for issuance upon the exercise of options and warrants outstanding as of September 30, 2007. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued 175,912 warrants, representing 1% our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above our market price pursuant to certain American Stock Exchange requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

We do not intend to pay cash dividends on our common stock for the foreseeable future.

We have not paid cash dividends on our common stock since 2001, and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on our series A preferred stock. Furthermore, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock are outstanding. Because we do not anticipate paying cash dividends on our common stock, the return on your investment on our common stock will depend solely on a change, if any, in the market value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 10, 2007. At the Annual Meeting, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Joseph E. Cresci	8,844,948	86,484
Kamlesh R. Tejwani	8,785,287	146,145
John R. Cooper	8,832,202	99,230
August Schumacher Jr.	8,652,925	278,507
Robert I. Weisberg	8,637,507	293,925
Lon Hatamiya	8,783,867	147,565
Steven Kessner	8,776,175	155,259
Richard E. Kessel	8,840,903	90,529
Roger S. Ballentine	8,843,123	88,309

In addition, our stockholders acted upon and approved the following items by the following votes:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
1. The approval of an amendment to our certificate of incorporation, increasing the number of shares of common stock authorized for issuance thereunder from 21,400,000 to 50,000,000.
a. Common stock, voting separately as a single class	8,632,042	276,790	22,600	0
b. Common stock and series A convertible preferred stock, voting together as a single class	8,632,042	276,790	22,600	0
2. The approval of an amendment to our 2006 Equity Incentive Plan to increase the number of shares of our common stock reserved for issuance thereunder from 300,000 to 800,000.	4,037,160	1,488,541	34,417	3,371,314
3. The ratification of our board of directors’ selection of Vitale, Caturano & Company, Ltd. as our independent auditors for the fiscal year ending December 31, 2007.	8,831,421	87,705	12,306	0

As a result of the approval of the amendment to our 2006 Equity Incentive Plan, our 2006 Director Option Plan, which had 210,000 shares of common stock remaining for issuance, was terminated.

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

November 14, 2007

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant, as amended.

3.2	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.02 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed on June 10, 2003 (SEC File No. 000-15472)).

3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.1	2006 Equity Incentive Plan, as amended.

10.2	Summary of Non-Employee Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.