Form 10-K
period 2007-12-31
ENVIRONMENTAL POWER CORP
filed 2008-03-17
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (603) 431-1780

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $80.7 million based on $8.95, the price at which the registrant’s common stock was last sold on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2008, the registrant had 15,579,354 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2008 annual meeting of stockholders, to the extent filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this report. In the event that such proxy statement is not filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, the registrant will file an amendment to this report within such 120-day period setting forth the information required by Part III of this report.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K

PART I

Item 1.	Business

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable®, which we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective. We own and operate the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which began commercial operation in the first quarter of 2008, and have several similar facilities in varying stages of development. We also operate three digester facilities in Wisconsin utilizing the same technology that is employed at Huckabay Ridge.

In the past, we have operated in two major segments through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

The biogas produced by Microgy facilities can be used to produce pipeline-grade methane, which we refer to as RNG®, marketable biogas, compressed natural gas, or CNG, liquified natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

We believe that tax credits, renewable energy credits, pollution offset credits and other such incentives may be available to Microgy’s facilities, and such incentives would serve to enhance the economics of our facilities. In addition, the energy output from Microgy’s facilities may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources. Further, several states have either passed or are considering legislation requiring utilities to obtain a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies have either passed or are considering regulations that require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor creating opportunities for the deployment of our systems.

Microgy continues to focus on its strategy of developing large-scale facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate the facility, either on its own or with one or more financial or operational partners, and seek to profit from the ongoing sale of pipeline-grade methane or biogas produced by the facility. In this way, we intend to accumulate gas production reserves over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

Having validated both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops. Our multi-digester facilities will primarily produce pipeline quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG or LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles. Microgy’s goal with all projects is to maximize the profitability of every project by implementing the right technology and most profitable off-take arrangements.

Microgy’s efforts have resulted, most recently, in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane that is sold as a commodity and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year. Output from Huckabay Ridge is currently being sold to the Lower Colorado River Authority and, commencing October 2008, will be sold to Pacific Gas & Electric Company, referred to as PG&E, under a long-term agreement. This arrangement allows Microgy to capture a premium for selling RNG® into the California market.

We have announced three other multi-digester facilities in development in Texas having the same expected output as Huckabay Ridge. We have also announced three proposed multi-digester RNG® facilities in California that are in advanced stages of development. These facilities are expected to supply gas pursuant to the terms of a gas purchase and sale agreement between PG&E and Microgy. This long-term agreement commits PG&E to purchase up to 8,000 MMBtus of RNG® daily, which is approximately equivalent to the expected output of the planned California facilities and Huckabay Ridge.

In addition, Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two 1.2 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. In addition to this facility, Microgy and Swift will work closely together to identify, evaluate and develop project opportunities at Swift’s other North American beef and pork processing facilities. Microgy also has announced signed agreements for a multi-digester installation with Joseph Gallo Farms, referred to as Gallo, pursuant to which Microgy will lease a site from Gallo and construct, own and operate a multi-digester facility to be located at Gallo’s Columbard dairy, one of five diaries owned and operated by Gallo, in Atwater, California. Gallo will purchase the biogas produced by this facility for use as a substitute for propane in its cheese-making operations pursuant to the terms of a 20-year gas purchase agreement.

In October 2006, we entered into a business development agreement, referred to as the BDA, with Cargill, Incorporated, referred to as Cargill. We are leveraging our relationship with Cargill to accelerate our identification and development of both facilities for the production of RNG® and smaller-scale, multi-digester facilities dedicated to a single customer. Our agreement with Cargill is described in more detail under the heading “Business—Facility and Business Development Efforts—Business Development Agreement with Cargill” appearing below.

In addition, Microgy is operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity.

The Microgy Market Opportunity

We believe that facilities based on Microgy’s technology can generate profitable quantities of marketable, renewable gas from animal and food industry wastes and by-products. Increased interest in renewable energy sources, as well as a desire for energy not subject to commodity price fluctuations, drives demand for each of these uses of gas produced by Microgy’s systems. Also, we believe that increasingly stringent environmental regulations concerning handling of animal and other wastes motivate demand for Microgy’s systems at or near CAFO and food industry sites. The ultimate opportunity to develop facilities, as well as to manage and/or operate them profitably, depends on numerous factors, including the value that can be derived from the various markets described below.

Gas. Although natural gas prices have fluctuated significantly over the last year, over the past several years natural gas prices have risen substantially due to considerable increases in demand for gas both domestically and overseas. In the United States, this increase has been due principally to the fuel needs of the power plants that have been built in the past decade, as well as relatively limited increases in natural gas delivery capabilities. In addition, developing countries, including China and India, are becoming large consumers of energy, placing further pressure on prices for fossil fuels. Microgy’s systems produce commercial quantities of biogas with a high percentage of methane, which is then refined to RNG® by processing it with scrubbing devices to remove carbon dioxide, sulfur compounds and other impurities. Microgy’s systems for the production of RNG®, unlike natural gas wells, do not suffer depletion and are consistent sources of output so long as required inputs are available.

Renewable Energy. We believe that market and political forces will continue to drive increased adoption of renewable energy sources, principally due to increasing concerns about the price, volatility, supply stability and environmental impact of conventional fuels. The demand for energy produced from renewable resources may provide our facilities with a variety of benefits, including federal and state renewable power production and investment credits, tax credits and greenhouse gas offset credits, as well as a competitive advantage as compared to conventional sources of supply. For example, currently approximately 22 states, including Texas and California, have enacted a renewable portfolio standard or other state mandates requiring electric utilities to increase their use of renewable energy resources such as wind, solar, and bioenergy. We believe that the directives embodied in the Energy Policy Act of 2005 and the accompanying tax credits and related benefits should serve to further drive adoption of renewable energy solutions like those provided by Microgy. The law provides a number of incentives designed to spur development of renewable energy facilities, including, for example, accelerated depreciation provisions for gas gathering facilities. We believe that Microgy’s facilities may qualify for some or all of these tax credits and other benefits, either directly or by attracting customers who can benefit from tax credits associated with utilizing renewable energy sources.

Furthermore, we believe that the greenhouse gas offset credits that Microgy’s facilities are expected to produce will be marketable and will further enhance the potential profitability of the facilities. The market for greenhouse gas offsets has increased significantly in the last year in response to emerging regulatory requirements associated with state obligations under the Regional Greenhouse Gas Initiative and the ongoing implementation of Assembly Bill 32 in California, as well as robust demand from companies, municipalities and individuals who are reducing their greenhouse gas impacts on a voluntary basis. Importantly, digester projects that reduce methane emissions compared to baseline conditions produce offsets that qualify under many mandatory and voluntary programs in place today, however, the specific methodologies for calculation and monitoring vary widely.

While in many cases we are required to share the benefits of such credits with our business partners and investors, we nevertheless expect such offsets to enhance the economics of our facilities. We believe that the market for greenhouse gas offset credits will add value and enhance the financial viability of our facilities.

Microgy’s Strategy

Our objective is to become a leader in the renewable energy sector through the production and marketing of pipeline-grade gas and biogas and in the development of pipeline gas production capacity and biogas resources, which will constitute gas reserves under our control. Key elements of our strategy include:

Developing facilities that we will own, thereby developing and growing non-depleting biogas reserves under our management. We intend to continue to focus on an ownership model, in which we own facilities entirely or together with financial or operational partners. We believe that this ownership model will allow us to profit from the sale of biogas or pipeline-grade gas for the operational life of the facilities. By owning and operating such facilities, and by securing the supply of required amounts of manure and substrates, we seek to develop and grow a portfolio of gas reserves under our control. We view our facilities as gas wells but without the typical depletion curve, so long as required inputs are available.

Capitalizing on the environmental attributes, as well as the renewable nature of the energy, generated by our facilities. We believe that the environmental attributes, such as greenhouse gas offset credits, generated by our facilities represent a potentially significant source of revenue, and we intend to pursue commercialization of these attributes, through sales into trading markets as well as bi-lateral and revenue sharing arrangements. In addition, we believe that the renewable nature of the gas produced by our facilities will be attractive to certain purchasers, including entities required to achieve renewable portfolio standards, and may result in premium prices in some cases. We intend to aggressively market the renewable quality of our gas to these purchasers.

Focusing development efforts on markets allowing for rapid and cost-effective scale-up of our business. Microgy has now validated both the multi- and single-tank system in four currently operating installations, Microgy will develop and own these digester systems. Our multi-digester facilities will primarily produce pipeline quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG and LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles. Microgy’s goal with all projects is to maximize the profitability of every project by implementing the right technology and most profitable long-term off-take agreement.

Standardizing systems to allow for rapid and cost-effective replication and scalability. We intend to standardize and streamline elements of our systems so that we can drive down their costs and implement them more rapidly. Toward this end, Microgy is refining the design of its multi-tank system based on knowledge gained from its Huckabay Ridge facility, and is pursuing standardization of components, procurement channels, vendors, and design-build contracts to allow for rapid and cost-effective construction, all in order to fulfill our objective of building out the currently announced pipeline of projects.

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

Microgy’s Products

With respect to current and future projects such as our multi-digester RNG® facilities in Texas and California, as well as our smaller-scale, multi-digester dedicated facilities, such as those being developed for Gallo and Swift, Microgy seeks to own and operate all or part of each facility, thereby profiting from the sale of the gas produced, whether by the sale of gas as a commodity or to end-users or other purchasers pursuant to longer-term supply agreements. Therefore, we expect our principal commercial product to be the RNG® or biogas produced by our facilities, together with tradable environmental attributes, such as greenhouse gas offset credits. In addition, other by-products of the operation of these facilities may have commercial value as compost, fertilizer and animal bedding.

Microgy’s Technology

At the heart of the Microgy system is an enhanced biogas production system. Whereas previous systems had principally focused on the environmental remediation aspects of digestion and produced biogas as a by-product, the Microgy system is designed specifically to maximize biogas production. Methane is the main product of the process, making up approximately 65% of the resulting biogas. Microgy’s system can be easily coupled to standard, generally commercially available gas conditioning equipment in order to clean the biogas to produce RNG®, or the biogas can be burned directly for use in electric generation or other thermal energy applications. Other by-products of the process can include fertilizers, bedding, compost and other bio-solid products that have economic value and are often marketable.

Microgy’s proprietary process mixes animal manure with additional substrates, such as food industry wastes and by-products containing fats, proteins and carbohydrates, in a process referred to as co-digestion. The manure provides the anaerobic bacteria that are the engine of the biogas production process, while also serving as a buffer that assists in maintaining the reaction at proper levels. A wide variety of materials can provide the proteins, fats and carbohydrates that enhance the biological process in our digesters. Substrates that we might use in our digesters range from waste crop oils, spoiled food, animal fats, used greases and cooking oils, brewery waste to cheese waste. These materials are widely available but tend to be concentrated in urban areas. The addition of substrate significantly increases gas production, with the relative contributions of substrate and manure to the production of biogas varying depending upon the type of substrate used. The ability to add substrate with known characteristics to our process helps us to balance the health of the digester while increasing biogas output. The controlled combination of these wastes with the manure, along with our operational controls and technical know-how, represent the essential elements of our proprietary approach to the market.

Some substrate materials are useful inputs into other energy production processes or may even be substitutes for animal feed. As such, the value of those materials may change over time depending on market dynamics, emerging technologies or even tax policy. We have focused our efforts on procuring substrates that do not have alternate uses for which companies typically pay a fee for disposal. In some cases, we may be paid “tipping fees” associated with the disposal of these materials, which may help us to mitigate the costs of transporting substrate to our site. Substrate availability, market conditions and transportation requirements can vary significantly by region. As such, project location is an important consideration in determining project feasibility. We have in place a substrate management team that works with our strategic partners to identify and evaluate potential materials and manage logistics.

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

In May 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee, included in the cost of the facility, that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. We believe that our relationship with DBT is good.

Facility and Business Development Efforts

Identified Facilities Under Development

The following table sets forth facilities that we have identified to date as being under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	RNG Production(a)
Mission	TX	RNG	635,000
Rio Leche	TX	RNG	635,000
Cnossen	TX	RNG	635,000
Hanford Cluster	CA	RNG	605,000
Bar 20	CA	RNG	570,000
Riverdale Cluster	CA	RNG	550,000
Cargill 1	ID	RNG	550,000
Cargill 2	CO	RNG	365,000
Gallo-Collumbard	CA	Inside-the-Fence	145,000
Swift-Grand Island	NE	Inside-the-Fence	235,000

Total			4,925,000

(a)	Expected gas production in MMBtu / year at full operation.

The foregoing table does not include the Huckabay Ridge facility, which is now in operation. In addition, the table does not include projects currently under consideration that have not been finalized for active development. Projects currently in this latter category have an expected annual production of up to approximately 6.8 million MMBtu/year.

Business Development Agreement (BDA) with Cargill

In October 2006, we entered into the BDA with Cargill, Incorporated, acting through its Emerging Business Accelerator Unit, referred to as Cargill. Pursuant to the terms of the BDA, Cargill has agreed to use its reasonable efforts to identify potential anaerobic digester projects for development by us within Cargill’s network of customers, farmers and strategic business partners in North America. Cargill and Microgy will work jointly to identify specific targeted markets for developing such projects within the Cargill network, and Cargill will identify project candidates based upon agreed project guidelines. We will consider each project candidate and select those candidates we want Cargill to pursue further on our behalf. Cargill will then negotiate with such project candidates with the goal of obtaining a binding agreement whereby such project candidates commit to give Microgy the option to implement an anaerobic digester project. Once a project commitment has been signed, Cargill will present it to us for review and consideration. We will then proceed with the negotiation of mutually acceptable leases and other project agreements with the project candidates in which we are interested.

In consideration of Cargill’s services under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date. To date, we have granted Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share under this arrangement.

As further consideration for Cargill’s services under the BDA, for a three-year period beginning with the first date of issuance of a greenhouse gas reduction certificate issued to, owned or controlled by us derived from an anaerobic digester project subject to a project commitment, referred to as an eligible certificate, we will convey to Cargill or its designee ownership of 25% of all such eligible certificates, after giving effect to any share of such certificates owed to a project candidate pursuant to the terms of any lease or other project agreement with such project candidate. During such three-year period, Cargill will also have the first right to bid on any other proposed sale or conveyance of any eligible certificates. In addition, with respect to each project subject to a project commitment which generates revenue to us from the sale of gas, electricity or other by-products (but not including sales of greenhouse gas reduction certificates), we will be obligated to pay to Cargill, within 30 days of receipt of such revenues, 2% of such revenues for a five-year period beginning on the date on which any such revenue is first received. Finally, during a three-year period following the date of first generation of gas or electricity by an anaerobic digestion project subject to a project commitment, Cargill will have the first right to bid on the proposed sale or conveyance of all such gas or electricity.

The BDA will terminate upon the earliest of the following events:

•	the third anniversary of the date of the BDA;

•	the delivery by Cargill of project commitments signed by project candidates covering 50,000 dairy cow equivalents;

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

Upon any termination of the BDA, the BDA will become void, and the parties will have no liability or obligation thereunder, except for liabilities resulting from breach of the BDA on or prior to the date of termination, and except that Cargill will be entitled to any consideration described above for all AD Projects subject to a Project Commitment entered into prior to the date of termination. Notwithstanding any termination of the BDA, during the term of the BDA and for a period of two years after the date of termination, we will not solicit or negotiate with any person who had entered into negotiations with Cargill or its affiliates with respect to an anaerobic digestion project but with whom no project commitment has been concluded, without the prior written consent of Cargill or Cargill’s participation.

Pursuant to the terms of the BDA, we agreed not to enter into a similar business development agreement with certain prohibited parties identified by Cargill from time to time, provided that there cannot be any more than seven prohibited parties at any given time, and further provided that Cargill may not deem a party to be prohibited if we were having discussions with the party prior to its being so designated by Cargill.

Customers and Suppliers

Customers

Microgy intends to sell the gas generated by its facilities in the spot market as a commodity or pursuant to longer-term purchase and sale commitments. With respect to Microgy’s large-scale, multi-digester RNG® facilities, Microgy anticipates selling the gas produced by these facilities either directly into local pipelines as a commodity, or to single customers pursuant to longer-term purchase and sale commitments at fixed or predictable prices. For example, Microgy has entered into a long-term agreement with PG&E to purchase an amount of gas equal to the anticipated daily output of its currently planned facilities in California and, commencing in October 2008, all of the gas produced by the Huckabay Ridge facility.

Microgy’s smaller-scale multi-digester facilities will be developed to supply the gas needs of a single customer on-site, such as Gallo or Swift, pursuant to a long-term purchase and sale agreement, though Microgy expects to have the right to market excess gas not used by these customers.

In the twelve months ending December 31, 2007, we recognized $1.2 million in total revenues from Microgy. This revenue was entirely related to the operation and maintenance of the facilities in Wisconsin under our relationship with Dairyland.

Suppliers

Microgy and its affiliates generally obtain the construction materials and equipment necessary to construct and operate their facilities from commercial sources pursuant to purchase orders and similar arrangements. Microgy believes these materials and equipment to be generally commercially available. Microgy and its affiliates generally enter into manure handling agreements with the farms on which their facilities are located for the supply of manure for the operation of such facilities, or arrangements for the operation by third parties of manure composting operations on land owned by Microgy affiliates. Microgy generally seeks to locate its large-scale multi-digester facilities in areas with a high concentration of manure from diverse sources.

Substrate for a facility can be obtained from a variety of sources, either on an opportunistic basis, pursuant to informal supply relationships, or from the operations of the consumer of the gas, in the case of the smaller-scale, single customer installations. Substrate can also be obtained via long-term contract, such as the agreement in place with Liquid Environmental Solutions Corp., or LESC.

In July 2006, Microgy entered into a substrate supply and cooperation agreement with LESC. LESC is one of the largest companies in the United States specializing exclusively in the collection, treatment and disposal of non-hazardous liquid waste streams, including grease trap waste generated by the food service industry. This grease trap waste represents an excellent source of substrate for use in Microgy’s projects. Under this agreement, LESC is currently supplying a significant portion of the substrate requirements for the Huckabay Ridge facility, and has agreed to supply 100% of the substrate requirements for the Mission and Rio Leche facilities in Texas, in each case pursuant to substrate supply plans to be agreed to by LESC and Microgy. With respect to the Cnossen facility in Texas and other future facilities, LESC has a right of first offer to supply up to 100% of the substrate requirements of each such facility. This agreement has a term of 10 years, with automatic five-year renewal terms unless either party gives 12 months’ prior notice of its intention not to renew, but remains in effect for a term of 20 years with respect to any facility that LESC has agreed to supply. The agreement may be terminated by either party in the event the other party materially breaches this agreement. Microgy has assigned its rights and obligations under this agreement to each of the special purpose entities formed to own the Texas facilities as subsidiaries of Microgy Holdings, to the extent applicable to the facility owned by such entity.

Discontinued Operations

Buzzard Power Corporation, referred to as Buzzard, is a subsidiary of our wholly owned subsidiary, EPC Corporation. Buzzard formerly leased a generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. Buzzard completed the disposition of its leasehold interest in this facility on February 29, 2008.

The disposition of Buzzard’s leasehold interest in the Scrubgrass facility will substantially reduce our revenue base and continue our trend of operating losses and uses of cash until the revenue base for Microgy grows to sufficient levels to support our expense base.

Competition

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

Competition in the traditional energy business from electric utilities and other energy companies is well established, with many substantial entities having multi-billion dollar, multi-national operations. Many of these companies are beginning to compete in the alternative fuels and renewable energy business with the growth of the industry and the advent of many new technologies. Larger companies, due to their greater financial and other resources, will be better positioned than Microgy to develop new technologies and to install existing or more advanced renewable energy facilities, which could harm Microgy’s business.

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

Depending on the location of each individual plant, the federal Clean Water Act and state implementation plans of the federal Clean Air Act, as well as other state and local laws, may apply to Microgy’s projects. The primary federal law affecting manure management on animal operations is the Clean Water Act, under which the National Pollutant Discharge Elimination System, or NPDES, program covers concentrated CAFOs.

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

We expect that all of our facilities will be required to obtain various state and local environmental and other permits and approvals. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. The Texas Commission of Environmental Quality (TCEQ) environmental authorities classify grease-trap waste as Municipal Solid Waste (MSW) and is managed as a non -hazardous municipal waste. Microgy is required to obtain a solid waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities. In addition, our planned California facilities will be required to obtain water discharge permits, and obtaining such permits is a lengthy process. To date, our experience in obtaining such permits has been positive but future projects may, however, present unique circumstances, and the timing and cost of permits may be uncertain.

Energy Regulation

As evidenced by the facilities developed by Microgy in Wisconsin and under development by Microgy for Gallo and Swift, Microgy’s anaerobic digester facilities can be used for the generation of electricity. In the event that Microgy were to pursue applications of its technology for the generation of electricity for sale by Microgy into the electric grid, any such generating facility would become subject to the complex matrix of federal and state regulation of the energy sector, including the federal Public Utility Regulatory Policies Act, the Federal Power Act and the regulation and oversight of state public utility commissions. Microgy, itself, does not currently produce electricity for sale into the electric grid.

Employees

As of December 31, 2007, we had 41 employees, including executive officers and other marketing, finance, engineering and administrative personnel. None of our employees are represented by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations and adversely affect our prospects. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2008.

We have a history of losses. For the twelve months ended December 31, 2007, we incurred a net loss of $11.2 million from continuing operations. For the years ended December 31, 2006, and 2005, we incurred net losses of $11.4 million, and $8.8 million, respectively, from continuing operations. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition through at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower price for our common stock.

Our sole operating business, Microgy, has limited operating history from which to evaluate its business and products.

Our sole operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and is operating three single digester facilities in Wisconsin and the multi-digester Huckabay Ridge facility, Microgy still has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. In addition, Microgy experienced challenges during the startup and commissioning process for the Huckabay Ridge facility, and while we gained valuable knowledge as to our processes, we cannot assure you that similar challenges will not be encountered with respect to future facilities. Because of Microgy’s limited experience, there is a risk that Microgy may never be profitable.

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

Development of Microgy’s facilities is an inherently risky activity, subject to significant uncertainties and a lengthy development cycle. Uncertainties and risks include those relating to costs and availability of supplies and labor, costs and quality of facility components and installation services, fluctuations in the prices available for the sale of facility output and timing of completion of construction and commencement of commercial operations. For instance, Microgy has encountered problems with the quality of the gas conditioning and compression equipment supplied to it for the Huckabay Ridge facility. Furthermore, obtaining the large number of agreements, permits and approvals necessary to develop, install, operate and manage any of Microgy’s facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Microgy is required to enter into or obtain some or all of the following in connection with the development of its facilities:

•	Off-take interconnection agreements

•	Site agreements;

•	Supply contracts;

•	Design/build or other construction-related agreements;

•	Off-take agreements for gas produced;

•	Power sales contracts for facilities dedicated to the generation of electricity;

•	Agreements for the sale of greenhouse gas offset credits or other tradable environmental attributes;

•	Various co-product sales agreements;

•	Waste disposal agreements;

•	Environmental and other permits and licenses;

•	Government approvals; and

•	Financing commitments required for the successful completion of facilities under consideration.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2009, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. The availability of additional financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including their assessment of our ability to construct and manage each facility successfully. If we are unable to obtain the required financing, your investment in our common stock will be materially adversely affected.

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

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile, with recent significant price declines, and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. For instance, Microgy has entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities and our Huckabay Ridge facility in an amount up to 8,000 MMBtus per day.

Furthermore, our subsidiary, Microgy Holdings, is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. We believe that these arrangements will be considered normal purchases and sales and will not be subject to derivative accounting. However, we cannot assure you that any such risk management vehicles will be available or successful. As a result, any such facility, and Microgy as a whole, may never become profitable.

We expect revenues from sales of greenhouse gas offset credits and other environmental attributes, but the market for such attributes is nascent and may not develop in a manner that allows us to profit from the sales of such credits to the level projected, or at all.

The multiple digester facilities that we plan to implement through Microgy Holdings and our other subsidiaries are expected to produce greenhouse gas offset credits and other marketable environmental attributes. While there exist trading markets for these attributes, and additional trading markets or other commercial avenues may develop, the existing trading markets are new and experience thin trading and price volatility, which can hinder sales of credits and make their value unpredictable. The quantity of credits that may be generated are a function of the carbon credit offset characteristics as determined by protocols used to document and verify the carbon offset value. These protocols continue to evolve, and changes in these protocols could substantially diminish further carbon credit eligibility. Furthermore, much of the participation in these markets is voluntary, in response to social and environmental concerns, as opposed to being driven by regulatory requirements. While many states and the federal government are pursuing or are considering carbon emissions limits and related initiatives that may spur greater development of and participation in these markets, we are unable to determine the effect of these initiatives on these markets. We cannot assure you that these trading markets will develop further, or even that they will continue to exist. In addition, many of our agreements with our business partners and investors require us to share such credits or any revenues we derive from sales of such credits, and agreements we negotiate in the future may also include such requirements. As a result of the foregoing, we may recognize significantly smaller revenues than we anticipate from the sale of greenhouse gas offset credits or other environmental attributes.

We have pledged all of our interest in our facilities in Texas as security for the loan relating to Microgy Holdings’ tax-exempt bond financing in Texas.

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas. We have pledged all of our interest in these facilities as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. While the loan is non-recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on this loan, we would lose some or all of our investment in the Texas facilities, which would have a material adverse effect on our business, financial condition and results of operations.

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

Competition in the traditional energy business from electric utilities and other energy companies is well established, with many substantial entities having multi-billion dollar, multi-national operations. Many of these companies are beginning to compete in the alternative fuels and renewable energy business with the growth of the industry and the advent of many new technologies. Larger companies, due to their greater financial and other resources, will be better positioned than Microgy to develop new technologies and to install existing or more advanced renewable energy facilities, which could harm Microgy’s business.

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

Microgy’s facilities, and the anaerobic digestion process on which they are based, are complex and, therefore, sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. For instance, Texas experienced record cold temperatures in early 2007 which negatively impacted the startup of the Huckabay Ridge facility. In addition, unusually heavy rains can upset the proper mix of inputs necessary for the anaerobic digestion process, and facilities can also be sensitive to lightning strikes. While Microgy considers typical local weather conditions in the design of its facilities, Microgy cannot anticipate all unusual weather events, and such events have had and may in the future have a material adverse effect on the operation of its facilities.

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

We expect that Microgy’s facilities are likely to be subject to various local, state and federal government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. However, the Texas environmental authorities required that we obtain a solid-waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities. Furthermore, for our planned California facilities, we have had to obtain water discharge permits, which typically involves a lengthy process. We expect that all of our facilities will be required to obtain various environmental and other permits and approvals, which will vary from location to location. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities and could be costly and harm our financial condition.

As producers of carbon dioxide, Microgy’s facilities may become subject to regulations or taxes based on carbon emissions.

Microgy’s facilities produce and emit into the atmosphere carbon dioxide as a result of the anaerobic digestion process that they employ. While such facilities capture and thereby reduce the amount of methane, a potent greenhouse gas, that would otherwise enter the atmosphere, there are direct emissions of carbon dioxide, another greenhouse gas. As such, Microgy’s facilities may still be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose a cost on greenhouse gas emissions. If any such legislation, regulations or treaties were implemented, Microgy may be required to expend resources to capture the carbon dioxide it produces, pay a tax on its carbon dioxide emissions, purchase greenhouse gas offset credits, reduce the greenhouse offset credits claimed for such facilities or take similar actions. Any of the foregoing could harm the profitability of Microgy’s facilities.

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

We have identified material weaknesses in our internal control over financial reporting that have not yet been effectively remediated. Any inability on our part to remediate these material weaknesses promptly and effectively, or any material weaknesses in our internal control over financial reporting that we discover and report in the future, may adversely impact investor confidence and our stock price.

For the year ended December 31, 2007, we have identified material weaknesses in our internal control over financial reporting as discussed in Item 9A of this Annual Report on Form 10-K. If the remedial measures described in Item 9A are insufficient to address any of the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Capital Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or reports we file with the Securities and Exchange Commission.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of December 31, 2007, we had approximately 1,135,924 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144. We are currently authorized to issue 50,000,000 shares of common stock.

Furthermore, we currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale by certain of our stockholders of up to 1,677,688 shares of our restricted common stock, of which 1,066,928 shares are currently issued and outstanding and 610,760 shares were subject to outstanding warrants, of which warrants for 446,108 shares have been exercised and warrants for 164,652 shares have now expired. We also currently have on file with the Securities and Exchange Commission an effective registration statement that permits the resale of up to 100,000 shares of our common stock subject to warrants exercisable at a price of $6.33 per share by the holders of such warrants. In addition, in connection with our sale of shares of our series A preferred stock and common stock warrants on November 9, 2006, we filed a registration statement to permit the resale of up to 4,387,360 shares of common stock issuable upon conversion of such shares of series A preferred stock and exercise of such warrants, which registration statement is currently effective. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share, and the common stock warrants were exercisable at a price of $5.52 per share as to 1,406,205 of the warrants, and $5.27 per share as to 168,745 of the warrants. In October 2007, the exercise price of the warrants was reduced to $5.25 per share, and the preferred stock conversion price was reduced to $5.25 per share as a result of anti–dilution adjustments triggered by the issuance of common stock in the October 2007 public offering, resulting in an increase of 11,250 in the number of shares of our common stock issuable upon conversion of the series A preferred stock.

In addition, pursuant to our business development agreement with Cargill, Incorporated, we may issue warrants to Cargill from time to time to acquire up to an aggregate of 4.99% of our outstanding common stock on a fully diluted basis, at an exercise price equal to 75% of the closing price of our common stock on the date on which such warrants are issued. In May 2007, we issued to Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share, representing 1% our fully diluted common stock at the time, as required by the business development agreement.

As of December 31, 2007, we had outstanding options and warrants to acquire up to approximately 4,809,040 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 157,000 shares as of December 31, 2007, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

As a result of the resale of outstanding shares of our common stock, including restricted shares and shares issuable upon exercise or conversion of the foregoing securities, the price of our common stock may be adversely affected.

The issuance of preferred stock may adversely affect the value of our common stock or make it more difficult for a party to acquire a controlling interest in our company.

We are authorized to issue up to 2,000,000 shares of preferred stock, of which 281,241 shares have been designated as series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, and which are currently issued and outstanding. The preferred stock not already designated and issued may be issued in series from time to time with such designations, rights, preferences and limitations as our board of directors may determine by resolution without stockholder approval. While the terms of the series A preferred stock do not currently allow for the issuance of preferred stock having dividend and liquidation preferences greater than or senior to the series A preferred stock, any future issuances of preferred stock may enjoy dividend and liquidation preferences over our common stock, thereby diminishing the value of our common stock. Furthermore, the issuance of preferred stock, as well as any authorized but unreserved common stock, while providing flexibility in connection with possible future financings or acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a controlling interest in our company.

Our management and directors, as well as the holders of our series A preferred stock, are able to exercise significant control over our management and affairs.

As of February 29, 2008, management and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 15.2% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 15.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from December 1, 2007 to December 31, 2007, our daily trading volume ranged from a low of 4,500 shares to a high of 83,800 shares, and averaged 45,000 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2008. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.6 million. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, of which 15,579,354 are issued and outstanding and 4,809,040 have been reserved for issuance upon the exercise of options and warrants outstanding as of December 31, 2007. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Stock Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Our series A preferred stock may also have a material adverse effect on our financial condition and results of operations. We have agreed not to issue securities senior to or on a par with the series A preferred stock and to limit our ability to incur additional indebtedness while such preferred stock is outstanding, which could materially and adversely affect our ability to raise funds necessary to continue our business. In addition, the series A preferred stock provides for various triggering events, such as our common stock not being listed for trading on the American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or New York Stock Exchange, the failure to deliver shares of our common stock upon conversion and specified change of control transactions. Several other triggering events are described in the certificate of designations, preferences and rights of the series A preferred stock. If one of these triggering events occurs, we may be required to redeem all or part of the outstanding shares of series A preferred stock at 120% of their stated value (150% in the case of certain change in control transactions), including payment of accrued dividends and penalties. Some of the triggering events include matters over which we may have some, little, or no control. Any such redemption could leave us with little or no working capital for our business. Furthermore, by virtue of their voting power and other rights and preferences, the outstanding series A preferred stock could have the effect of blocking or discouraging certain acquisitions of the company or reducing the proceeds available to common stockholders as a result of any such acquisitions.

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

In the ordinary course of our business, we lease office space at various locations. We believe this office space is replaceable at reasonable rates.

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

In addition to the foregoing, in the ordinary course of our business, certain of our operating subsidiaries enter into long-term leases with nominal annual rent authorizing construction and operation of our facilities on various host-properties.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of February 29, 2008 are set forth below:

Name	Age	Position
Richard E. Kessel	58	President and Chief Executive Officer
Michael E. Thomas	48	Senior Vice President, Chief Financial Officer and Treasurer
Dennis Haines	55	Vice President , General Counsel and Secretary

Richard Kessel has been our President and Chief Executive Officer since July 2006. From October 2003 to July 2006, Mr. Kessel was President and Chief Executive Officer of Bedford Partners, a consulting firm assisting private equity firms in acquiring energy, water, waste and other service related enterprises. From July 1, 2002 to September 30, 2003, Mr. Kessel served as the President and Chief Executive Officer for North America, and a Senior Vice President of, Suez Environment, an international company focused on water, wastewater and waste services. The North American operations overseen by Mr. Kessel were comprised of five companies with over 9,200 employees, $1.3 billion in annual revenues and $1.5 billion in assets. Mr. Kessel served as President and Chief Executive Officer of Trigen Energy Corporation, an energy services company with $1 billion in assets, $533 million in annual revenue and 34 operating facilities in 22 states, from April 1, 2000 to June 30, 2002, after serving as its Executive Vice President and Chief Operating Officer from December 1993 to March 31, 2000. Previously, Mr. Kessel was President and Chief Executive Officer of United Thermal Corporation (acquired by Trigen), which owned and operated the district energy systems in Baltimore, Boston, Philadelphia and St. Louis, and Chief Operating Officer of Sithe Energies, Inc., a developer of independent power projects in the United States and global markets. Mr. Kessel serves on the board of directors of ISO New England, Inc., the operator of the New England region’s bulk power system and wholesale electricity markets. Mr. Kessel holds a B.S. in electrical engineering from Manhattan College, completed the course work for a masters in finance from New York University’s Stern School of Business and received an advanced management degree from the Wharton School of Business Executive Program.

Michael E. Thomas has been our Senior Vice President and Chief Financial Officer since May 2007 and became Treasurer in June 2007. From January 2007 to May 2007, Mr. Thomas was the principal of MET Consulting, LLC, a business and financial services consulting firm. From January 1999 to December 2006, Mr. Thomas was Vice President, Chief Financial Officer for Maine Yankee Atomic Power Company. From October 2004 to December 2006, Mr. Thomas served as Vice President and Chief Financial Officer for Connecticut Yankee Atomic Power Company, and from December 2004 to December 2006 as Vice President and Chief Financial Officer for Yankee Atomic Electric Company. In these capacities, Mr. Thomas had responsibility for financial reporting, investment management, risk management and treasury functions, as well as human resources responsibilities for these three utilities, which had combined assets of over $1 billion and substantially completed decommissioning programs for the three nuclear power plants owned by them during Mr. Thomas’ tenure. From 1991 to 1999, Mr. Thomas held various other finance positions with Maine Yankee Atomic Power Company, including Manager of Financial Services and Vice President and Treasurer. From 1984 to 1989, Mr. Thomas held various finance positions with Central Maine Power Company, including Senior Financial Analyst and Director of Treasury Operations. Mr. Thomas holds a bachelor’s degree with a major in economics from Bowdoin College and an MBA from the University of Southern Maine.

Dennis Haines has been our Vice President and General Counsel since October 2006 and Secretary since June 2007. For the last several years, Mr. Haines took on various assignments with Suez, a worldwide energy and environmental services provider, including serving as General Counsel at Teris L.L.C., a Suez subsidiary, from July 2005 to August 2006. From January 2003 to February 2005, Mr. Haines provided legal support to various other Suez units, including operations in Nova Scotia and the United Kingdom. From January 2001 to December 2002, Mr. Haines served as General Counsel at Trigen Energy Corporation, White Plains, NY, part of Suez Energy International. Mr. Haines was also General Counsel & Secretary at Zurn Industries, Inc., Erie, PA, an NYSE-traded company which, through Zurn/NEPCO, specialized in the design and construction of power-generation facilities worldwide. Mr. Haines is a graduate of the University of Pittsburgh (J.D., 1977, and B.A., 1974), and a member of the New York, California, and Pennsylvania Bars.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of and Dividends on Environmental Power’s Common Stock and Related Stockholder Matters

Our common stock currently trades on the NASDAQ Capital Market under the symbol “EPG.” As of December 31, 2007, there were approximately 160 record holders and, we believe, over 1,500 beneficial holders of our common stock.

Prior to December 21, 2007, our common stock traded on the American Stock Exchange. The following table shows the quarterly high and low sales prices for our common stock during 2006 and 2007, through December 20, 2007, as reported on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$10.70	$6.72
Second Quarter	$9.03	$4.90
Third Quarter	$7.45	$3.54
Fourth Quarter	$8.94	$4.35
Fiscal Year Ended December 31, 2007
First Quarter	$8.85	$6.35
Second Quarter	$9.34	$6.40
Third Quarter	$9.17	$4.60
Fourth Quarter (through December 20, 2007)	$5.50	$3.92

The following table shows the high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the remainder of the fourth quarter of 2007.

	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter (December 21, 2007 through December 31, 2007)	$5.04	$4.25

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

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our common stock with the return on the American Stock Exchange Market Value Index, the NASDAQ Market Index, where our common stock now trades, SIC Code 4911 (Electric Services) Index, which represents an index for the industry from which most of our revenues were derived prior to the discontinuation of Buzzard’s operations, and SIC Code 1311 (Crude Petroleum & Natural Gas), which represents an index for the industry which we believe to be most comparable to that in which most of our business is now conducted, in each case for the five year period ended December 31, 2007. The comparison assumes the investment of $100.00 on January 1, 2003 in each of our common stock, the American Stock Exchange Market Value Index, the NASDAQ Market Index, the SIC Code 4911 Index and the SIC Code 1311 and assumes the reinvestment of dividends. In future years, we do not intend to continue the comparisons to the American Stock Exchange Market Value Index and the SIC Code 4911 Index.

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

We derived the statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included at the end of this report. We derived the statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31
	2007	2006	2005	2004	2003
Results of Operations Data:
Revenues	$1,175	$2,216	$4,088	$3,736	$0
Costs and expenses:
Cost of goods sold	942	2,099	6,116	3,736	—
General and administrative expenses	12,444	11,229	6,810	5,239	2,674
Depreciation and amortization	304	299	250	215	211

Total Costs and Expenses	$13,689	$13,627	$13,176	$9,190	$2,885

Operating (loss) income	$(12,515)	$(11,411)	$(9,088)	$(5,453)	$(2,885)
Other income (expense):
Interest income	783	$448	$233	$24	$15
Interest expense	(12)	(9)	(6)	(16)	(47)
Other income	584	—	33	—	2

	$1,355	$439	$260)	$8	$(31)

Other Income (Expense):

(Loss) income before income taxes	$(11,160)	$(10,972)	$(8,828)	$(5,445)	$(2,916)
Income tax expense (benefit)	1	427	11	(84)	(26)

Net (loss) income Continuing Operations	$(11,161)	$(11,399)	$(8,840)	$(5,361)	$(2,890)
Net (loss) income Discontinued Operations	$(6,195)	$(2,716)	$(2,574)	$1,403	$1,912
Net (loss)	$(17,357)	$(14,115)	$(11,414)	$(3,958)	$(978)

Preferred Securities Dividend Requirements	$(1,348)	$(198)	$(5)	$(5)	$(5)
Beneficial Conversion Feature of Preferred Stock	$(57)	$(4,131)	$—	$—	$—
Change in Value of Modified Warrants	$(97)	$—	$—	$—	$—
Loss Available to Common Shareholders	$(18,860)	$(18,444)	$(11,419)	$(3,963)	$(983)

Weighted average number of common shares outstanding on a diluted basis	11,339	9,635	7,384	4,583	3,376

Basic and Diluted (loss) per Common Share	$(1.66)	$(1.91)	$(1.55)	$(0.86)	$(0.29)
From Continuing Operations	$(1.12)	$(1.63)	$(1.20)	$(1.17)	$(0.86)
From Discontinued Operations	$(0.54)	$(0.28)	$(0.35)	$0.31	$0.57
Weighted average number of common shares outstanding on a diluted basis	9,635	7,384	4,583	3,376	2,973

Balance Sheet Data (Continuing Operations):
Total assets	$113,084	$93,051	$27,705	$11,314	$9,948
Working capital	70,208	64,261	14,176	1,014	424
Long-term obligations	60,658	60,717	645	614	583
Shareholders’ equity	33,115	18,521	25,697	10,218	6,620

(1)	See Note B of the Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Statements and Results of Operations

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

Overview

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable®, which we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective. We own and operate the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which began commercial operation in the first quarter of 2008, and have several similar facilities in varying stages of development. We also operate three digester facilities in Wisconsin utilizing the same technology that is employed at Huckabay Ridge.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and other organic wastes. The biogas can be used to produce pipeline-grade methane, which we refer to as RNG® marketable biogas, compressed natural gas, or CNG, liquified natural gas, or LNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that we believe is superior to other such technologies. Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed, for itself, significant engineering, construction and process knowledge regarding these systems.

In addition to the value generated from the production and sale of renewable gas, we believe that our facilities can generate additional environmental benefits with economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies have either passed or may be in the process of passing regulations that require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor driving adoption of our systems.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

Discontinued Operations

Our board of directors authorized management to pursue negotiations for the disposition of Buzzard’s leasehold interest in the Scrubgrass facility in May 2007. The disposition of Buzzard’s leasehold interest in the Scrubgrass facility was completed on February 29, 2008. Buzzard leased its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

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

Method of Accounting for Contracts

We record revenues for operation and maintenance of the Wisconsin facilities, which appear as Microgy revenue on our income statement. Operations and maintenance revenues are recorded as services are provided and billed.

Revenues and profits from our construction contracts relating to Dairyland Power Cooperative, referred to as Dairyland, which appear as Microgy revenues on our 2006 and 2005 income statements, were generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion was determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

In accordance with normal practice in the construction industry, we include in current assets and current liabilities amounts related to construction contracts realizable and payable over a period less than of one year. Billings in excess of revenues or deferred contract revenues represent the excess of billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method on certain contracts. Unbilled work represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage of completion accounting method over billings to date on the remaining contracts.

Notes Receivable

In 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy. During 2006, we completed construction at the Norswiss Dairy. Each digester has begun operations. The sales price for each digester was $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million in the aggregate, plus interest at 5% per annum, which is evidenced by three separate notes from each of the digester owners of approximately $1.0 million each. In 2007, the company received payments of $76,000 which was applied to these notes. As of December 31, 2007, after giving effect to the $750,000 bad debt allowance relating to these notes, as described below the notes have an aggregate remaining balance of $1.8 million which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2007, we had recorded a deferred income tax asset of $12.3 million and a valuation allowance of $12.3 million against our gross deferred income tax assets, due to uncertainties related to our ability to utilize carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax asset. At the adaptation date of January 1, 2007, we had $10,340,199 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, we have $13,603,906 of unrecognized tax benefits primarily comprised of federal and state net operating losses.

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

The provisions of SFAS 142 were applied to the goodwill and intangible assets of $4.9 million acquired in the Microgy acquisition. We did not have goodwill or intangible assets recorded on our balance sheet prior to the Microgy acquisition. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2007. We assessed the implied fair value of the reporting unit by using a projected discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of its net assets and, thus, goodwill was not impaired as of December 31, 2007.

Stock-Based Compensation Expense

The employee stock-based compensation expense recognized under FAS123R and presented in the pro forma disclosure required under FAS123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions, and these assumptions can vary over time.

Employee stock-based compensation expense recognized in 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock-based awards. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock. During the years ended December 31, 2007 and 2006, we based our determination of the expected term using a combination of the simplified method and our assessment of the historical post vesting termination activity depending on the amount of historical information available.

In October of 2006, Microgy entered into a Business Development Agreement with Cargill, pursuant to which Cargill would receive warrants to purchase our common stock in exchange for the identification of anaerobic digester projects. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendors performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantors balance sheet once the equity instrument is granted for accounting purposes.

Results of Operations

Continuing and Discontinued Operations

Comparison of the Years ended December 31, 2007 and 2006

For the year ended December 31, 2007, we had a net loss applicable to common shareholders of $18.9 million, or loss applicable per common share of $1.66, compared to net loss applicable to common shareholders of $18.4 million, or loss per common share of $1.91, for the year ended December 31, 2006. The increase in net loss available to common shareholders was primarily attributable to a $3.5 million increase in loss from discontinued operations, and an increase in preferred dividend requirements of $1.2 million. These changes were partially offset by a decrease in the amortization of the beneficial conversion feature associated with our series A preferred stock offering in November 2006, and a $915,000 increase in other income as a result of higher interest income and the resolution of an outstanding contingency.

We have one continuing business segment, Microgy. The results of operations for this business segment, which is presented as continuing operations, as well as our discontinued operations, comprised of the results of our Buzzard subsidiary, are discussed below.

Continuing Operations

Revenues from continuing operations decreased by $1.04 million, or 47%, to $1,175,000 for the year ended December 31, 2007, as compared to $2.2 million for the year ended December 31, 2006. This decrease in revenue is due mainly to the change in business model from a model where we sell facilities to third parties, to the current ownership model, where we build, own, and operate facilities for our own account. Revenues from the operation and maintenance of facilities increased to $1,175,000 for the year ended December 31 2007, compared to $825,000 for the year ended December 31, 2006. The increase in operations and maintenance revenue in the year ended December 31, 2007 is a result of the three Wisconsin facilities being fully operational for the entire year in 2007 as compared to 2006, when only two facilities were fully operational for the entire year. During 2007, we recognized carbon credit sales of $68,000 which were verified and sold during the third quarter of 2007. The credits themselves were associated with operations of the Wisconsin facilities from January 2007 through May of 2007. Pursuant to our agreements with the owners of these facilities, a portion of this sale was recognized by us as revenue and a portion was applied to the balance of the notes we hold in respect of the purchase price of these facilities. By way of comparison, in the year ended December 31, 2006, we recognized $13,000 from the sale of greenhouse gas offset credits. In the year ended December 31, 2006, we recognized $1.2 million from the sale of the digester equipment to the Wisconsin facilities, whereas there were no such sales in 2007.

Our cost of goods sold decreased to $942,000 for the year ended December 31, 2007 as compared to $2.1 million for the year ended December 31, 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. In the year ended December 31, 2007, we did not recognize any expenses from the construction of facilities for the account of third parties. In the year ended December 31, 2006, $812,000 of the $2.1 million in cost of goods sold was related to the construction of electric generating facilities constructed for sale to Dairyland. Operations and maintenance costs decreased from $1.3 million in the year ended December 31, 2006 to $942,000 in the year ended December 31, 2007, due primarily to lower repair and maintenance costs at the Wisconsin facilities.

General and administrative expenses from continuing operations increased by $1.2 million to $12.4 million for the year ended December 31, 2007, as compared to $11.2 million for in the year ended December 31, 2006. This increase was primarily due to a $762,000 increase in non-cash compensation expense and a $1.5 million increase in payroll related expenses, including severance. These increases were partially offset by a $992,000 decrease in professional service expenses. In the year ended December 31, 2007, we recognized $2.8 million of non-cash compensation expenses due primarily to the FAS 123R treatment of options and stock appreciation rights granted to employees, as compared to non-cash compensation expense of $2.0 million in the year ended December 31, 2006.

We experienced an increase in preferred security dividend requirements related to our series A 9% cumulative convertible preferred stock issued in November 2006, from $193,000 for the year ended December 31, 2006 to $1.3 million for the year ended December 31, 2007, representing dividends either accrued or paid in the year ended December 31, 2007. Dividends on our series A 9% cumulative convertible preferred stock accrue at the rate of 9% per annum and are payable on January 1 and July 1 of each year, to the extent declared and paid out of funds legally available therefor.

The foregoing expenses were offset in part by other income of $1.4 million for the year ended December 31, 2007, compared to other income of $439,000 for the year ended December 31, 2006. The increase in other income is primarily due to the expiration of the statute of limitations regarding potential liability related to the Sunnyside project, and the release of a reserve therefore, which provided $583,000 in other income during the year ended December 31, 2007. Additionally, interest income increased by $335,000 to $783,000 in the twelve months ended December 31, 2007, primarily as a result of higher average cash balances due to our public offering of common stock in October 2007.

In the year ended December 31, 2007, our construction in progress balance increased by $13.6 million to a total of $27.6 million. As of December 31, 2007, we had a total cost of $23.5 million associated with the Huckabay Ridge facility, of which $1.2 million was made up of capitalized interest and finance costs and approximately $6.1 million of capitalized commissioning costs due to the extended, ongoing commissioning period. By comparison, in the year ended December 31, 2006, our construction in progress balance increased by $13.2 million to $14.1 million.

Discontinued Operations

We experienced a pre-tax loss from discontinued operations of $6.2 million for the year ended December 31, 2007, compared to a $2.7 million pre-tax loss for year ended December 31, 2006. This increase in pre-tax loss is primarily due to an increase in operating expenses of $3.1 million, and a $177,000 increase in other expenses.

Billed power generation revenues at Buzzard, which consist of power generation revenues, increased by $2.9 million to $58.8 million for the year ended December 31, 2007 as a result of increased power rates, as compared to $55.9 million for the year ended December 31, 2006. Buzzard operated at 93.6% of capacity for this period, compared to 97% of capacity for the year ended December 31, 2006. The decrease was a result of a twelve day maintenance outage in May 2007. The decrease in capacity was offset by a 7% increase in billed power rates in 2007. This increase in billed power generation revenues was completely offset by a decrease in accrued power generation revenues of $2.9 million. The accrued power generation revenues result from the FASB 13 accounting treatment of the Scrubgrass lease. In accordance with generally accepted accounting principles in the United States, we are required to treat our power sales agreement with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility.

Total operating expenses at Buzzard for the year ended December 31, 2007 increased by $3.1 million to $32.5 million, as compared to $29.5 million for the year ended December 31, 2006. This increase was primarily a result of increases in maintenance costs of $2.6 million and fuel costs of $512,000. The increase in maintenance costs is largely attributable to a twelve day maintenance outage that occurred in May of 2007. Lease expenses at Buzzard decreased by $432,000 to $21.7 million in the year ended December 31, 2007, compared to $22.1 million in the year ended December 31, 2006. General and administrative expenses increased to $3.0 million in the year ended December 31, 2007, compared to $2.4 million in the year ended December 31, 2006.

Continuing and Discontinued Operations

Comparison of the Years ended December 31, 2006 and 2005

For the year ended December 31, 2006, we had a loss applicable to common shareholders of $18.4 million, or loss per common share of $1.91, compared to net loss applicable to common shareholders of $11.4 million, or loss per common share of $1.55, for the year ended December 31, 2005. The increase in net loss available was primarily attributable to a $1.9 million dollar increase in non-cash compensation as well as an increase of $2.5 million in other general and administrative expenses. A charge of $4.1 million due to the accounting for the beneficial conversion feature of our series A preferred stock issued in November 2006, is presented as a loss available to common shareholders, and not included in net loss.

We have one primary business segment, Microgy. The results of operations for this business segment, as well as all other segments, which is comprised of parent company expenses and non-current business segments, and discontinued operations, comprised of the results of our Buzzard subsidiary, are discussed below.

Continuing Operations

Revenues from continuing operations decreased by $1.9 million, or 46%, to $2.2 million for the year ended December 31, 2006, as compared to $4.1 million for the year ended December 31, 2005. Due to the shift in our business strategy to build, own, and operate larger RNG® facilities, we experienced a decrease in product sales as we stopped selling facilities to external customers and focused on building facilities for our own account. Operations and maintenance revenues increased by $669,000 to $825,000 in 2006 from $156,000 in 2005, due to increased operations and maintenance activities associated with the Wisconsin facilities. Miscellaneous revenues decreased by $94,000 to $186,000 in 2006 from $280,000 in 2005.

Our cost of goods sold decreased by $4.0 million to $2.1 million in 2006 from $6.1 million in 2005. Construction costs decreased to $812,000 in 2006 from $4.5 million in 2005 as we transitioned our business model from a sell-and-operate model to an own-and-operate model. In 2006, we experienced operating and start-up costs of $1.3 million compared to $890,000 in 2005. In 2005, we also recorded a bad debt allowance of $750,000 on the notes receivable for the three Wisconsin digesters. The bad debt allowance on the notes relating to these projects would not be required were gas sold at current market prices. However, in order to expedite the deployment of these initial projects and capture the benefits described above, we chose to accept certain commercial terms and incur certain expenses that we do not expect to incur on future projects. For example, for each of these initial facilities, Dairyland is to purchase, for a thirty-year period, the biogas generated by the digester at a below-market price of $3.00 per MMBtu. In addition, initial operating costs of these first facilities are higher than we expect for future projects. As we build additional facilities, further implement operational infrastructure and gain operating experience, we expect these costs to decline.

General and administrative expenses from continuing operations increased by $4.4 million to $11.2 million for the twelve months ended December 31, 2006, as compared to $6.8 million for the year ended December 31, 2005. The increases in general and administrative expenses resulted from an increase in non-cash compensation, additional staff expansion, as well as associated professional fees affiliated with increased operations.

Discontinued Operations

Discontinued operations accounted for a pre-tax loss of $2.7 million for the year ended December 31, 2006, compared to pre-tax loss of $2.6 million for 2005. This increased loss is primarily attributable to a $199,000 increase in interest expense, due to higher average balances on the working capital loan and ArcLight loan in 2006. This increase in interest expense was partially offset by an $80,000 decrease in insurance costs.

Revenues at Buzzard, which are comprised of billed power generation revenues and accrued power generation revenues, remained constant at $51.7 million in 2006. Buzzard operated at 97% of capacity in 2006, compared to 90% of capacity for 2005 and billed power rates increased by 4% pursuant to the terms of our PSA with Penelec. Consequently, billed power revenues increased $4.3 million. However, accrued power generation revenues decreased by $4.4 million to a $4.2 million reduction to revenues in 2006, as compared to a $122,000 addition to revenues in 2005. The accrued power generation revenues result from the FAS 13 accounting treatment of the Scrubgrass lease. In accordance with GAAP, we are required to treat Buzzard’s PSA with Penelec as a lease, aggregate the minimum lease payments expected to be received over its life, and recognize it on a straight-line basis over the 22-year lease term. However, we have limited the recognition of accrued power revenues to the recognition of the deemed minimum payments of the facility lease so that we do not recognize any profits early related to executory costs or payment for goods and services other than solely for the right to use the facility. This minimum lease payment component is higher in the early years, decreases in the subsequent years, and reverses itself in the later years of the PSA. This adjustment has no effect on pre-tax income because it is completely offset by an accrued lease expense.

Total costs and expenses at Buzzard remained flat at $54.1 million in 2006 compared to $54.2 million in 2005. Operating expenses including fuel and maintenance costs remained relatively flat at $29.5 million in 2006 compared to $29 million in the prior year. Lease expenses increased by $1.3 million due an increases in interest and principal payments of $5.7 million. These increases were partially offset by a decrease in accrued lease expenses of $4.4 million, relating to the straight-line accounting treatment of the lease of the Buzzard facility. General and administrative expenses decreased by $1.9 million due primarily to a $1.6 million decrease in the allocation of corporate expenses and a $257,000 decrease in professional services.

Quarterly Results of Operations

Note P to the consolidated financial statements included in this report sets forth items from our statements of operations for the eight quarters ended December 31, 2007. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information. This information should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this report. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash used in operating activities was $6.9 million in the year ended December 31, 2007, compared to cash used in operating activities of $10.0 million for the year ended December 31, 2006. We reported a net loss of $17.4 million during the year ended December 31, 2007. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss for 2007 to our net cash used in operating activities:

Depreciation and amortization—During the year ended December 31, 2007, we recognized depreciation and amortization for licensed technology rights of $186,000, lease rights of $149,000 and property plant and equipment of $134,000.

Deferred gain, net—Our deferred gain, net, decreased to $2.6 million as of December 31, 2007 from $2.9 million as of December 31, 2006. The decrease is due to the amortization of the deferred gain related to Scrubgrass, which is being amortized on a straight-line basis over 22 years.

Interest expense, accrued—During the year ended December 31, 2007, we had $603,000 of interest expense that was added to the outstanding principal balance of the ArcLight loan.

Stock-based compensation—The FAS 123(R) accounting for grants of stock options and stock appreciation rights resulted in non-cash compensation expenses of $2.8 million for the year ended December 31, 2007.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during 2007:

Receivables—Total receivables increased by $2.9 million. The increase is primarily attributable to increased receivables at Buzzard due to increased power generation revenues in the fourth quarter of 2007 compared to power generation revenues in the fourth quarter of 2006.

Accounts payable and accrued expenses—Our accounts payable and accrued expenses increased to $22.1 million on December 31, 2007 from $12.7 million on December 31, 2006.

Investing Activities

Our cash used for investing activities was $6.0 million in the year ended December 31, 2007, as compared to $66.6 million in the year ended December 31, 2006. Cash used for investing activities for the year ended

December 31,2006 included a $53.2 million increase in restricted cash as a result of the November 2006 bond financing. Our investing activities were concentrated primarily in the following areas:

Restricted cash—We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2007, the disbursement agent was holding a balance of $45.8 million in bond proceeds, compared to $52.2 million on December 31, 2006. We also hold $489,000 in a restricted cash fund to fund our asset retirement obligation at Huckabay. Additionally, we were contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We were allowed to use cash from this restricted maintenance fund for major equipment overhauls at Scrubgrass, subject to certain restrictions. Our restricted cash balance associated with Buzzard was $2.2 million on December 31, 2007, compared to $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses at the Scrubgrass facility.

Construction on projects—Expenditures on our facilities were $12.4 million for the twelve months ended December 31, 2007, compared to $13.2 million for the twelve months ended December 31,2006. As of December 31, 2007, we had incurred expenditures of $22.0 million related to the construction of the Huckabay Ridge facility, including $6.1 million of capitalized commissioning costs due to the extended and continuing commissioning period. Expenditures for projects other than Huckabay Ridge were approximately $722,000 in the year ended December 31, 2007.

Property, plant and equipment—Property, plant and equipment expenditures were $560,000 for the year ended December 31, 2007, compared to expenditures of $177,000 for the year ended December 31, 2006.

Financing Activities

Our cash provided by financing activities was $26.2 million in the year ended December 31, 2007, compared to cash provided by financing activities of $75.5 million in the year ended December 31, 2006. We offer the following information concerning the financing activities for our business:

Dividend payments obligations—We paid dividends of $872,000 to preferred stockholders during the year ended December 31, 2007 in respect of dividends accrued for a portion of 2006 and the first half of 2007.

Public Offerings of Common Stock—On October 3, 2007, we raised $26.6 million through an underwritten public offering of 5,400,000 shares of common stock.

Private Placement of Preferred Stock—On October 21, 2006, we raised $14.0 million, net of associated fees of $950,000, through the sale of 281,241 shares of our series A 9% cumulative convertible preferred stock and common stock warrants. The preferred stock holders are entitled to a 9% cumulative dividend, payable on a semiannual basis.

Proceeds from Bond Financing— In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development Authority. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for four proposed renewable natural gas facilities in Texas being developed by Microgy. The bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. The indebtedness of Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

Exercise of Stock Options and Warrants—We received $2,952,000 of gross proceeds from the exercise of stock options and warrants in the year ended December 31, 2007.

Working capital loan and current notes payable for Scrubgrass—Buzzard may borrow up to $6.0 million under a lessee working capital loan agreement with the lessor of the Scrubgrass facility for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1.8 million as of December 31, 2007. On December 31,2006, the outstanding borrowings under this loan were $4.2 million.

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments. Note K to our consolidated financial statements provides additional information on these commitments.

Commitments of Continuing Operations ($ USD)	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$213,220	$344,497	$340,321	$301,548	$111,078	—	$1,310,664
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
Relocation Costs(3)	600,000	—	—	—	—	—	600,000
Separation Agreement Payments(4)	176,833	—	—	—	—	—	176,833
Tax Exempt Bonds(5)	4,200,000	4,200,000	4,200,000	4,200,000	5,150,000	127,423,200	149,373,200
Vehicle Loan and Other Capital Leases(6)	61,710	41,327	19,814	—	—	—	122,851

TOTAL	8,251,,763	4,585,824	4,560,135	4,501,548	5,261,078	127,423,200	154,583,548

1	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $424,765 , $286,501, and $174,334, in 2007, 2006 and 2005, respectively.

2	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment, made in connection with our Microgy facilities.

3	These costs are comprised mainly of relocation costs associated with our planned relocation of company headquarters from Portsmouth, NH to the White Plains, NY area. These costs will be recognized as incurred.

4	These commitments reflect payments for severance and separation agreements made to certain former employees and are included in our balance of accrued expenses.

5	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.

6	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.

The following table describes our debt obligations as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Secured Promissory Notes Payable and Other Obligations
Sunnyside project obligations	$—	$583,030
Vehicle loan & capital leases	103,983	134,069
Tax exempt bond financing	60,350,000	60,000,000

TOTAL	$60,453,983	$60,717,099

Sunnyside Contingent Obligations—We had contingent obligations of $1,218,078 on our consolidated balance sheet as of December 31, 2000. The contingent obligations were principally expenses for the sale of Sunnyside which were payable upon collection of certain obligations from the purchasers of Sunnyside. On April 10, 2001, we received aggregate proceeds of $1,500,000 from the purchasers of Sunnyside and resolved litigation by executing a binding settlement agreement. In this agreement, we were formally released from contingent obligations of $177,962. We have also been released by the statute of limitations or the terms of the underlying agreements from additional contingent obligations of $457,086. We reported the settlement proceeds of $1,500,000 and the released liabilities of $635,048 as other income in our consolidated financial statements for 2001. In March 2007, we released the remaining liability of $583,000 as the statue of limitations had expired, and recognized the amount in other income.

Notes Receivable from Officers and Directors—We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of December 31, 2007 and December 31, 2006. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Microgy Holdings, LLC Debt Obligations—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development

Authority. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for four proposed renewable natural gas facilities in Texas being developed by Microgy. The bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. The debt held by Microgy Holdings is non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

2008 Outlook

Operations

With the termination of Buzzard’s leasehold interest in the Scrubgrass facility, we are focused on our continuing operations business segment, Microgy. We expect to recognize revenues, as we did during 2007, associated with our contracts to provide services to the three Wisconsin anaerobic digester operations which we do not own. Additionally, we expect to add to our revenue base through the completion of anaerobic digester systems. Huckabay Ridge, the first of such facilities under our ownership model, went into commercial operation during the first quarter of 2008. We expect that our next project, the Swift project in Grand Island, Nebraska, will become commercial during the fourth quarter of 2008. The balance of our announced projects are expected to become commercial beginning in the first quarter of 2009.

The achievement of commercial operation of the Huckabay Ridge facility was a major milestone for Microgy, and, although the output of that facility demonstrates its ability to achieve its target output of 635,000 MMBtus per year of salable gas, we expect the operations of this facility to vary somewhat over the course of 2008 as final operational and process improvements are made. We expect lower operational costs for this facility by the second year of operation.

With the receipt of the Type V waste management permit for the Huckabay Ridge facility from the State of Texas, grease trap waste is the predominant material delivered to the site and used in the digesters with the manure. We are confident that there is a large quantity of grease trap waste available for co-digestion at the Huckabay Ridge facility from the surrounding area and that substrate supply will fully support production objectives for this facility for the foreseeable future.

Having achieved commercial status at Huckabay Ridge, our revenues and operating expenses are expected to increase in 2008. General and administrative expenses are expected to increase relative to last year as we prepare for the development of additional planned digester facilities. We will continue to incur substantial costs associated with the growth of our business. For 2008, we expect an increase in general and administrative expenses as compared to 2007.

The following table sets forth the various facilities under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	RNG Production(a)
Mission	TX	RNG	635,000
Rio Leche	TX	RNG	635,000
Cnossen	TX	RNG	635,000
Hanford Cluster	CA	RNG	605,000
Bar 20	CA	RNG	570,000
Riverdale Cluster	CA	RNG	550,000
Cargill 1	ID	RNG	550,000
Cargill 2	CO	RNG	365,000
Gallo-Collumbard	CA	Inside-the-Fence	145,000
Swift-Grand Island	NE	Inside-the-Fence	235,000

Total			4,925,000

(a)	Expected saleable gas production in MMBtu/year at full operation.

We expect to incur significant additional costs in 2008 in connection with the development and/or commencement of construction on the foregoing projects.

With respect to the Texas projects noted above, Mission, Rio Leche and Cnossen, they are in varying degrees of development. Development activities include finalizing off-take agreements, firming up manure and substrate-supply on the best possible terms, identifying and establishing construction contractors, and finalizing designs based on our standard design, taking into account our experience from the Huckabay Ridge project. The construction permits for the Cnossen project are in place, and we anticipate the receipt of permits for the Rio Leche project shortly. Both of these projects are planned to enter the final design phase and commence construction in March and April of 2008. We are continuing to evaluate manure-supplies, availability of substrate-supply, and off-take alternatives for the fourth Texas project, Mission, in order to optimize its sizing and configuration prior to commencement of construction.

We have begun construction on the Swift-Grand Island project in Nebraska, thus incurring heightened, but expected, capital costs. We are currently applying for tax exempt financing in Nebraska for this facility, but cannot assure you that such financing will be obtained.

In California, we secured all permits for our Riverdale project in February 2008, and all permits except for the water permit have been approved for the Bar 20 project. The Bar 20 farm is currently working with the state to resolve an air permit issue for its dairy that is unrelated to Microgy’s permits. While Bar 20 has agreed to a resolution of this issue, public comment processes will likely delay the issuance of our water permit for Bar 20 until late April 2008. Microgy has received a conditional use permit for our Hanford Project, and we are awaiting CEQA certification and issuance of our air permit. Furthermore, we expect the water permit for the Hanford project to be approved in March 2008. We further anticipate heightened capital expenditures during the balance of 2008 associated with the commencement of the construction phase of these and the other projects noted above.

We are in the process of applying for financing for our California projects similar to the tax-exempt bond financing that we completed in Texas. We expect to initiate construction of our projects in California and receive approval of our bond allocation request in the second quarter of 2008, with closing on the bond financing in that quarter or early in the following quarter. However, we do not yet have any firm commitments for this financing, and such financing may be delayed, or may not be obtained at all, depending upon, among other things, regulatory approvals and financing market conditions.

Cash Flow Outlook

During 2008, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months.

On December 31, 2007, our unrestricted cash balance was $26.1 million, as compared to $13.8 million as of December 31, 2006. In addition, our restricted cash balances were $45.8 million and $52.2 million from continuing operations, at December 31, 2007 and December 31, 2006, respectively. We are allowed to spend restricted cash, representing the remaining proceeds of our $60 million tax-exempt bond financing in Texas, only upon the development and construction of the Texas facilities. Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

We believe that our current cash balances will be sufficient to fund our minimum lease, debt obligations, current contractual commitments, and our corporate overhead requirements through at least the end of 2008. However, we will require additional financing to complete the construction of currently planned facilities, such as the financings noted above. We expect that we will need to obtain additional equity and project-based debt financing in 2008 to support our planned construction program. We cannot assure you that we will be able to obtain such financing in a timely manner, on terms acceptable to us, or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A change in interest rates would impact future debt financing costs. The gas production of future projects, to the extent not subject to fixed price off take agreements or other hedging arrangements, has the potential to expose us to risk associated with fluctuating gas prices. In addition, we may be exposed to market risk with respect to the costs of substrates required to operate our facilities. These risks are described in more detail below.

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

Commodity Price Risk

As Microgy establishes multi-digester projects for the production of RNG® we could become increasingly exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our Texas bond financing, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation, Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBtus per day of the output of our Huckabay Ridge facility to the Lower Colorado River Authority under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October 2008. Beginning October 1, 2008, Microgy will begin deliveries of RNG® from the Huckabay facility to PG&E. The parties signed a 10-year agreement which allows PG&E to purchase up to 8,000 MMBtus of pipeline quality renewable natural gas daily from Microgy’s California and Huckabay Ridge facilities at a fixed rate reflecting the renewable character of our natural gas. If we are unable to meet the purchase maximum, we are not required to settle the balance of the contract.

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. We are aggressively pursuing efforts to secure reliable substrate supplies on cost-effective terms for projects.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, the notes thereto and the reports thereon of Vitale, Caturano & Co., Ltd., an independent registered public accounting firm, required hereunder with respect to Environmental Power Corporation and its consolidated subsidiaries are included in this report on pages 50 through 79 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

As part of management’s efforts to improve the Company’s financial controls and procedures, and to assure ourselves that we are operating at a reasonable assurance level as required for a public company, management undertook an analysis of our control procedures with the assistance of outside consultants. As a result of these efforts, management feels the process that exists resulted in the accurate preparation of financial reports after adjustments made by our auditors, as evidenced by the unqualified opinions of Vitale, Caturano & Co., Ltd. (“Vitale”) for 2006 and 2007, the receipt of unqualified opinions in those years, not being required to reissue previously released financial statements in those years, and the non-occurrence of misuse of company funds—these controls and procedures require certain improvements.

We have identified aspects of our controls and procedures that either need improvement or better documentation. In most instances, the required step is simply a more formal approach to a routine process in order to meet reasonable-assurance levels. As we enter a growth phase, we have retained additional financial expertise and have already implemented a number of measures to address identified areas requiring attention. Some of the specific remedial measures that we have already adopted to address these points are discussed below. Identification and implementation of remaining requirements have been and remain paramount objectives as we planned and now execute our transition to new headquarters in Tarrytown, New York. Management is confident that the measures necessary to address the identified issues will be completed and any remaining requirements will be implemented this year.

Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, the final day of the fiscal year covered by this Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management, including our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 because of the existence of material weaknesses described below and under the heading “Management’s Report on Internal Control over Financial Reporting” appearing in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm. Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), including the description of material weaknesses in our internal control over financial reporting as of December 31, 2007 and the remedial measures we are undertaking to address those material weaknesses and the independent registered public accounting firm’s related audit report, are set forth below.

Changes in Internal Control over Financial Reporting. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the last two quarters of the year ended December 31, 2007, management completed testing of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management believes the following items constitute material weaknesses as of December 31, 2007. Management has made changes in our internal controls over financial reporting as they relate to these control areas, and there continues to be additional work required with respect to these areas for management to conclude that these control areas are operating in such fashion that they no longer constitute material weaknesses.

1)	Inadequate financial statement preparation and review procedures.

We did not have effective operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls and procedures with respect to (a) documentation of review and approval of monthly financial results and related financial reporting; (b) documentation of review and approval of manual journal entries recorded at the consolidated level; (c) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process; and (d) accounting for complex non-routine transactions.

Management has identified and implemented the following measures to address the material weaknesses described above and in “Management’s Report on Internal Control over Financial Reporting” included below.

•	We significantly increased the number and expertise of experienced supervisory personnel within the accounting and finance organization.

•	We implemented procedures to improve documentation of review and approval process of monthly results and related journal entries, reconciliations and financial reporting.

•	We enhanced our existing quarterly disclosure committee closing meetings to include a formal financial review process.

•

We enhanced our existing policies and procedures relating to general ledger account reconciliations, including establishment of a formal escalation method to notify senior financial management of accounts that have unreconciled or unadjusted variances.

•	We implemented formal policies and procedures to ensure that our accounting and analysis of complex accounting areas are adequately supported and documented.

•	We have implemented procedures for the timely preparation of memoranda to support all non-routine transactions.

Although the remedial measures implemented above improved our financial statement preparation and review as of December 31, 2007, certain aspects of our processes and systems require further work. As a result, certain controls over our periodic financial close process were not in place for a sufficient duration or were not effective as of December 31, 2007.

2)	Ineffective and inadequate controls over the expenditure function.

We did not have effective design or operational controls and procedures over our expenditures function to provide reasonable assurance that all expenditures are being recorded timely and accurately, specifically (a) documentation of review and approval of purchase orders; (b) documentation of review and approval of reconciliation of goods received with purchase orders and vendor invoices; and (c) documentation of review and approval of monthly job cost reports

Management has identified and implemented the following measures to address the material weaknesses described above and in “Management’s Report on Internal Control over Financial Reporting” included below.

•

We improved our policies and procedures to ensure the reconciliation of receiving reports and vendor invoices to ensure all purchases are in accordance with our policies and are recorded accurately and timely in our records.

Although the remedial measures implemented above improved the internal controls over our expenditures function as of December 31, 2007, our operational controls, reconciliation and review procedures require further work. As a result, controls in the expenditure function were not effective as of December 31, 2007.

This material weakness over controls in our expenditures function as of December 31, 2007 is discussed further in “Management’s Report on Internal Control over Financial Reporting” included below.

3)	Inadequate controls over review of material contracts.

We did not have effective design or operational controls and procedures over the documentation of our review of material contracts by accounting personnel for purposes of determining the proper application of GAAP.

Management has identified and implemented the following measure to address the material weaknesses described above and in “Management’s Report on Internal Control over Financial Reporting” included below.

•

We implemented policies and procedures for the controller or his designee to review all material contracts, prior to the execution of the contract, to determine if all monetary aspects of the contract comply with GAAP. The review will be evidenced in a memorandum documenting the review and indicating any issues found during the review. The memorandum will be signed by the preparer, approved by the chief financial officer and included in the contract file.

Although the remedial measures implemented above improved our financial statement preparation and review as of December 31, 2007, certain aspects of our processes and systems require further work. As a result, certain controls over our review of material contracts were not in place for a sufficient duration or were not effective as of December 31, 2007.

This material weakness over the review of material contracts is discussed further in “Management’s Report on Internal Control over Financial Reporting “ included below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

1)	Inadequate financial statement preparation and review procedures.

We did not have effective operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, we did not have adequate controls and procedures with respect to (a) documentation of review and approval of monthly financial results and related financial reporting; (b) documentation of review and approval of manual journal entries recorded at the consolidated level; (c) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process; and (d) accounting for complex non-routine transactions.

2)	Ineffective and inadequate controls over the expenditure function.

We did not have effective design or operational controls and procedures over our expenditures function to provide reasonable assurance that all expenditures are being recorded timely and accurately, specifically (a) documentation of review and approval of purchase orders; (b) documentation of review and approval of reconciliation of goods received with purchase orders and vendor invoices; and (c) documentation of review and approval of monthly job cost reports.

3)	Inadequate controls over review of material contracts.

We did not have effective design or operational controls and procedures over the documentation of our review of material contracts by accounting personnel for purposes of determining the proper application of GAAP.

In connection with management’s assessment of the effectiveness of internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2007, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2007 because of the existence of the material weaknesses described above.

Vitale, Caturano & Co. Ltd., our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. This report appears below.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding our directors may be found under the caption “Election of Directors” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of this annual report on Form 10-K. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Report of the Audit Committee” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has designated John R. Cooper as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Nominees

Information regarding procedures for recommending nominees to the Board of Directors may be found under the caption “Corporate Governance—Director Candidates” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.environmentalpower.com under “Investor Relations—Corporate Governance”. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or NASDAQ listing standards concerning any amendment to, or waiver under, our code of business conduct and ethics.

Item 11.	Executive Compensation

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item may be found under the caption “Corporate Governance—Certain Relationships and Related Transactions” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Corporate Governance—Registered Public Accounting Firm’s Fees” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

(a)(2) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index appearing immediately following the signatures to this report, and is incorporated herein by this reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Environmental Power Corporation:

We have audited the accompanying balance sheets of Environmental Power Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Environmental Power Corporation and subsidiaries at December 31, 2007, and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Environmental Power Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

March 17, 2008

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Power Corporation

Portsmouth, New Hampshire

We have audited Environmental Power Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified:

1)	Inadequate financial statement preparation and review procedures.

The Company did not have effective operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with generally accepted accounting principles. Specifically, the Company did not have adequate controls and procedures with respect to the (a) documentation of review and approval of monthly financial results and related financial reporting; (b) documentation of review and approval of manual journal entries recorded at the consolidated level; (c) timely disposition of required adjustments identified through the period-end account analysis and reconciliation process; and (d) accounting for complex non-routine transactions.

2)	Ineffective and inadequate controls over the expenditure function.

The Company did not have effective design or operational controls and procedures over our expenditures function to provide reasonable assurance that all expenditures are being recorded timely and accurately, specifically (a) documentation of review and approval of purchase orders; (b) documentation of review and approval of reconciliation of goods received with purchase orders and vendor invoices; and (c) documentation of review and approval of monthly job cost reports.

3)	Inadequate controls over review of material contracts.

The Company did not have effective design or operational controls and procedures over the documentation of our review of material contracts by accounting personnel for purposes of determining the proper application of GAAP.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses described above the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements

/s/ Vitale, Caturano & Co. Ltd.

Boston, Massachusetts

March 17, 2008

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$26,069,198	$13,794,091
Restricted cash	45,784,702	52,243,710
Receivables	741,730	332,335
Other current assets	130,194	78,361
Current assets of discontinued operations	18,588,080	17,479,998

Total Current Assets	91,313,904	83,928,495
Restricted cash, non current	489,477	—
Property, Plant, and Equipment, net	261,171	312,747
Construction in progress	27,640,619	14,074,353
Goodwill	4,912,866	4,912,866
Licensed technology rights, net	2,514,796	2,700,296
Notes receivable, net	1,841,740	1,917,704
Deferred financing costs, net	2,564,882	2,661,251
Other assets	97,603	23,453
Long term assets of discontinued operations	68,334,073	75,336,300

TOTAL ASSETS	$199,971,131	$185,867,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,517,468	$2,762,450
Current liabilities of discontinued operations	21,391,138	14,739,895

Total Current Liabilities	23,908,606	17,502,345
Other Liabilities	204,484
Long term debt	60,453,983	60,717,099
Long term liabilities of discontinued operations	72,132,497	78,970,988

Total Liabilities	156,699,570	157,190,432
Minority Interests	100	100
Preferred stock (1)	10,156,021	10,156,021
Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	156,677	97,404
Additional paid-in capital	88,036,289	54,640,990
Accumulated deficit	(54,054,005)	(35,193,961)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Common Shareholders’ Equity	33,115,440	18,520,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,971,131	$185,867,465

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of December 31, 2007 and December 31, 2006.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2007 and December 31, 2006, respectively.

(3)	$.01 par value; 50,000,000 shares authorized; 15,667,784 issued and 15,579,354 outstanding as of December 31, 2007; 21,400,000 shares authorized; 9,740,455 issued and 9,652,025 outstanding as of December 31, 2006.

(4)	88,430 shares at cost, as of December 31, 2007 and December 31, 2006.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Statements of Operations and Comprehensive Loss

	12 Months Ended
	December 31, 2007	December 31, 2006	December 31, 2005
REVENUES
Microgy revenue	$1,174,947	$2,216,216	$4,088,428

TOTAL REVENUES	1,174,947	2,216,216	4,088,428
COSTS AND EXPENSES:
Cost of goods sold	941,991	2,099,420	6,116,487
General and administrative	12,443,605	11,228,982	6,809,687
Depreciation and amortization	304,331	298,774	250,271

TOTAL COSTS AND EXPENSES	13,689,927	13,627,176	13,176,445
OPERATING LOSS	(12,514,980)	(11,410,960)	(9,088,017)
OTHER INCOME (EXPENSE):
Interest income	782,566	447,854	232,692
Interest expense, net	(11,599)	(8,919)	(6,066)
Other income	583,616	300	33,071

TOTAL OTHER INCOME (EXPENSE)	1,354,583	439,235	259,697
LOSS BEFORE INCOME TAXES	(11,160,397)	(10,971,725)	(8,828,320)
INCOME TAX EXPENSE	900	427,127	11,450

NET LOSS FROM CONTINUING OPERATIONS	(11,161,297)	(11,398,852)	(8,839,770)
LOSS FROM DISCONTINUED OPERATIONS (net of taxes)	(6,195,852)	(2,716,405)	(2,573,850)

NET LOSS	(17,357,149)	(14,115,257)	(11,413,620)
Preferred Securities Dividend Requirements	(1,348,343)	(197,715)	(5,000)
Beneficial Conversion Feature of Preferred Stock	(57,148)	(4,131,022)	—
Change in Value of Modified Warrants	(97,404)	—	—

Loss Applicable to Common Shareholders	(18,860,044)	(18,443,994)	(11,418,620)
OTHER COMPREHENSIVE INCOME :
Minimum pension liability adjustment, net of income tax benefit of $193,188 in 2005.	—	—	294,537

COMPREHENSIVE LOSS	$(18,860,044)	$(18,443,994)	$(11,124,083)

Weighted Average Common Shares Outstanding
Basic & Diluted	11,338,973	9,634,824	7,384,458
Net Loss Per Common Share
Basic & Diluted	$(1.66)	$(1.91)	$(1.55)
Loss Per Common Share from Continuing Operations
Basic & Diluted	$(1.12)	$(1.63)	$(1.20)
Loss Per Common Share from Discontinued Operations
Basic & Diluted	$(0.54)	$(0.28)	$(0.35)

See Notes to Consolidated Financial Statements

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	12 Months Ended
	December 31, 2007	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,357,149)	$(14,115,257)	$(11,413,620)
Non-cash adjustments
Depreciation and amortization	468,923	492,149	487,336
Amortization of deferred gain	(308,411)	(308,411)	(308,411)
Amortization of deferred financing costs	—	7,413
Accrued interest expense	603,412	493,489	391,258
Write-off of Sunnyside liability	(583,030)
Non-cash, stock based compensation expense	2,798,032	2,036,108	899,970
Provision for bad debts	—	—	750,000
Accrued power generation revenues	7,133,903	4,246,201	(121,902)
Accrued lease expenses	(7,133,903)	(4,246,201)	121,902
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(2,948,334)	(3,342,173)	6,448,486
Decrease (increase) in fuel inventory	362,953	128,259	(48,285)
Decrease (increase) in unbilled revenues	—	58,448	566,235
Decrease (increase) in other current assets	(10,080)	931,315	(1,012,039)
Decrease (increase) in notes receivable	75,964	443,296	(3,111,000)
(Increase) decrease in other assets	121,903	616,843	184,382
(Decrease) in billings in excess of revenues	—	(457,719)	(279,363)
Increase (decrease) in accounts payable, accrued expenses and other	8,846,118	3,057,424	(853,738)

Net cash used in operating activities	(7,929,701)	(9,958,816)	(7,298,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	6,995,926	(53,174,880)	(393,653)
Construction of projects	(12,388,225)	(13,245,113)	(829,474)
Property, plant and equipment	(559,576)	(176,531)	(170,342)

Net cash used for investing activities	(5,951,875)	(66,596,524)	(1,393,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	(871,058)	(5,000)	(5,000)
Sale of preferred and common stock	26,642,914	14,049,989	26,007,264
Net proceeds from bond financing	—	56,531,217	—
Net borrowing (repayments) of secured notes	(260,960)	110,385	(484,604)
Repayments of notes receivable from officers and board members	—	—	1,891
Repayments of capital lease obligations	—	(38,532)
Exercise of stock options	2,951,784	707,142	282,976
Net borrowings (repayments) under working capital loan	(2,306,000)	4,154,000	(2,653,000)

Net cash provided by financing activities	26,156,680	75,509,201	23,149,527
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,275,107	(1,046,139)	14,457,269
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,794,091	14,840,230	382,961
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,069,198	$13,794,091	$14,840,230

See Notes to Consolidated Financial Statements.
Supplemental disclosure of cash flow information
Cash Paid During the Year For
Interest	261,824	—	295,604
Income Taxes	—	38,000	303,679
Supplemental disclosure of non cash investing and financing activity
Beneficial conversion feature in connection with sale of preferred stock	(57,148)	(4,131,022)	—
Non-cash dividend to Series A Preferred Stock Holders	(667,890)	(192,715)	—
Warrant Capitalized in Construction in progress	(907,289)
Change in Value of Modified Warrants	(97,404)

See Notes to Consolidated Financial Statements

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity(Deficit)

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2005	4,971,417	$49,714	$14,946,486	$(5,331,347)	$(204,858)	88,430	$(385,402)	$1,783,745	$(640,110)	$10,218,228
Dividends paid at subsidiary				(5,000)						(5,000)
Issuance options & warrants for services			264,730					635,240		899,970
Exercise of stock options	61,931	619	282,357							282,976
Sale of common stock	4,600,000	46,000	25,961,264							26,007,264
Principal repayment on officer note									1,891	1,891
Pension liability adjustment, net					(294,537)					(294,537)
Net loss				(11,413,620)						(11,413,620)
Balance at December 31, 2005	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,272
Dividends on preferred stock				(197,715)						(197,715)
Issuance options & warrants for services	2,053	21	2,036,087							2,036,108
Exercise of stock options	105,054	1,050	706,092							707,142
Sale of preferred stock			3,893,968							3,893,968
Reclass of deferred option expense			2,418,985					(2,418,985)		—
Beneficial conversion feature of preferred stock			4,131,022	(4,131,022)
Pension liability adjustment, net					499,395					499,395
Net loss				(14,115,257)						(14,115,257)
Balance at December 31, 2006	9,740,455	$97,404	$54,640,990	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	18,520,912
Dividends on preferred stock				(1,348,343)						(1,348,343)
Issuance options & warrants for services			3,705,321							3,705,321
Exercise of stock options	527,329	5,273	2,946,512							2,951,784
Sale of Common Stock, net	5,400,000	54,000	26,588,913							26,642,914
Beneficial conversion feature of preferred stock			57,148	(57,148)
Modification of Warrants			97,404	(97,404)
Net loss				(17,357,149)						(17,357,149)
Balance at December 31, 2007	15,667,784	$156,677	$88,036,289	$(54,054,005)	$—	88,430	$(385,402)	$—	$(638,219)	$33,115,440

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND ORGANIZATION

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce Energy that is Beyond Renewable®, which we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective. We own and operate the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which began commercial operation in the first quarter of 2008, and have several similar facilities in varying stages of development. We also operate three digester facilities in Wisconsin utilizing the same technology that is employed at Huckabay Ridge.

In the past, we have operated in two major segments through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

Discontinued Operations

In May 2007, our board of directors authorized management to pursue negotiations for the disposition of Buzzard’s leasehold interest in the Scrubgrass facility. Buzzard Power Corporation is a subsidiary of our wholly owned subsidiary, EPC Corporation. The disposition of this leasehold interest was completed on February 29, 2008. Please see Note O for further discussion of the disposition of the Buzzard lease. Buzzard leased its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O&M Revenues: We record revenues for operation and maintenance of the facilities at the Wisconsin facilities which appear as Microgy revenue on our statement of operations. Operations and maintenance revenues are recorded as services are provided and billed.

	December 31, 2007	December 31, 2006	December 31, 2005
Operations and Maintenance revenues	$1,099,989	$825,222	$155,850

Method of Accounting for Contracts: Revenues and profits from our construction contracts, with Dairyland Power Cooperative, referred to as Dairyland, which appear as Microgy revenues on our 2005 and 2006 statement of operations, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

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

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and O&M revenues. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Some of our cash balances may be subject to investment risk because some of the account balances exceed the maximum FDIC insurance amount of $100,000. Approximately 75% of the $1,174,000 of Microgy’s 2007 revenue was derived from one customer, Dairyland Power Cooperative. We have not encountered and do not expect to encounter any collection problems with Dairyland. At December 31, 2007 this customer accounted for $246,000 or 33% of Microgy’s total accounts receivable.

Impairment of Long Lived Assets: On an annual basis, the Corporation reviews whether there are any indicators of impairment of its long-lived assets. If such indicators are present, the Corporation assesses the recoverability of the long-lived assets or group of assets by determining whether the carrying value of such assets can be recovered through projected undiscounted future cash flows. If the sum of projected undiscounted future cash flows is less than the carrying amount, the excess of the carrying amount over the estimated fair value, based on using discounted future cash flows, is recorded as a charge to net income. No impairment has been recorded in 2007, 2006, or 2005.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash: Restricted cash includes primarily the net proceeds from Microgy’s tax-exempt bond financing, totaling approximately $45.8 million as of December 31, 2007. The use of these funds is restricted to the construction and start-up operations of our four planned Texas projects, Huckabay Ridge, Mission, Rio Leche, and Cnossen, pursuant to agreements which require requisition and/or certification by Microgy Holdings to withdraw the funds.

Notes Receivable: We have completed construction of the digesters at Five Star Dairy, Wild Rose Dairy and Norswiss Dairy. Each digester has begun operations. The sales price for each digester was $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of $1.0 million each. In 2007, the company received payments of $76,000 which was applied to these notes. As of December 31, 2007, after giving effect to a $750,000 bad debt allowance the notes have an aggregate remaining balance of $1.8 million which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. We capitalize significant renewals and betterments that increase the useful lives of assets while repairs and maintenance charges are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property plant and equipment using the straight-line method over the estimated useful lives of the assets. We record depreciation for office equipment and furniture using the straight-line method over periods ranging from three to five years, for machinery and equipment modifications using the double declining balance method over seven years, and for leasehold improvements using the straight-line method over the lesser of the useful life or the life lease. We evaluate the impairment of long-lived assets based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. We do not believe any of our property, plant, and equipment is impaired at December 31, 2007.

Construction in Progress: Construction in progress is stated at cost. Any internal costs that are capitalized shall be limited to those costs that can be directly identified with the design, engineering, or construction of a specific project and shall not include any costs related to production, general corporate overhead, or similar activities. Construction in progress consists mainly of the Huckabay Ridge facility, but also includes land and other costs associated with the Rio Leche, Mission and Cnossen projects.

We have capitalized commissioning costs associated with the preparation of the Huckabay Facility for commercial use. In the year ended December 31, 2007, we received proceeds of approximately $531,000 from sales of the RNG ® produced by the Huckabay Ridge facility, which has operated intermittently at various production levels. As these sales have been incurred prior to the facility achieving full-scale commercial production, these sales have been credited against capital expenditures on the Huckabay Ridge facility.

Under the provisions of FAS 34, the company is able to capitalize the net of interest expense and amortization costs related to the bond financing less any interest income associated with the unspent monies from the debt financing to the project which is being financed by the offering. In 2007, we capitalized $2.1 million in

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest, comprised of $4.2 million in interest expense related to the bonds, offset by $2.2 million in interest income related to interest earned on unspent monies. The capitalized interest expense is further offset by $96,000 in capitalized amortization of deferred financing costs.

In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. These warrants were valued using the Black-Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our construction in progress account.

In May 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee, included in the cost of the facility, that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. The licensing fee related to the construction of the Huckabay Ridge facility, approximately $1.0 million, has been capitalized and is included in the construction in progress balance.

Goodwill and Intangible Assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Accumulated amortization of licensed technology rights was $1,195,204 and $1,009,704 at December 31, 2007 and 2006, respectively. Licensed technology rights were reviewed for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2008	2009	2010	2011	2012	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	1,587,296	$2,514,796

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We periodically review the carrying value of other intangible assets against the operating performance and future undiscounted net cash flows of the related businesses and recognizes impairment losses whenever circumstances indicate that the carrying values may not be recoverable. Goodwill is reviewed for impairment on an annual basis in accordance with SFAS No. 142 . We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2007. We assessed the implied fair value of the reporting unit by using a discounted cash flow analysis. Given consideration of these factors, we concluded that the fair value of the reporting unit exceeded the carrying amount of our net assets and, thus, goodwill was not impaired as of December 31, 2007.

Deferred Financing Costs: In 2006, we incurred deferred financing costs of $2.7 million related to our $60 million tax-exempt bond financing. Deferred financing costs are being amortized over the 30-year life of the related debt.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Amortization Expense for Financing Costs

2008	2009	2010	2011	2012	Thereafter	Total
$88,956	88,956	88,956	88,956	88,956	2,120,102	$2,564,882

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

Earnings Per Common Share: We compute earnings per common share using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less Buzzard’s preferred stock dividends, less any dividends on our Series A 9% Cumulative Convertible Preferred Stock, referred to as the series A preferred stock, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005. For the purposes of calculating dilutive options, all warrants and options were calculated using the treasury stock method. The preferred stock were calculated using the “as-if converted” method

Earnings Per Share

	Twelve Months Ended
Earnings Per Share	12/31/2007	12/31/2006	12/31/2005
(Loss) applicable to shareholders	$(17,357,149)	$(14,115,257)	$(11,413,620)
Dividends to preferred stockholders	(1,348,343)	(197,715)	(5,000)
Change in Value of Modified Warrants	(97,404)
Beneficial Conversion Feature of Preferred Stock	(57,148)	(4,131,022)	—

Earnings (Numerator)	$(18,860,044)	$(18,443,994)	$(11,418,620)
Basic Shares (Denominator)	11,338,973	9,634,824	7,384,458

Basic EPS	$(1.66)	$(1.91)	$(1.55)
Assumed exercise of dilutive stock options	—	—	—
Diluted Shares	11,338,973	9,634,824	7,384,458

Diluted EPS	$(1.66)	$(1.91)	$(1.55)
Anti-Dilutive Instruments	7,632,700	8,146,657	3,469,346

As of December 31, 2007, 2006 and 2005 respectively, there were outstanding shares of preferred stock convertible into option, and warrants to purchase, 7,632,700, 8,146,657, and 3,469,346 shares, respectively, of our common stock which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2016.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation: Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. However we did issue stock-options that were performance based. Because there was uncertainty regarding several key assumptions that are required to value performance-based options, including vesting, stock price, volatility, and discount rate, we applied variable accounting treatment to those options. When options vest, or if it was highly likely that they would vest, we expensed the options based upon the then current stock price. The options were re-valued quarterly.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. The Company has classified stock-based compensation during the year ended December 31, 2007 within the same operating expense line items as cash compensation paid to employees. Both cash and non-cash compensation is recognized in general and administrative expenses.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized the following total non-cash compensation expense under FAS 123(R) for the years ended December 31, 2007, and December 31, 2006 and under APB 25 for the twelve months ended December 31, 2005.

Description of Non-Cash Activities	December 31, 2007	December 31, 2006	December 31, 2005
Stock options granted to employees	$2,798,032	$2,011,333	$	NA
Variable accounting of performance-based options	NA	NA		548,760
Stock grants to employees	NA	4,775		86,480
Stock options granted to non-employees	NA	20,000		264,730

TOTAL	$2,798,032	$2,036,108		$899,970

Prior periods do not reflect any restated amounts as a result of the adoption of SFAS No. 123(R). If we had elected to adopt the optional recognition provisions of SFAS No. 123, which uses the fair value based method for stock-based compensation, and amortized the grant date fair value of stock options to compensation expense on a straight-line basis over the vesting period of the options, net income and basic and diluted net income per share for the twelve months ended December 31, 2005 would have been changed to the pro forma amounts indicated below:

Twelve Months Ended December 31, 2005
Net (loss) income applicable to common shareholders	$(11,418,620)
add back: compensation (income) expense under the intrinsic value method	635,241
subtract: additional compensation expense under SFAS 123, net of taxes	2,936,800
Net (loss) income applicable to common shareholders under SFAS 123	(14,355,420)
Basic EPS, as reported	(1.55)
Basic EPS, under SFAS 123	(1.94)
Diluted EPS, as reported	(1.55)
Diluted EPS, under SFAS 123	(1.94)

Recent Accounting Pronouncements:

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

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008.

NOTE C—DISCONTINUED OPERATIONS

In May 2007, our board of directors authorized management to pursue negotiations for the disposition of Buzzard’s leasehold interest in the Scrubgrass facility. The disposition of this leasehold interest was completed on February 29, 2008. Please see Note O for further discussion of the disposition of the Buzzard lease. Buzzard leased its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We will not have a continuing involvement with the Buzzard business after the closing of the disposition of the leasehold interest in the Scrubgrass facility and will not continue any revenue or active cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued and the consolidated statements of operations report the operations of Buzzard as discontinued operations. We currently record a valuation allowance against the deferred tax asset of Buzzard. Upon the completion of the termination of the Buzzard leasehold interest, we will hold no deferred tax assets or liabilities.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the major classes of assets and liabilities of the Buzzard segment reported as discontinued operations in the accompanying consolidated balance sheets:

	December 31, 2007	December 31, 2006
Assets of Discontinued Operations
Cash and cash equivalents	$479	$234
Restricted cash	2,215,315	3,241,710
Receivables	15,414,076	12,875,138
Fuel inventory	826,370	1,189,323
Other current assets	131,840	173,593

TOTAL CURRENT ASSETS	18,588,080	17,479,998
Property, Plant, and Equipment, net	624,789	148,056
Lease Rights, net	1,267,479	1,416,483
Accrued Power Generation Revenues	66,198,164	73,332,067
Other Assets	243,641	439,694

TOTAL ASSETS	$86,922,153	$92,816,298

Liabilities of Discontinued Operations
Accounts payable and accrued expenses	$19,543,138	$10,585,895
Working capital loan	1,848,000	4,154,000
TOTAL CURRENT LIABILITIES	21,391,138	14,739,895
Accrued Lease Expense	66,198,164	73,332,067
Secured Notes	3,312,843	2,709,020
Deferred Gain, Net	2,621,490	2,929,901

TOTAL LIABILITIES	$93,523,635	$93,710,883

Revenue and the results of operations for discontinued operations are as follows:

	12 Months Ended
	December 31,2007	December 31,2006	December 31,2005
Total Revenues	$51,632,784	$51,661,663	$51,711,448
Operating Expenses	32,549,751	29,464,417	28,871,632
Lease Expenses	21,659,206	22,091,063	20,829,876
General and Administrative Expenses	3,015,384	2,359,175	4,245,203
Depreciation and amortization	164,592	200,788	237,065
Total Costs and Expenses	57,388,933	54,115,443	54,183,776
Operating Loss	(5,756,149)	(2,453,780)	(2,472,328)
Other Expenses	(439,703)	(262,625)	(101,522)

Net Loss	$(6,195,852)	$(2,716,405)	$(2,573,850)

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2007 and 2006:

Other Current Assets	December 31, 2007	December 31, 2006
Prepaid expenses	$104,685	$68,365
Deposits and other current assets	25,509	9,996

TOTAL	$130,194	$78,361

NOTE E—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost less accumulated depreciation and consists of the following as of December 31, 2007 and 2006:

Property, Plant and Equipment	2007	2006
Office:
Equipment and furniture	661,255	586,795
Less: Accumulated depreciation	(400,084)	(274,048)

TOTAL	$261,171	$312,747

During 2007 we had no retirements of property, plant and equipment. Depreciation expense for the years ended 2007, 2006, and 2005 was $126,034, $113,274, and $64,771 respectively.

NOTE F—OTHER ASSETS

Other assets consist of the following as of December 31, 2007 and 2006:

Other Assets	2007	2006
Security deposits	97,603	23,453

TOTAL	$97,603	$23,453

NOTE G—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2007 and 2006:

Accounts Payable and Accrued Expenses	2007	2006
Accounts payable	$352,984	$1,029,973
Accrued dividends payable	675,000	$192,715
Accrued compensation	373,782	$500,200
Accrued licensing fee	350,000	—
Accrued expenses	765,702	1,039,562

TOTAL	$2,517,468	$2,762,450

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—LONG TERM DEBT

Long term debt as of December 31, 2007 and 2006 consists of:

Secured Promissory Notes Payable and Other Obligations	December 31, 2007	December 31, 2006
Sunnyside project obligations	$—	$583,030
Vehicle loan & capital leases	103,983	134,069
Tax exempt bond financing	60,350,000	60,000,000

TOTAL	$60,453,983	$60,717,099

Tax-Exempt Bond Financing—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for the construction of four proposed renewable natural gas facilities in Texas being developed by Microgy, Inc. The bonds carry certain restrictions and covenants, including reporting requirements and use of funds. As of December 31, 2007, management believes we are in full compliance with these covenants and restrictions. Interest on the bonds will be calculated on the basis of a 360 day year of twelve 30 days months and will be payable each June 1st and December 1st.

NOTE I—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2007, 2006 and 2005:

ANALYSIS INCOME TAX (BENEFIT) EXPENSE	2007	2006	2005
Current
Federal	(4,930,992)	(3,031,068)	(3,443,695)
State	3,200	(44,400)	1,600

Total current tax expense	(4,927,792)	(3,075,468)	(3,442,095)
Deferred
Federal	5,019,256	3,583,686	3,164,424
State	(90,564)	(81,091)	289,121

Total deferred tax expense	4,928,692	3,502,595	3,453,545

TOTAL INCOME TAX (BENEFIT) EXPENSE	900	427,127	11,450

Income taxes paid during the years ended December 31, 2007, 2006, and 2005 amounted to $0, $38,000, and $303,679, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2007	2006	2005
Federal tax (benefit) expense at 34%	(3,799,526)	(3,260,783)	(3,001,627)
State tax expense, net of federal tax benefit	(67,485)	(82,824)	50,328
Valuation allowances	3,856,892	3,737,467	2,901,503
Permanent differences	11,018	33,267	61,246

TOTAL INCOME TAX (BENEFIT) EXPENSE	900	427,127	11,450

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax (asset) liability as of December 31, 2007 and 2006 are as follows:

ANALYSIS OF DEFERRED TAX (ASSET) LIABILITY	2007	2006
Deferred tax assets
Deferred gain (1)	$967,069	$1,079,989
Stocks and warrants	3,114,002	2,089,542
Pre-acquisition net operating loss carry forward of Microgy	467,000	467,000
Federal NOL & AMT Credits	9,632,173	6,730,421
State net operating loss carry forwards	20,400	20,400

Total deferred tax assets	14,200,644	10,387,352
Deferred tax liabilities
Licensed technology rights	892,000	935,600
Original issue discount related to the ArcLight loan	983,271	983,271

Total deferred tax liabilities	1,875,271	1,918,871
Less: valuation allowances	(12,325,373)	(8,468,481)

DEFERRED INCOME TAX (ASSET) LIABILITY, net	—	—

(1)	Deferred tax effect of the sale of the Scrubgrass project for which the net gain was deferred for financial reporting purposes

As of December 31, 2007, we have federal and state net operating loss carry forwards of $30,292,415 and $8,724,752, respectively, which are available to reduce future taxable income. Of the total net federal operating loss carryforwards, $1,829,386 of these net operating loss carry forwards relate to the acquisition of Microgy. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of these net operating loss carry forwards is limited to $367,911 per year.

Description	Balance at beginning of period	Additions (charged to income tax expense)	Deductions	Balance at end of period
Year Ended December 31, 2007:
Valuation reserve for net operating loss carry forwards	$8,468,481	$3,856,892	—	$12,325,373

Year Ended December 31, 2006:
Valuation reserve for net operating loss carry forwards	$4,731,014	$3,737,467	—	$8,468,481

Year Ended December 31, 2005:
Valuation reserve for net operating loss carry forwards	$1,829,511	$2,901,503	—	$4,731,014

We adopted the provisions of Financial Standards Accounting Board (FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN48”) an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax asset. At the adoption date of January 1, 2007, we had $8,468,481 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, we have $12,325,373 of unrecognized tax benefits primarily comprised of federal and state net operating losses.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we did not have any accrued interest or penalties related to uncertain tax positions.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file income tax returns with federal state and local authorities. The 2004 federal and state returns were closed in 2007 and no material adjustments were identified towards any of our tax positions. Our federal and state tax returns for 2005, 2006, and 2007 are subject to future examination by relevant tax authorities.

NOTE J— SHAREHOLDERS’ EQUITY

Preferred Stock

On November 9, 2006, we issued 281,241 units, consisting of one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53.335 per unit. We received approximately $14.0 million in proceeds from this offering after paying fees and expenses. This financing is referred to below as the series A financing.

Relevant Material Terms

The terms and provisions of the series A preferred stock are set forth in the Certificate of Designations, Rights and Preferences of Series A 9% Cumulative Convertible Preferred Stock (the “Certificate of Designations”). Certain material terms of the series A preferred stock relevant to this response are summarized below:

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

Voting: The series A preferred stock acquired by the purchasers was convertible into 2,812,410 shares of common stock and the holders of the series A preferred stock vote on an as-converted basis with the holders of our common stock. As a result of the issuance of shares of our common stock in the public offering completed in October 2007 at a price per share less than the then applicable conversion price of the series A preferred stock, the series A preferred stock had a resulting decrease in such conversion price and is now convertible into 2,823,660 shares of common stock.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion

Subject to limitations set forth in the Certificate of Designations, the holders of the series A preferred stock may convert all or any portion of their shares of series A preferred stock into shares of common stock at any time. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share at the time of issuance. Pursuant to the guidance in paragraph 5 of EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the proceeds from the Series A financing between the Series A Preferred Stock and the warrants based upon their estimated relative fair values as of the closing date, resulting in $10,156,021 being allocated to the series A preferred stock and $3,385,340 being allocated to the warrants. We then calculated the intrinsic value of the beneficial conversion feature embedded in the series A preferred stock. The beneficial conversion of $4,131,022 was recognized as an additional discount on the series A preferred stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of series A preferred stock set forth in the Certificate of Designation

In October 2007 the preferred stock conversion price was reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in the October 2007 public offering. The change in the conversion price of the preferred stock resulted in additional beneficial conversion feature of $57,148 which was immediately recorded as a deemed dividend as a component of loss available to common shareholders.

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

Redemption or Change in Dividend Rate upon Certain Triggering Events

The holders of the series A preferred stock are entitled to elect to require the company to redeem the preferred stock upon certain “Triggering Events”. Each of the following constitutes a “Triggering Event”:

(i) the failure of the registration statement to be declared effective by the SEC on or prior to the 180th day after the original issue date of the series A preferred stock, other than as a result of an allowed delay;

(ii) if the registration statement lapses or the holders are not otherwise permitted to resell the underlying shares of common stock, other than as a result of an allowed delay or through an act or omission on their part for more than an aggregate of 30 calendar days (which need not be consecutive calendar days) during any 12 month period, unless the holders are otherwise able to resell underlying shares pursuant to an exemption from registration without any volume limitations;

(iii) we shall fail to deliver certificates representing shares of common stock issuable upon a conversion of the series A preferred stock on or prior to the tenth (10th) trading day after such shares are required to be delivered;

(iv) we shall fail for any reason to pay in full the amount of cash due pursuant to a buy-in (as defined below in the certificate of designations for the series A preferred stock) within ten calendar days after notice therefore is delivered hereunder;

(v) we shall redeem more than a de minimis number of our junior securities, with certain exceptions;

(vi) we shall be party to a change of control transaction, as defined;

(vii) there shall have occurred a bankruptcy event, as defined;

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants: In addition to the issuance of shares of series A preferred stock, we issued warrants to purchase an aggregate of up to 1,406,205 shares of common stock at a per share exercise price of $5.52 per share. The warrants have a term of exercise expiring 5 years from their date of issuance. The warrants require physical settlement or, under certain limited circumstances, net-share settlement. We determined that the detachable warrants did not meet the definition of a derivative under FAS 133 paragraph 11(a) because they were considered contracts issued or held that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. They do not require net-cash settlement nor do they give the counterparty a choice of net-cash settlement or settlement in shares. We have considered paragraphs 12-32 of EITF 00-19 and concluded that the terms of the warrants satisfy all criteria for classification as equity.

We allocated the proceeds between the stock and the warrants based upon their estimated fair values as of the closing date, resulting in $3,385,340 being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.69%; volatility of 77% and a dividend yield of 0%.

In October 2007 the preferred stock conversion price was reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in the October 2007 public offering. The change in the conversion price of the preferred stock resulted in additional beneficial conversion feature which was recorded as a $57,148 loss available to common shareholders.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In an effort to help us identify candidates for anerobic digester projects, we have entered into a business development agreement (“BDA”) with Cargill. In consideration of Cargill’s services (see Note K), under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date. During 2007, we granted Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share under this arrangement. These warrants were valued using the Black- Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our Construction in Progress account.

We currently have outstanding warrants to purchase 1,860,292 shares of common stock. All of these warrants are currently vested. Collectively, the warrants have a weighted average exercise price of $5.38 and a weighted average remaining contractual term of 3.92 years.

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

Valuation Assumptions: The fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Fair Market Per Share	$4.49	$4.47	$2.14
Assumptions
Risk-free rate of return	4.37%	4.48%	3.99%
Volatility	77.15%	78.32%	41.01%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option Life (years)	5.14	4.00	5.00

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The employee stock-based compensation expense recognized under FAS123R and presented in the pro forma disclosure required under FAS123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock options. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock.

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

Stock option transactions during year ended 2007, 2006 and 2005 are summarized as follows:

Outstanding Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value
Balance at January 1, 2005	1,616,018	$5.81	7.05	$2,676,189
Issued in 2005	1,392,787	5.79	6.98
Exercised	(61,931)	4.56
Expired in 2005	(166,077)	6.11	—

Outstanding at December 31, 2005	2,780,797	$5.81	6.87	$3,801,585
Issued in 2006	653,000	6.69	9.51
Exercised	(105,054)	6.72
Expired in 2006	(301,636)	6.24	—

Outstanding at December 31, 2006	3,027,107	$5.93	6.75	$8,859,395
Issued in 2007	—
Exercised	(271,324)	5.41
Expired in 2007	(238,785)	5.68	—

Outstanding at December 31, 2007	2,516,998	$5.93	5.37	$1,098,789

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 31, 2007 was $848,000. Total unrecognized compensation related to unvested options is $284,000 as of December 31,2007.

The total compensation cost related to unvested awards not yet recognized is $863,000. This amount will be charged against income over the next four years. As of December 31, 2007 there were 439,000 shares of common stock available for issuance pursuant to future stock awards.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our nonvested share awards during fiscal years 2005, 2006 and 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2005	600,371
Awards granted	1,392,787		$2.57
Awards vested	(946,031)
Awards canceled or expired	(249,437)

Nonvested at December 31, 2005	797,690
Awards granted	2,227,950		$4.17
Awards vested	(1,685,934)
Awards canceled or expired	(363,049)

Nonvested at December 31, 2006	976,657
Awards granted	—	$
Awards vested	(517,539)
Awards canceled or expired	(238,785)

Nonvested at December 31, 2007	220,333

The following table shows the number of options issued under these equity plans and the number of options and warrants issued outside of these plans in 2007 and 2006. It also shows the number of shares which remain available for grants of options and other stock-based awards under each plan.

Option Plan	2007	2006	Remaining
2005 Stock Incentive Plan	—	313,000	29,000
2006 Equity Incentive Plan	—	250,000	725,000
Warrants	175,912	1,574,950	—
Total	175,912	2,227,950	754,000

In the twelve months ended December 31, 2007, the company granted 431,750 Stock Appreciation Rights. Stock Appreciation Rights entitle the holder to receive the appreciation in value on shares of employer stock from the grant date. Because the Stock Appreciation Rights do not represent the right to acquire the number of underlying shares, and the number of shares needed to settle the obligation is not known at the time of issuance, the Stock Appreciation Rights are excluded from this table.

Stock Appreciation Rights

In 2007, the company began granting Stock Appreciation Rights to employees. Stock Appreciation Rights are contractual rights that entitle the holder to receive the appreciation in value on shares of employer stock from the grant date. Any such appreciation can be paid in either cash or shares upon exercise, at the election of the Company. In 2007, all Stock Appreciation Rights exercises were paid in shares. Management plans to continue to settle Stock Appreciation Rights exclusively with equity, and as such these awards are classified as equity. The company granted 431,750 Stock Appreciation Rights in 2007. 276,250 Stock Appreciation Rights were granted under the 2006 equity incentive plan and 155,500 under the 2005 stock incentive plan. The company currently has 426,750 Stock Appreciation Rights outstanding, which have a weighted average exercise price of $6.17 and a weighted average remaining contractual term of 9.48 years. The company recognized $752,000 in non cash compensation expense related to the Stock Appreciation Rights issued in the twelve months ended December 31, 2007.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our series A preferred stock. In addition, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock remain outstanding or any accrued dividends on the series A preferred stock remain unpaid

In October of 2006, the company issued 281,241 shares of the series A preferred stock at an aggregate purchase price of $15 million. Dividend payments on the preferred stock are due on January 1st and July 1st of every year. In order to account for this dividend, the company has accrued $675,000 for the period from July 1, 2007, the date of the previous dividend payment, through December 31, 2007. The company paid $871,508 in preferred dividends in the year ended December 31,2007. $192,715 of dividends paid in 2007 were accrued in the year ended December 31,2006.

Other Equity Transactions

We have outstanding notes receivable from officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $638,219 as of both December 31, 2007 and 2006. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors.

NOTE K—COMMITMENTS

The following table shows all of our long term liabilities and commitments.

Commitments of Continuing Operations ($ USD)	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases (1)	$213,220	$344,497	$340,321	$301,548	$111,078	—	$1,310,664
Microgy Commitments (2)	3,000,000	—	—	—	—	—	3,000,000
Relocation Costs (3)	600,000	—	—	—	—	—	600,000
Separation Agreement Payments (4)	176,833	—	—	—	—	—	176,833
Tax Exempt Bonds (5)	4,200,000	4,200,000	4,200,000	4,200,000	5,150,000	127,423,200	149,373,200
Vehicle Loan and Other Capital Leases (6)	61,710	41,327	19,814	—	—	—	122,851

TOTAL	8,251,763	4,585,824	4,560,135	4,501,548	5,261,078	127,423,200	154,583,548

1	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $424,765 , $286,501, and $174,334, in 2007, 2006 and 2005, respectively.

2	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment, made in connection with our Microgy facilities.

3	These costs are comprised mainly of relocation costs associated with our planned relocation of company headquarters from Portsmouth, NH to the White Plains, NY area. These costs will be recognized as incurred.

4	These commitments reflect payments for severance and separation agreements made to certain former employees, and are included in our balance of accrued expenses.

5	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.

6	We are obligated under various non-cancelable capital leases for automotive vehicles and computer equipment.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cargill Business Development Agreement

In October 2006, we entered into a Business Development Agreement, referred to as the BDA, with Cargill, Incorporated, acting through its Emerging Business Accelerator Unit, referred to as Cargill. Pursuant to the terms of the BDA, Cargill has agreed to use its reasonable efforts to identify potential anaerobic digester projects for development by us within Cargill’s network of customers, farmers and strategic business partners in North America. Cargill and Microgy will work jointly to identify specific targeted markets for developing such projects within the Cargill network, and Cargill will identify project candidates based upon agreed project guidelines. We will consider each project candidate and select those candidates they want Cargill to pursue further on their behalf. Cargill will then negotiate with such project candidates with the goal of obtaining a binding agreement whereby such project candidates commit to give Microgy the option to implement an anaerobic digester project. Once a project commitment has been signed, Cargill will present it to us for review and consideration. We will then proceed with the negotiation of mutually acceptable leases and other project agreements with the project candidates in which they are interested.

In consideration of Cargill’s services under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date. During 2007, we granted Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share under this arrangement. These warrants were valued using the Black Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our Construction in Progress account.

As further consideration for Cargill’s services under the BDA, for a three-year period beginning with the first date of issuance of a greenhouse gas reduction certificate issued to, owned or controlled by us derived from an anaerobic digester project subject to a project commitment, referred to as an eligible certificate, we will convey to Cargill or its designee ownership of 25% of all such eligible certificates, after giving effect to any share of such certificates owed to a project candidate pursuant to the terms of any lease or other project agreement with such project candidate. During such three-year period, Cargill will also have the first right to bid on any other proposed sale or conveyance of any eligible certificates. In addition, with respect to each project subject to a project commitment which generates revenue to Environmental Power or Microgy from the sale of gas, electricity or other by-products (but not including sales of greenhouse gas reduction certificates), we will be obligated to pay to Cargill, within 30 days of receipt of such revenues, 2% of such revenues for a five-year period beginning on the date on which any such revenue is first received. Finally, during a three-year period following the date of first generation of gas or electricity by an anaerobic digestion project subject to a project commitment, Cargill will have the first right to bid on the proposed sale or conveyance of all such gas or electricity.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon any termination of the BDA, the BDA will become void, and the parties will have no liability or obligation thereunder, except for liabilities resulting from breach of the BDA on or prior to the date of termination, and except that Cargill will be entitled to any consideration described above for all AD Projects subject to a Project Commitment entered into prior to the date of termination. Notwithstanding any termination of the BDA, during the term of the BDA and for a period of two years after the date of termination, we will not solicit or negotiate with any person who had entered into negotiations with Cargill or its affiliates with respect to an anaerobic digestion project but with whom no project commitment has been concluded, without the prior written consent of Cargill or Cargill’s participation.

Pursuant to the terms of the BDA, we have agreed not to enter into a similar business development agreement with certain prohibited parties identified by Cargill from time to time, provided that there cannot be any more than seven prohibited parties at any given time, and further provided that Cargill may not deem a party to be prohibited if we were having discussions with the party prior to its being so designated by Cargill.

NOTE L— ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. We have determined that we have asset retirement costs associated with substrate removal at our Huckabay Ridge facility. This amount is included in construction in progress and other liabilities on our balance sheet.

NOTE M—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, short-term debt obligations and long-term debt obligations. As of December 31, 2007 and 2006, the carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and short-term debt obligations approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt is approximately $60.5 million and the estimated fair value approximates the carrying amount of the liability.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE N—RELATED PARTY TRANSACTIONS

On March 10, 2005, we issued options to purchase 214,290 shares of common stock at a price of $6.25 per share to TSL Partners, LLC as payment for services to be rendered. On June 29, 2005, this agreement was terminated and the option agreement was revised. The total options issued decreased to 98,571 at an exercise price of $7.25 each. We recorded a $148,046 compensation expense related to this issuance. Steven Kessner, a principal of TSL Partners, LLC, was elected to our Board of Directors on August 11, 2005.

NOTE O—SUBSEQUENT EVENTS

On February 29, 2008, we announced that we have completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company, EPC Corporation.

As a result of the closing of these transactions, we now operate solely as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, through our subsidiary, Microgy, and related companies.

As reported in the Company’s Current Report on Form 8-K, dated February 29, 2008, as filed with the Securities and Exchange Commission on March 6, 2008, the contemplated disposition has a combined transaction value to the Company of approximately $6.0 million for accounting purposes, primarily related to the forgiveness of indebtedness of EPC Corporation to Crystal Creek and the recognition of a previously deferred gain, and also including a payment to Buzzard of $375,000. In addition, Buzzard and EPC Corporation obtained and granted full releases.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P—SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following tables set forth certain unaudited quarterly data of the Company for each of the quarters since January 2006. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007
	(unaudited) in thousands except per share data
REVENUES	883	290	595	448	215	327	344	289
COSTS AND EXPENSES:
Cost of goods sold	773	337	516	474	217	244	313	168
General and administrative (3)	1,804	2,483	2,750	4,191	2,346	3,656	3,776	2,667
Depreciation and amortization	68	75	74	82	71	77	78	78

TOTAL COSTS AND EXPENSES	$2,645	$2,895	$3,340	$4,747	$2,634	$3,977	$4,167	$2,913
OPERATING (LOSS)	$(1,762)	$(2,605)	$(2,745)	$(4,299)	$(2,419)	$(3,650)	$(3,823)	$(2,624)

OTHER INCOME (EXPENSE):
Interest income	$101	$183	$80	$85	$159	$132	$110	$382
Interest expense	(3)	(3)	(2)	(1)	(4)	(2)	(4)	(2)
Other (expense) income	—	—	—	—	583	—	—	1

TOTAL OTHER (EXPENSE) INCOME	$98	$180	$78	$84	$738	$130	$106	$381
(LOSS) INCOME BEFORE TAXES	$(1,664)	$(2,425)	$(2,667)	$(4,215)	$(1,681)	$(3,520)	$(3,717)	$(2,243)
INCOME TAX EXPENSE (BENEFIT)	8	—	—	419	—	—	—	—
(LOSS) FROM CONTINUING OPERATIONS	$(1,672)	$(2,425)	$(2,667)	$(4,634)	$(1,681)	$(3,520)	$(3,717)	$(2,243)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$271	$(496)	$(739)	$(1,754)	$335	$(3,235)	$(2,041)	$(1,255)

NET (LOSS)	$(1,401)	$(2,921)	$(3,406)	$(6,388)	$(1,346)	$(6,755)	$(5,758)	$(3,498)

Preferred Securities Dividend Requirements	$(1)	$(1)	$(1)	$(194)	$(336)	$(334)	$(336)	$(342)
Beneficial Conversion Feature of Preferred Stock				$(4,131)			$(57)
Change in Value of Modified Warrants							$(98)
(Loss) Income Available to Common Shareholders	$(1,402)	$(2,922)	$(3,407)	$(10,713)	$(1,682)	$(7,089)	$(6,249)	$(3,840)
Weighted Average Common Shares Outstanding
Basic & Diluted	9,593	9,646	9,648	9,649	9,787	10,027	10,173	15,405
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.30)	$(0.35)	$(1.11)	$(0.17)	$(0.71)	$(0.61)	$(0.25)
From Continuing Operations	$(0.17)	$(0.25)	$(0.27)	$(0.93)	$(0.22)	$(0.39)	$(0.41)	$(0.17)
From Discontinued Operations	$0.02	$(0.05)	$(0.08)	$(0.18)	$0.05	$(0.32)	$(0.20)	$(0.08)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ENVIRONMENTAL POWER CORPORATION

By:	/S/ RICHARD E. KESSEL
Richard E. Kessel President and Chief Executive Officer

Date: March 17, 2008

We, the undersigned officers and directors of Environmental Power Corporation, hereby severally constitute and appoint Richard E. Kessel, Michael E. Thomas and Dennis Haines, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Environmental Power Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RICHARD E. KESSEL Richard E. Kessel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/S/ MICHAEL E. THOMAS Michael E. Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008

/S/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman of the Board of Directors	March 17, 2008

/S/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	Vice Chairman of the Board of Directors	March 17, 2008

/S/ JOHN R. COOPER John R. Cooper	Director	March 17, 2008

/S/ LON HATAMIYA Lon Hatamiya	Director	March 17, 2008

/S/ STEVEN KESSNER Steven Kessner	Director	March 17, 2008

/S/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	March 17, 2008

/S/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 17, 2008

/S/ ROGER S. BALLENTINE Roger S. Ballentine	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472)).

3.01	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

3.02	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 7, 2007, as filed with the SEC on December 13, 2007 (SEC File No. 001-32393)).

4.01	Certificate of Designations, Preferences and Rights of the Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated, November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.1*	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (SEC File No. 000-15472)).

10.2*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004 (SEC File No. 000-15472)).

10.3	Addendum No. 2, dated as of March 7, 2005, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.4	Indemnification Agreement dated February 12, 2002 between the Registrant and Joseph Cresci, Donald Livingston, William Linehan, and their successors (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (SEC File No. 000-15472)).

10.5	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.6	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.7	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

Exhibit No.	Description

10.8	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50 (Incorporated by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.9	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 000-15472)).

10.10	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.11+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078)).

10.12+	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.13+	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.14+	Form of Non-Incentive Stock Option Agreement for option grants under the Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.79 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.15+	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393))

10.16+	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

10.17+	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.18+	Form of Non-Statutory Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.19+	Form of Stock Appreciation Right Agreement under the 2005 Equity Incentive Plan and 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007(SEC File No. 001-32393)).

10.20+	Form of Stock Appreciation Right Agreement for Non-Employee Directors under the 2006 Equity Incentive Plan.

10.21+	2006 Director Option Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.22+	Form of Non-Statutory Stock Option Agreement under the 2006 Director Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.23+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Registrant and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004 (SEC File No. 001-32393)).

10.24+

Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 24, 2004 (SEC File No.

333-118521)).

10.25+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.26+	Severance and Release Agreement between the Registrant and John F. O’Neill, dated May 9, 2007 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007 (SEC File No. 001-32393)).

10.27+	Incentive Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and John F. O’Neill (Incorporated by reference to Exhibit 10.81 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.28+	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 8, 2005 (SEC File No. 001-32393)).

10.29+	Summary of Non-Employee Director Compensation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 14, 2007 (SEC File No. 001-32393)).

10.30+	Employment Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.31+	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.32+	Indemnification Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.33+	Employment Offer Letter, dated October 11, 2006, between the Registrant and Dennis Haines (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 11, 2006, as filed with the SEC on October 16, 2006 (SEC File No. 001-32393)).

10.34+	Employment Offer Letter, dated May 7, 2007, between the Registrant and Michael E. Thomas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007 (SEC File No. 001-32393)).

Exhibit No.	Description

10.35	Form of Common Stock Warrant to purchase 100,000 shares of Common Stock at an exercise price of $6.33 per share issued to Ladenburg, Thalmann & Co. Inc. in connection with the Registrant’s February 2005 public offering (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572)).

10.36*	Substrate Supply and Cooperation Agreement, dated July 13, 2006, between Microgy, Inc. and Liquid Environmental Solutions Corp., together with Amendment No. 1 thereto dated November 3, 2006 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.37	Business Development Agreement, dated October 23, 2006, between the Registrant, Microgy, Inc. and Cargill, Incorporated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.38	Form of Warrant to Purchase Shares of Common Stock to be issued to Cargill, Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.39	Form of Subscription Agreement for the participants in the Registrant’s private placement of its Series A 9% Cumulative Convertible Preferred Stock and Common Stock Warrants in November 2006 (the “November 2006 Private Placement”) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.40	Form of Warrant to Purchase Shares of Common Stock issued in the November 2006 Private Placement (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.41	Loan Agreement, dated as of October 1, 2006, between Microgy Holdings, LLC and the Gulf Coast Industrial Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.49	Trust Indenture, dated as of October 1, 2006, between the Gulf Coast Industrial Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.42	Guarantee Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.43	Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.44	Support Agreement, dated as of October 1, 2006, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.45	Indemnity Letter, dated as of November 9, 2006, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.46	Management Services Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.47	Tax Sharing Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.48	Form of Facility Operating Agreement between Microgy O&M, LLC and each of MST Production Ltd., Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.49	Equity Interest Purchase Option, dated as of November 9, 2006, between Microgy, Inc. and Microgy Holdings, LLC, on the one hand, and South-Tex Morrow, Inc. (f/k/a South-Tex Treaters, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.50	Project Participation Agreement, dated as of November 9, 2006, between Microgy, Inc. and South-Tex Morrow, Inc. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.51	Omnibus Agreement Regarding Termination of Lease, dated November 30, 2007, by and between Buzzard Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.52	Assignment, Termination and Release Agreement, dated as of February 20, 2008, among Buzzard Power Corporation, EPC Corporation, Scrubgrass Generating Company, L.P. and Calyon New York Branch, as agent (Incorporated by reference to Exhibit 2.02 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.53	Third Amendment to Amended and Restated Disbursement Agreement, dated as of February 29, 2007, by and among Scrubgrass Generating Company, L.P., Buzzard Power Corporation, Deutsche Bank Trust Company Americas, as Disbursement Agent and Deutsche Bank Trust Company Americas, as Securities Intermediary (Incorporated by reference to Exhibit 2.03 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.54	Loan Termination Agreement, dated November 30, 2008, between EPC Corporation and Crystal Creek Coalpower Funding, LLC (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

Exhibit No.	Description

10.55+	Stock Appreciation Right Agreement, dated February 28, 2008, between the Registrant and Robert I. Weisberg.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.

+	Management contract or compensation plan or arrangement.

*	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission