Form 10-Q
period 2008-03-31
ENVIRONMENTAL POWER CORP
filed 2008-05-12
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32393

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 White Plains Road, 6th Floor, Tarrytown NY 10591

(address of principal executive offices) (zip code)

(914) 631-1435

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)

Number of shares of Common Stock outstanding at March 31, 2008: 15,579,354 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving early-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	difficulties and uncertainties regarding acquisitions, including risks relating to managing and integrating acquired businesses,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,850,780	$26,069,198
Restricted cash	46,402,677	45,784,702
Receivables	789,337	741,730
Other current assets	95,655	130,194
Current assets of discontinued operations	—	18,588,080

Total Current Assets	68,138,449	91,313,904
Restricted cash, non current	493,921	489,477
Property, plant, and equipment, net	24,595,232	261,171
Construction in progress	5,349,435	27,640,619
Goodwill	4,912,866	4,912,866
Licensed technology rights, net	2,468,421	2,514,796
Notes receivable, net	1,670,902	1,841,740
Deferred financing costs, net	2,535,232	2,564,882
Other assets	97,603	97,603
Long term assets of discontinued operations	—	68,334,073

TOTAL ASSETS	$110,262,061	$199,971,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,568,692	$2,517,468
Current liabilities of discontinued operations	—	21,391,138

Total Current Liabilities	3,568,692	23,908,606
Other Liabilities	204,136	204,484
Long Term Debt	60,087,360	60,453,983
Long Term Liabilities of Discontinued Operations	—	72,132,497

Total Liabilities	63,860,188	156,699,570

Minority Interests	100	100
Preferred stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	156,677	156,677
Additional paid-in capital	88,326,124	88,036,289
Accumulated deficit	(51,213,528)	(54,054,005)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Shareholders' Equity	36,245,752	33,115,440
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,262,061	$199,971,131

See Notes to Consolidated Financial Statements.

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of March 31, 2008 and December 31, 2007.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of March 31, 2008 and December 31, 2007, respectively.
(3)	$.01 par value; 50,000,000 shares authorized; 15,667,784 issued and 15,579,354 outstanding as of March 31, 2008 and December 31, 2007.
(4)	88,430 shares at cost, as of March 31, 2008 and December 31, 2007.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007

	3 Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
REVENUES	$970,542	$215,273

COSTS AND EXPENSES:
Operations and maintenance	1,316,643	217,320
General and administrative	3,261,147	2,345,462
Depreciation and amortization	260,774	70,862

TOTAL COSTS AND EXPENSES	4,838,564	2,633,644

OPERATING LOSS	(3,868,022)	(2,418,371)

OTHER INCOME (EXPENSE):
Interest income	246,907	158,537
Interest expense	(176,755)	(3,919)
Other income (expense)	(13,477)	583,116

TOTAL OTHER INCOME	56,675	737,734

LOSS BEFORE TAXES	(3,811,347)	(1,680,637)

INCOME TAX EXPENSE	—	100

NET LOSS, FROM CONTINUING OPERATIONS	(3,811,347)	(1,680,737)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	(1,010,534)	334,549

GAIN ON DISPOSAL, NET OF TAXES OF $0	7,999,858	—

NET INCOME (LOSS)	3,177,977	(1,346,188)

Preferred Securities Dividend Requirements	(337,500)	(335,868)

Income (Loss) Applicable to Common Shareholders	$2,840,477	$(1,682,056)

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(.27)	$(.20)
DISCONTINUED OPERATIONS	.45	.03

NET INCOME (LOSS)	$.18	$(.17)

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(.20)	$(.20)
DISCONTINUED OPERATIONS	.37	.03

NET INCOME (LOSS)	$.17	$(.17)

SHARES USED TO CALCULATE INCOME (LOSS) PER SHARE
BASIC	15,667,784	9,787,384
DILUTED	18,730,155	9,787,384

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,177,977	$(1,346,188)

Non-cash adjustments
Results of discontinued operations	(6,989,324)	—
Depreciation and amortization	260,774	119,424
Amortization of deferred gain	—	(77,103)
Non-cash interest expense	—	137,758
Stock based compensation expense	289,835	538,448
Write-off of Sunnyside liability	—	(583,030)
Accrued power generation revenues	—	1,783,040
Accrued lease expenses	—	(1,783,040)
Changes in operating assets and liabilities:		—
(Increase) in receivables	(47,607)	(3,431,404)
Decrease in fuel inventory	—	129,651
Decrease in other current assets	34,539	13,537
Decrease in notes receivable	170,838	—
Decrease in other assets	29,650	204,480
Increase in accounts payable and accrued expenses	1,038,723	308,861
Other, net	18,853	—

Net cash used in operating activities	(2,015,742)	(3,985,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	375,000
(Increase) decrease in restricted cash	(622,419)	1,669,754
Construction of projects	(2,084,807)	(4,297,062)
Property, plant and equipment, and capital lease expenditures	(178,479)	(52,637)

Net cash used for investing activities	(2,510,705)	(2,679,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	(675,000)	(1,250)
Other changes to long-term debt	(16,971)	18,547
Exercise of stock options	—	796,356
Net borrowings under working capital loan	—	1,572,000

Net cash provided by (used in) financing activities	(691,971)	2,385,653

DECREASE IN CASH AND CASH EQUIVALENTS	(5,218,418)	(4,279,858)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,069,198	13,794,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,850,780	$9,514,467

Supplemental disclosure of cash flow information
Cash paid for interest (Net of amount capitalized)	$1,753	$3,919

Supplemental disclosure of non-cash investing and financing activity
Quarterly portion of semi-annual accrued dividend requirement to Series A Preferred Stock Holders	(337,500)	$(335,868)

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Three Months Ended March 31, 2008

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2007	15,667,784	$156,677	$88,036,289	$(54,054,005)	88,430	$(385,402)	$(638,219)	$33,115,440
Dividends on preferred stock				(337,500)				(337,500)
Stock based compensation expense			289,835					289,835
Net income				3,177,977				3,177,977
Balance at March 31, 2008	15,667,784	$156,677	$88,326,124	$(51,213,528)	88,430	$(385,402)	$(638,219)	$36,245,752

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”). The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note B – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

NOTE B—THE COMPANY

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce Energy that is . . . Beyond Renewable®, which we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective. We own and operate the Huckabay Ridge facility in Stephenville, Texas, a large-scale, multi-digester facility for the production of pipeline-grade natural gas which began commercial operation in the first quarter of 2008, and have several similar facilities in varying stages of development. We also operate three digester facilities in Wisconsin utilizing the same technology that is employed at Huckabay Ridge.

In the past, we have operated in two major segments: through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes; and through EPC Corporation and its subsidiary, Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

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

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criteria established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue to generate any revenue or cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued operations and the consolidated statements of operations report the operations of Buzzard as discontinued operations during the period prior to disposition of the entity.

The Company completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company and the Company’s subsidiary, EPC Corporation. We recorded net income from discontinued operations for the three months ended March 31, 2008 of $6,989,000. The net income reflects a loss from operations of $1,011,000 and a one-time gain from disposal of $8,000,000. The gain of approximately $8,000,000 on the transaction, with the exception of a cash payment of $375,000, was non-cash in nature. The components of the gain included $3,456,000 in forgiveness of indebtedness, $2,570,000 for the recognition of a previously deferred gain and $1,630,000 for the relief of net obligations of Buzzard. The transaction was recorded net of tax of $0 because it is anticipated that existing net operating loss carryforwards will offset any federal or state tax liabilities.

NOTE C—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of maintenance, repairs and minor renewals that do not materially prolong the useful life of the asset are expensed. Major maintenance projects, repairs, improvements, renewals or betterments that extend the useful life of the asset, increase the usefulness or output of the asset, lower the operating costs of the asset, increase the value of the asset or fulfill a new or upgraded regulatory requirement are capitalized. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property plant and equipment using the straight-line method over the estimated useful lives of the assets. Operating commercial facilities are depreciated based on the useful lives of their component parts which vary in length from 15 to 30 years. We record depreciation for office equipment and furniture using the straight-line method over periods from three to five years and we depreciate leasehold improvements over the lesser of the useful life of the asset or the length of the lease. We evaluate the impairment of property, plant and equipment based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

NOTE D—NET INCOME OR LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting net income or loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share includes common stock equivalent shares and unexercised stock options in periods when the Company has net income. Common stock equivalent shares and unexercised stock options are excluded in periods when the Company has losses as their effect would be antidilutive.

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

Total stock-based compensation for the three months ended March 31, 2008 was $290,000. In the three months ended March 31, 2007, we recognized approximately $538,000 in non-cash compensation expense under SFAS 123R. The total compensation cost related to unvested awards for restricted stock not yet recognized is $1,201,000. This amount will be charged against income over the next three years.

Valuation Assumptions: The fair value of stock options granted during the three months ended March 31, 2008 and March 31, 2007 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31, 2008	March 31, 2007
Fair Market Value Per Share	$2.95	$4.47
Assumptions
Risk-free rate of return	2.78%	4.48%
Volatility	70.38%	78.32%
Expected annual dividend yield	0.00%	0.00%
Option Life (years)	5	5

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

Accumulated amortization of licensed technology rights was $1,241,579 as of March 31, 2008 and $1,195,204 as of December 31, 2007. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights
2008	2009	2010	2011	2012	Thereafter	Total
$ 139,125	185,500	185,500	185,500	185,500	1,587,296	$ 2,468,421

NOTE G—CONTRACTUAL OBLIGATIONS AND LONG-TERM OBLIGATIONS

The following table shows our known future contractual obligations of the types specified in Item 303(a)(5) of Regulation S-K.

Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$186,907	$344,497	$340,321	$301,548	$222,156	—	$1,395,429
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
Relocation Costs(3)	600,000	—	—	—	—	—	600,000
Separation Agreement Payments(4)	54,583	—	—	—	—	—	54,583
Tax Exempt Bonds(5)	4,200,000	4,200,000	4,200,000	4,200,000	5,150,000	127,423,200	149,373,200
Vehicle Loan and Other Capital Leases(6)	42,566	41,327	19,814	—	—	—	103,707

TOTAL	$8,084,056	$4,585,824	$4,560,135	$4,501,548	$5,372,156	$127,423,200	$154,526,919

(1)	We are obligated under various non-cancelable operating leases for office space and automobiles. Rent expense for these operating leases was $424,765, $286,501, and $174,334, in 2007, 2006 and 2005, respectively. In the three months ended March 31, 2008, our rent expense for operating leases was $78,996.
(2)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment and conditioning equipment, made in connection with our Microgy facilities.
(3)	These costs are comprised mainly of costs associated with our relocation of company headquarters from Portsmouth, New Hampshire to Tarrytown, New York. These costs will be recognized as incurred.
(4)	These commitments reflect payments for severance and separation agreements made to certain former employees, and are included in our balance of accrued expenses.
(5)	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.
(6)	We are obligated under various non-cancelable capital leases for automobiles and computer equipment.

The following table describes our debt obligations as of March 31, 2008 and December 31, 2007:

Secured Promissory Notes Payable and Other Obligations	March 31, 2008	December 31, 2007
Automobile loan & capital leases	$87,360	$103,983
Tax exempt bond financing	60,000,000	60,350,000
TOTAL	60,087,360	60,453,983

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of March 31, 2008 and December 31, 2007. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE H—NOTES RECEIVABLE

In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Notes Receivable
Notes receivable	$2,420,902	$2,591,740
Reserve for any future cash flow deficiencies	(750,000)	(750,000)
Notes receivable, net	$1,670,902	$1,841,740

Beginning in the third quarter of 2007, we sold the greenhouse gas offset credits generated from the Wisconsin facilities during 2005 and 2006. Pursuant to our agreements with the owners of these facilities, 50% of theses sales were recognized by the Company as revenue and 50% was applied to the balance of the notes. During the first quarter of 2008, the balance of the notes receivable was reduced by $171,000 due to cash received from the sale of greenhouse gas offset credits.

NOTE I—INCOME TAXES

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we did not have any accrued interest or penalties related to uncertain tax positions.

We file income tax returns with federal, state, and local authorities. The 2002 federal and state returns were examined and closed in 2007 and no material adjustments to any of our tax positions were identified. Our federal and state tax returns subsequent to 2002 remain subject to possible future examinations by relevant tax authorities.

NOTE J—PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

On November 9, 2006, we issued 281,241 units, consisting of (i) one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and (ii) detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53.335 per unit. We received approximately $14,100,000 in proceeds from this offering after paying fees and expenses. As a result of the issuance of common shares in the public offering completed in October 2007 the applicable conversion price of the preferred stock was reduced and is now convertible into 2,823,660 shares of common stock.

On October 3, 2007, we closed a public offering of 5,400,000 shares of our common stock at a price to the public of $5.25 per share. We received net proceeds from this offering of approximately $26,199,000, after deducting underwriting discounts and commissions and costs and expenses associated with the offering.

With respect to each of these offerings, as well as other sales of shares of our capital stock, we deem an amount equal to the par value of the shares sold to be “capital” for purposes of the Delaware General Corporation Law.

NOTE K—ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. We have determined that we have asset retirement costs of $174,000 associated with substrate removal associated with the Huckabay Ridge facility. This amount is included in property, plant and equipment and other liabilities on our balance sheet.

NOTE L—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not anticipate adoption of this standard will have a material impact on our financial position or results of operations.

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

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and other filings we make with the Securities and Exchange Commission.

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

In the past, we have operated in two major segments: through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes; and through EPC Corporation and its subsidiary Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction.

Discontinued Operations

We formerly operated in an additional segment through our subsidiary, EPC Corporation, and its subsidiary, Buzzard Power Corporation, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. The disposition of Buzzard’s leasehold interest in the Scrubgrass facility was completed on February 29, 2008. Buzzard leased its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy. As a result of Buzzard’s disposition of its leasehold interest, we are now consolidating all segments of continuing operations for financial reporting purposes and reporting the results of Buzzard as “discontinued operations”.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets and statements of operations report the assets and liabilities and operations of Buzzard as discontinued.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three month period ended March 31, 2008 with the results of operations for the three month period ended March 31, 2007. Unless otherwise indicated, all references to 2008 pertain to the three months ended March 31, 2008 and all references to 2007 pertain to the three months ended March 31, 2007. Historical results and trends that might be discussed below should not be taken as indicative of future operations.

For the three months ended March 31, 2008, we had net income available to common shareholders of $2,840,000, or basic income per share of $0.18, compared to a net loss available to common shareholders of $1,682,000, or basic loss per share of $0.17, for the three months ended March 31, 2007. Diluted income per share was $0.17 for the three months ended March 31, 2008, as compared to a diluted net loss per share of $0.17 for the three months ended March 31, 2007. The increase in net income available to common shareholders is entirely attributable to gain from the disposal of discontinued operations. For the three months ended March 31, 2007 results from discontinued operations were income of $335,000 or $0.03 for basic income per share. For the three months ended March 31, 2008 the combined results of operations of discontinued operations and gain on disposal of discontinued operations were $6,989,000 or $0.45 for basic income per share. The income from discontinued operations more than offset the increase in loss from continuing operations. Continuing operations for the three months ended March 31, 2008 had a loss of $3,811,000 as compared to a loss of $1,681,000 for the three months ended March 31, 2007.

Revenues. Revenues from continuing operations increased by $756,000, or 352%, to $971,000 for the three months ended March 31, 2008, as compared to $215,000 for the same period in 2007. This increase in revenue is due mainly to two factors. First, in the first quarter of 2008, we had greenhouse gas offset credit sales revenue of $171,000. The sales of $171,000 represent 50% of the greenhouse gas offset credit proceeds for the first quarter of 2008. The remaining proceeds of $171,000 reduced the note receivable recorded from sale of digesters. We had no such greenhouse gas offset credit sales revenue in the first quarter of 2007. Second, in February 2008, the Huckabay Ridge facility began commercial operation and contributed $579,000 to revenues in the first quarter of 2008.

Operations and maintenance. Operations and maintenance expense increased to $1,317,000 for the three months ended March 31, 2008, as compared to $217,000 for the same period in 2007. This increase is due primarily to the fact that the Huckabay Ridge facility began commercial operations in February 2008 and had operations and maintenance expense of $1,070,000 for the first quarter of 2008. We believe that these costs were unusually high for the period due to certain start up costs.

General and administrative expenses. General and administrative expenses from continuing operations increased by $916,000 to $3,261,000 for the three months ended March 31, 2008, as compared to $2,345,000 for the same period in 2007. The principal reasons for the increase in general and administrative expenses were increases in payroll costs due to higher employee headcount and development costs associated with our efforts to develop new facilities. We have been increasing our staff and our development efforts as we seek to execute on our development plans. These increases in general and administrative expenses were partially offset by a reduction of $249,000 in non-cash, stock-based compensation expense, which decreased due to the fact that in 2007 certain stock option grants were completely expensed.

Depreciation and amortization. Depreciation and amortization expense increased to $261,000 for the three months ended March 31, 2008, as compared to $71,000 for the three months ended March 31, 2007. The increase in depreciation and amortization expense was principally due to the fact that the first quarter of 2008 included two months’ depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008, whereas no such depreciation and amortization expense was recorded in the same period in 2007.

Operating Loss. As a result of the changes described above, our operating loss from continuing operations increased to $3,868,000 in the first quarter of 2008 from $2,418,000 in the same period in 2007.

Interest income. Interest income for the three months ended March 31, 2008 was $247,000, as compared to $159,000 for the three months ended March 31, 2007. Interest income increased due principally to higher invested cash balances in the three months ended March 31, 2008 as compared to the same period in 2007 due to the funds received from our public offering in October 2007.

Interest expense, net. Interest expense, net, increased to $177,000 for the three months ended March 31, 2008, as compared to $4,000 for the three months ended March 31, 2007. This increase was due principally to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense.

Other income (expense). We had other expense of $13,000 for the three months ended March 31, 2008, as compared to other income of $583,000 for the three months ended March 31, 2007. In the three months ended March 31, 2007, we recognized one-time income of $583,000 due to the reversal of a reserve resulting from the expiration of the statute of limitations on remaining contingent obligations related to the sale of a project in 2001. In the three months ended March 31, 2008, we recognized a loss of $13,000 on disposal of assets associated with the relocation of our corporate headquarters from Portsmouth, New Hampshire to Tarrytown, New York.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the first three months of 2008 or 2007.

Income (loss) from discontinued operations, net of taxes. The results for the three months ended March 31, 2008 include the results of discontinued operations for the two months ended February 29, 2008. Buzzard terminated its leasehold interest in the Scrubgrass facility by mutual agreement with the lessor as of February 29, 2008. Income from discontinued operations declined from income of $335,000 for the three months ended March 31, 2007 to a loss of $1,011,000 for the two months ended February 29, 2008.

Gain on disposal, net of taxes. We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one-time gain of $8,000,000 in the three months ended March 31, 2008 as a result of this disposition. With the exception of a cash payment of $375,000, the gain was non-cash and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000, and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the sale because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition.

The net result of loss from discontinued operations and gain on disposal of discontinued operations for the three months ended March 31, 2008 was income of $6,989,000.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

The following discussion and analysis of our liquidity and capital resources is based on a comparison of balance sheet amounts at December 31, 2007, with balance sheet amounts at March 31, 2008 after the disposal of assets and liabilities related to discontinued operations. In addition, certain significant balance sheet changes resulted from the reclassification of certain items due to the achievement of commercial operations at our Huckabay Ridge facility, as described in greater detail below.

Certain Balance Sheet Items

Restricted Cash The increase in the restricted cash balance reflects interest income earned on the balance. There were no draw downs from restricted cash in the first quarter of 2008 due to the early stages of engineering and construction activities at our other projects in Texas.

Property, plant and equipment, net and construction in progress The increase in the balance of property plant and equipment at March 31, 2008 of $24,334,000 from $261,000 at December 31, 2007 to $24,595,000 at March 31, 2008 is due principally to the completion of the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress. The total cost of the Huckabay Ridge facility, including capitalized interest and financing costs, was $24,376,000, of which $23,435,000 was included in construction in progress at December 31, 2007. This reclassification in costs associated with the Huckabay Ridge facility is the reason for the decline in the balance in construction in progress, which was partially offset by capital expenditures on other projects.

Operating Activities

Our net cash used in operating activities was $2,016,000 for the three months ended March 31, 2008, compared to cash used in operating activities of $3,986,000 million for the same period in 2007. We reported a net loss from continuing operations of $3,811,000 and net income from discontinued operations of $6,989,000 million for the three months ended March 31, 2008. The following adjustments need to be considered in order to reconcile our net income in the three months ended March 31, 2008 to our net cash used in operating activities:

Results of discontinued operations The results of discontinued operations include non-cash items including a gain of $2,570,000 which had previously been deferred as a credit on our balance sheet, as well as the forgiveness of an outstanding loan with a balance of $3,456,000.

Depreciation and amortization During the three months ended March 31, 2008, we recognized depreciation and amortization expense for licensed technology rights of $46,000 and property plant and equipment of $215,000.

Stock-based compensation Accounting for options and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $290,000 for the three months ended March 31, 2008, as compared to $538,000 in such expenses for the same period in 2007.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during the first quarter of 2008:

Receivables – Our receivables increased to $789,000 on March 31, 2008 from $742,000 on December 31, 2007.

Accounts payable and accrued expenses – Our accounts payable and accrued expenses were $3,569,000 on March 31, 2008, as compared to $2,517,000 on December 31, 2007.

Investing Activities

Our cash used for investing activities was $2,511,000 for the three months ended March 31, 2008, as compared to $2,680,000 in the same period in 2007. Our investing activities were concentrated primarily in the following areas:

Restricted cash – We are required to hold cash associated with our Texas tax-exempt bond financing with a third party disbursement agent. On March 31, 2008, the disbursement agent was holding a balance of $46,403,000 in bond proceeds, compared to $45,785,000 on December 31, 2007. We also hold $494,000 in a restricted cash fund to fund our asset retirement obligation at the Huckabay Ridge facility. The increase in restricted cash reflects interest income earned on invested restricted cash balances.

Construction of projects – For the three months ended March 31, 2008 we incurred expenditures of $2,085,000 related to the construction of projects, including the completion of the Huckabay Ridge facility.

Property, plant and equipment – Property, plant and equipment expenditures were approximately $178,000 during the three months ended March 31, 2008, compared to expenditures of $53,000 for the same period in 2007.

Financing Activities

Our cash used for financing activities was $692,000 for the three months ended March 31, 2008, compared to cash provided by financing activities of $2,386,000 in the three months ended March 31, 2007. We offer the following information concerning the financing activities for our business:

Dividend payments on preferred stock: In January 2008, we made semi-annual dividend payments of $675,000 on our Series A 9% cumulative convertible preferred stock.

Exercise of stock options and warrants – There was no exercise of stock options or warrants during the first three months of 2008. Stock option and warrant exercises in the quarter ended March 31, 2007 provided proceeds of $796,000.

2008 Outlook

Operations

The following forward-looking information concerning our anticipated results of operations for the full year 2008 is being compared to our historical results of operations for 2007:

We expect increased revenues during 2008, as we recognize sales of RNG® from our Huckabay Ridge facility in Texas, which began commercial operations in February 2008. Our revenues related to the Wisconsin facilities are expected to be consistent with revenues from such facilities in 2007.

We completed sales of greenhouse gas offset credits that were related to the years 2005 and 2006 during the first quarter of 2008 and recorded income of $171,000 which represented 50% of the proceeds of $342,000 in accordance with the contractual provisions related to the Wisconsin facilities.

With the completion of modifications to the gas conditioning system and front-end manure processing systems, we expect our Huckabay Ridge facility to be capable of achieving an operating rate equal to its annualized production target of 635,000 MMbtus per year. However, we expect production at the Huckabay Ridge facility to vary during 2008 until gas conditioning operations are optimized. The biogas production process is currently performing as anticipated at the Huckabay Ridge facility. In addition, with the receipt of the Type V waste management permit for the Huckabay Ridge facility from the State of Texas, grease trap waste is the predominant material delivered to the site and used in the digesters with the manure. We are confident that there is a large quantity of grease trap waste available for co-digestion at the Huckabay Ridge facility from the surrounding area and that substrate supply will fully support production objectives for the foreseeable future.

As a result of the anticipated increased RNG® production, our operation and maintenance expenses are expected to increase during 2008 to reflect the commercial operation of the Huckabay Ridge facility. During the first two months of production, these costs were higher than normal due to start-up expenses, and we are likely to experience some additional start up related expenses during the second quarter. Commissioning costs for the Huckabay Ridge facility were capitalized prior to the commencement of commercial operations on February 1, 2008.

General and administrative expenses are expected to increase relative to last year as we prepare for the development of additional planned digester facilities. We will continue to incur increased costs associated with the growth of our business. For 2008, we expect an overall increase in general and administrative expenses as compared to 2007, as we increase our payroll to handle increased activities and incur non-capital development costs associated with various projects.

In addition to the Huckabay Ridge facility, our other planned Texas projects are in various stages of our normal development process. Development activities include finalizing off-take agreements, firming up manure and substrate-supply on the best possible terms, identifying and establishing construction contractors, and finalizing standard designs, taking into account our experience from the Huckabay Ridge facility.

We anticipate beginning general construction on the JBS Swift project in Grand Island, Nebraska by the middle of May 2008. We received approval for $7,000,000 in tax exempt debt financing from an authority of the state of Nebraska for the project. The financing is subject to further approval by the city of Grand Island, Nebraska.

All requisite permits for three California projects have been approved. We have applied for tax-exempt debt financing authority from an authority of the state of California for two of these projects, and anticipate applying for the third project shortly. We anticipate these arrangements will be similar to the tax-exempt bond financing obtained for the Texas projects.

We further anticipate heightened capital expenditures during the remainder of 2008 associated with the commencement of the construction phase of the Texas, Nebraska, and California projects. To finance these expenditures, we will be required to raise additional equity and tax-exempt bond proceeds in Nebraska and California, or alternative project financing, in 2008, as well as use existing cash balances and existing Texas bond proceeds. We do not yet have any binding commitments for any further financing, and we cannot assure you that any such financing will be available to us on favorable terms, or at all.

Cash Flow Outlook

During the reminder of 2008 and early 2009, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power or Microgy and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction over the next twelve months.

On March 31, 2008, our unrestricted cash balance was $20,851,000, as compared to $26,069,000 as of December 31, 2007. In addition, our current restricted cash balances were $46,403,000 and $45,785,000 from continuing operations, at March 31, 2008 and December 31, 2007, respectively. We have completed the draw down of funds and construction of the Huckabay Ridge facility. The restricted cash represents the remaining proceeds of our $60 million tax-exempt bond financing. For each of the three additional planned RNG® facilities in Texas, we are able to spend up to $15,000,000 from restricted cash, subject to certain restrictions.

We believe that our current cash balance will be sufficient to fund our minimum lease, debt obligations, current contractual commitments, and our corporate overhead requirements through at least the end of 2008. However, we will require additional financing to complete the construction of currently planned facilities, as noted above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our most significant risk exposure is changing interest rates which may effect our short term investments generally and would also impact future debt financing costs. The gas production of future projects, to the extent not subject to fixed price off take agreements or other hedging arrangements, has the potential to expose us risk associated with fluctuating gas prices. These risks are described in more detail below.

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

Commodity Price Risk

As Microgy establishes multi-digester projects for the production of RNG®, we could become increasingly exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our Texas bond financing, we are required to maintain certain gas price protection arrangements for the gas output of our Texas facilities. In connection with this obligation, Microgy Holdings LLC has entered into an agreement to sell up to 2,000 MMBtu per day of the output of our Huckabay Ridge facility to a counterparty under a collared product pricing arrangement for a term of 18 months beginning April 2007 and ending in October 2008. Beginning October 1, 2008 Microgy will begin deliveries of RNG® from the Huckabay facility to Pacific Gas and Electric. The parties signed a 10-year agreement which allows PG&E to purchase up to 8,000 MMBtu of pipeline quality renewable natural gas daily from Microgy's California and Huckabay facilities at a fixed rate reflecting the renewable character of our natural gas.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness in our internal control over financial reporting described below.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated whether any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the material weakness in our internal control over financial reporting described below continued to impact our internal control over financial reporting as of March 31, 2008.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our financial statements for the year ended December 31, 2007 and our related evaluation of our internal controls and procedures, we identified aspects of our controls and procedures that require either improvement or better documentation. In most instances, the required step is simply a more formal approach to a routine process in order to meet reasonable-assurance levels. As we enter a growth phase, we have retained additional financial expertise and have already implemented a number of measures to address identified areas requiring attention. Some of the specific remedial measures that we have already adopted to address these points are described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, referred to as the 2007 Form 10-K, which description is incorporated herein by reference. Identification and implementation of remaining requirements have been and remain paramount objectives as we planned and now complete our transition to new headquarters in Tarrytown, New York. Management is confident that the measures necessary to address the identified issues will be completed and any remaining requirements will be implemented this year.

During the last two quarters of the year ended December 31, 2007, management completed testing of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and identified certain items as material weaknesses. These material weaknesses are described in greater detail in Part II, Item 9A of the 2007 Form 10-K, which description is incorporated herein by reference. Management has implemented or is in the process of implementing remedial measures in our internal controls over financial reporting as they relate to these control areas. These remedial measures are also described in greater detail in Part II, Item 9A of the 2007 Form 10-K, which description is incorporated herein by reference.

Because some of these improvements are still in the process of being implemented or have only recently been implemented, our management has determined that the controls described in Part II, Item 9A of the 2007 Form 10-K remained inadequate and ineffective as of March 31, 2008. However, we believe that we have taken or are taking the appropriate steps to remediate these material weaknesses and to ensure that our disclosure controls and procedures will be effective at a reasonable assurance level in future periods. We will continue to implement and test our remediation activities.

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q and the other reports that we file with the Securities and Exchange Commission, in evaluating our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2008.

We have a history of losses. For the three months ended March 31, 2008 we incurred a loss from continuing operations of $3,811,000. For the twelve months ended December 31, 2007, we incurred a net loss of $11,200,000 from continuing operations. For the years ended December 31, 2006, and 2005, we incurred net losses of $11,400,000, and $8,800,000, respectively, from continuing operations. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop its business. These ongoing losses will adversely affect our financial condition through at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower price for our common stock.

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

We expect that Microgy’s facilities are likely to be subject to various local, state and federal government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. However, the Texas environmental authorities required that we obtain a solid-waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities. Furthermore, for our planned California facilities, we have had to obtain water discharge permits, which typically involve a lengthy process. We expect that all of our facilities will be required to obtain various environmental and other permits and approvals, which will vary from location to location. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities and could be costly and harm our financial condition.

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

We identified material weaknesses in our internal control over financial reporting as discussed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007. As discussed above under Part II, Item 4 of this Quarterly Report on Form 10-Q, these material weaknesses have not yet been fully remediated. If the remedial measures described in Item 4 are insufficient to address any of the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Capital Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or reports we file with the Securities and Exchange Commission.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of March 31, 2008, we had approximately 1,230,570 shares of restricted common stock outstanding, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144. We are currently authorized to issue 50,000,000 shares of common stock.

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

As of March 31, 2008, we had outstanding options and warrants to acquire up to approximately 5,081,902 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 157,000 shares as of March 31, 2008, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of March 31, 2008, management and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 15.2% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 15.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from March 1, 2008 to March 31, 2008, our daily trading volume ranged from a low of 27,700 shares to a high of 201,600 shares, and averaged 63,400 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2008. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.6 million. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute your investment in our common stock, and we may issue such shares at prices that may be lower than the price you paid for our common stock. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, of which 15,579,354 are issued and outstanding and 5,081,902 have been reserved for issuance upon the exercise of options and warrants outstanding as of March 31, 2008. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Stock Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

May 12, 2008

Exhibit Index
2.1	Omnibus Agreement Regarding Termination of Lease, dated November 30, 2007, by and between Buzzard Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 5, 2007 (SEC File No. 001-32393)).

2.2	Assignment, Termination and Release Agreement, dated as of February 20, 2008, among Buzzard Power Corporation, EPC Corporation, Scrubgrass Generating Company, L.P. and Calyon New York Branch, as agent (Incorporated by reference to Exhibit 2.02 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 5, 2007 (SEC File No. 001-32393)).

2.3	Third Amendment to Amended and Restated Disbursement Agreement, dated as of February 29, 2007, by and among Scrubgrass Generating Company, L.P., Buzzard Power Corporation, Deutsche Bank Trust Company Americas, as Disbursement Agent and Deutsche Bank Trust Company Americas, as Securities Intermediary (Incorporated by reference to Exhibit 2.03 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 5, 2007 (SEC File No. 001-32393)).

3.1	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 14, 2007 (SEC File No. 001-32393)).

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 7, 2007, as filed with the SEC on December 13, 2007 (SEC File No. 001-32393)).

3.3	Certificate of Designations, Preferences and Rights of the Registrant’s Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.1	Stock Appreciation Right Agreement, dated February 28, 2008, between the Registrant and Robert I. Weisberg (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2007 (SEC File No. 001-32393)).

10.2	Loan Termination Agreement, dated November 30, 2008, between EPC Corporation and Crystal Creek Coalpower Funding, LLC (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 5, 2007 (SEC File No. 001-32393)).

10.3	Annual Management Incentive Plan of the Registrant.

10.4	Long-Term Incentive Plan of the Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.