Form 10-Q
period 2008-06-30
ENVIRONMENTAL POWER CORP
filed 2008-07-31
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of Common Stock outstanding at June 30, 2008: 15,624,104 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving early-stage companies,

•	uncertainties regarding financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	risks and uncertainties relating to the development of markets for carbon sequestration credits and other marketable renewable attributes, and the level of revenues we may achieve from such sources,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	unpredictable developments, including plant outages and repair requirements as well as risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,395,448	$26,069,198
Restricted cash	46,489,203	45,784,702
Receivables	643,103	741,730
Other current assets	81,730	130,194
Current assets of discontinued operations	0	18,588,080

Total Current Assets	60,609,484	91,313,904
Restricted cash, non current	547,271	489,477
Property, plant, and equipment, net	24,518,567	261,171
Construction in progress	8,889,629	27,640,619
Goodwill	4,912,866	4,912,866
Licensed technology rights, net	2,422,046	2,514,796
Notes receivable, net	1,644,127	1,841,740
Deferred financing costs, net	2,922,350	2,564,882
Other assets	98,090	97,603
Long term assets of discontinued operations	0	68,334,073

TOTAL ASSETS	$106,564,430	$199,971,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,991,845	$2,517,468
Current liabilities of discontinued operations	0	21,391,138

Total Current Liabilities	3,991,845	23,908,606

Other Liabilities	292,098	204,484
Long Term debt	60,071,496	60,453,983
Long Term liabilities of discontinued operations	0	72,132,497

Total Liabilities	64,355,439	156,699,570

Minority Interests	100	100
Preferred Stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100

Common stock (3)	157,125	156,677
Additional paid-in capital	89,440,954	88,036,289
Accumulated deficit	(56,521,688)	(54,054,005)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Common Shareholders’ Equity	32,052,770	33,115,340
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,564,430	$199,971,131

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of June 30, 2008 and December 31, 2007.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of June 30, 2008 and December 31, 2007.
(3)	$.01 par value; 50,000,000 shares authorized; 15,712,534 issued and 15,624,104 outstanding as of June 30, 2008 and 15,667,784 issued and 15,579,354 outstanding as of December 31, 2007.
(4)	88,430 shares at cost, as of June 30, 2008 and December 31, 2007.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and June 30, 2007

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$1,112,149	$326,949	$2,082,691	$542,222

COSTS AND EXPENSES:
Operations and maintenance	1,936,557	243,739	3,253,200	461,060
General and administrative	3,611,393	3,655,597	6,872,539	6,001,054
Depreciation and amortization	353,579	77,303	614,353	148,165

TOTAL COSTS AND EXPENSES	5,901,529	3,976,639	10,740,092	6,610,279
OPERATING LOSS	(4,789,380)	(3,649,690)	(8,657,401)	(6,068,057)
OTHER INCOME (EXPENSE):
Interest income	99,847	132,240	346,754	290,777
Interest expense	(265,271)	(2,283)	(442,026)	(6,202)
Other income (expense)	(8,765)	—	(22,242)	583,117

TOTAL OTHER INCOME (EXPENSE)	(174,189)	129,957	(117,514)	867,692

LOSS BEFORE TAXES	(4,963,569)	(3,519,733)	(8,774,915)	(5,200,365)
INCOME TAX EXPENSE	—	400	—	800

NET LOSS, FROM CONTINUING OPERATIONS	(4,963,569)	(3,520,133)	(8,774,915)	(5,201,165)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	(3,235,321)	(1,010,534)	(2,900,473)
GAIN ON DISPOSAL, NET OF TAXES OF $0	—	—	7,999,858	—
NET LOSS	(4,963,569)	(6,755,454)	(1,785,591)	(8,101,638)
Preferred Securities Dividend Requirements	(329,592)	(333,922)	(667,092)	(669,790)

Loss Applicable to Common Shareholders	$(5,293,161)	$(7,089,376)	$(2,452,683)	$(8,771,428)

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.34)	$(0.39)	$(0.61)	$(0.60)
DISCONTINUED OPERATIONS	—	(0.32)	0.45	(0.29)

NET LOSS	$(0.34)	$(0.71)	$(0.16)	$(0.89)

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.34)	$(0.39)	$(0.61)	$(0.60)
DISCONTINUED OPERATIONS	—	(0.32)	0.45	(0.29)

NET LOSS	$(0.34)	(0.71)	$(0.16)	$(0.89)

SHARES USED TO CALCULATE INCOME (LOSS) PER SHARE
BASIC	15,579,354	10,026,848	15,579,354	9,867,253
DILUTED	15,579,354	10,026,848	15,579,354	9,867,253

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,785,591)	$(8,101,638)

Non-cash adjustments
Results of discontinued operations	(6,989,324)	—
Depreciation and amortization	614,353	230,461
Amortization of deferred gain	—	(154,206)
Non-cash interest expense	—	285,752
Stock based compensation expense	1,405,113	1,436,592
Write-off of Sunnyside liability	—	(583,030)
Accrued power generation revenues	—	3,566,957
Accrued lease expenses	—	(3,566,957)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	98,628	(344,226)
Increase in fuel inventory	—	(6,198)
Decrease in other current assets	48,464	104,344
Decrease in notes receivable	197,613	8,475
Decrease in other assets	—	204,464
Increase in accounts payable	939,336	195,863
Increase in accrued expenses	185,040	—
Other, net	12,355	—

Net cash used in operating activities	(5,274,013)	(6,723,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	375,000	—
(Increase) decrease in restricted cash	(762,295)	4,513,989
Construction of projects	(5,694,744)	(5,666,497)
Property, plant and equipment, and capital lease expenditures	(322,147)	(68,973)

Net cash used for investing activities	(6,404,186)	(1,221,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capitalized financing costs	(368,586)	(1,741,465)
Dividend payments on preferred stock	(667,092)	(197,671)
Payment of dividend on behalf of subsidiary	(15,000)	—
Changes to long-term debt	(32,487	—
Exercise of stock options	—	2,875,826
Increase in other liabilities	87,614	—
Net borrowings under working capital loan	—	1,253,000

Net cash (used in) provided by financing activities	(995,551)	2,189,690

DECREASE IN CASH AND CASH EQUIVALENTS	(12,673,750)	(5,755,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,069,198	13,794,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,395,448	$8,038,953

Supplemental disclosure of cash flow information
Cash paid for interest (Net of amount capitalized)	$442,026	—

Supplemental disclosure of non-cash investing and financing activity
Semi-annual accrued dividend requirement to Series A Preferred Stock Holders	$(667,092)	$(669,790)

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Common Shareholders’ Equity (unaudited) for Six Months Ended June 30, 2008

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2007	15,667,784	$156,677	$88,036,289	$(54,054,005)	88,430	$(385,402)	$(638,219)	$33,115,340
Dividends on preferred stock				(667,092)				(667,092)

Stock based compensation expense			1,405,113					1,405,113

Dividend paid on behalf of subsidiary				(15,000)				(15,000)

Issuance of restricted stock	44,750	448	(448)					—

Net loss				(1,785,591)				(1,785,591)

Balance at June 30, 2008	15,712,534	$157,125	$89,440,954	$(56,521,688)	88,430	$(385,402)	$(638,219)	$32,052,770

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note B – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

NOTE B—THE COMPANY

Environmental Power Corporation (the “Company”) is a developer, owner, and operator of renewable energy production facilities. The Company’s goal is to produce Energy that is . . . Beyond Renewable®, which the Company defines as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective.

Microgy, Inc., a wholly owned subsidiary of the Company (“Microgy”), is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from livestock and food industry wastes, as well as wastes from other organic sources. The biogas can be sold to an end user or used to produce pipeline-grade methane, which we refer to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy as well as other useful by-products. The Company’s systems utilize a proven biogas production technology that we believe is superior to other such technologies.

Microgy intends to continue to focus on a strategy of developing large-scale standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG produced by such facilities, as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. The strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations.

Microgy began commercial operations at the Huckabay Ridge facility in Stephenville, Texas in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane that is sold as a commodity and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year.

Microgy also operates three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility (“Dairyland”). The biogas from these projects is used by Dairyland to generate electricity.

Environmental Power and Microgy pursue Microgy’s business through several subsidiaries and special purpose entities. The principal such entity is Microgy Holdings, LLC, (“Microgy Holdings”) which was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt bond financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas, and which is expected to be the vehicle for our proposed tax-exempt bond financing in California relating to our proposed California projects. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non-recourse to

Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction. Another such entity is Microgy Grand Island, LLC, which was formed to own and operate our Grand Island, Nebraska facility currently under construction, and which is the obligor under our tax-exempt bond financing for such facility described below.

In the past, the Company operated in two major segments: through Microgy, as described above, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s segment.

Discontinued Operations

The disposition of Buzzard Power Corporation’s (“Buzzard”) leasehold interest in the Scrubgrass facility was completed on February 29, 2008. Buzzard leased its generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, located on a 600-acre site in Venango County, Pennsylvania, is an approximately 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for all periods presented in accordance with the criteria established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue to generate any revenue or cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued operations and the consolidated statements of operations report the operations of Buzzard as discontinued operations during the period prior to disposition of the entity.

The Company completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company and the Company’s subsidiary, EPC Corporation. We recorded net income from discontinued operations for the six months ended June 30, 2008 of $6,989,000. The net income reflects a loss from operations of $1,011,000 and a one time gain from disposal of approximately $8,000,000. The gain of approximately $8,000,000 on the transaction, with the exception of a cash payment of $375,000, was non-cash in nature. The components of the gain included $3,456,000 in forgiveness of indebtedness, $2,570,000 for the recognition of a previously deferred gain and $1,630,000 for the relief of net obligations of Buzzard. The transaction was recorded net of tax of $0 because it is anticipated that existing net operating loss carryforwards will offset any federal or state tax liabilities.

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

NOTE D—NET INCOME OR LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic loss per common share for continuing and discontinued operations is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as their effect would be antidilutive.

NOTE E—STOCK-BASED COMPENSATION

We maintain equity incentive compensation plans under which restricted stock awards, stock options, stock appreciation rights and other stock-based awards may be granted to employees, directors, consultants and advisors. To date, we have granted stock options, stock appreciation rights, and restricted stock awards. Stock options under the plans may be either nonqualified stock options or incentive stock options. Stock options are granted with an exercise price at least equal to the market price on the date of grant and generally vest at a rate of 25%-33% per year and/or pursuant to performance-based vesting criteria. The stock options generally expire 10 years from the date of grant. We generally issue new, previously unissued shares of common stock upon exercise of stock options, though we may issue treasury shares.

During the second quarter of 2008, the Company granted 44,750 shares of restricted stock to certain employees which vests over a two year period. The restricted shares had an aggregate market value at the date of issuance of approximately $247,000. The Company uses the intrinsic value method to measure the compensation expense related to these shares and recorded approximately $18,000 in expense during the second quarter.

Total stock-based compensation for the three and six months ended June 30, 2008 was $1,115,360 and $1,405,113, respectively. In the three and six months ended June 30, 2007, we recognized $898,000 and $1,436,592, respectively in non-cash compensation expense under SFAS 123R. The total compensation cost related to unvested stock-based awards for not yet recognized is $1,617,137. This amount will be charged against income over the next three years.

Valuation Assumptions: The fair value of stock options and stock appreciation rights granted during the three months and six months ended June 30, 2008 and June 30, 2007 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Fair Market Value Per Share	$3.20	$4.65	$3.20	$4.80
Assumptions
Risk-free rate of return	3.27%	4.63%	3.27%	4.60%
Volatility	69.73%	72.64%	69.73%	72.82%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	5	4	5	4

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

Accumulated amortization of licensed technology rights was $1,287,954 as of June 30, 2008 and $1,195,204 as of December 31, 2007. Amortization expense for licensed technology rights was $46,375 for the three months ended June 30, 2008 and $92,750 for the six months ended June 30, 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2008	2009	2010	2011	2012	Thereafter	Total
$92,750	185,500	185,500	185,500	185,500	1,587,296	$2,422,046

NOTE G—CONTRACTUAL OBLIGATIONS AND LONG-TERM OBLIGATIONS

The following table shows our known future contractual obligations of the types specified in Item 303(a)(5) of Regulation S-K.

Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$111,621	$337,090	$340,321	$301,548	$222,156	—	$1,312,736
Microgy Commitments(2)	7,694,789	—	—	—	—	—	7,694,789
Relocation Costs(3)	100,000	—	—	—	—	—	100,000
Separation Agreement Payments(4)	50,092	—	—	—	—	—	50,092
Tax Exempt Bonds(5)	2,100,000	4,200,000	4,200,000	4,200,000	5,150,000	127,423,200	147,273,200
Vehicle Loan and Other Capital Leases(6)	19,855	31,827	19,814	—	—	—	71,496

TOTAL	$10,076,357	$4,568,917	$4,560,135	$4,501,548	$5,372,156	$127,423,200	$156,502,313

(1)	We are obligated under various non-cancelable operating leases for office space and automobiles. Rent expense for these operating leases was $424,765, $286,501, and $174,334, in 2007, 2006 and 2005, respectively. In the three and six months ended June 30, 2008, our rent expense for operating leases was $126,917 and $180,181, respectively.
(2)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment and conditioning equipment, made in connection with our Microgy facilities.
(3)	These costs are comprised mainly of costs associated with our relocation of company headquarters from Portsmouth, New Hampshire to Tarrytown, New York. These costs will be recognized as incurred.
(4)	These commitments reflect payments for severance and separation agreements made to certain former employees, and are included in our balance of accrued expenses.
(5)	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.
(6)	We are obligated under various non-cancelable capital leases for automobiles and computer equipment.

The following table describes our debt obligations as of June 30, 2008 and December 31, 2007:

Secured Promissory Notes Payable and Other Obligations	June 30, 2008	December 31, 2007
Automobile loan & capital leases	$71,496	$103,983
Tax exempt bond financing	60,000,000	60,350,000
TOTAL	$60,071,496	$60,453,983

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of June 30, 2008 and December 31, 2007. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE H—NOTES RECEIVABLE

In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Notes Receivable
Notes receivable	$2,394,127	$2,591,740
Reserve for any future cash flow deficiencies	(750,000)	(750,000)
Notes receivable, net	$1,644,127	$1,841,740

Beginning in the third quarter of 2007, we sold the greenhouse gas offset credits generated from the Wisconsin facilities during 2005 and 2006. Pursuant to our agreements with the owners of these facilities, 50% of theses sales were recognized by the Company as revenue and 50% was applied to the balance of the notes. During the first six months of 2008, the balance of the notes receivable was reduced by $198,000 due to the sale of greenhouse gas offset credits.

NOTE I—INCOME TAXES

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we did not have any accrued interest or penalties related to uncertain tax positions. Uncertain tax positions are defined by Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN48”). We determined that we had no tax positions that met the definition of uncertainty under the provisions of FIN48.

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

NOTE L—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These assets include goodwill and other nonamortizable intangible assets. The Company adopted SFAS 157 as of January 1, 2008 and determined the adoption did not have a material impact on our financial statements.

The fair value framework requires a categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2008, substantially all of the fair values of the Company’s financial assets and liabilities were categorized as Level 1.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised-2007) (“SFAS No. 141(R)”). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition – related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement requires that noncontrolling interests be reported as stockholders equity, a change that will effect the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 and does not expect this statement to have a material impact on its financial position and results of operations.

In March 2008, The FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features and derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 and does not expect this statement to have a material impact on its financial position and results of operations.

NOTE M—SUBSEQUENT EVENTS

On July 24, 2008, Microgy Grand Island, LLC, referred to as Grand Island, a wholly owned subsidiary of the Company, closed the sale of tax-exempt bonds through the City of Grand Island, Nebraska resulting in gross proceeds of $7,000,000. The proceeds are to be used to finance part of the construction costs of the proposed biogas facility to be located at the Grand Island, Nebraska beef processing facility of JBS Swift & Co. The bonds that Grand Island issued bear interest at 7% annually and mature on June 1, 2023. Grand Island is required to pay interest only through 2010 with level debt service thereafter. Of the proceeds of the bonds, $700,000 was deposited into a debt service reserve fund to be used to pay interest and principal in the event Grand Island does not have sufficient funds to do so.

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

Overview

Environmental Power Corporation (the “Company”) is a developer, owner, and operator of renewable energy production facilities. The Company’s goal is to produce Energy that is . . . Beyond Renewable®, which the Company defines as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective.

Microgy, Inc., a wholly owned subsidiary of the Company (“Microgy”), is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from livestock and food industry wastes, as well as wastes from other organic sources. The biogas can be sold to an end user or used to produce pipeline-grade methane, which we refer to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy as well as other useful by-products. The Company’s systems utilize a proven biogas production technology that we believe is superior to other such technologies.

Microgy intends to continue to focus on a strategy of developing large-scale standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG produced by such facilities, as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. The strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations.

Microgy began commercial operations at the Huckabay Ridge facility in Stephenville, Texas in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane that is sold as a commodity and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBTUs, of pipeline-grade methane per year.

Microgy also operates three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility (“Dairyland”). The biogas from these projects is used by Dairyland to generate electricity.

Environmental Power and Microgy pursue Microgy’s business through several subsidiaries and special purpose entities. The principal such entity is Microgy Holdings, LLC, which was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt bond financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas, and which is expected to be the vehicle for our proposed tax-exempt bond financing in California relating to our proposed California projects. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The debt held by Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction. Another such entity is Microgy Grand Island, LLC, which was formed to own and operate our Grand Island, Nebraska facility currently under construction, and which is the obligor under our tax-exempt bond financing for such facility described below.

In the past, the Company operated in two major segments: through Microgy, as described above, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s segment.

Discontinued Operations

The Company’s total assets declined from $200,000,000 at December 31, 2007 to $107,000,000 at June 30, 2008 due to the disposition of assets associated with discontinued operations as discussed below.

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

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets.” We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets and statements of operations report the assets, liabilities and operations of Buzzard as discontinued.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and six month periods ended June 30, 2008 with the results of operations for the three and six month periods ended June 30, 2007. Historical results and trends that might be discussed below should not be taken as indicative of the results for the full year or from future operations generally.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007.

Overview For the six months ended June 30, 2008, we had a net loss applicable to common shareholders of $2,453,000 or loss per share of $0.16, compared to a net loss applicable to common shareholders of $8,771,000 or loss per share of $0.89, for the six months ended June 30, 2007. The reduction in net loss applicable to common shareholders is entirely attributable to the gain on disposal of discontinued operations. For the six months ended June 30, 2008 the combined results of operations of discontinued operations and gain on disposal of discontinued operations were income of $6,989,000 or $0.45 per share. For the six months ended June 30, 2007 the results from discontinued operations were a loss of $2,900,000 or $0.29 a share. The income from discontinued operations for the six months ended June 30, 2008 more than offset the increase in the loss from continuing operations. The loss from continuing operations for the six months ended June 30, 2008 was $8,775,000 as compared to a loss from continuing operations of $5,201,000 for the six months ended June 30, 2007.

Revenues Revenue for the six months ended June 30, 2008 increased to $2,083,000 from $542,000 for the six months ended June 30, 2007 an increase of 284%. The increase is attributable to revenues from the Huckabay Ridge facility which began operations in February 2008 and had revenues of $1,346,000 for the six months ended June 30, 2008. The remainder of the increase in revenues was due to sales of greenhouse gas offset credits. During the first six months of 2008 we recorded approximately $198,000 in revenue from sales of these credits. We currently expect revenues to increase in future periods as operations at the Huckabay Ridge facility become more reliable and additional facilities are completed.

Operations and maintenance For the six month period ended June 30, 2008 operations and maintenance expense was $3,253,000 or $2,792,000 more than for the same period in 2007. The increase was due to operations and maintenance expense of $2,994,000 at Huckabay Ridge during the first six months of 2008. Huckabay Ridge began commercial operation in February 2008 so it did not have any operations and maintenance expense in 2007. We currently expect operations and maintenance expense at the Huckabay Ridge facility to decrease as operations at such facility become more reliable, though we expect an overall increase in operations and maintenance expenses in future periods as additional facilities are completed.

General and administrative. General and administrative expenses from continuing operations increased by $872,000 to $6,873,000 for the six months ended June 30, 2008, as compared to $6,001,000 for the same period in 2007. Non-cash compensation expense for stock options, restricted stock and stock appreciation rights was $1,405,000 and $1,437,000 for the six months ended June 30, 2008 and 2007, respectively. The principal reasons for the increase in general and administrative expenses were increases in payroll costs, due to higher employee headcount, travel and entertainment and development costs associated with our efforts to develop new facilities. We have been increasing our staff and our development efforts as we seek to execute on our development plans. These increases in general and administrative expenses also included an increase in professional fees.

Depreciation and amortization. Depreciation and amortization expense increased to $614,000 for the six months ended June 30, 2008, as compared to $148,000 for the six months ended June 30, 2007. The increase in depreciation and amortization expense was principally due to the fact that the first six months of 2008 included five months of depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008, whereas no such depreciation and amortization expense was recorded in the same period in 2007.

Operating Loss. As a result of the changes described above, our operating loss from continuing operations increased to $8,657,000 for the first six months of 2008 from $6,068,000 in the same period in 2007.

Interest income. Interest income for the six months ended June 30, 2008 was $347,000 as compared to $291,000 for the six months ended June 30, 2007. Interest income increased principally because of higher invested cash balances in the six months ended June 30, 2008 as compared to the same period in 2007 due to the funds received from our public offering in October 2007.

Interest expense, net. Interest expense, net, increased to $442,000 for the six months ended June 30, 2008, as compared to $6,000 for the six months ended June 30, 2007. This increase was due to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense.

Other income (expense). We had other expense of $22,000 for the six months ended June 30, 2008, as compared to other income of $583,000 for the six months ended June 30, 2007. The other income in 2007 was the one-time recognition of the reversal of a reserve resulting from the expiration of the statute of limitations on a contingent obligations related to the sale of a project in 2001. Other expense in the six months ended June 30, 2008 was comprised of loss on disposal of fixed assets.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the six months ended June 30 of 2008 or 2007.

Income (loss) from discontinued operations, net of taxes. The results for the six months ended June 30, 2008 include the results of discontinued operations for the two months ended February 29, 2008. We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one time gain of $8,000,000 in the six months ended June 30, 2008 as a result of this disposition. With the exception of a cash payment of $375,000, the gain was non-cash and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000, and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition. The net result of loss from discontinued operations and gain on disposal of discontinued operations for the six months ended June 30, 2008 was income of $6,989,000.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007.

Overview. For the three months ended June 30, 2008, we had a net loss applicable to common shareholders of $5,293,000 or loss per share of $0.34, compared to a net loss applicable to common shareholders of $7,089,000 or loss per share of $0.71 for the three months ended June 30, 2007. The net loss applicable to common shareholders declined in 2008 because for the three months ended June 30, 2007, we had a loss from discontinued operations of $3,235,000 which offset an increase in the net loss from continuing operations.

Revenues. Revenue for the three months ended June 30, 2008 increased to $1,112,000 from $327,000 for the three months ended June 30, 2007 an increase of 240%. The increase is attributable to revenues from the Huckabay Ridge facility which began operations in February 2008 and had revenues of $790,000 for the quarter ended June 30, 2008 whereas such facility was still under construction and had no such revenues in the quarter ended June 30, 2007. We currently expect revenues to increase in future periods as operations at the Huckabay Ridge facility become more reliable and additional facilities are completed.

Operations and maintenance. For the three month period ended June 30, 2008 operations and maintenance expense was $1,937,000 as compared to $244,000 for the same period in 2007, an increase of $1,693,000. The increase was due to operations and maintenance of $1,924,000 at Huckabay Ridge during the second quarter of 2008. Huckabay Ridge began commercial operation in February 2008 so it did not have any operations and maintenance expense in 2007. We currently expect operations and maintenance expense at the Huckabay Ridge facility to decrease as operations at such facility become more reliable, though we expect an overall increase in operations and maintenance expenses in future periods as additional facilities are completed.

General and administrative. General and administrative expenses from continuing operations were essentially the same, decreasing by $44,000 to $3,611,000 for the three months ended June 30, 2008, as compared to $3,656,000 for the same period in 2007.

Depreciation and amortization. Depreciation and amortization expense increased to $354,000 for the three months ended June 30, 2008, as compared to $77,000 for the three months ended June 30, 2007. The increase in depreciation and amortization expense was principally due to the fact that the second quarter of 2008 included three months’ depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008, whereas no such depreciation and amortization expense was recorded for the same period of 2007.

Operating Loss. As a result of the changes described above, our operating loss from continuing operations increased to $4,789,000 in the second quarter of 2008 from $3,650,000 in the same period in 2007.

Interest income. Interest income for the three months ended June 30, 2008 was $100,000 as compared to $132,000 for the three months ended June 30, 2007. Interest income decreased primarily due to lower interest rates on invested cash balances.

Interest expense, net. Interest expense, net, increased to $265,000 for the three months ended June 30, 2008, as compared to $2,000 for the three months ended June 30, 2007. This increase was due principally to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense.

Other income (expense). We had other expense of $9,000 for the three months ended June 30, 2008, as compared to other income of $0 for the three months ended June 30, 2007.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the three months ended June 30 of 2008 or 2007.

Income (loss) from discontinued operations, net of taxes. The results for the three months ended June 30, 2008 do not include the results of discontinued operations because these operations were disposed of in February 2008.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

The following discussion and analysis of our liquidity and capital resources is based on a comparison of balance sheet amounts at June 30, 2008, with balance sheet amounts at December 31, 2007 after the disposal of assets and liabilities related to discontinued operations. In addition, certain significant balance sheet changes resulted from the reclassification of certain items due to the achievement of commercial operations at our Huckabay Ridge facility, as described in greater detail below.

Certain Balance Sheet Items

Cash. The decline in our cash position is explained on the statement of cash flows.

Restricted Cash. The increase in the restricted cash balance reflects interest income earned on the balance. There were no drawdowns from restricted cash in the second quarter of 2008 due to the early stages of engineering and construction activities at our other projects in Texas. In addition, we deposited additional cash into an escrow account as part of an agreement with one of our contractors

Property, plant and equipment, net and construction in progress. The increase in the balance of property plant and equipment at June 30, 2008 of $24,258,000 from $261,000 at December 31 2007 to $24,519,000 at June 30, 2008 is due principally to the completion of the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress. The total cost of the Huckabay Ridge facility, including capitalized interest and financing costs, was $24,446,000, of which $22,768,000 was included in construction in progress at December 31, 2007. This reclassification in costs associated with the Huckabay Ridge facility is the reason for the decline in the balance in construction in progress, which was partially offset by capital expenditures on other projects.

Operating Activities

Our net cash used in operating activities was $5,274,000 for the six months ended June 30, 2008, compared to cash used in operating activities of $6,723,000 for the same period in 2007. We reported a net loss from continuing operations of $8,775,000 and net income from discontinued operations of $6,989,000 for the six months ended June 30, 2008. The following adjustments need to be considered in order to reconcile our net income in the six months ended June 30, 2008 to our net cash used in operating activities:

Results of discontinued operations. The results of discontinued operations include non-cash items including a gain of $2,570,000 which had previously been deferred as a credit on our balance sheet, as well as the forgiveness of an outstanding loan with a balance of $3,456,000 and elimination of other obligations in the amount of $1,630,000.

Depreciation and amortization. During the six months ended June 30, 2008, we recognized depreciation and amortization expense for licensed technology rights of $92,000, property plant and equipment of $511,000 and other amortization of approximately $11,000.

Stock-based compensation. Accounting for options, restricted stock and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $1,405,000 for the six months ended June 30, 2008, as compared to $1,437,000 in such expenses for the same period in 2007.

Investing Activities

Our cash used for investing activities was $6,404,000 for the six months ended June 30, 2008, as compared to $1,221,000 in the same period in 2007. Our investing activities were concentrated primarily in the following areas:

Restricted cash. We are required to hold cash associated with our Texas tax-exempt bond financing with a third party disbursement agent. On June 30, 2008, the disbursement agent was holding balances of $45,624,000 in bond proceeds, compared to $45,785,000 on December 31, 2007. We also hold $547,000 in a restricted cash fund to fund our asset retirement obligation at the Huckabay Ridge facility. The increase in restricted cash reflects interest income earned on invested restricted cash balances. In addition at June 30, 2008 we had an additional escrow account of $865,000 as part of a contractual arrangement.

Construction of projects. For the six months ended June 30, 2008 we incurred expenditures of $5,695,000 related to the construction of projects, including the completion of the Huckabay Ridge facility.

Property, plant and equipment. Property, plant and equipment expenditures were approximately $322,000.

Financing Activities

Our cash used for financing activities was $996,000 for the six months ended June 30, 2008, compared to cash provided by financing activities of $2,190,000 in the six months ended June 30, 2007. We offer the following information concerning the financing activities for our business:

Dividend payments on preferred stock. In January 2008, we made semi-annual dividend payments of approximately $667,000 on our Series A 9% cumulative convertible preferred stock.

Exercise of stock options and warrants. There were no exercise of stock options or warrants during the first six months of 2008. Stock option and warrant exercises in the six months ended June 30, 2007 provided proceeds of $2,876,000.

2008 Outlook

Operations

The following forward-looking information concerning our anticipated results of operations for the full year 2008 is being compared to our historical results of operations for 2007.

We expect increased revenues during 2008, as we recognize sales of RNG® from our Huckabay Ridge facility in Texas, which began commercial operations in February 2008. Our revenues related to the Wisconsin facilities are expected to be consistent with revenues from such facilities in 2007.

We completed sales of greenhouse gas offset credits related to our Wisconsin facilities that were related to the years 2005 and 2006 during the first six months of 2008 and recorded income of $198,000 from these sales which represented 50% of the total proceeds of $396,000 from these sales. We share the proceeds of such sales equally with the owners of the Wisconsin facilities in accordance with the contractual provisions related to such facilities.

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

As a result of the anticipated increased RNG® production, our operation and maintenance expenses are expected to increase during 2008 to reflect the commercial operation of the Huckabay Ridge facility. During the first five months of production, these costs were higher than normal due to start-up expenses, and we are likely to experience some additional start-up related expenses during the third quarter of 2008. Commissioning costs for the Huckabay Ridge facility were capitalized prior to the commencement of commercial operations on February 1, 2008.

The Huckabay Ridge facility operated at production levels significantly lower than that of expected steady state operations due to reliability issues related to the gas conditioning system. We expect production levels to continue to vary as we make improvements to the gas conditioning system, which improvements are expected to be completed later this year.

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

In addition to the Huckabay Ridge facility, our other planned Texas projects are in various stages of our normal development process. Development activities include finalizing off-take agreements, firming up manure and substrate-supply on the best possible terms, identifying and establishing construction contractors, and finalizing standard designs, taking into account our experience from the Huckabay Ridge facility. Our Cnossen and Rio Leche projects are in the engineering and early stages of construction. We held a ground breaking ceremony for our Rio Leche project on June 11, 2008, and expect to hold such a ceremony for the Cnossen project on August 6, 2008.

We have commenced construction on the JBS Swift project in Grand Island, Nebraska. On July 24, 2008 we received $7,000,000 in tax exempt bond financing, less certain closing costs, from the city of Grand Island, Nebraska for the project. The funds are currently restricted for use on the project and held by a trustee, to be disbursed to cover certain documented project expenses. The terms of this financing are set forth in greater detail in our Current Report on Form 8-K, dated July 22, 2008, as filed with the Securities and Exchange Commission on July 25, 2008.

All requisite water and air permits for the Riverdale, Hanford and Bar 20 projects in California have been approved We have applied for approval of tax-exempt bond financing from an authority of the state of California for these projects . The California Debt Limit Allocation Committee approved $32,500,000, $32,900,000 and $26,100,000 for the projects, respectively. We anticipate these arrangements will be similar to the tax exempt bond financing obtained for the Texas projects. We do not yet have any binding commitments for any further financing and we cannot assure you that any such financing will be available to us on favorable terms, or at all.

Cash Flow Outlook

During the remainder of 2008 and early 2009, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. We will require significant additional capital over the next twelve months in order to continue to fund our planned construction program on its current schedule.

Having been issued the requisite permits and obtained volume cap allocations for tax-exempt bond financing for our three California projects, we are now entering the build-out phase for these projects. Our construction schedule presently contemplates a start-to-completion cycle of twelve months. Proceeds from the California bond issue, if successful, are expected to total approximately $85 million and will be used to cover not only construction costs but also debt-service and other normal reserves. Terms of the bond financing are expected to require that we first invest equity in an amount equal to at least 20% of the estimated costs of construction (similar to the terms of the bond-financings for our Texas projects) before bond funds become available to us. Based on our current planned construction schedule, we estimate that we will need to raise approximately $18 million to fund our equity requirements for the California projects over the next year. In addition, we will need to raise equity for the remaining Texas projects over the next year. The aggregate amount has not been defined and will depend upon several factors, including timing of equipment-procurement and the outcome of discussions with our local partner on Mission to improve project economics prior to buildout.

With the recent closing on the tax-exempt bond issue for the Microgy Grand Island project, financing of that project is complete and no further equity is expected to be required.

As of June 30, 2008, we had unrestricted cash on hand of $13 million. We will need to augment these cash resources by additional capital over the next year to cover our project equity requirements described above, as well as ongoing general and administrative expenses and dividend requirements. We have been in discussions with investment banks regarding various financing alternatives and, while we cannot assure success, we believe that we have the ability to raise additional capital on reasonable terms. We have also been in discussions with the holders of our series A preferred stock, whose approval would be required should we elect to pursue a financing other than the issuance of common stock.

Because our anticipated capital needs are based on estimates and assumptions and arise over the next several months, we are currently planning to raise such funding in increments as needed, with the goal of raising the first such increment late in the third quarter or early in the fourth quarter of 2008, although we may raise larger amounts if we can do so on favorable terms. Although we do not have any binding commitments for such financings, we are currently exploring several options and structures for such financing.

On June 30 2008, our unrestricted cash balance was $13,395,000, as compared to $26,069,000 as of December 31, 2007. In addition, our current restricted cash balances were $46,489,000 and $45,785,000, at June 30, 2008 and December 31, 2007, respectively. We have completed the draw down of funds and construction of the Huckabay Ridge facility. The restricted cash represents the remaining proceeds of our $60 million tax-exempt bond financing. For each of the three additional planned RNG® facilities in Texas, we are able to spend up to $15,000,000 from restricted cash, subject to certain restrictions and provided that we have first funded at least 20% of the expected cost of each such facility.

We believe that our current cash balance will be sufficient to fund our minimum lease and debt obligations, current contractual commitments, and our corporate overhead requirements through at least the end of 2008. However, we will require substantial additional financing, at both the project and parent company levels, to complete the construction of currently planned facilities, as noted above, including those already under construction. We currently have no binding commitments for such financing, and we cannot assure you that such financing will be available on terms favorable to us, or at all. If such financing is not obtained in a timely fashion, we will have to alter our construction schedule, and may have to substantially curtail our construction activities.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness in our internal control over financial reporting described below.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated whether any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that the material weakness in our internal control over financial reporting described below continued to impact our internal control over financial reporting as of June 30, 2008.

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

Because some of these improvements are still in the process of being implemented or have only recently been implemented, our management has determined that the controls described in Part II, Item 9A of the 2007 Form 10-K remained inadequate and ineffective as of June 30, 2008. However, we believe that we have taken or are taking the appropriate steps to remediate these material weaknesses and to ensure that our disclosure controls and procedures will be effective at a reasonable assurance level in future periods. We will continue to implement and test our remediation activities.

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the weaknesses discussed above, the Company has never been required to restate the financial statements for a material misstatement.

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

We have a history of losses. For the six months ended June 30, 2008 we incurred a loss from continuing operations of $8,775,000. For the twelve months ended December 31, 2007, we incurred a net loss of $11,200,000 from continuing operations. For the years ended December 31, 2006, and 2005, we incurred net losses of $11,400,000, and $8,800,000, respectively, from continuing operations. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. These ongoing losses will adversely affect our financial condition through at least 2008. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower price for our common stock.

Our sole operating business, Microgy, has limited operating history from which to evaluate its business and products.

Our sole operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and is operating three single digester facilities in Wisconsin and the multi-digester Huckabay Ridge facility, Microgy still has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. In addition, Microgy experienced challenges during the startup and commissioning process for the Huckabay Ridge facility, and is currently in the process of making significant upgrades to the gas conditioning system in order to achieve anticipated performance levels. While we gained valuable knowledge as to our processes, we cannot assure you that similar challenges will not be encountered with respect to future facilities. Because of Microgy’s limited experience, there is a risk that Microgy may never be profitable.

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

Microgy’s failure to accomplish any of these objectives could materially increase the cost, or prevent the successful completion of, development or operation of facilities and incur the loss of any investment made. Many of these objectives are dependent upon decisions by third parties. Delays in such parties’ decision-making process are outside of our control and may have a negative impact on our development costs, cost of operations, receipt of revenue and revenue projections. We expect that, in some cases, it may take a year or more to obtain decisions on permits and approvals and to negotiate and close these complex agreements. Such delays could harm our operating results and financial condition.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2009, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. The availability of additional financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including their assessment of our ability to construct and manage each facility successfully. Such financing may not be available to us on acceptable terms, or at all. If we are unable to obtain the required financing, your investment in our common stock will be materially adversely affected.

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

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and long-term sale agreements, in order to mitigate the associated commodity price risk. For instance, Microgy has entered into a long-term fixed price arrangement with PG&E to purchase the gas produced from our planned California facilities and our Huckabay Ridge facility in an amount up to 8,000 MMBtus per day.

Furthermore, our subsidiary, Microgy Holdings, is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. We believe that these arrangements will be considered normal purchases and sales and will not be subject to derivative accounting. However, we cannot assure you that any such risk management vehicles will be available or successful. As a result, any such facility, and Microgy as a whole, may experience substantial adverse fluctuations in its natural gas revenues and related profitability.

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

Microgy’s facilities, and the anaerobic digestion process on which they are based, are complex and, therefore, sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. For instance, Texas experienced record cold temperatures in early 2007 which negatively impacted the startup of the Huckabay Ridge facility. Furthermore, our Grand Island, Nebraska facility, currently under construction, is located in a region known for intense thunderstorms and tornado activity. In addition, unusually heavy rains can upset the proper mix of inputs necessary for the anaerobic digestion process, and facilities can also be sensitive to lightning strikes. While Microgy considers typical local weather conditions in the design of its facilities, Microgy cannot anticipate all unusual weather events, and such events have had and may in the future have a material adverse effect on the operation of its facilities.

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

We have identified material weaknesses in our internal control over financial reporting that have not yet been effectively remediated. Any inability on our part to remediate these material weaknesses promptly and effectively, or any material weaknesses in our internal control over financial reporting that we discover and report in the future, may result in material misstatements of our financial statements, class action litigation or delisting of our stock.

We identified material weaknesses in our internal control over financial reporting as discussed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007. As discussed above under Part II Item 4 of this Quarterly Report on Form 10-Q, these material weaknesses have not yet been fully remediated. If the remedial measures described in Item 4 are insufficient to address any of the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may be subject to class action litigation, and our common stock may be delisted from The NASDAQ Capital Market. For example, material weaknesses that remain unremediated could result in material post-closing adjustments in future financial statements. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or reports we file with the Securities and Exchange Commission.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of June 30, 2008, we had approximately 1,275,320 shares of restricted common stock outstanding, including approximately 2,823,659 shares of common stock issuable upon conversion of our series A preferred stock all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144. We are currently authorized to issue 50,000,000 shares of common stock.

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

As of June 30, 2008, we had outstanding options and warrants to acquire up to approximately 5,185,776 shares of our common stock at prices ranging from $1.75 to $10.50 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of June 30, 2008, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of June 30, 2008, management and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 15.3% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 15.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from June 1, 2008 to June 30, 2008, our daily trading volume ranged from a low of 29,200 shares to a high of 239,900 shares, and averaged 83,875 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, of which 15,712,534 are issued and outstanding and 5,185,776 have been reserved for issuance upon the exercise of options and warrants outstanding as of June 30, 2008. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Stock Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders (Need votes From Scott)

We held our Annual Meeting of Stockholders on June 11, 2008. At the Annual Meeting, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Roger S. Ballentine	11,007,570	66,715
John R. Cooper	10,387,772	686,513
Joseph E. Cresci	11,009,609	64,676
Lon Hatamiya	10,385,779	688,506
Richard E. Kessel	11,010,179	64,106
Steven Kessner	10,388,079	686,206
August Schumacher, Jr.	10,387,630	686,655
Kamlesh R. Tejwani	10,998,435	75,850
Robert I. Weisberg	10,387,630	686,655

In addition, our stockholders acted upon and approved the following item by the following vote:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
The ratification of our board of directors’ selection of Vitale, Caturano & Company, Ltd. as our Independent auditors for the fiscal year ending December 31, 2008.	11,028,202	17,794	28,289	0

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

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

July 31, 2008

Exhibit Index
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