Form 10-Q
period 2008-09-30
ENVIRONMENTAL POWER CORP
filed 2008-11-10
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock outstanding at September 30, 2008: 15,624,104 shares

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,485,960	$26,069,198
Restricted cash	111,044,158	45,784,702
Receivables	426,379	741,730
Other current assets	152,274	130,194
Current assets of discontinued operations	—	18,588,080

Total Current Assets	118,108,771	91,313,904
Restricted cash, non current	550,444	489,477
Property, plant, and equipment, net	24,245,100	261,171
Construction in progress	14,700,305	27,640,619
Goodwill	4,912,866	4,912,866
Licensed technology rights, net	2,375,671	2,514,796
Notes receivable, net	1,644,127	1,841,740
Deferred financing costs, net	5,059,634	2,564,882
Other assets	83,469	97,603
Long term assets of discontinued operations	—	68,334,073

TOTAL ASSETS	$171,680,387	$199,971,131

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,475,331	$2,517,468
Current liabilities of discontinued operations	—	21,391,138

Total Current Liabilities	4,475,331	23,908,606

Other Liabilities	323,708	204,484
Long term debt	129,482,907	60,453,983
Long term liabilities of discontinued operations	—	72,132,497

Total Liabilities	134,281,946	156,699,570

Minority Interests	100	100
Preferred Stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100

Common stock (3)	157,125	156,677
Additional paid-in capital	89,718,085	88,036,289
Accumulated deficit	(61,609,369)	(54,054,005)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Common Shareholders’ Equity	27,242,220	33,115,340

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$171,680,387	$199,971,131

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of September 30, 2008 and December 31, 2007.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2008 and December 31, 2007.
(3)	$.01 par value; 50,000,000 shares authorized; 15,712,534 issued and 15,624,104 outstanding as of September 30, 2008 and 15,667,784 issued and 15,579,354 outstanding as of December 31, 2007.
(4)	88,430 shares at cost, as of September 30, 2008 and December 31, 2007.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$456,250	$343,607	$2,538,941	$885,829

COSTS AND EXPENSES:
Operations and maintenance	1,784,707	312,997	5,037,907	774,057
General and administrative	2,865,233	3,775,864	9,737,772	9,776,918
Depreciation and amortization	378,747	78,169	993,100	226,334

TOTAL COSTS AND EXPENSES	5,028,687	4,167,030	15,768,779	10,777,309
OPERATING LOSS	(4,572,437)	(3,823,423)	(13,229,838)	(9,891,480)
OTHER INCOME (EXPENSE):
Interest income	87,700	109,624	434,454	400,402
Interest expense	(262,690)	(3,326)	(704,716)	(9,528)
Other income (expense)	(14,620)	—	(36,862)	583,116

TOTAL OTHER INCOME (EXPENSE)	(189,610)	106,298	(307,124)	973,990
LOSS BEFORE TAXES	(4,762,047)	(3,717,125)	(13,536,962)	(8,917,490)
INCOME TAX EXPENSE	—	100	—	900
NET LOSS FROM CONTINUING OPERATIONS	(4,762,047)	(3,717,225)	(13,536,962)	(8,918,390)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	(2,040,648)	(1,010,534)	(4,941,121)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0		—	7,999,858	—
NET LOSS	(4,762,047)	(5,757,873)	(6,547,638)	(13,859,511)
Preferred Securities Dividend Requirements	(325,634)	(336,274)	(992,726)	(1,006,034)
Beneficial Conversation Feature of Preferred Stock		(57,148)		(57,148)
Change in Value of Modified Warrants	—	(97,404)	—	(97,404)

Loss Applicable to Common Shareholders	(5,087,681)	(6,248,699)	(7,540,364)	(15,020,097)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.33)	$(0.41)	$(0.93)	$(1.01)
DISCONTINUED OPERATIONS	—	(0.20)	0.45	(0.50)

NET INCOME (LOSS)	$(0.33)	$(0.61)	$(0.48)	$(1.51)

SHARES USED TO CALCULATE INCOME( LOSS) PER SHARE
BASIC and DILUTED	15,579,354	10,172,973	15,579,354	9,970,088

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,547,638)	$(13,859,511)

Non-cash adjustments
Results of discontinued operations	(6,989,324)	—
Depreciation and amortization	993,100	349,778
Amortization of deferred gain	—	(231,309)
Non-cash interest expense	—	441,441
Stock based compensation expense	1,682,244	2,112,180
Write-off of Sunnyside liability	—	(583,030)
Accrued power generation revenues	—	5,350,430
Accrued lease expenses	—	(5,350,430)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	315,351	(2,348,574)
Increase in fuel inventory	—	271,635
Decrease in other current assets	(22,080)	(28,343)
Decrease in notes receivable	197,613	75,964
Decrease in other assets	—	204,350
Increase in accounts payable	532,195
Increase in accrued expenses	750,034	5,649,887
Other, net	26,976	—

Net cash used in operating activities	(9,061,529)	(7,945,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	375,000	—
(Increase) decrease in restricted cash	(65,320,423)	6,016,370
Construction of projects	(11,505,420)	(7,831,876)
Finance costs	(2,511,429)	(1,962,839)
Property, plant and equipment, and capital lease expenditures	(375,493)	(72,143)

Net cash used for investing activities	(79,337,765)	(3,850,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred stock	(667,092)	(869,760)
Payment of dividend on behalf of subsidiary	(15,000)	—
Net proceeds from long term debt	69,378,924	189,775
Exercise of stock options	—	2,951,786
Increase in other liabilities	119,224	—
Net borrowings under working capital loan	—	(385,500)

Net cash provided by financing activities	68,816,056	1,886,301

DECREASE IN CASH AND CASH EQUIVALENTS	(19,583,238)	(9,909,719)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,069,198	13,794,091

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,485,960	$3,884,372

Supplemental disclosure of cash flow information
Cash paid for interest (Net of amount capitalized)	$(529,716)	$(225,068)

Non-cash investing and financing activity
Non cash dividend of Series A Preferred Stock Holders	(326,634)	(333,945)
Beneficial conversation feature of preferred stock	—	(57,148)
Change in value of modified warrants	—	(97,404)
Warrants capitalized in construction in progress	—	(802,632)
Common stock subscription	—	26,199,000

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Nine Months Ended September 30, 2008

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2007	15,667,784	$156,677	$88,036,289	$(54,054,005)	88,430	$(385,402)	$(638,219)	$33,115,340
Dividends on preferred stock				(992,726)				(992,726)
Stock based compensation expense			1,682,244					1,682,244
Dividend paid on behalf of subsidiary				(15,000)				(15,000)
Issuance of restricted stock	44,750	448	(448)					—
Net loss				(6,547,638)				(6,547,638)
Balance at September 30, 2008	15,712,534	$157,125	$89,718,085	$(61,609,369)	88,430	$(385,402)	$(638,219)	$27,242,220

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note B – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

NOTE B—THE COMPANY

We are a developer, owner, and operator of renewable energy production facilities. Our goal is to produce Energy that is . . . Beyond Renewable®, which, we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective.

Our wholly owned subsidiary, Microgy, Inc. referred to as Microgy, is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from livestock and food industry wastes, as well as wastes from other organic sources. The biogas is a versatile renewable energy source and can be sold to an end user or used to produce pipeline-grade methane, which we refer to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy as well as other useful by-products. Microgy’s systems utilize a proven biogas production technology that we believe is superior to other such technologies.

Microgy intends to continue to focus on a strategy of developing large-scale standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG produced by such facilities, as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. The strategy encompasses the construction and operation of stand-alone plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations. Microgy’s goal is to negotiate mid- to long term offtake arrangements through which it can obtain a premium price for the gas produced by its facilities.

Microgy began commercial operations at the Huckabay Ridge facility in Stephenville, Texas in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year.

Microgy also operates three single digester facilities in Wisconsin. In accordance with our previous business model of selling digester facilities to farms, Microgy sold these projects to the farms on which they are located and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity.

Environmental Power and Microgy pursue Microgy’s business through several subsidiaries and special purpose entities. The principal such entity is Microgy Holdings, LLC (“Microgy Holdings”) which was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60.0 million tax-exempt bond financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas, including the Huckabay Ridge facility and which is the obligor for our $62.425 million tax-exempt bond financing we completed in September 2008 relating to our California facilities at Hanford and Riverdale. We currently anticipate pursuing an additional $26.02 million in tax-exempt bond financing in California for our Bar 20 project. The assets financed by the Texas and California tax-exempt bond financing are pledged as collateral to secure such obligations. The indebtedness of Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other costs and expenses. Another such entity is Microgy Grand Island, LLC, which was formed to own and operate our facility currently under construction at the JBS Swift & Co. beef processing facility in Grand Island, Nebraska, and which is the obligor under our $7.0 million tax-exempt bond financing for such facility.

In the past, we operated in two major segments: through Microgy, as described above, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s renewable energy segment

Discontinued Operations

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

We completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company and the Company’s subsidiary, EPC Corporation. We recorded net income from discontinued operations for the nine months ended September 30, 2008 of $6,989,000.The net income reflects a loss from operations of approximately $1,011,000 and a one time gain from disposal of approximately $8,000,000. The gain of approximately $8,000,000 on the transaction, with the exception of a cash payment of $375,000, was non-cash in nature. The components of the gain included $3,456,000 in forgiveness of indebtedness, $2,570,000 for the recognition of a previously deferred gain and $1,630,000 for the relief of net obligations of Buzzard. The transaction was recorded net of tax of $0 because it is anticipated that existing net operating loss carry forwards will offset any federal or state tax liabilities.

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

NOTE D—NET INCOME OR LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting net loss per share information. Basic loss per common share for continuing and discontinued operations is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share excludes common stock equivalent shares and unexercised stock options as their effect would be antidilutive.

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

During the nine months of 2008, the Company granted 44,750 shares of restricted stock to certain employees which vest over a two-year period. The restricted shares had an aggregate market value at the date of issuance of approximately $247,000. The Company uses the intrinsic value method to measure the compensation expense related to these shares, is amortizing the expense over the two-year vesting period and recorded approximately $27,700 in expense during the third quarter of 2008.

Total stock-based compensation for the three and nine months ended September 30, 2008 was $277,132 and $1,682,244, respectively. In the three and nine months ended September 30, 2007, we recognized $675,588 and $2,112,180, respectively in non-cash compensation expense under SFAS 123R. The total compensation cost related to unvested stock-based awards for not yet recognized is $819,934. This amount will be charged against income over the next three years.

Valuation Assumptions: The fair value of stock options and stock appreciation rights granted during the three months and nine months ended September 30, 2008 and September 30, 2007 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Fair Market Value Per Share	$3.20	$3.40	$3.20	$4.20
Assumptions
Risk-free rate of return	3.27%	4.08%	3.27%	4.37%
Volatility	69.73%	79.30%	69.73%	75.62%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	5	5	5	4.43

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

Accumulated amortization of licensed technology rights was $1,334,329 as of September 30, 2008 and $1,195,204 as of December 31, 2007. Amortization expense for licensed technology rights was $46,375 for the three months ended September 30, 2008 and $139,125 for the nine months ended September 30, 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2008	2009	2010	2011	2012	Thereafter	Total
$46,375	185,500	185,500	185,500	185,500	1,587,296	$2,375,671

NOTE G— LONG-TERM OBLIGATIONS AND CONTRACTUAL OBLIGATIONS

Issuance of Long-Term Debt

In September 2008, Microgy Holdings closed a $62.425 million tax-exempt bond financing through the California Statewide Communities Development Authority. The bonds were issued at par and will pay interest at the rate of 9% per annum. The proceeds of the bond offering will provide debt financing for the construction of two proposed renewable natural gas facilities in California being developed by Microgy. The bonds carry certain restrictions and covenants, including restrictions on the use of funds. In addition, Microgy Holdings, may not access the funds until it has raised an additional $45 million in capital of which $17.5 million is available for the construction of the California facilities, and its Huckabay Ridge facility has met certain operating performance benchmarks. Interest on the bonds will be calculated on the basis of a 360- day year of twelve 30- day months and will be payable each June 1st and December 1st.

In July 2008, Microgy Grand Island, LLC referred to as Grand Island, closed a $7.0 million tax-exempt bond financing through the City of Grand Island, Nebraska. The bonds were issued at par and will pay interest at the rate of 7% per annum. The proceeds of the bond offering will provide debt financing for the construction of the proposed biogas facility to be located at the Grand Island, Nebraska beef processing facility of JBS Swift & Co. being developed by Microgy. The bonds carry certain restrictions and covenants, including restrictions on the use of funds. Interest on the bonds will be calculated on the basis of a 360-day year of twelve 30- day months and will be payable each June 1st and December 1st.

Contractual Obligations

The following table shows our known future contractual obligations of the types specified in Item 303(a) (5) of Regulation S-K.

Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Operating Leases(1)	$84,168	$337,090	$340,321	$274,095	$222,156	—	$1,257,830
Microgy Commitments(2)	1,077,000	3,000,000	—	—	—	—	4,077,000
Tax Exempt Bonds(3)	3,646,211	10,308,250	10,308,250	10,658,250	11,603,750	300,886,100	347,410,811
Vehicle Loan and Other Capital Leases(4)	10,964	31,827	19,814	—	—	—	62,605

TOTAL	$4,818,343	$13,677,167	$10,668,385	$10,932,345	$11,825,906	$300,886,100	$352,808,246

(1)	We are obligated under various non-cancelable operating leases for office space and automobiles. Rent expense for these operating leases was $424,765, $286,501, and $174,334, in 2007, 2006 and 2005, respectively. In the three and nine months ended September 30, 2008, our rent expense for operating leases was $113,667and $293,848, respectively.

(2)	These commitments relate to various purchase agreements, including minimum purchase agreements with SouthTex Treaters for gas treatment and conditioning equipment, made in connection with our Microgy facilities. These obligations can be funded by restricted cash balances.
(3)	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.
(4)	We are obligated under various non-cancelable capital leases for automobiles and computer equipment.

The following table describes our debt obligations as of September 30, 2008 and December 31, 2007:

Secured Promissory Notes Payable and Other Obligations	September 30, 2008	December 31, 2007
Automobile loan & capital leases	$57,907	$103,983
Tax exempt bond financings	129,425,000	60,350,000
TOTAL	$129,482,907	$60,453,983

NOTE H—NOTES RECEIVABLE

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of September 30, 2008 and December 31, 2007. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Notes Receivable
Notes receivable	$2,394,127	$2,591,740
Reserve for any future cash flow deficiencies	(750,000)	(750,000)
Notes receivable, net	$1,644,127	$1,841,740

Beginning in the third quarter of 2007, we sold the greenhouse gas sequestration credits generated from the Wisconsin facilities during 2005 and 2006. Pursuant to our agreements with the owners of these facilities, 50% of theses sales were recognized by the Company as revenue and 50% was applied to the balance of the notes. During the first nine months of 2008, the balance of the notes receivable was reduced by $198,000 due to the sale of greenhouse gas offset credits.

NOTE I—INCOME TAXES

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we did not have any accrued interest or penalties related to uncertain tax positions. Uncertain tax positions are defined by Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN48”). We determined that we had no tax positions that met the definition of uncertainty under the provisions of FIN48.

We file income tax returns with federal, state, and local authorities. The 2002 federal and state returns were examined and closed in 2007 and no material adjustments to any of our tax positions were identified. Our federal and state tax returns subsequent to 2002 remain subject to possible future examinations by relevant tax authorities.

NOTE J— PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

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

NOTE L—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These assets include goodwill and other nonamortizable intangible assets. We adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material impact on our financial statements.

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

As of September 30, 2008, substantially all of the fair values of our financial assets and liabilities were categorized as Level 1.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised-2007) (“SFAS No. 141(R)”). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition – related transaction and restructuring costs to be expensed rather than treated as part o f the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact this statement will have on our financial position and results of operations and do not expect this statement to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement requires that non controlling interests be reported as stockholders equity, a change that will effect our financial statement presentation of minority interests in our consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 and do not expect this statement to have a material impact on our financial position and results of operations.

In March 2008, The FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features and derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 and do not expect this statement to have a material impact on our financial position and results of operations.

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

Overview

Environmental Power Corporation is a developer, owner, and operator of renewable energy production facilities. The Company’s goal is to produce Energy that is . . . Beyond Renewable®, which we define as energy that not only uses waste materials instead of limited resources, but that also is clean, reliable, and cost-effective.

Our wholly owned subsidiary, Microgy, Inc. referred to as Microgy, is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from livestock and food industry wastes, as well as wastes from other organic sources. The biogas is a versatile renewable energy source and can be sold to an end user or used to produce pipeline-grade methane, which we refer to as renewable natural gas, or RNG® , liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy as well as other useful by-products. Microgy’s systems utilize a proven biogas production technology that we believe is superior to other such technologies.

Microgy intends to continue to focus on a strategy of developing large-scale standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG produced by such facilities, as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. The strategy encompasses the construction and operation of stand-alone plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations. Microgy’s goal is to negotiate mid- to long term offtake arrangements through which it can obtain a premium price for the gas produced by its facilities.

Microgy began commercial operations at the Huckabay Ridge facility in Stephenville, Texas in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year.

Microgy also operates three single digester facilities in Wisconsin. In accordance with our previous business model of selling digester facilities to farms, Microgy sold these projects to the farms on which they are located and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity.

Environmental Power and Microgy pursue Microgy’s business through several subsidiaries and special purpose entities. The principal such entity is Microgy Holdings, LLC, referred to as Microgy Holdings, which was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt bond financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas, including the Huckabay Ridge facility and which is the obligor for our $62.425 million tax-exempt bond financing we completed in September 2008 relating to our proposed California facilities. We currently anticipate pursuing an additional $26.02 million in tax-exempt bond financing in California. The assets financed by the Texas and California tax-exempt bond financing are pledged as collateral to secure such obligations. The indebtedness of Microgy Holdings is non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other costs and expenses. Another such entity is Microgy Grand Island, LLC, which was formed to own and operate our facility currently under construction at the JBS Swift & Co. beef processing facility in Grand Island, Nebraska, and which is the obligor under our $7.0 million tax-exempt bond financing for such facility.

In the past, we operated in two major segments: through Microgy, as described above, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest in the Scrubgrass facility. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We now operate only in Microgy’s renewable energy segment.

Discontinued Operations

Due to the disposition of assets associated with discontinued operations, as discussed below, offset in part by higher restricted cash balances from the completion of our tax exempt bond financings in California and Nebraska, our total assets declined from $200,000,000 at December 31, 2007 to $172,000,000 at September 30, 2008.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine month periods ended September 30, 2008 with the results of operations for the three and nine month periods ended September 30, 2007. Historical results and trends that might be discussed below should not be taken as indicative of the results for the full year or for future operations generally.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Overview. For the nine months ended September 30, 2008, we had a net loss applicable to common shareholders of $7,540,000 or loss per share of $0.48, compared to a net loss applicable to common shareholders of $15,020,000 or loss per share of $1.51, for the nine months ended September 30, 2007. The reduction in net loss applicable to common shareholders is attributable to the gain on disposal of discontinued operations. For the nine months ended September 30, 2008 the combined impact of results of operations of discontinued operations and gain on disposal of discontinued operations was income of $6,989,000 or $0.45 per share. For the nine months ended September 30, 2007 the results from discontinued operations were a loss of $4,941,000 or $0.50 a share. The income from discontinued operations for the nine months ended September 30, 2008 more than offset the increase in the loss from continuing operations. The loss from continuing operations for the nine months ended September 30, 2008 was $13,537,000, or $.93 per share as compared to a loss from continuing operations of $8,918,000 or $1.01 per share for the nine months ended September 30, 2007.

Revenues. Revenue for the nine months ended September 30, 2008 increased to $2,539,000 from $886,000 for the nine months ended September 30, 2007 an increase of 186%. The increase is attributable primarily to revenues from the Huckabay Ridge facility which began operations in February 2008 and had revenues of $1,497,000 for the nine months ended September 30, 2008. Huckabay Ridge did not have revenues in August and September as the facility was taken out of service so that certain repairs, equipment upgrades and operating improvements could be implemented. The remainder of the increase in revenues was due to sales of greenhouse gas sequestration credits. During the first nine months of 2008 we recorded approximately $198,000 in revenue from sales of these credits.

Operations and maintenance expenses. For the nine month period ended September 30, 2008 operations and maintenance expense was $5,038,000, an increase of $4,264,000 over operations and maintenance expenses for the same period in 2007. The increase was due to operations and maintenance expense of $4,634,000 at Huckabay Ridge during the first nine months of 2008. Huckabay Ridge began commercial operation in February 2008 so it did not have any operations and maintenance expense in 2007. We currently expect operations and maintenance expense at the Huckabay Ridge facility to decrease as operations at the facility become more reliable when the improvements to the biogas collection and conditioning areas are finalized in November 2008. We expect an overall increase in operations and maintenance expenses in future periods as additional facilities are completed.

General and administrative expenses. General and administrative expenses from continuing operations decreased by $39,000 to $9,738,000 for the nine months ended September 30, 2008, as compared to $9,777,000 for the same period in 2007. In the 2008 period, declines in expenses for compensation expense and non-cash compensation for stock appreciation rights, stock options and restricted stocks awards were partially offset by higher costs for development expenses and professional fees.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $993,000 for the nine months ended September 30, 2008, as compared to $226,000 for the nine months ended September 30, 2007. The increase in depreciation and amortization expense was principally due to the fact that the first nine months of 2008 included eight months of depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008.

Operating loss. As a result of the changes described above, our operating loss from continuing operations increased to $13,230,000 for the first nine months of 2008 from $9,891,000 in the same period in 2007.

Interest income. Interest income for the nine months ended September 30, 2008 was $435,000 as compared to $400,000 for the nine months ended September 30, 2007. Interest income increased principally because of higher invested cash balances in the nine months ended September 30, 2008 as compared to the same period in 2007 due to the funds received from our public offering in October 2007. The higher balances were partially offset by lower rates on invested funds.

This increase was due to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when construction was completed in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense.

The other income in 2007 was the one-time recognition of the reversal of a reserve resulting from the expiration of the statute of limitations on contingent obligations related to the sale of a project in 2001. Other expense in the nine months ended September 30, 2008 was comprised of losses on disposals of fixed assets due to our closing office facilities in Portsmouth, New Hampshire and Golden, Colorado.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the nine months ended September 30, 2008 or 2007.

We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one time gain of $8,000,000 in the nine months ended September 30, 2008. With the exception of a cash payment of $375,000, the gain was non-cash and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000, and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition. The net result of loss from discontinued operations and gain on disposal of discontinued operations for the nine months ended September 30, 2008 was income of $6,989,000.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Overview. For the three months ended September 30, 2008, we had a net loss applicable to common shareholders of $5,088,000 or loss per share of $0.33, compared to a net loss applicable to common shareholders of $6,249,000 or loss per share of $0.61 for the three months ended September 30, 2007. The net loss applicable to common shareholders declined in the 2008 period as compared to the 2007 period because for the three months ended September 30, 2007, we had a loss from discontinued operations of $2,041,000, which offset an increase in the net loss from continuing operations.

Revenues. Revenue for the three months ended September 30, 2008 increased to $456,000 from $344,000 for the three months ended September 30, 2007. The increase is attributable to revenues from the Huckabay Ridge facility for the month of July 2008, which was not yet producing salable quantities of gas in the 2007 period, and which did not produce saleable quantities of gas in August and September 2008. We currently expect revenues to increase in future periods as operations at the Huckabay Ridge facility are resumed and additional facilities are completed.

Operations and maintenance expenses. For the three month period ended September 30, 2008 operations and maintenance expense was $1,785,000 as compared to $313,000 for the same period in 2007, an increase of $1,472,000. The increase was due to operations and maintenance expenses at Huckabay Ridge during the third quarter of 2008. Huckabay Ridge began commercial operation in February 2008 so it did not have any operations and maintenance expense in the third quarter of 2007. We currently expect operations and maintenance expense at the Huckabay Ridge facility to decrease as operations at this facility become more reliable when the improvements to the biogas collection and conditioning areas are finalized in November 2008. We expect an overall increase in operations and maintenance expenses in future periods as additional facilities are completed.

General and administrative expenses. General and administrative expenses from continuing operations declined, by $911,000 to $2,865,000 for the three months ended September 30, 2008, as compared to $3,776,000 for the same period in 2007. The decline is attributable to lower salary expenses in 2008 due to severance payments in the third quarter of 2007 which we did not have in the third quarter of 2008, as well as lower non-cash compensation in 2008 due to reduced expense from stock options and stock appreciation rights.

Depreciation and amortization expenses. The increase in depreciation and amortization expense was principally due to the fact that the third quarter of 2008 included three months’ depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008.

Operating loss. As a result of the changes described above, our operating loss from continuing operations increased to $4,572,000 in the third quarter of 2008 from $3,823,000 in the same period in 2007.

Interest income. Interest income for the three months ended September 30, 2008 was $88,000 as compared to $110,000 for the three months ended September 30, 2007. Interest income decreased primarily due to lower interest rates on invested cash balances.

Interest expense. Interest expense increased to $263,000 for the three months ended September 30, 2008, as compared to $3,000 for the three months ended September 30, 2007. This increase was due principally to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense.

Other income (expense). We had other expense of $15,000 for the three months ended September 30, 2008, as compared to other income of $0 for the three months ended September 30, 2007. The other expense in 2008 was the result of the write off of certain assets at our Golden Colorado office relating to the closure of that office.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the three months ended September 30 of 2008 or 2007.

Loss from discontinued operations, net of taxes. The results for the three months ended September 30, 2008 do not include the results of discontinued operations because these operations were disposed of in February 2008.

Liquidity and Capital Resources

Introduction

The following discussion and analysis of our liquidity and capital resources is based on a comparison of balance sheet amounts at September 30, 2008, with balance sheet amounts at December 31, 2007 after the disposal of assets and liabilities related to discontinued operations. In addition, certain significant balance sheet changes resulted from the reclassification of certain items due to the achievement of commercial operations at our Huckabay Ridge facility, as described in greater detail below.

Certain Balance Sheet Items

Cash. The decline in our cash position is explained on the statement of cash flows.

Restricted Cash. The increase in the restricted cash balance reflects the proceeds from the $62.425 million tax-exempt debt offering in California and the $7.0 million tax-exempt debt offering in Nebraska less California and Nebraska offering costs and draw downs in Nebraska for construction.

Property, plant and equipment, net and construction in progress. The property plant and equipment balances were $24,245,000 and $261,000 as of September 30, 2008 and December 31, 2007, respectively. The increase is principally due to the completion of the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress. The total cost of the Huckabay Ridge facility, including capitalized interest and financing costs, was $24,446,000, of which $22,768,000 was included in construction in progress at December 31, 2007. This reclassification in costs associated with the Huckabay Ridge facility is the reason for the decline in the balance in construction in progress, which was partially offset by capital expenditures on other projects.

Operating Activities

Our net cash used in operating activities was $8,736,000 for the nine months ended September 30, 2008, compared to cash used in operating activities of $7,946,000 for the same period in 2007. We reported a net loss from continuing operations of $13,537,000 and net income from discontinued operations of $6,989,000 for the nine months ended September 30, 2008. The following adjustments need to be considered in order to reconcile our net loss in the nine months ended September 30, 2008 to our net cash used in operating activities:

Results of discontinued operations. The results of discontinued operations include non-cash items of a gain of $2,570,000 which had previously been deferred as a credit on our balance sheet, as well as the forgiveness of an outstanding loan with a balance of $3,456,000 and elimination of other obligations in the amount of $1,630,000.

Depreciation and amortization. During the nine months ended September 30, 2008, we recognized depreciation of property plant and equipment of $854,000 and amortization expense for licensed technology rights of $139,000.

Stock-based compensation. Accounting for options, restricted stock and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $1,682,000 for the nine months ended September 30, 2008, as compared to $2,112,000 in such expenses for the same period in 2007.

Investing Activities

Our cash used for investing activities was $79,338,000 for the nine months ended September 30, 2008, as compared to $3,850,000 in the same period in 2007. Our investing activities were concentrated primarily in the following areas:

Restricted cash. The increase in restricted cash for the nine months ended September 30, 2008 of $65,320,000 reflects principally the net proceeds from the $62.425 million California financing and the $7.0 million Nebraska financing, less costs of issuance and costs of construction for the Grand Island, Nebraska facility.

Construction of projects. For the nine months ended September 30, 2008 we incurred expenditures of $11,505,000 related to the construction of projects, including the completion of the Huckabay Ridge facility.

Financing costs. The $2,511,000 used for financing costs for the first nine months of 2008 results from the costs of issuance of the tax -exempt bond financings in California and Nebraska.

Property, plant and equipment. Property, plant and equipment expenditures were approximately $375,000.

Financing Activities

Our cash provided by financing activities was $68,490,000 for the nine months ended September 30, 2008, compared to cash provided by financing activities of $1,886,000 in the nine months ended September 30, 2007. We offer the following information concerning the financing activities for our business:

Dividends on preferred stock. Our Series A cumulative convertible preferred stock has a 9% dividend payable semi-annually. We paid $667,000 in such dividends on July 1, 2008 and accrued an additional $327,000 in respect of this dividend in the three months ended September 30, 2008.

Net proceeds from long-term debt. Through Microgy Holdings and Microgy Grand Island, LLC, we incurred 62.425 million and $7.0 million in long-term debt in connection with our tax-exempt bond financings in California and Nebraska, respectively.

Exercise of stock options and warrants. There was no exercise of stock options or warrants during the first nine months of 2008. Stock option and warrant exercises in the nine months ended September 30, 2007 provided proceeds of $2,952,000.

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

At Huckabay Ridge, we are nearing the end of an outage during which we are implementing comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system. These upgrades will bring the facility into conformity with the third-generation project design that we are utilizing on our next round of facilities. We are also utilizing the outage to complete repairs to two digester tanks that sustained damage due to over pressurization. The sources of over pressurization have been identified and are being addressed in the current upgrades. With the completion of these upgrades, we expect our Huckabay Ridge facility to be capable of achieving an operating rate equal to its annualized production target of 635,000 MMbtus per year. However, we expect production at the Huckabay Ridge facility to vary during the remainder of 2008 until these upgrades and modifications are completed and the digesters are brought back on line.

As a result of the anticipated increased RNG® production, our operation and maintenance expenses are expected to increase during 2008 to reflect the commercial operation of the Huckabay Ridge facility. During the first five months of production, these costs were higher than normal due to start-up expenses, and we are likely to experience some additional start-up related expenses during the third and fourth quarters of 2008. Commissioning costs for the Huckabay Ridge facility were capitalized prior to the commencement of commercial operations on February 1, 2008.

We have instituted a number of steps to reduce or eliminate certain general and administrative costs. Although 2008 expenses are expected to decline slightly or remain constant relative to 2007, we believe these measures will result in future reduced general and administrative costs as the full annual impact of these measures take effect.

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

We have commenced construction on the biogas facility located at the JBS Swift & Co. beef processing plant in Grand Island, Nebraska. In July 2008 we received $7,000,000 in tax exempt bond financing, less certain closing costs, from the city of Grand Island, Nebraska for the project. The funds are currently restricted for use on the project and held by a trustee, to be disbursed to cover certain documented project expenses. The terms of this financing are set forth in greater detail in our Current Report on Form 8-K, dated July 22, 2008, as filed with the Securities and Exchange Commission on July 25, 2008.

All requisite water and air permits for the Riverdale, Hanford and Bar 20 projects in California have been approved. We have closed on $62.425 million of tax-exempt bond financing in California for the Riverdale and Hanford facilities, and expect to close on an additional $26.02 million of such financing for the Bar 20 facility, though we do not yet have any binding commitments for such additional financing. The terms of our California financing are set forth in greater detail in our Current Report on Form 8-K, dated August 28, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

Cash Flow Outlook

During the remainder of 2008 and early 2009, we expect to fund our business activities principally from available cash balances, investment earnings, raising additional funds through debt and/or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. We will require significant additional capital over the next twelve months in order to continue to fund our planned construction program on its current schedule.

We have raised gross proceeds from the California tax-exempt bond issuance of $62.425 million to date, and currently expect to seek additional tax-exempt bond financing in California of $26.02 million. The proceeds from these financings will be used to cover not only construction costs but also debt-service and other normal reserves. Terms of the bond financings require that we first invest equity in an amount equal to at least 20% of the estimated costs of construction (similar to the terms of the bond-financings for our Texas projects) before bond funds become available to us, that Environmental Power or its subsidiaries raise at least $45 million in additional capital prior to June 30, 2009, of which at least $17.5 million is available to fund construction of the California facilities (with these amounts being proportionately reduced should the second closing of the California bonds not occur), and that the Huckabay Ridge facility meet certain gas production and financial performance tests over a continuous 60-day period prior to June 30, 2009. We currently plan on pursuing the full $45 million in additional capital prior to June 30, 2009 in accordance with the draw conditions on the California bonds.

With the recent closing on the tax-exempt bond issue for the Microgy Grand Island project, debt financing of that project is complete.

We will need to augment these cash resources by additional capital in early 2009 to cover our project equity requirements and to meet the draw conditions on the California bonds described above, as well as ongoing general and administrative expenses and interest and dividend requirements. We have filed with the Securities and Exchange Commission a shelf registration statement for offerings from time to time of our debt securities, which has been declared effective, and we have commenced an offering of our 13% convertible notes due January 1, 2014 pursuant to that registration statement. The notes would bear interest at the proposed rate of 13% per annum and are convertible into shares of our common stock at a proposed minimum conversion price of $5.40 per share. We are offering a minimum of $10.0 million, and a maximum, subject to increase, of $25.0 million, of the notes. All proceeds from the notes will be devoted to construction and operation of renewable energy facilities being developed by Microgy and its affiliates.

The foregoing paragraph does not constitute an offer to sell or the solicitation of an offer to buy any of our securities, and these securities cannot be sold in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. Because our anticipated capital needs are based on estimates and assumptions and arise over the next several months, we are currently planning to raise such funding in increments as needed, with the goal of raising the first such increment early in the fourth quarter of 2008, although we may raise larger amounts if we can do so on favorable terms. Although we do not have any binding commitments for such financings, we are currently exploring several options and structures for such financing.

On September 30, 2008, our unrestricted cash balance was $6,486,000, as compared to $26,069,000 as of December 31, 2007. In addition, our current restricted cash balances were $111,044,000 and $45,785,000, at September 30, 2008 and December 31, 2007, respectively. The restricted cash represents the remaining proceeds of our $60 million tax-exempt bond financing in Texas, proceeds from our $62.425 million tax exempt financing in California and $7.0 million tax exempt financing in Nebraska. For each of the three additional planned RNG® facilities in Texas, we are able to spend up to $15,000,000 from restricted cash, subject to certain restrictions and provided that we have first funded at least 20% of the expected cost of each such facility.

We believe that our current cash balance will be sufficient to fund our minimum lease and debt obligations, current contractual commitments, and our corporate overhead requirements through the end of 2008. However, we will require substantial additional financing, at both the project and parent company levels, to complete the construction of currently planned facilities, as noted above, including those already under construction, as well as for ongoing general and administrative expenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our most significant risk exposure is changing interest rates which may affect our short term investments generally and would also impact future debt financing costs. The gas production of future projects, to the extent not subject to fixed price off take agreements or other hedging arrangements, has the potential to expose us to risk associated with fluctuating gas prices. These risks are described in more detail below.

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

Debt

We have financed, and expect to continue to finance, Microgy’s projects with debt financing, including tax-exempt financing, to the extent available. Any such debt financing will be subject to prevailing interest rates.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Our management had previously identified certain material weaknesses in our internal control over financial reporting as described in Part II, Item 9A of our annual report on Form 10-K for the year ended December 31, 2007 which continued to affect our internal control over financial reporting as of March 31, 2008 and June 30, 2008 as we implemented remedial measures. Our management has determined that such remedial measures have been completed as of September 30, 2008.

Except for completion of the remedial measures as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Not withstanding the weaknesses discussed above, the Company has never been required to restate the financial statements for a material misstatement.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-O and other reports that we file with the Securities and Exchange Commission, in evaluating our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. The following risk factors include any material changes to and supersede the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2009.

We are a company in the process of pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the nine months ended September 30, 2008 we incurred a loss from continuing operations of $13,537,000. For the twelve months ended December 31, 2007, we incurred a net loss of $11,200,000 from continuing operations. For the years ended December 31, 2006, and 2005, we incurred net losses of $11,400,000, and $8,800,000, respectively, from continuing operations. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2009. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will have to raise significant additional capital by early 2009 in order to fund our operations. We cannot assure you that such financing will be available or reasonable terms or in a timely fashion, or at all. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations and, consequently, a much lower price for our common stock.

Our sole operating business, Microgy, has limited operating history from which to evaluate its business and products.

Our sole operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and is operating three single digester facilities in Wisconsin and the multi-digester Huckabay Ridge facility, Microgy still has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. In addition, Microgy has experienced challenges during the startup and initial operation of the Huckabay Ridge facility that have resulted in outages for corrective measures. We are currently taking advantage of such an outage to complete comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system in order to achieve anticipated performance levels. While we gained valuable knowledge as to our processes and incorporated the lessons learned into future projects, we cannot assure you that similar challenges will not be encountered with respect to future facilities. Because of Microgy’s limited experience, there is a risk that Microgy may never be profitable.

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

Development of Microgy’s facilities is an inherently risky activity, subject to significant uncertainties and a lengthy development cycle. Uncertainties and risks include those relating to costs and availability of supplies and labor, costs and quality of facility components and installation services, fluctuations in the prices available for the sale of facility output and timing of completion of construction and commencement of commercial operations. Furthermore, obtaining the large number of agreements, permits and approvals necessary to develop, install, operate and manage any of Microgy’s facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Microgy is required to enter into or obtain some or all of the following in connection with the development of its facilities:

•	Off-take interconnection agreements;

•	Site agreements;

•	Supply contracts;

•	Design/build or other construction-related agreements;

•	Off-take agreements for gas produced;

•	Power sales contracts for facilities dedicated to the generation of electricity;

•	Agreements for the sale of greenhouse gas offset credits or other tradable environmental attributes;

•	Various co-product sales agreements;

•	Waste disposal agreements;

•	Environmental and other permits and licenses;

•	Government approvals; and

•	Financing commitments required for the successful completion of facilities under consideration.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2010, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. The availability of additional financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including their assessment of our ability to construct and manage each facility successfully. Such financing may not be available to us on acceptable terms, or at all. If we are unable to obtain the required financing, your investment in our securities will be materially adversely affected.

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

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas as a commodity. As a result, Microgy will be exposed to market risk with respect to the commodity pricing applicable to its gas production. Realized commodity prices received for such production are expected to be primarily driven by spot prices applicable to natural gas. Historically, natural gas prices have been volatile and Microgy expects such volatility to continue. Furthermore, future supply of and demand for natural gas is unpredictable. There are many players in the markets for natural gas and other energy commodities that natural gas tends to track, including large energy companies and foreign cartels, that are of far greater size than Microgy and which can often cause significant movement in the short- and long-term supply and prices of natural gas. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of Microgy’s facilities, particularly where the facility does not have a long-term contract for the sale of its output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, it intends to explore various strategies, including hedging transactions and mid- to long-term sale agreements, in order to mitigate the associated commodity price risk. Furthermore, our subsidiary, Microgy Holdings, is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. We believe that these arrangements will be considered normal purchases and sales and will not be subject to derivative accounting. However, we cannot assure you that any such risk management vehicles will be available or successful. As a result, any such facility, and Microgy as a whole, may experience substantial adverse fluctuations in its natural gas revenues and related profitability.

We expect revenues from sales of greenhouse gas sequestration credits and other environmental attributes, but the market for such attributes is nascent and may not develop in a manner that allows us to profit from the sales of such credits to the level projected, or at all.

The multiple digester facilities that we plan to implement through Microgy Holdings and our other subsidiaries are expected to produce greenhouse gas sequestration credits and other marketable environmental attributes. While there exist trading markets for these attributes, and additional trading markets or other commercial avenues may develop, the existing trading markets are new and experience thin trading and price volatility, which can hinder sales of credits and make their value unpredictable. The quantity of credits that may be generated are a function of the carbon credit offset characteristics as determined by protocols used to document and verify the carbon offset value. These protocols continue to evolve, and changes in these protocols could substantially diminish further carbon credit eligibility. Furthermore, much of the participation in these markets is voluntary, in response to social and environmental concerns, as opposed to being driven by regulatory requirements. While many states and the federal government are pursuing or are considering carbon emissions limits and related initiatives that may spur greater development of and participation in these markets, we are unable to determine the effect of these initiatives on these markets. We cannot assure you that these trading markets will develop further, or even that they will continue to exist. In addition, many of our agreements with our business partners and investors require us to share such credits or any revenues we derive from sales of such credits, and agreements we negotiate in the future may also include such requirements. As a result of the foregoing, we may recognize significantly smaller revenues than we anticipate from the sale of greenhouse gas sequestration credits or other environmental attributes.

We have pledged all of our interest in our facilities in Texas and California as security for the loans relating to Microgy Holdings’ tax-exempt bond financings in those jurisdictions, and our subsidiary, Microgy Grand Island, LLC, has entered into a financing lease with respect to the Grand Island facility.

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas, California and Nebraska. We have pledged all of our interest in the Huckabay Ridge facility, as well as the Rio Leche, Cnossen and Mission facilities in Texas as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. We have pledged all of our interest in the Riverdale and Hanford facilities in California as collateral security for the loan to our subsidiary, Microgy Holdings, from the California Statewide Communities Development Authority relating to the $62.425 million tax-exempt bond financing we completed in September 2008, and we expect to pledge all of our interest in the proposed Bar 20 facility in California if we are successful in closing the anticipated $26.02 million second tranche of such financing. While these loans are non-recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other significant costs, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on these loans, we would lose some or all of our investment in the Texas and California facilities, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, our subsidiary, Microgy Grand Island, LLC, has entered into a $7.0 million sale and leaseback transaction with the City of Grand Island, Nebraska in connection with its tax-exempt bond financing in Nebraska to finance the construction of the Grand Island facility, and has guaranteed the City’s obligations under the tax-exempt bonds. If Microgy Grand Island defaults on its lease and guarantee obligations to the City of Grand Island, we would lose some or all of our investment in the Grand Island facility, which would have a material adverse effect on our business, financial condition and results of operations.

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

Microgy’s facilities and sites are sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. This was the case in early 2007, when Texas experienced record cold temperatures that hindered startup of the Huckabay Ridge facility. Also, our sites contain retention ponds that have been designed with ample capacity to collect and retain storm water run-off, but, despite applying best maintenance practices, that capacity on rare occasions can be strained by severe rainfall. Thus, in August 2008, a 25-year record rainfall event caused a storm water retention pond breach and spill that required cleanup of a dry creek bed and reporting to the local environmental authorities. While Microgy considers typical local weather conditions in the design of its facilities and maintains appropriate property insurance to mitigate associated risks to the extent commercially feasible, Microgy cannot anticipate all unusual weather events, and such events have had and may in the future have a material adverse effect on the operation of its facilities.

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

Microgy has not filed any patent applications on any of its intellectual property. Should Microgy decide to file patent applications, we cannot assure you that any patent applications relating to Microgy’s existing or future products or technologies will result in patents being issued, that any issued patents will afford adequate protection to Microgy, or that such patents will not be challenged, invalidated, infringed or circumvented. Furthermore, we cannot assure you that others have not developed, or will not develop, similar technologies that will compete with Microgy’s without infringing upon Microgy’s intellectual property rights or those of its licensor.

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

Microgy relies on confidentiality agreements and licensing agreements to maintain the proprietary nature of its technology. To compete effectively, Microgy may have to defend the rights to its intellectual property from time to time. Such defense costs may be significant and have a negative impact on our financial condition. In addition, we may lack the financial resources to adequately defend Microgy’s intellectual property.

Microgy’s facilities are likely to be subject to numerous governmental regulations.

We expect that Microgy’s facilities are likely to be subject to various local, state and federal government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. However, the Texas environmental authorities required that we obtain a solid-waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities. Furthermore, we have had to obtain water discharge permits for our planned California facilities, which typically involve a lengthy process. We expect that all of our facilities will be required to obtain various environmental and other permits and approvals, which will vary from location to location. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities and could be costly and harm our financial condition.

Microgy’s facilities may become subject to regulations or taxes based on carbon or other emissions.

Microgy’s facilities produce and emit into the atmosphere carbon dioxide and hydrogen sulfide as a result of the anaerobic digestion gas conditioning processes that they employ. While such facilities capture and thereby reduce the amount of methane, a potent greenhouse gas, that would otherwise enter the atmosphere, there are direct emissions of carbon dioxide, another greenhouse gas. As such, Microgy’s facilities may still be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose a cost on greenhouse gas emissions. If any such legislation, regulations or treaties were implemented, Microgy may be required to expend resources to capture the carbon dioxide it produces, pay a tax on its carbon dioxide emissions, purchase greenhouse gas offset credits, reduce the greenhouse offset credits claimed for such facilities or take similar actions. In addition, Microgy could become subject to federal, state and local taxes and regulations regarding its other emissions. Any of the foregoing could harm the profitability of Microgy’s facilities.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but are now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of September 30, 2008, we had approximately 1,275,320 shares of restricted common stock outstanding, including approximately 2,823,659 shares of common stock issuable upon conversion of our series A preferred stock, all of which shares are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144, except to the extent held by our affiliates. We are currently authorized to issue 50,000,000 shares of common stock.

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

As of September 30, 2008, we had outstanding stock appreciation rights, options and warrants to acquire up to approximately 5,113,891 shares of our common stock at prices ranging from $1.75 to $8.89 per share, with a weighted average exercise price of $5.28 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of September 30, 2008, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of September 30, 2008, executive officers and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 15.3% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 15.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from September 1, 2008 to September 30, 2008, our daily trading volume ranged from a low of 20,100 shares to a high of 852,300 shares, and averaged 115,482 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2009. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.2 million. In July 2008, we completed a $7.0 million tax-exempt bond financing in Nebraska to finance a portion of the construction costs of our Grand Island facility. In September 2008, we completed a $62.425 million first tranche tax-exempt bond financing in California to finance a portion of the constructions costs of our proposed California facilities, and anticipate closing a proposed $26.02 million second tranche financing. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, we will have to raise significant additional capital in early 2009 in order to fund our operations. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, of which 15,712,534 are issued and outstanding and 5,113,891 have been reserved for issuance upon the exercise of options and warrants outstanding as of September 30, 2008. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Capital Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

Our outstanding series A preferred stock has rights and preferences superior to that of our common stock, may impair our ability to raise additional financing, may harm our financial condition if we are required to redeem it and could have the effect of discouraging an acquisition or reducing the amount of proceeds available to common stockholders upon such an acquisition.

Our shares of series A preferred stock have rights and preferences which are superior to those of our common stock, including:

•	an accruing dividend of 9% on the stated value of each outstanding share of series A preferred stock, payable before the payment of any dividends on our common stock;

•	a preference upon liquidation, dissolution or winding up of Environmental Power equal to 200% of the stated value of each share of preferred stock, plus any accrued but unpaid dividends;

•	the right to consent to certain changes to our certificate of incorporation and bylaws, and certain other significant corporate actions; and

•	the right to a payment equal to 150% of the stated value of each outstanding share of Series A preferred stock upon certain change-in-control events.

Our series A preferred stock may also have a material adverse effect on our financial condition and results of operations. With certain exceptions, including exceptions for permitted indebtedness, as defined, we have agreed to limit our ability to incur additional indebtedness while such preferred stock is outstanding. Subject to other exceptions, we have also agreed with series A holders not to issue stock senior to or on a par with series A preferred stock. These constraints could materially and adversely affect our ability to raise funds necessary to continue our business. In addition, the series A preferred stock provides for various triggering events, such as our common stock not being listed for trading on the American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or New York Stock Exchange, the failure to deliver shares of our common stock upon conversion and specified change of control transactions. Several other triggering events are described in the certificate of designations, preferences and rights of the series A preferred stock. If one of these triggering events occurs, we may be required to redeem all or part of the outstanding shares of series A preferred stock at 120% of their stated value (150% in the case of certain change in control transactions), including payment of accrued dividends and penalties. Some of the triggering events include matters over which we may have some, little, or no control. Any such redemption could leave us with little or no working capital for our business. Furthermore, by virtue of their voting power and other rights and preferences, the outstanding series A preferred stock could have the effect of blocking or discouraging certain acquisitions of our company or reducing the proceeds available to common stockholders as a result of any such acquisitions.

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

Not applicable

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

November 10, 2008

Exhibit Index

10.1	Lease Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.2	Trust Indenture, dated as of June 1, 2008, between the City of Grand Island, Nebraska and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.3	Guaranty Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.4	Pledge Agreement, dated as of June 1, 2008, among Microgy Grand Island, LLC, Wells Fargo Bank, National Association, as Trustee and Swift & Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.5	Support Agreement, dated as of June 1, 2008, among Environmental Power Corporation and Microgy Grand Island, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.6	Tax Regulatory Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.7	Indemnity Letter, dated as of July 22, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.8	Loan Agreement, dated as of August 1, 2008, between Microgy Holdings, LLC and the California Statewide Communities Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.9	Trust Indenture, dated as of August 1, 2008, between the California Statewide Communities Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.10	Supplemental Guarantee Agreement, dated as of August 1, 2008, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C., Rio Leche Estates, L.L.C., Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.11	Joinder, dated as of August 1, 2008, to Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand (the “Texas Subsidiary Guarantors”), and Wells Fargo Bank, National Association, as Trustee, on the other hand (the

“Trustee”), executed by the Texas Subsidiary Guarantors, Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and the Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.12	Support Agreement, dated as of August 1, 2008, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.13	Demand Purchase Agreement, dated September 3, 2008, by among Microgy Holdings, LLC, Environmental Power Corporation, Wells Fargo Bank, National Association, as Trustee, and the Bondholders named therein (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.14	Indemnity Letter, dated as of August 28, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.15	First Addendum to Drawing Agreement, dated September 3, 2008, among Microgy Holdings, LLC, the Trustee and R.W. Beck, Incorporated (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer.

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer.

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer.