Form 10-K
period 2008-12-31
ENVIRONMENTAL POWER CORP
filed 2009-03-16
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32393

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

120 White Plains Road, 6th Floor, Tarrytown NY 10591

Registrant’s telephone number, including area code: (914) 631-1435

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $60.2 million based on $4.17, the price at which the registrant’s common stock was last sold on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2009, the registrant had 15,614,604 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2009 annual meeting of stockholders, to the extent filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this report. In the event that such proxy statement is not filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, the registrant will file an amendment to this report within such 120-day period setting forth the information required by Part III of this report.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving early-stage companies, including our need for additional financing to continue as a going concern,

•	uncertainties regarding the ability to obtain additional financing, and the timing, amount and terms of such financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	risks and uncertainties relating to the development of markets for carbon sequestration credits and other marketable renewable attributes, and the level of revenues we may achieve from such sources,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	unpredictable developments, including plant outages and repair requirements as well as risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

•

uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues and the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” as well as factors set forth in other filings we make with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

PART I

Item 1.	Business

Environmental Power is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for subsidies or other governmental assistance. Any such government assistance would, however, benefit Environmental Power’s facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. Environmental Power believes that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and greater revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal and food industry wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that Microgy believes is superior to other such technologies. Microgy owns the perpetual, exclusive North American license to this technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Due to the rates for conventional energy experienced in recent years in many U.S. markets and expected future increases in such rates over the long term, Microgy believes that its systems can be profitable without the need for subsidies, rebates, grants or other credits. Nevertheless, Microgy believes that tax credits, renewable energy credits, pollution offset credits, carbon sequestration credits and other such incentives may be available now or in the future to Microgy’s facilities, and such incentives would serve to enhance the potential profitability of its facilities. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources and many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas, our facilities produce soil amendment products that can be used as an alternative to peat moss and liquid fertilizer that can be used for crop growth. We believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies have either passed or are considering regulations that require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another significant factor creating opportunities for the deployment of our systems.

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® produced by such facilities as well as sales of carbon sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

Having constructed both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops. Our multi-digester facilities will primarily produce pipeline-quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG or LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles. Microgy’s goal with all projects is to maximize the profitability of every project by implementing the right technology and most profitable off-take arrangements.

Microgy’s efforts have resulted, most recently, in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year.

We have announced three other multi-digester facilities in development in Texas having the same expected output as the Huckabay Ridge facility. We have also announced three proposed multi-digester RNG® facilities in California that are in advanced stages of development. We completed $60 million in tax-exempt bond financing in November 2006 relating to the construction and operation of the four RNG® facilities in Texas. Furthermore, we completed $62.425 million in tax-exempt bond financing in September 2008 to finance a portion of the construction costs of two of our three proposed California facilities, and we currently anticipate pursuing a further $26.02 million in such financing for the third proposed California facility.

In addition, Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two 1.2 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Grand Island facility. In addition to this facility, Microgy and Swift may work together to identify, evaluate and develop project opportunities at Swift’s other North American beef and pork processing facilities.

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

Renewable Energy. We believe that market and political forces will continue to drive increased adoption of renewable energy sources, principally due to increasing concerns about the price, volatility, supply stability and environmental impact of conventional fuels. The demand for energy produced from renewable resources may provide our facilities with a variety of benefits, including federal and state renewable power production and investment credits, tax credits and greenhouse gas sequestration credits, as well as a competitive advantage as compared to conventional sources of supply. For example, currently 30 states, including Texas and California, have enacted a renewable portfolio standard or other state mandates requiring electric utilities to increase their use of renewable energy resources such as wind, solar, and bioenergy. We believe that the directives embodied in the Energy Policy Act of 2005 and the accompanying tax credits and related benefits should serve to further drive adoption of renewable energy solutions like those provided by Microgy. The law provides a number of incentives designed to spur development of renewable energy facilities, including, for example, accelerated depreciation provisions for gas gathering facilities. We believe that Microgy’s facilities may qualify for some or all of these tax credits and other benefits, either directly or by attracting customers who can benefit from tax credits associated with utilizing renewable energy sources.

We believe that the greenhouse gas sequestration credits that Microgy’s facilities are expected to produce will be marketable and will further enhance the potential profitability of the facilities. The market for greenhouse gas offsets has increased significantly in the last year in response to emerging regulatory requirements as well as demand from companies, municipalities and individuals who are reducing their greenhouse gas impacts on a voluntary basis. Importantly, digester projects that reduce methane emissions compared to baseline conditions produce offsets that qualify under many mandatory and voluntary programs in place however, the specific methodologies for calculation and monitoring vary widely.

While in many cases we are required to share the benefits of such credits with our business partners and investors, we nevertheless expect such offsets to enhance the economics of our facilities. We believe that the market for greenhouse gas sequestration credits will add value and enhance the financial viability of our facilities.

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

Capitalizing on the environmental attributes, as well as the renewable nature of the energy, generated by our facilities. We believe that the environmental attributes, such as greenhouse gas sequestration credits, generated by our facilities represent a potentially significant source of revenue, and we intend to pursue commercialization of these attributes, through sales into trading markets as well as bi-lateral and revenue sharing arrangements. In addition, we believe that the renewable nature of the gas produced by our facilities will be attractive to certain purchasers, including entities required to achieve renewable portfolio standards, and may result in premium prices in some cases. We intend to aggressively market the renewable quality of our gas to these purchasers.

Focusing development efforts on markets allowing for rapid and cost-effective scale-up of our business. Microgy has now constructed both the multi- and single-tank system in four currently operating installations; Microgy will develop and own these digester systems. Our multi-digester facilities will primarily produce pipeline quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG and LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles. Microgy’s goal with all projects is to maximize the profitability of every project by implementing the right technology and most profitable long-term off-take agreement.

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

Microgy’s Products and Services

With respect to current and future projects such as our multi-digester RNG® facilities in Texas and California, as well as our smaller-scale, multi-digester dedicated facilities, such as the facility being built for Swift, Microgy seeks to own and operate all or part of each facility, thereby profiting from the sale of the gas produced, whether by the sale of gas as a commodity or to end-users or other purchasers pursuant to longer-term supply agreements. Therefore, we expect our principal commercial product to be the RNG® or biogas produced by our facilities, together with tradable environmental attributes, such as greenhouse gas offset credits. In addition, other by-products of the operation of these facilities may have commercial value as soil amendments, fertilizer and animal bedding.

An analysis of our sales by product for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006
Gas sales	$2,173,453	$540,047	$468,509
Operation and maintenance services	325,339	371,344	356,713
Tipping fees	152,873	188,597	185,844
Carbon credit sales	246,891	67,489	13,000
Construction contract services	—	—	1,192,150
Other	6,482	7,470	—

Total revenue	$2,905,038	$1,174,947	$2,216,216

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

Identified Facilities Development

The following table sets forth facilities that we have identified to date as being under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	RNG Production(a)
Mission	TX	RNG	635,000
Rio Leche	TX	RNG	635,000
Cnossen	TX	RNG	635,000
Hanford Cluster	CA	RNG	732,000
Bar 20	CA	RNG	601,000
Riverdale Cluster	CA	RNG	621,000
Cargill 1	ID	RNG	550,000
Cargill 2	CO	RNG	365,000
Swift-Grand Island	NE	Inside-the-Fence	235,000

Total			5,009,000

(a)	Expected gas production in MMBtu / year at full operation.

The foregoing table does not include the Huckabay Ridge facility, which is now in operation. In addition, the table does not include projects currently under consideration that have not been finalized for active development. Projects currently in this latter category have an expected annual production of up to approximately 12 million MMBtu/year.

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

Upon any termination of the BDA, the BDA will become void, and the parties will have no liability or obligation thereunder, except for liabilities resulting from breach of the BDA on or prior to the date of termination, and except that Cargill will be entitled to any consideration described above for all anaerobic digestion projects subject to a Project Commitment entered into prior to the date of termination. Notwithstanding any termination of the BDA, during the term of the BDA and for a period of two years after the date of termination, we will not solicit or negotiate with any person who had entered into negotiations with Cargill or its affiliates with respect to an anaerobic digestion project but with whom no project commitment has been concluded, without the prior written consent of Cargill or Cargill’s participation.

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

Customers and Suppliers

Customers

Microgy intends to sell the gas generated by its facilities pursuant to mid- to long-term purchase and sale commitments with fixed or predictable prices, at a premium to the natural gas market. When beneficial, Microgy may elect to sell some of the gas in the spot market, as a commodity with appropriate price hedging mechanisms.

Microgy’s smaller-scale multi-digester facilities will be developed to supply the gas needs of a single customer on-site, such as Swift, pursuant to a long-term purchase and sale agreement, though Microgy expects to have the right to market excess gas not used by these customers.

In the twelve months ending December 31, 2008, we recognized $1.7 million in total revenues from sales of RNG and tipping fees at our Huckabay Ridge facility and revenues of $1.2 million from sales, operations and maintenance services and carbon sequestration credit sales related to the Wisconsin facilities. Revenue in 2007 was entirely related to the facilities in Wisconsin under our relationship with Dairyland.

Microgy had two significant customers in 2008, Dairyland and Lower Colorado River Authority, which provided over 10% of 2008 revenues. We believe our relationship with these customers has been good. In late 2008, Lower Colorado River Authority was replaced with Pacific Gas and Electric Company as the purchaser of gas from our Huckabay Ridge facility.

In March 2009, we signed a 10 year renewable natural gas supply agreement with Xcel Energy. The agreement, which has an additional 10 year option, provides that the Microgy RNG® will be sold to Xcel on a fixed price basis at a premium to the current market price for traditional natural gas. The production will come from a facility in Colorado on which we intend to commence construction in 2010.

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

Substrate for a facility can be obtained from a variety of sources, either on an opportunistic basis, pursuant to informal supply relationships, or from the operations of the consumer of the gas, in the case of the smaller-scale, single customer installations. Substrate can also be obtained via long-term contract, such as the agreement in place with Liquid Environmental Solutions Corp.

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

The disposition of Buzzard’s leasehold interest in the Scrubgrass facility has substantially reduced our revenue base and will continue our trend of operating losses and uses of cash until the revenue base for Microgy grows to sufficient levels to support our expense base.

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

We expect that all of our facilities will be required to obtain various state and local environmental and other permits and approvals. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. The Texas Commission of Environmental Quality (TCEQ) environmental authorities classify grease-trap waste as Municipal Solid Waste (MSW) and such waste is managed as a non-hazardous municipal waste. Microgy is required to obtain a solid waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities, and have obtained such a permit for the Huckabay Ridge facility. In addition, we have obtained water discharge permits for each of our planned California facilities, and obtaining such permits is a lengthy process. To date, our experience in obtaining such permits has been positive but future projects may, however, present unique circumstances, and the timing and cost of permits may be uncertain.

Energy Regulation

As evidenced by the facilities developed by Microgy in Wisconsin and under development by Microgy Replacement for Swift, Microgy’s anaerobic digester facilities can be used for the generation of electricity. In the event that Microgy were to pursue applications of its technology for the generation of electricity for sale by Microgy into the electric grid, any such generating facility would become subject to the complex matrix of federal and state regulation of the energy sector, including the federal Public Utility Regulatory Policies Act, the Federal Power Act and the regulation and oversight of state public utility commissions. Microgy, itself, does not currently produce electricity for sale into the electric grid.

Employees

As of December 31, 2008, we had 44 employees, including executive officers and other marketing, finance, engineering and administrative personnel. None of our employees are represented by a collective bargaining agreement, and we consider our relations with our employees to be good. In early 2009, as a result of a reduction in force and attrition, the number of employees was reduced by 11 to 33 as of March 16, 2009. Facility operating personnel are 12 of the remaining 33 employees.

Available Information

We maintain a website with the address www.environmentalpower.com. We are not including the information contained on our web site as part of, or incorporating it by reference into this annual report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Investing in our securities, involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations and adversely affect our prospects. The order in which such risks are presented does not necessarily reflect the relative importance of such risks or the likelihood that any of the events or circumstances described below will occur or exist.

If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you may lose all or part of the money you paid to buy our common stock.

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2010, which means that we will have to raise significant additional financing in the first half of 2009 in order to continue our business operations.

We are a company in the process of pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the year ended December 31, 2008 we incurred a net loss from continuing operations of $22,996,000 which includes a non-cash, non-recurring expense for the impairment of goodwill of $4,913,000. For the years ended December 31, 2007 and 2006, we incurred net losses from continuing operations of $11,161,000, and $11,399,000, respectively. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2010. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will need to raise substantial financing in the first half of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements and to continue as a going concern. We currently have no commitments for any such financing. We cannot assure you such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing would likely result in the need to reduce the number of projects we construct and even to curtail or cease our business operations and would materially impair the value of your investment in our securities.

Our sole operating business, Microgy, has limited operating history from which to evaluate its business and products.

Our sole operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and is operating three single digester facilities in Wisconsin and the multi-digester Huckabay Ridge facility, Microgy still has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. In addition, Microgy has experienced challenges during the startup and initial operation of the Huckabay Ridge facility that have resulted in outages for corrective measures. We took advantage of such an outage to complete comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system in order to achieve anticipated performance levels. While we gained valuable knowledge as to our processes and incorporated the lessons learned into future projects, we cannot assure you that similar challenges will not be encountered with respect to future facilities. Because of Microgy’s limited experience, there is a risk that Microgy may never be profitable.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2011, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain particularly in the current economic environment, in which capital raising activities are especially challenging. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. The availability of additional financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including their assessment of our ability to construct and manage each facility successfully and the current state of the economy. Such financing may not be available to us on acceptable terms, or at all. If we are unable to obtain the required financing, we will have to reduce the number of projects we construct and may even have to curtail or cease our business operations, which would have a material adverse effect on your investment in our securities.

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

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas; as a result it may have some exposure to volatility in the commodity price of natural gas.

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas. Microgy typically enters into medium-to-long-term off-take arrangements for the gas produced by its facilities as part of the planning and development of such facilities, and may enter into other hedging arrangements, in order to mitigate the associated commodity price risk. Furthermore, our subsidiary, Microgy Holdings, is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. We believe that these arrangements will be considered normal purchases and sales and will not be subject to derivative accounting. However, there may be times when such off-take and hedging arrangements expire or otherwise terminate before new arrangements are put in place, and such arrangements are subject to the creditworthiness of the counterparties to them. In addition, we cannot assure you that any such risk management vehicles will always be available or successful. Because renewable natural gas commands a premium over, but still tracks prices for, conventional natural gas, Microgy will be exposed, to the extent not covered by long-term contracts, to market risk with respect to the commodity pricing of conventional natural gas. Historically, natural gas prices have been volatile and Microgy expects such volatility to continue.

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

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas, California and Nebraska. We have pledged all of our interest in the Huckabay Ridge facility, as well as the Rio Leche, Cnossen and Mission facilities in Texas as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. We have pledged all of our interest in the Riverdale and Hanford facilities in California as collateral security for the loan to our subsidiary, Microgy Holdings, from the California Statewide Communities Development Authority relating to the $62.425 million tax-exempt bond financing we completed in September 2008, and we expect to pledge all of our interest in the proposed Bar 20 facility in California if we are successful in closing the anticipated $26.02 million second tranche of such financing. While these loans are non-recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other significant costs, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on these loans, we would lose some or all of our investment in the Texas and California facilities, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our subsidiary, Microgy Grand Island, LLC, has entered into a $7.0 million sale and leaseback transaction with the City of Grand Island, Nebraska in connection with its tax-exempt bond financing in Nebraska to finance the construction of the Grand Island facility, and has guaranteed the City’s obligations under the tax-exempt bonds. Environmental Power has equity contribution and support obligations with respect to the Grand Island facility that are substantially similar to those under the Texas and California financings. If Microgy Grand Island defaults on its lease and guarantee obligations to the City of Grand Island, we would lose some or all of our investment in the Grand Island facility, which would have a material adverse effect on our business, financial condition and results of operations.

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

Microgy’s facilities and sites are sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. This was the case in early 2007, when Texas experienced record cold temperatures that hindered startup of the Huckabay Ridge facility. Also, our sites contain retention ponds that have been designed with ample capacity to collect and retain storm water run-off, but, despite applying best maintenance practices, that capacity on rare occasions can be strained by severe rainfall. Thus, in August 2008, a 25-year record rainfall event caused a storm water retention pond breach and spill that required cleanup of a dry creek bed and reporting to the local environmental authorities. While Microgy considers typical local weather conditions in the design of its facilities and maintains appropriate insurance to mitigate associated risks to the extent commercially feasible, Microgy cannot anticipate all unusual weather events, and such events have had and may in the future have a material adverse effect on the operation of its facilities.

It is possible that we may expend large sums of money on individual projects to bring Microgy’s products to market and that the revenue that Microgy derives from these products from new projects may be insufficient to fund our operations.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but is now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of December 31, 2008, we had approximately:

•

15,614,604 shares of our common stock issued and outstanding, of which 1,212,726 shares of common stock outstanding are “restricted securities” within the meaning of Rule 144 and 35,250 shares are subject to vesting pursuant to restricted stock awards granted to certain employees; and

•	2,823,659 shares of common stock issuable upon conversion of our series A preferred stock;

all of which shares, other than employee restricted stock awards subject to vesting, are eligible for resale without volume and manner of sale restrictions in accordance with Rule 144, except to the extent held by our affiliates. We are currently authorized to issue 50,000,000 shares of common stock.

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

On March 13, 2009, we closed on the sale of $5 million original principal amount of our 14% convertible notes due January 1, 2014. These notes are convertible into an aggregate of up to approximately 925,926 shares of our common stock, based upon the minimum conversion price of the notes, all of which shares may be sold by the holders thereof without restriction, except to the extent held by our affiliates.

As of December 31, 2008, we had outstanding options and warrants to acquire up to approximately 4,905,935 shares of our common stock at prices ranging from $1.75 to $8.89 per share, with a weighted average exercise price of $2.98 per share. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of December 31, 2008, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of December 31, 2008, executive officers and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 17.46% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 18.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from December 1, 2008 to December 31, 2008, our daily trading volume ranged from a low of 26,500 shares to a high of 1,363,500 shares, and averaged 144,600 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is currently listed on The NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. Among these requirements is that our common stock maintain a minimum closing bid price of at least $1.00 per share. If our common stock fails to maintain a minimum closing bid price of at least $1.00 per share for thirty consecutive business days, we will have a 180-day period to regain compliance with the minimum bid price rule. If we fail to regain compliance within such period, our common stock may be subject to delisting from the NASDAQ Capital Market. NASDAQ temporarily suspended its minimum bid price rule effective October 16, 2008 until January 16, 2009, due to overall conditions affecting the stock markets. This suspension was recently extended to April 19, 2009. Our common stock has not had a minimum closing bid price of $1.00 per share since October 20, 2008. If we fail to continue to meet all applicable listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. In addition, the delisting of our common stock would also trigger a right on the part of the holders of our outstanding shares of series A preferred stock to increase the cumulative dividend rate on such shares from 9% per year to 16% per year. We cannot assure you that we will not ultimately fail to comply with the minimum bid price rule or other NASDAQ listing standards.

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

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2010. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.6 million. In July 2008, we completed a $7.0 million tax-exempt bond financing in Nebraska to finance a portion of the construction costs of our Grand Island facility. In September 2008, we completed a $62.425 million first tranche tax-exempt bond financing in California to finance a portion of the constructions costs of our proposed California facilities, and anticipate pursuing a proposed $26.02 million second tranche financing. On March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.4 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, as described elsewhere in this annual report, we will have to raise significant additional capital in the first half of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, 15,703,034 are issued, 15,614,604 are outstanding and 4,905,935 have been reserved for issuance upon the exercise of options and warrants outstanding as of December 31, 2008. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Capital Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Our series A preferred stock may also have a material adverse effect on our financial condition and results of operations. With certain exceptions, including exceptions for permitted indebtedness, as defined, we have agreed to limit our ability to incur additional indebtedness while such preferred stock is outstanding. Subject to other exceptions, we have also agreed with series A holders not to issue stock senior to or on a par with series A preferred stock. These constraints could materially and adversely affect our ability to raise funds necessary to continue our business. In addition, the series A preferred stock provides for various triggering events, such as our common stock not being listed for trading on the American Stock Exchange, NASDAQ Global Market, NASDAQ Capital Market or New York Stock Exchange, the failure to deliver shares of our common stock upon conversion and specified change of control transactions. Several other triggering events are described in the certificate of designations, preferences and rights of the series A preferred stock. If one of these triggering events occurs, we may be required to redeem all or part of the outstanding shares of series A preferred stock at 120% of their stated value (150% in the case of certain change in control transactions), including payment of accrued dividends and penalties, or the dividend rate on the series A preferred stock may be increased from 9% per year to 16% per year, depending on the triggering event and the elections made by the holders of the series A preferred stock. Some of the triggering events include matters over which we may have some, little, or no control. Any such redemption could leave us with little or no working capital for our business. Furthermore, by virtue of their voting power and other rights and preferences, the outstanding series A preferred stock could have the effect of blocking or discouraging certain acquisitions of our company or reducing the proceeds available to common stockholders as a result of any such acquisitions.

We do not intend to pay cash dividends on our common stock.

We have not paid cash dividends on our common stock since 2001, and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our board of directors will consider, and is subject to the prior payment of all accrued but unpaid dividends on our series A preferred stock. Furthermore, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock are outstanding. Because we do not anticipate paying cash dividends on our common stock, the return on any investment in our common stock will depend solely on a change, if any, in the market value of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

In the ordinary course of our business, we lease office space at various locations. We believe this office space, including the space for our corporate headquarters, located in Tarrytown, N.Y. is replaceable at reasonable rates.

Microgy Holdings’ wholly owned subsidiary, MST Estates LLC, owns approximately seventy-two acres of land in Erath County, Texas, which is the site on which the Huckabay Ridge project is located. We believe the company’s Huckabay Ridge facility is the largest renewable natural gas plant of its kind in North America. The plant generates methane-rich biogas from manure and other agricultural waste, conditions it to natural gas standards and distributes it through a commercial pipeline. Huckabay Ridge consists of eight anaerobic digesters that extract methane-rich biogas from waste to produce energy.

Microgy Holdings’ wholly owned subsidiary, Rio Leche Estates L.L.C., owns approximately ninety-two acres of land in Dublin, Texas, which is the site on which the planned Rio Leche facility is expected to be located.

In addition to the foregoing, in the ordinary course of our business, certain of the company’s operating subsidiaries enter into long-term leases with nominal annual rent authorizing construction and operation of our facilities on various host properties.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of February 29, 2009 are set forth below:

Name	Age	Position
Richard E. Kessel	59	President and Chief Executive Officer and President
Michael E. Thomas	49	Senior Vice President, Chief Financial Officer and Treasurer
Dennis Haines	56	Vice President , General Counsel and Secretary

Richard E. Kessel has been our President and Chief Executive Officer since July 2006. From October 2003 to July 2006, Mr. Kessel was President and Chief Executive Officer of Bedford Partners, a consulting firm assisting private equity firms in acquiring energy, water, waste and other service related enterprises. From July 1, 2002 to September 30, 2003, Mr. Kessel served as the President and Chief Executive Officer for North America, and a Senior Vice President of, Suez Environment, an international company focused on water, wastewater and waste services. The North American operations overseen by Mr. Kessel were comprised of five companies with over 9,200 employees, $1.3 billion in annual revenues and $1.5 billion in assets. Mr. Kessel served as President and Chief Executive Officer of Trigen Energy Corporation, an energy services company with $1 billion in assets, $533 million in annual revenue and 34 operating facilities in 22 states, from April 1, 2000 to June 30, 2002, after serving as its Executive Vice President and Chief Operating Officer from December 1993 to March 31, 2000. Previously, Mr. Kessel was President and Chief Executive Officer of United Thermal Corporation (acquired by Trigen), which owned and operated the district energy systems in Baltimore, Boston, Philadelphia and St. Louis, and Chief Operating Officer of Sithe Energies, Inc., a developer of independent power projects in the United States and global markets. Mr. Kessel serves on the board of directors of ISO New England, Inc., the operator of the New England region’s bulk power system and wholesale electricity markets. Mr. Kessel holds a B.S. in electrical engineering from Manhattan College, completed the course work for a masters in finance from New York University’s Stern School of Business and received an advanced management degree from the Wharton School of Business Executive Program.

Michael E. Thomas has been our Senior Vice President and Chief Financial Officer since May 2007 and became Treasurer in June 2007. From January 2007 to May 2007, Mr. Thomas was the principal of MET Consulting, LLC, a business and financial services consulting firm. From January 1999 to December 2006, Mr. Thomas was Vice President, Chief Financial Officer for Maine Yankee Atomic Power Company. From October 2004 to December 2006, Mr. Thomas served as Vice President and Chief Financial Officer for Connecticut Yankee Atomic Power Company and from December 2004 to December 2006 as Vice President and Chief Financial Officer for Yankee Atomic Electric Company. In these capacities, Mr. Thomas had responsibility for financial reporting, investment management, risk management and treasury functions, as well as human resources responsibilities for these three utilities, which had combined assets of over $1 billion and substantially completed decommissioning programs for the three nuclear power plants owned by them during Mr. Thomas’ tenure. From 1991 to 1999, Mr. Thomas held various other finance positions with Maine Yankee Atomic Power Company, including Manager of Financial Services and Vice President and Treasurer. From 1984 to 1989, Mr. Thomas held various finance positions with Central Maine Power Company, including Senior Financial Analyst and Director of Treasury Operations. Mr. Thomas holds a bachelor’s degree with a major in economics from Bowdoin College and an MBA from the University of Southern Maine.

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

Market Price of and Dividends on Environmental Power’s Common Stock and Related Stockholder Matters

Our common stock currently trades on the NASDAQ Capital Market under the symbol “EPG.” As of December 31, 2008 there were approximately 162 record holders and over 1,500 beneficial holders of our common stock.

Prior to December 21, 2007, our common stock traded on the American Stock Exchange. The following table shows the quarterly high and low sales prices for our common stock during 2007 through December 20, 2007 as reported on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$8.85	$6.35
Second Quarter	$9.34	$6.40
Third Quarter	$9.17	$4.60
Fourth Quarter (through December 20, 2007)	$5.50	$3.92

The following table shows the high and low sales prices for our common stock as reported on the NASDAQ Capital Market for the remainder of the fourth quarter of 2007 and for each of the quarters in the year ended December 31, 2008.

	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter (December 21, 2007 through December 31, 2007)	$5.04	$4.25
Fiscal Year Ended December 31, 2008
First Quarter	$6.25	$3.65
Second Quarter	$5.62	$3.94
Third Quarter	$4.60	$1.62
Fourth Quarter	$2.25	$0.28

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our Common Stock with the return on the NASDAQ Index, which represents other similarly sized issuers traded on the NASDAQ Capital Market, where our common stock now trades and SIC Code 1311 (Crude Petroleum & Natural Gas), which represents an index for the industry which we believe to be most comparable to that in which most of our business is now conducted, in each case for the five year period ended December 31, 2008. The comparison assumes the investment of $100.00 on January 1, 2003 in each of our common stock, the NASDAQ Index, and the SIC Code 1311 and assumes the reinvestment of dividends.

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

We derived the statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements, which are included at the end of this report. We derived the statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

Amounts in thousands except per share amount.	Year Ended December 31
	2008	2007	2006	2005	2004
Results of Operations Data:
Revenues	$2,905	$1,175	$2,216	$4,088	$3,736
Costs and expenses:
Operations and maintenance	7,118	942	2,099	6,116	3,735
Impairment of goodwill	4,913	—	—	—	—
General and administrative expenses	12,003	12,444	11,229	6,810	5,239
Depreciation and amortization	1,359	304	299	250	215

Total Costs and Expenses	25,393	13,690	13,627	13,176	9,189
Operating (loss) income	(22,488)	(12,515)	(11,411)	(9,088)	(5,453)
Other income (expense):
Interest income	487	783	448	233	24
Interest expense	(969)	(12)	(9)	(6)	(16)
Other income (expense)	—	584	—	33	—

	(482)	1,355	439	260	8
(Loss) income before income taxes	(22,970)	(11,160)	(10,972)	(8,828)	(5,445)
Income tax expense (benefit)	26	1	427	12	(84)

Net (loss) Continuing Operations	(22,996)	(11,161)	(11,399)	(8,840)	(5,361)
Net income (loss) Discontinued Operations	6,989	(6,196)	(2,716)	(2,574)	1,403
Net (loss)	(16,007)	(17,357)	(14,115)	(11,414)	(3,958)
Preferred Securities Dividend Requirements	(1,326)	(1,348)	(198)	(5)	(5)
Beneficial Conversion Feature of Preferred Stock	—	(57)	(4,131)	—	—
Change in Value of Modified Warrants	—	(98)	—	—	—
Loss Applicable to Common Shareholders	$(17,333)	$(18,860)	$(18,444)	$(11,419)	$(3,963)
Weighted average number of common shares outstanding on a diluted basis	15,579	11,339	9,635	7,384	4,583
Basic and Diluted income (loss) per Common Share	$(1.11)	$(1.66)	$(1.91)	$(1.55)	$(0.86)
From Continuing Operations	(1.56)	(1.12)	(1.63)	(1.20)	(1.17)
From Discontinued Operations	0.45	(0.54)	(0.28)	(0.35)	0.31

Balance Sheet Data (Continuing Operations):
Total assets	$162,013	$113,049	$93,051	$27,705	$11,314
Working capital, including restricted cash	103,846	70,208	64,261	14,176	1,014
Long-term obligations	129,475	60,658	60,717	645	614
Common Shareholders’ equity	17,718	33,115	18,521	25,697	10,218

(1)	See Note C of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Statements and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this annual report on Form 10-K and our consolidated financial statements and accompanying notes appearing in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth in Part I, Item IA-Risk Factors appearing elsewhere in this report.

Overview

Environmental Power is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for subsidies or other governmental assistance. Any such government assistance would, however, benefit Environmental Power’s facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. Environmental Power believes that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and greater revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, which was the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal and food industry wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that Microgy believes is superior to other such technologies. Microgy owns the perpetual, exclusive North American license to this technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Due to the rates for conventional energy experienced in recent years in many U.S. markets and expected future increases in such rates over the long term, Microgy believes that its systems can be profitable without the need for subsidies, rebates, grants or other credits. Nevertheless, Microgy believes that tax credits, renewable energy credits, pollution offset credits, carbon sequestration credits and other such incentives may be available now or in the future to Microgy’s facilities, and such incentives would serve to enhance the potential profitability of its facilities. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources and many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

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

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® produced by such facilities as well as sales of carbon sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

Having constructed both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops. Our multi-digester facilities will primarily produce pipeline-quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG or LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles. Microgy’s goal with all projects is to maximize the profitability of every project by implementing the right technology and most profitable off-take arrangements.

Microgy’s efforts have resulted, most recently, in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows. The gas is treated and compressed to produce pipeline-grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 635,000 million British Thermal Units, or MMBtus, of pipeline-grade methane per year.

We have announced three other multi-digester facilities in development in Texas having the same expected output as the Huckabay Ridge facility. We have also announced three proposed multi-digester RNG® facilities in California that are in advanced stages of development. We completed $60 million in tax-exempt bond financing in November 2006 relating to the construction and operation of the four RNG® facilities in Texas. Furthermore, we completed $62.425 million in tax-exempt bond financing in September 2008 to finance a portion of the construction costs of two of our three proposed California facilities, and we currently anticipate closing a further $26.02 million in such financing for the third proposed California facility.

In addition, Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two 1.2 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Grand Island facility. In addition to this facility, Microgy and Swift will work closely together to identify, evaluate and develop project opportunities at Swift’s other North American beef and pork processing facilities.

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

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets and statements of operations report the assets, liabilities and operations of Buzzard as discontinued operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note C to our consolidated annual financial statements appearing in this report, involve more significant judgments and estimates used in the preparation of our consolidated financial statements.

Method of Accounting for Revenues

We record revenues for the sales of natural gas as natural gas is delivered and billed on a monthly basis.

We record revenues for operation and maintenance of the facilities at Dairyland which appear as revenues on our income statement. Operations and maintenance revenues are recorded as services are provided and billed on a monthly basis.

Revenue from the sale of carbon sequestration credits is only recognized after the carbon credits have been authenticated by an independent third party, registered on the Chicago Climate Exchange and invoiced to the customer.

Revenues and profits from our construction contracts relating to our relationship with Dairyland, which appear as Microgy revenues on our 2006 income statement, were generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion was determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepared updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

Notes Receivable

In 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy. During 2006, we completed construction at the Norswiss Dairy, collectively “Dairyland sites”. Each digester has begun operations. The sales price for each digester was $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland sites, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million in the aggregate, plus interest at 5% per annum, which is evidenced by three separate notes from each of the digester owners of approximately $1.0 million each. In 2008, the company received payments of $219,000 from the sale of carbon sequestration credits which were applied to these notes. As of December 31, 2008 after giving effect to the $750,000 bad debt allowance relating to these notes established in 2005, the notes have an aggregate remaining balance of $1.6 million which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2008, we had recorded a net deferred income tax asset of $18.4 million and a valuation allowance of $18.4 million against our net deferred income tax assets, due to uncertainties related to our ability to utilize carryforwards before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations.

As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax asset. At the adaptation date of January 1, 2007, we had $10.4 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, we have $19.9 million of unrecognized tax benefits primarily comprised of federal and state net operating losses.

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

The Company acquired Microgy, Inc. in 1999. This acquisition resulted in an initial allocation of $4,913,000 to goodwill. The impairment evaluation for goodwill is conducted at least annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. The first step compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required. The Company estimates the fair values of its reporting unit using the income approach which measures the value of an intangible asset based on the expected stream of monetary benefits attributable to it over its remaining useful life.

The Company annually performs tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted in the Company’s determination that the entire balance of $4,913,000 was impaired, due primarily to the current market price of its common stock relative to its book value, projections of future cash flows and other factors. Previously, the market price of the Company’s common stock and, consequently, its market capitalization were relatively high compared to the book value per share of its common stock. However, this year the Company’s market value is substantially below its book value, due principally to the current market price of its common stock. As a result, accounting requirements require the Company to determine whether there is enough market value after covering other net assets on a book basis to cover any of its goodwill. The Company determined that market value was insufficient to cover goodwill, and determined that the write-off was required. The write-off of goodwill is not a reflection on the economics of the Company’s projects, which the Company continues to stand behind, but is simply the result of the application of accounting requirements associated with goodwill impairment.

Stock-Based Compensation Expense

The employee stock-based compensation expense recognized under FAS123R and presented in the disclosure required under FAS123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions, and these assumptions can vary over time.

Employee stock-based compensation expense recognized in 2008, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock-based awards. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock. During the years ended December 31, 2008, 2007 and 2006, we based our determination of the expected term using a combination of the simplified method and our assessment of the historical post vesting termination activity depending on the amount of historical information available.

In October of 2006, Microgy entered into a Business Development Agreement with Cargill, pursuant to which Cargill would receive warrants to purchase our common stock in exchange for the identification of anaerobic digester projects. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendors performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantors balance sheet once the equity instrument is granted for accounting purposes.

Results of Operations

Continuing and Discontinued Operations

Comparison of the Years ended December 31, 2008 and 2007

Overview. For the year ended December 31, 2008 we had a net loss applicable to common shareholders of $17,333,000 or loss per common share of $1.11, compared to a net loss applicable to common shareholders of $18,860,000 or loss per common share of $1.66 for the year ended December 31, 2007. This reduction in net loss reflects changes in continuing operations and discontinued operations as follows:

•

Net loss from continuing operations was $22,996,000 for the year ended December 31, 2008 as compared to $11,161,000 for the year ended December 31, 2007. The results for 2008 included a non-cash recurring charge for the impairment of goodwill of $4,913,000.

•

Net loss from discontinued operation was $1,011,000 for the year ended December 31, 2008 as compared to $6,196,000 for the year ended December 31, 2007. In 2008 discontinued operations includes two months of results before the operation was disposed of as compared to twelve months of results for 2007.

•	The results for 2008 include a gain on disposal of discontinued operations of $8,000,000. There was no comparable item in 2007.

Individual line items on the income statement are discussed below.

Revenues. Revenues for the year ended December 31, 2008 increased to $2,905,000 from $1,175,000 for the year ended December 31, 2007 or an increase of 147%. The increase is attributable primarily to revenues from the Huckabay Ridge facility which began operations in February 2008 and had revenues of $1,723,000 for 2008. The facility was in service from February through August and then resumed production in December. The facility was taken out of service for certain repairs, equipment upgrades and operating improvements.

Operations and maintenance expense. For the year ended December 31, 2008 operations and maintenance expense was $7,118,000, which was an increase of $6,176,000 over operations and maintenance expense incurred for the year ended December 31, 2007. The increase was due to operations and maintenance expense of $5,973,000 at Huckabay Ridge which began operation in February 2008 and therefore had no operations and maintenance expense in 2007. These expenses include some non-recurring and start-up expenses related to initial operations at Huckabay Ridge. In addition expenses included a charge of $562,000 related to the write-off of deposits with suppliers based on our decision to terminate tank orders.

Impairment of goodwill. In 2008, as discussed above, we determined that our goodwill resulting from the acquisition of Microgy was impaired and the entire balance of $4,913,000 was impaired. This impairment is a non-cash, non recurring charge. We annually perform tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted our determination that the entire balance of $4,913,000 was impaired, due primarily to the current stock price of our common stock relative its book value, projections of future cash flow and other factors. Previously, the market price of our common stock and consequently our market capitalization were relatively high compared to the book value of our common stock. However, this year our market value is substantially below our book value due principally to the current market price of our common stock. As a result accounting standards require us to determine whether there is enough market value after covering other net assets on a book basis to cover any of the goodwill. We determined that market value was insufficient to cover goodwill and determined that the write-off was required. This calculation is not a reflection of the economics of the projects we are undertaking, which we continue to stand behind, but is simply the application of accounting requirements associated with goodwill requirements.

General and administrative expense. General and administrative expense decreased by $441,000 to $12,003,000 for the year ended December 31, 2008 from $12,444,000 for the year ended December 31, 2007. The primary reasons for the decline in general and administrative expense were reductions in payroll expense and non-cash compensation expense from the issuance of options and stock appreciation rights. These reductions in expenses were partially offset by higher expenses for insurance and professional fees.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1,359,000 for the year ended December 31, 2008 as compared to $304,000 for the year ended December 31, 2007. The increase in depreciation and amortization expense was principally due to the fact that 2008 included eleven months of depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008.

Operating loss. As a result of the changes described above, our operating loss from continuing operations increased to $22,488,000 for the twelve months ended December 31, 2008 as compared to $12,515,000 for the twelve months ended December 31, 2007.

Interest income. Interest income for the year ended December 31, 2008 was $487,000 as compared to $783,000 for the year ended December 31, 2007. Interest income declined due to both higher invested balances in 2007 as compared to 2008 and lower interest rates on invested assets in 2008.

Interest expense. Interest expense increased to $969,000 in 2008 from $12,000 in 2007. The increase was due to the fact that we ceased capitalizing the interest associated with the Huckabay Ridge facility when construction was completed in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is no longer capitalized but is recorded as interest expense. The amount of this interest expense is $87,500 a month.

Other income (expense). In 2007, income of $584,000 was the one-time recognition of the reversal of a reserve resulting from the expiration of the statute of limitations on a contingent obligations related to the sale of a project in 2001.

Income tax expense. Because we are not assured of realizing the benefits of operating losses for tax purposes we did not record an income tax benefit for losses incurred during the years ended December 31, 2008 and 2007.

Loss from discontinued operations, net of taxes. The results for 2008, a loss of $1,011,000, consists of the operating loss of Buzzard for the first two months of 2008 prior to the disposition of the Scrubgrass facility on February 29, 2008. The 2007 loss of $6,196,000 reflects the results of Buzzard for the twelve months ended December 31, 2007.

Gain on disposal of discontinued operations. We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one-time gain of $8,000,000. With the exception of a cash payment of $375,000 the gain was non-cash in nature and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposal.

The net result of loss from discontinued operations and gain on disposal of discontinued operations for the year ended December 31, 2008 was income of $6,989,000 compared to a loss of $6,196,000 for the year ended December 31, 2007.

Comparison of the Years ended December 31, 2007 and 2006

For the year ended December 31, 2007, we had a net loss applicable to common shareholders of $18.9 million, or loss available per common share of $1.66, compared to net loss applicable to common shareholders of $18.4 million, or loss per common share of $1.91, for the year ended December 31, 2006. The increase in net loss available to common shareholders was primarily attributable to a $3.5 million increase in loss from discontinued operations, and an increase in preferred dividend requirements of $1.2 million. These changes were partially offset by a decrease in the amortization of the beneficial conversion feature associated with our series A preferred stock offering in November 2006, and a $915,000 increase in other income as a result of higher interest income and the resolution of an outstanding contingency.

We have one continuing business segment, Microgy. The results of operations for this business segment, which is presented as continuing operations, as well as our discontinued operations, comprised of the results of our Buzzard subsidiary, are discussed below.

Continuing Operations

Revenues from continuing operations decreased by $1.04 million, or 47%, to $1,175,000 for the year ended December 31, 2007, as compared to $2.2 million for the year ended December 31, 2006. This decrease in revenue is due mainly to the change in business model from a model where we sell facilities to third parties, to the current ownership model, where we build, own, and operate facilities for our own account. Revenues from the operation and maintenance of facilities increased to $1,175,000 for the year ended December 31 2007, compared to $825,000 for the year ended December 31, 2006. The increase in operations and maintenance revenue in the year ended December 31, 2007 is a result of the three Dairyland sites being fully operational in 2007 as compared to 2006, when only two facilities were fully operational. During 2007, we recognized carbon sequestration credit sales of $68,000 which were verified and sold during the third quarter of 2007. The credits themselves were associated with operations of the Dairyland sites from January 2007 through May of 2007. Pursuant to our agreements with the owners of these facilities, a portion of this sale was recognized by us as revenue and a portion was applied to the balance of the notes we hold in respect of the purchase price of these facilities. By way of comparison, in the year ended December 31, 2006, we recognized $13,000 from the sale of greenhouse gas sequestration credits. In the year ended December 31, 2006, we recognized $1.2 million from the sale of the digester equipment to the Wisconsin facilities, whereas there were no such sales in 2007 due to the change in the business model.

Our operations and maintenance expense decreased to $942,000 for the year ended December 31, 2007 as compared to $2.1 million for the year ended December 31, 2006. This decrease is due primarily to the shift in emphasis from a sales model to an ownership model, as discussed above. In the year ended December 31, 2007, we did not recognize any expenses from the construction of facilities. In the year ended December 31, 2006, $812,000 of the $2.1 million in operations and maintenance expense was related to the construction of electric generating facilities constructed for sale to Dairyland. Operations and maintenance costs decreased from $1.3 million in the year ended December 31, 2006 to $942,000 in the year ended December 31, 2007, due primarily to lower repair and maintenance costs at the Dairyland sites.

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

We experienced an increase in preferred security dividend requirements related to our series A 9% cumulative convertible preferred stock issued in November 2006, from $193,000 for the year ended December 31, 2006 to $1.3 million for the year ended December 31, 2007, representing dividends either accrued or paid in the year ended December 31, 2007. Dividends on our series A 9% cumulative convertible preferred stock accrue at the rate of 9% per annum and are payable on January 1 and July 1 of each year, to the extent declared and paid out of funds legally available therefore.

The foregoing expenses were offset in part by other income of $1.4 million for the year ended December 31, 2007, compared to other income of $439,000 for the year ended December 31, 2006. The increase in other income is primarily due to the expiration of the statute of limitations regarding potential liability related to the Sunnyside project and the release of a reserve therefore, which provided $584,000 in other income during the year ended December 31, 2007. Additionally, interest income increased by $335,000 to $783,000 in the twelve months ended December 31, 2007 primarily as a result of higher average cash balance due to the common stock offering.

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

Quarterly Results of Operations

Note O to the consolidated financial statements included in this report sets forth items from our statements of operations for the eight quarters ended December 31, 2008. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information. This information should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information appearing elsewhere in this report. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

The company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,332,979 and used cash of $13,100,178 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects which we anticipate completing at varying times in 2010, subject to the availability of funding and the operational ramp up of our Huckabay Ridge facility and completion of construction and then operation of our Swift Grand Island facility during 2009. As of December 31, 2008, we had an accumulated deficit of $71,401,984, and our unrestricted cash and cash equivalents amounted to $3,157,938. Currently, our facility at Huckabay Ridge, Texas, which is being ramped up to full production, will not generate positive cash flow until the ramp up is complete and steady state conditions are achieved. In any event, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the first half of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on March 13, 2008 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.4 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial concern at December 31, 2008 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2008

Operating Activities

Our cash used in operating activities was $13,100,000 in the year ended December 31, 2008, compared to cash used in operating activities of $7,930,000 for the year ended December 31, 2007. We reported net a loss of $16,007,000 during the year ended December 31, 2008. The following adjustments to our cash flows need to be considered in order to reconcile our net loss for 2008 to our net cash used in operating activities:

Impairment of goodwill— In 2008 we recorded an impairment for the entire balance of our goodwill as an expense of $4,913,000. This impairment is a non-cash charge and is added back to funds provided from operations.

Depreciation and amortization—During the year ended December 31, 2008, we recognized depreciation and amortization for licensed technology rights of $186,000, lease rights of $20,000 and property plant and equipment of $1,153,000.

Stock-based compensation—The FAS 123(R) accounting for stock appreciation rights, options and stock grants resulted in non-cash compensation expenses of $1,951,000 for the year ended December 31, 2008.

Investing Activities

Our cash used for investing activities was $76,504,000 in the year ended December 31, 2008, as compared to $5,952,000 in the year ended December 31, 2007.

Restricted cash—We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2008, the disbursement agent was holding a balance of $104,577,000 in bond proceeds, compared to $45,785,000 on December 31, 2007. The increase in restricted cash is attributable to our $62,425,000 in tax-exempt bond financing in California and $7,000,000 in tax exempt bond financing in Nebraska. These increases in cash were offset by the expenditure of funds for the construction of our facilities in Huckabay Ridge, Texas and Grand Island, Nebraska. These assets are invested in short term high quality debt instruments.

Construction of projects—Expenditures on construction of our projects were $16,906,000 for the twelve months ended December 31, 2008 compared to $12,388,000 for the twelve months ended December 31, 2007.

Property, plant and equipment—Property, plant and equipment expenditures were $377,000, for the year ended December 31, 2008, compared to expenditures of $560,000 for the year ended December 31, 2007. The expenditures did not include capitalized interest.

Financing Activities

Our cash provided by financing activities was $66,693,000 in the year ended December 31, 2008, compared to cash provided by financing activities of $26,157,000 in the year ended December 31, 2007. We offer the following information concerning the financing activities for our business:

Dividend payments obligations—We paid dividends of $1,326,000 to preferred stockholders during the year ended December 31, 2008.

Net Proceeds from Bond Financing—In September 2008, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $62,425,000 9% tax-exempt bond financing through the California Statewide Communities Development Authority. The proceeds of the bond offering will provide debt financing for two proposed renewable natural gas facilities in California being developed by Microgy. In July 2008, Microgy Grand Island, LLC, our wholly-owned subsidiary, closed a $7,000,000 7% tax-exempt bond financing through the City of Grand Island, Nebraska. The proceeds of the bond offering will provide debt financing for the renewable natural gas facility under construction at Grand Island, Nebraska.

2007

Operating Activities

Our cash used in operating activities was $7.9 million in the year ended December 31, 2007, compared to cash used in operating activities of $10.0 million for the year ended December 31, 2006. We reported a net loss of $17.4 million during the year ended December 31, 2007. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss for 2007 to our net cash used in operating activities:

Depreciation and amortization—During the year ended December 31, 2007, we recognized depreciation and amortization for licensed technology rights of $186,000, lease rights of $149,000 and property plant and equipment of $126,000.

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

Stock-based compensation—The FAS 123(R) accounting for options and stock grants resulted in non-cash compensation expenses of $2.8 million for the year ended December 31, 2007.

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

Investing Activities

Our cash used for investing activities was $6.0 million in the year ended December 31, 2007, as compared to $66.6 million in the year ended December 31, 2006. Cash used for investing activities for the year ended December 31, 2006 included a $53.2 million dollar increase in restricted cash as a result of the November 2006 bond financing. Our investing activities were concentrated primarily in the following areas:

Restricted cash— We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2007, the disbursement agent was holding a balance of $45.8 million in bond proceeds, compared to $52.2 million on December 31, 2006. We also hold $489,000 in a restricted cash fund to fund our asset retirement obligation at Huckabay. Additionally, we were contractually required to make scheduled deposits to a restricted maintenance fund for Scrubgrass to ensure that funds are available in the future for scheduled major equipment overhauls. We were allowed to use cash from this restricted maintenance fund for major equipment overhauls at Scrubgrass, subject to certain restrictions. Our restricted cash balance associated with Buzzard was $2.2 million on December 31, 2007, compared to $3.2 million on December 31, 2006. These funds will be used to pay for future major maintenance expenses at the Scrubgrass facility.

Construction on projects—Expenditures on our facilities were $12.4 million for the twelve months ended December 31, 2007 compared to $13.2 million for the twelve months ended December 31, 2006. As of December 31, 2007, we had incurred expenditures of $22.0 million related to the construction of the Huckabay Ridge facility, including $6.1 million of capitalized commissioning costs due to the extended and continuing commissioning period. Expenditures for projects other than Huckabay Ridge were approximately $722,000 million in the year ended December 31, 2007.

Property, plant and equipment—Property, plant and equipment expenditures did not include capitalized interest and were $560,000 for the year ended December 31, 2007, compared to expenditures of $177,000 for the year ended December 31, 2006.

Financing Activities

Our cash provided by financing activities was $26.2 million in the year ended December 31, 2007, compared to cash provided by financing activities of $75.5 million in the year ended December 31, 2006. We offer the following information concerning the financing activities for our business:

Dividend payments obligations—We paid dividends of $871,000 to preferred stockholders during the year ended December 31, 2007.

Public Offerings of Common Stock—On October 3, 2007, the Company raised $26.6 million through the sale of 5,400,000 shares of common stock.

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

Working capital loan and current notes payable for Scrubgrass—Buzzard may borrow up to $6 million under a lessee working capital loan agreement with the lessor of the Scrubgrass facility for ongoing working capital requirements of this project. The outstanding borrowings under this loan were $1.8 million as of December 31, 2007. On December 31, 2006, the outstanding borrowings under this loan were $4.2 million.

Long Term Liabilities & Commitments

The following table shows all of our long term liabilities and commitments. Note K to our consolidated financial statements provides additional information on these commitments.

Commitments of Continuing Operations ($ USD)	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$336,672	$336,672	$298,500	$111,078	—	—	$1,082,922
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
Tax Exempt Bonds(3)	10,308,250	10,308,250	10,658,250	11,603,750	$11,606,350	$285,416,450	339,901,300
Security Deposit(4)	250,000	100,000	100,000	100,000	100,000		650,000
Vehicle Loan and Other Capital Leases(5)	30,347	18,829	—	—	—	—	49,176

TOTAL	$13,925,269	$10,763,751	$11,056,750	$11,814,828	$11,706,350	$285,416,450	$344,683,398

1	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $371,637, $424,765, and $286,501, in 2008, 2007 and 2006, respectively.

2	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment equipment, in connection with our Microgy facilities.

3	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.

4	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.

5	We are obligated under various non-cancelable capital leases for automotive vehicles.

The following table provides further detail regarding our debt obligations as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Secured Promissory Notes Payable and Other Obligations
Vehicle loan & capital leases	$50,023	$103,983
California loan related to tax exempt bonds	62,425,000	—
Texas loan related to tax exempt bonds	60,000,000	60,350,000
Nebraska financing lease related to tax exempt bonds	7,000,000	—

TOTAL	$129,475,023	$60,453,983

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of December 31, 2008 and December 31, 2007. These notes, secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Microgy Holdings, LLC Debt Obligations—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60,000,000 tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. These bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for four proposed renewable natural gas facilities in Texas being developed by Microgy. To date we have used approximately $1.2 million to fund costs of issuance and $15 million of the proceeds to fund construction of our Huckabay Ridge facility. In September 2008 Microgy Holdings, LLC closed a $62,425,000 tax-exempt bond financing through the California Statewide Communities Development Authority. These bonds were also issued at par and will pay a coupon of 9%. The proceeds of this bond offering will provide debt financing for two of the three proposed renewable natural gas facilities in California being developed by Microgy. To date, we have used approximately $1.3 million to fund costs of issuance. These Texas and California obligations also have certain covenants related to performance objectives at the Huckabay Ridge facility. The obligations of Microgy Holdings under the Texas and California bond financings are non-recourse to Environmental Power, although Environmental Power, is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion.

Microgy Grand Island, LLC Debt Obligation— In July 2008, Microgy Grand Island LLC, our wholly owned subsidiary, closed a $7,000,000 tax-exempt bond financing through the City of Grand Island, Nebraska. These bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond offering will provide debt financing for the renewable gas facility under construction at Grand Island, Nebraska. These bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. To date, we have used $140,000 to fund costs of issuance and $4.6 million of the proceeds to fund construction of our Grand Island facility. The obligations of Microgy Grand Island LLC under the Nebraska bond financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction cost of the facility, as well as to cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion.

2009 Outlook

Operations

The following forward-looking information concerning our anticipated results of operations for the full year 2009 is being compared to our historical results of operations for 2008.

We expect increased revenues during 2009 from increased sales of RNG® produced by our Huckabay Ridge facility in Texas due to an expected full year of operations and due to higher capacity factors than were experienced in 2008. Our revenues related to the Dairyland sites are expected to be approximately consistent with revenues from such facilities in 2008. Also, we expect our Swift Grand Island facility to generate revenues when it is placed in service later this year.

At Huckabay Ridge, a recent outage has ended, during which we completed comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system. These upgrades will bring the facility into conformity with the third-generation project design that we are utilizing on our next round of facilities. We also used the outage to complete repairs to two digester tanks that sustained damage due to over pressurization. The sources of over pressurization have been identified and were addressed in the current upgrades. With the completion of these upgrades, we expect our Huckabay Ridge facility to be capable of achieving an operating rate equal to its annualized production target of 635,000 MMbtus per year. Currently, we are in the process of bringing the Huckabay Ridge facility to full output levels, which we expect to occur in March 2009.

We expect our operation and maintenance expenses at Huckabay Ridge to decrease during 2009 to reflect the commercial operations of the Huckabay Ridge facility without the heightened operating and maintenance costs which were included in 2008. During the first seven months of production, these costs were higher than normal due to start-up expenses, and were subsequently heightened during the third and fourth quarters of 2008 due to the outage and related restart. We expect the Dairyland sites’ operations and maintenance expenses to remain approximately constant to 2008 levels. Additionally, we expect to start incurring operations and maintenance expenses associated with the Swift Grand Island facility once it commences commercial operation in 2009.

In 2008 and early 2009 we instituted a number of steps to reduce or eliminate certain general and administrative costs, and are currently examining other cost-saving measures. General and administrative expenses are expected to decline relative to 2008. We believe these measures will result in future reduced general and administrative costs as the full annual impact of these measures take effect.

In addition to the Huckabay Ridge facility, our other planned Texas and California projects are in various stages of development. Our Cnossen and Rio Leche projects are in the engineering and early stages of construction and initial site work has been completed. We are currently seeking capital to fund our required equity contributions for these projects to complement the equity we have invested to date. We have commenced construction on the biogas facility located at the JBS Swift & Co. beef processing plant in Grand Island, Nebraska. In July 2008 we received $7,000,000 in tax-exempt bond financing, less certain closing costs, from the City of Grand Island, Nebraska for the project. The funds are currently restricted for use on the project and held by a trustee, to be disbursed to cover certain documented project expenses. The terms of this financing are set forth in greater detail in our Current Report on Form 8-K, dated July 22, 2008, as filed with the Securities and Exchange Commission on July 25, 2008.

All requisite water and air permits required by the California Environmental Quality Act for the Riverdale, Hanford and Bar 20 projects in California have been approved. We have closed on $62.425 million of tax-exempt bond financing in California for the Riverdale and Hanford facilities, and expect to pursue an additional $26.02 million of such financing for the Bar 20 facility, though we do not yet have any binding commitments for such additional financing. The terms of our California financing are set forth in greater detail in our Current Report on Form 8-K, dated August 28, 2008, as filed with the Securities and Exchange Commission on September 4, 2008.

Cash Flow Outlook

During early 2009, we expect to fund our business activities principally from available cash balances, raising additional funds through debt and/or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. In addition, during 2009 we will need to meet significant interest and preferred dividend obligations as well as fund general and operating expenses. We will require significant additional capital over the next twelve months in order to continue to fund our planned construction program on its current schedule.

We have raised gross proceeds from the California tax-exempt bond issuance of $62.425 million to date, and currently expect to seek additional tax-exempt bond financing in California of $26.02 million. The proceeds from these financings will be used to cover not only construction costs but also debt-service and other normal reserves. Terms of the bond financings require that we first invest equity in an amount equal to at least 20% of the estimated costs of construction (similar to the terms of the bond-financings for our Texas projects) before bond funds become available to us, that Environmental Power or its subsidiaries raise at least $45.0 million in additional capital prior to June 30, 2009, of which at least $17.5 million is available to fund construction of the California facilities (with these amounts being proportionately reduced should the second closing of the California bonds not occur), and that the Huckabay Ridge facility meet certain gas production and financial performance tests over a continuous 60-day period prior to June 30, 2009. We currently plan on pursuing the full $45.0 million in additional capital prior to June 30, 2009 in accordance with the draw conditions on the California bonds.

With the closing on the tax-exempt bond issue for the Microgy Grand Island project in July 2008, debt financing of that project is complete. We will, however, need to raise additional money to fund our required equity contribution and complete the project.

We will need to augment these cash resources by additional capital in the first half of 2009 to meet the draw conditions on the California bonds described above, as well as to fund ongoing general and administrative expenses associated with our corporate overhead and interest and dividend requirements.

On December 31, 2008, our unrestricted cash balance was $3,158,000, as compared to $26,069,000 as of December 31, 2007. In addition, our current restricted cash balances were $104,577,000 and $45,785,000, at December 31, 2008 and December 31, 2007, respectively. The restricted cash represents the remaining proceeds of our $60 million tax-exempt bond financing in Texas, proceeds from our $62.425 million tax exempt financing in California and $7.0 million tax exempt financing in Nebraska. For each of the three additional planned RNG® facilities in Texas, we are able to spend up to $15,000,000 from restricted cash, subject to certain restrictions and provided that we have first funded at least 20% of the expected cost of each such facility.

We believe that our current cash balance will be sufficient to fund our minimum lease and debt obligations, current contractual commitments, and our corporate overhead requirements through early 2009. However, we will require substantial additional financing, at both the project and parent company levels, to complete the construction of currently planned facilities, as noted above, including those already under construction, as well as for ongoing interest and dividend payments as well as general and administrative expenses. We have engaged independent financial advisors to assist us in exploring project financing opportunities. On March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.4 million. We currently have no commitments for any additional financing, and we cannot assure you that such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Debt

We have financed and expect to continue to finance Microgy’s projects with debt financing, including tax-exempt financing, to the extent available. Any such debt financing will be subject to prevailing interest rates.

Commodity Price Risk

As Microgy establishes multi-digester projects for the production of RNG®, we could become exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our tax-exempt bond financings, we are required to maintain certain gas price protection arrangements for the gas output of our facilities.

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

The consolidated financial statements, the notes thereto and the reports thereon of Vitale, Caturano & Co., P.C., an independent registered public accounting firm, required hereunder with respect to Environmental Power Corporation and its consolidated subsidiaries are included in this report on pages 54 through 82 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) including a description of material weaknesses in our internal control over financial reporting as of December 31, 2007 and the remedial measures we undertook to address those material weaknesses and the independent registered public accounting firm’s related audit report are included below.

Remediation of Previously Reported Material Weaknesses

Changes in Internal Control Over Financial Reporting. We previously reported three material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which were described in Item 9A and Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2007 which we filed on March 17, 2008. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be detected.

During the third quarter of the year ended December 31, 2008 we reported on Form 10-Q significant changes made to our internal control over financial reporting to address our previously reported material weaknesses. We concluded that our previously reported material weaknesses no longer constituted material weaknesses as of September 30, 2008. During the fourth quarter of 2008 management completed additional testing to confirm this finding that our remedial measures had been effective and our previously reported material weaknesses no longer constitute material weaknesses as of December 31, 2008.

A discussion of the changes in status of our material weaknesses and the remediation steps taken is included below. Our reported material weaknesses no longer constituted material weaknesses as of December 31, 2008:

1)	Inadequate financial statement preparation and review procedures

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

•	We implemented formal policies and procedures to ensure that our accounting and analysis of complex accounting areas are adequately supported and documented.

•	We have implemented procedures for the timely preparation of memoranda to support all non-routine transactions.

•	We implemented a process to obtain additional guidance on complicated accounting questions.

•	We established more restrictive controls regarding the preparation and approval of journal entries.

During the third quarter of 2008 and confirmed at December 31, 2008, management concluded that the remedial measures described above were sufficient such that we no longer had inadequacies in our financial statement preparation and review procedures which would have constituted a material weakness as of December 31, 2008.

2)	Ineffective and inadequate controls over the expenditure function.

•

We improved our policies and procedures to ensure the reconciliation of receiving reports and vendor invoices to ensure all purchases are in accordance with our policies and are recorded accurately and timely in our records.

•	We improved the documentation procedures related to the approval of expenditures.

•	We implemented a purchase order system over certain expenditures.

•	We improved the documentation of existing procedures.

During the third quarter of 2008 and confirmed at December 31, 2008, management concluded that the remedial measures described above were sufficient such that we no longer had ineffective and inadequate controls over the expenditure function which would have constituted a material weakness as of December 31, 2008.

3)	Inadequate controls over review of material contracts.

•	We implemented procedure to improve the identification and communication of material contracts.

•

We implemented policies and procedures for the controller to review all material contracts, to determine if all monetary aspects of a contract comply with GAAP. The review is evidenced in a memorandum documenting the review and indicating any issues found during the review. The memorandum is signed by the controller, approved by the chief financial officer and included in the contract file.

•	We established procedures to enable accounting personnel to have access to additional resources to evaluate complex contract issues.

During the third quarter of 2008 and confirmed at December 31, 2008 management concluded that the remedial measures described above were sufficient such that we no longer had ineffective and inadequate controls over the review of material contracts function which would have constituted a material weakness as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting as of December 31, 2008

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

In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2008, management, including our chief executive officer and chief financial officer, reviewed its assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007, the material weaknesses then identified, and the remedial measures implemented, as described above. In connection with this review, we determined that the previously identified material weaknesses in internal control over financial reporting as of December 31, 2007 had been remediated and no longer constituted material weaknesses at December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

In connection with management’s assessment of the effectiveness of internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2008, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

Vitale, Caturano & Co. P.C., our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting. This report is included in its report on our financial statements appearing on page 55 of this Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding our directors may be found under the caption “Election of Directors” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of this annual report on Form 10-K. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Report of the Audit Committee” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has designated John R. Cooper as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Nominees

Information regarding procedures for recommending nominees to the Board of Directors may be found under the caption “Corporate Governance—Director Candidates” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Information with respect to this item may be found under the caption “Information about Executive and Director Compensation” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Stock Ownership Information” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item may be found under the caption “Corporate Governance—Certain Relationships and Related Transactions” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Corporate Governance—Registered Public Accounting Firm’s Fees” in the Proxy Statement for our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for each of the years ended December 31, 2008, 2007 and 2006. We also have audited Environmental Power Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Power Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Environmental Power Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company’s recurring losses from operations, its need to raise substantial additional capital and its current cash balance relative to obligations, contractual commitments, and corporate overhead requirements raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note A to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano & Co., P.C.

Boston, Massachusetts

March 16, 2009

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$3,157,938	$26,069,198
Restricted cash	104,577,246	45,784,702
Receivables	373,039	741,730
Other current assets	60,210	130,194
Current assets of discontinued operations	—	18,588,080

Total Current Assets	108,168,433	91,313,904
Restricted cash, non current	553,014	489,477
Property, plant, and equipment, net	23,932,073	261,171
Construction in progress	20,101,314	27,640,619
Goodwill	—	4,912,866
Licensed technology rights, net	2,329,296	2,514,796
Notes receivable, net	1,608,500	1,841,740
Deferred financing costs ,net	5,122,995	2,564,882
Other assets	197,569	97,603
Long term assets of discontinued operations	—	68,334,073

TOTAL ASSETS	$162,013,194	$199,971,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,322,896	$2,517,468
Current liabilities of discontinued operations	—	21,391,138

Total Current Liabilities	4,322,896	23,908,606
Other liabilities	340,706	204,484
Long term debt	129,475,023	60,453,983
Long term liabilities of discontinued operations	—	72,132,497

Total Liabilities	134,138,625	156,699,570
Minority Interests	100	100
Preferred stock (1)	10,156,021	10,156,021
Shareholders’ Equity
Preferred stock (2)	100	100
Common stock (3)	157,030	156,677
Additional paid-in capital	89,986,923	88,036,289
Accumulated deficit	(71,401,984)	(54,054,005)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Common Shareholders’ Equity	17,718,348	33,115,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,013,194	$199,971,131

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of December 31, 2008 and December 31, 2007. Stated value at December 31, 2008 and 2007 $52.71 per share or $14,824,213.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2008 and December 31, 2007, respectively.

(3)	$.01 par value; 50,000,000 shares authorized; 15,703,034 issued and 15,614,604 outstanding as of December 31, 2008; 50,000,000 shares authorized; 15,667,784 issued and 15,579,354 outstanding as of December 31, 2007.

(4)	88,430 shares at cost, as of December 31, 2008 and December 31, 2007.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Operations

	12 Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
REVENUES	$2,905,038	$1,174,947	$2,216,216
COSTS AND EXPENSES:
Operations and maintenance	7,118,033	941,991	2,099,420
Impairment of goodwill	4,912,866	—	—
General and administrative	12,003,092	12,443,605	11,228,982
Depreciation and amortization	1,359,097	304,331	298,774

TOTAL COSTS AND EXPENSES	25,393,088	13,689,927	13,627,176
OPERATING LOSS	(22,488,050)	(12,514,980)	(11,410,960)
OTHER INCOME (EXPENSE):
Interest income	486,986	782,566	447,854
Interest expense	(968,684)	(11,599)	(8,919)
Other income (expense)	—	583,616	300

TOTAL OTHER INCOME (EXPENSE)	(481,698)	1,354,583	439,235
LOSS BEFORE INCOME TAXES	(22,969,748)	(11,160,397)	(10,971,725)
INCOME TAX EXPENSE	26,284	900	427,127

NET LOSS FROM CONTINUING OPERATIONS	(22,996,032)	(11,161,297)	(11,398,852)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	(1,010,534)	(6,195,852)	(2,716,405)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0	7,999,858	—	—

NET LOSS	(16,006,708)	(17,357,149)	(14,115,257)
Preferred Securities Dividend Requirements	(1,326,271)	(1,348,343)	(197,715)
Beneficial Conversion Feature of Preferred Stock	—	(57,148)	(4,131,022)
Change in Value of Modified Warrants	—	(97,404)	—

LOSS APPLICABLE TO COMMON SHAREHOLDERS	(17,332,979)	(18,860,044)	(18,443,994)

Weighted Average Common Shares Outstanding
Basic & Diluted	15,579,354	11,338,973	9,634,824
Loss Per Common Share from Continuing Operations
Basic & Diluted	$(1.56)	$(1.12)	$(1.63)
Income (Loss) Per Common Share from Discontinued Operations
Basic & Diluted	$0.45	$(0.54)	$(0.28)
Net Loss Per Common Share
Basic & Diluted	$(1.11)	$(1.66)	$(1.91)

See Notes to Consolidated Financial Statements

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	12 Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,006,708)	$(17,357,149)	$(14,115,257)
Non-cash adjustments
Gain on sale of discontinued operations	(7,999,858)	—	—
Impairment of goodwill	4,912,866	—	—
Depreciation and amortization	1,364,293	468,923	492,149
Amortization of deferred gain	(51,402)	(308,411)	(308,411)
Amortization of deferred financing costs	22,236	—	7,413
Accrued interest expense	143,307	603,412	493,489
Write-off of Sunnyside liability	—	(583,030)	—
Non-cash, stock based compensation expense	1,950,987	2,798,032	2,036,108
Accrued power generation revenues	66,198,164	7,133,903	4,246,201
Accrued lease expenses	(66,198,164)	(7,133,903)	(4,246,201)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	15,782,767	(2,948,334)	(3,342,173)
Decrease in fuel inventory	826,370	362,953	128,259
Increase in unbilled revenues	—	—	58,448
Decrease (increase) in other assets	201,824	(10,080)	931,315
Decrease in notes receivable	233,240	75,964	443,296
(Decrease) in billings in excess of revenues	—	—	(457,719)
(Decrease) increase in accounts payable, accrued expenses	(14,623,775)	8,846,119	3,057,424
Decrease in other assets	143,675	121,903	616,843

Net cash used in operating activities	(13,100,178)	(7,929,698)	(9,958,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing costs	(2,580,349)	—	—
(Increase) decrease in restricted cash	(56,640,766)	6,995,926	(53,174,880)
Construction of projects	(16,906,429)	(12,388,225)	(13,245,113)
Purchase of property, plant and equipment	(376,529)	(559,576)	(176,531)

Net cash used for investing activities	(76,504,073)	(5,951,875)	(66,596,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on preferred stock	(1,326,271)	(871,058)	(5,000)
Payment of dividend on behalf of subsidiary	(15,000)	—	—
Proceeds from disposition of discontinued operations	375,000	—	—
Sale of preferred and common stock	—	26,642,914	14,049,989
Net proceeds from bond financings	69,371,040	—	56,531,217
Net borrowing (repayments) of secured notes	—	(260,960)	110,385
Repayments of capital lease obligations	—	—	(38,532)
Increase in other liabilities	136,222
Exercise of stock options	—	2,951,784	707,142
Net borrowings (repayments) under working capital loan	(1,848,000)	(2,306,000)	4,154,000

Net cash provided by financing activities	66,692,991	26,156,680	75,509,201
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,911,260)	12,275,107	(1,046,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,069,198	13,794,091	14,840,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,157,938	$26,069,198	$13,794,091

Supplemental disclosure of cash flow information
Cash Paid During the Year For
Interest	$5,751,591	$261,824	—
Income Taxes	—	—	$38,000
Supplemental disclosure of non cash investing and financing activity Beneficial conversion feature in connection with sale of preferred stock	—	(57,148)	(4,131,022)
Non-cash dividend to Series A Preferred Stock Holders	(667,090)	(667,890)	(192,715)
Warrant Capitalized in Construction in progress	—	(907,289)	—
Change in Value of Modified Warrants	—	(97,404)	—

See Notes to Consolidated Financial Statements

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Accum. Other Comp. Loss	Treasury Stock - Shares	Treasury Stock - Amount	Deferred Compensation	Receivable - Officers & Directors	Total
Balance at January 1, 2006	9,633,348	$96,333	$41,454,837	$(16,749,967)	$(499,395)	88,430	$(385,402)	$2,418,985	$(638,219)	$25,697,172
Dividends on preferred stock				(197,715)						(197,715)
Stock based compensation expense	2,053	21	2,036,087							2,036,108
Exercise of stock options	105,054	1,050	706,091							707,141
Sale of preferred stock			3,893,968							3,893,968
Reclass of deferred option expense			2,418,985					(2,418,985)		—
Beneficial conversion feature of preferred stock			4,131,022	(4,131,022)
Pension liability adjustment, net					499,395					499,395
Net loss				(14,115,257)						(14,115,257)
Balance at December 31, 2006	9,740,455	$97,404	$54,640,990	$(35,193,961)	$—	88,430	$(385,402)	$—	$(638,219)	18,520,812
Dividends on preferred stock				(1,348,343)						(1,348,343)
Stock based compensation expense			3,705,322							3,705,322
Exercise of stock options	527,329	5,273	2,946,512							2,951,785
Sale of common stock	5,400,000	54,000	26,588,913							26,642,913
Beneficial conversion feature of preferred stock			57,148	(57,148)
Modification of Warrants			97,404	(97,404)
Net loss				(17,357,149)						(17,357,149)
Balance at December 31, 2007	15,667,784	$156,677	$88,036,289	$(54,054,005)	$—	88,430	$(385,402)	$—	$(638,219)	$33,115,340
Dividends on preferred stock				(1,326,271)						(1,326,271)
Dividend paid on behalf of subsidiary				(15,000)						(15,000)
Stock based compensation expense			1,950,987							1,950,987
Issuance of restricted stock	35,250	353	(353)
Net loss				(16,006,708)						(16,006,708)
Balance at December 31, 2008	15,703,034	$157,030	$89,986,923	$(71,401,984)	$—	88,430	$(385,402)	$—	$(638,219)	$17,718,348

See Notes to Consolidated Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—GOING CONCERN

The company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,332,979 and used cash of $13,100,178 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects which we anticipate completing at varying times in 2010, subject to the availability of funding and the operational ramp up of our Huckabay Ridge facility and completion of construction and then operation of our Swift Grand Island facility during 2009. As of December 31, 2008, we had an accumulated deficit of $71,401,984, and our unrestricted cash and cash equivalents amounted to $3,157,938. Currently, our facility at Huckabay Ridge, Texas, which is being ramped up to full production, will not generate positive cash flow until the ramp up is complete and steady state conditions are achieved. In any event, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the first half of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on March 13, 2008 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.4 million, and we continue to work with our independent financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at December 31, 2008 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE B—BUSINESS AND ORGANIZATION

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

In the past, we have operated in two major segments through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

food industry wastes, and through EPC Corporation and its subsidiary Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The obligations of Microgy Holdings related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and operations and maintenance expenses prior to completion of construction. Microgy Holdings is also the obligor on $62.425 million in tax-exempt debt financing from the California Statewide Communities Development Authority we completed in September 2008 on terms similar to those of the Texas financing. Microgy Grand Island, LLC is the obligor on $7.0 million in tax-exempt debt financing from the City of Grand Island, Nebraska, relating to the construction of our facility at the flagship beef processing plant of JBS Swift & Company, located in Grand Island. The obligations of Microgy Grand Island related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and operations and maintenance expenses prior to completion of construction.

Discontinued Operations

In May 2007, our board of directors authorized management to pursue negotiations for the disposition of Buzzard Power Corporation’s leasehold interest in the Scrubgrass facility, referred to as Scrubgrass. Buzzard is a subsidiary of our wholly owned subsidiary, EPC Corporation. Scrubgrass located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy. On February 29, 2008 we completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company, EPC Corporation. We recorded net income from discontinued operations in 2008 of $6,989,000 reflecting a loss from operations for the months of January and February 2008 of $1,011,000 and a one-time gain from disposal of $8,000,000. The gain of approximately $8,000,000, with the exception of a cash payment of $375,000, was non-cash in nature. The components of the gain included $3,456,000 in forgiveness of indebtedness, $2,570,000 for the recognition of a previously deferred gain and $1,630,000 for the relief of net obligations of Buzzard. The disposition was recorded net of a tax obligation of $0 because it is anticipated that existing net operating loss carryforwards will offset any federal or state tax liabilities.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Statement of Financial Accounting Standard (“SFAS”) No. 144 “ Accounting for Impairment or Disposal of Long-Lived Assets .” We do not have a continuing involvement with the Buzzard business since the closing of the disposition of the leasehold interest in the Scrubgrass facility and do not continue any revenue or active cost-generating activities related to Buzzard. In accordance with SFAS No. 144, the accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued and the consolidated statements of operations report the operations of Buzzard as

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discontinued operations. Buzzard had revenues of $9,556,000 for the two months ended February 29, 2008. Buzzard had revenues of $51,633,000 and $51,662,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

NOTE C—SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition: We record revenues for operation and maintenance of the facilities at the Dairyland Power Cooperative sites which appear as revenues on our statements of operations. Operations and maintenance revenues and natural gas revenues are recorded as services are provided or gas is delivered and billed on a monthly basis.

Revenue from the sale of carbon sequestration credits is only recognized after the carbon credits have been authenticated by an independent third party, registered on the Chicago Climate Exchange and invoiced to the customer.

	Twelve Month Ended
Revenues	December 31, 2008	12/31/2007	December 31, 2006

Dairyland sites	$1,182,246	$1,174,947	$2,216,216
Huckabay Ridge, Texas	1,722,792	—	—

Total revenues	$2,905,038	$1,174,947	$2,216,216

Method of Accounting for Contracts: Revenues and profits from our construction contracts, with Dairyland Power Cooperative, referred to as Dairyland, which appear as revenues on our 2006 statement of operations, are generally recognized by applying percentages of completion for the period to the total estimated profits for the respective contracts. Percentage of completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimated. In the ordinary course of business, at a minimum on a quarterly basis, we prepared updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract. An amount equal to the costs incurred is included in the total estimated revenue when realization is probable. Profit from unapproved change orders and claims is recorded in the period such amounts are resolved.

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, restricted cash and revenues. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Most of our cash balances may be subject to investment risk because some of the account balances exceed the maximum FDIC insurance amount. All of our renewable natural gas revenues and a substantial portion of our operation and maintenance revenues are from two unrelated customers. We have not encountered and do not expect to encounter any collection problems with these customers. The accounts receivable from outside customers at December 31, 2008 of $240,000 has been collected. Based on our history and the arrangements we have with our two major customers we do not believe we have substantial exposure to uncollectibility of accounts receivable from these customers.

Impairment of Long- Lived Assets: In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company evaluates long-lived assets such as property and equipment and purchased intangible assets with finite lives subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no such impairment charges recorded during the years ended December 31, 2008, 2007 and 2006.

Restricted Cash: Restricted cash includes primarily the net proceeds from Microgy Holdings’, L.P. tax-exempt bond financings, totaling approximately $104,577,000 as of December 31, 2008. The use of these funds is restricted to the construction and start-up operations of our three remaining planned Texas projects, Mission, Rio Leche, and Cnossen, two of our California projects, Hanford and Riverdale and our Grand Island, Nebraska project. Pursuant to agreements requisition and/or certification by Microgy Holdings or Microgy Grand Island LLC and the related approval by an independent engineer and a trustee is required to withdraw the funds.

Notes Receivable: We have completed construction of the digesters at Five Star Dairy, Wild Rose Dairy and Norswiss Dairy, collectively referred to as the Dairyland sites. Each digester has begun operations. The sales price for each digester was $1.0 million. We will be paid from the cash flow from the sale of gas generated under the applicable biogas supply agreement between the digester owner and Dairyland, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3.1 million plus interest at 5% per annum, which is evidenced by three notes of $1.0 million each. In 2008, we applied 50% of the proceeds from the sale of carbon sequestration credits at these facilities to these notes, or $219,000. Therefore, after giving effect to the $750,000 bad debt allowance relating to these notes established in 2005, as of December 31, 2008, the notes have an aggregate remaining balance of $1.6 million, which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. We capitalize significant renewals and betterments that increase the useful lives of assets while repairs and maintenance charges are expensed when incurred. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property plant and equipment using the straight-line method over the estimated useful lives of the assets. We record depreciation for office equipment and furniture using the straight-line method over periods ranging from three to five years, for machinery and equipment on a straight line basis over periods ranging from fifteen to thirty years, and for leasehold improvements using the straight-line method over the lesser of the useful life of the asset or the lease. We evaluate the impairment of long-lived assets based on the projection of undiscounted cash flows whenever

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events or changes in circumstances indicated that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. We do not believe any of our property, plant, or equipment is impaired at December 31, 2008.

Construction in Progress: Construction in progress is stated at cost. Any internal costs that are capitalized are limited to those costs that can be directly identified with the design, engineering, or construction of a specific project and do not include any costs related to production, general corporate overhead, or similar activities.

In accordance with the provisions of SFAS 62 “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowing and Certain Gifts and Grants” an amendment of SFAS 34 “Capitalization of Interest Costs” we capitalize the net of interest expense and amortization costs related to the bond financing less any interest income associated with the unspent monies from the debt financing to the project which is being financed by the offering. In 2008, we capitalized $3.7 million in interest, comprised of $5.2 million in interest expense related to the California, Nebraska and Texas bonds, offset by $1.5 million in interest income related to interest earned on unspent monies. For the year ended December 31, 2007 we capitalized $2.1 million in interest and for the year ended December 31, 2006 we capitalized $265,000 of interest.

In May 2007, we issued 175,912 warrants, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. These warrants were valued using the Black-Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our construction in progress account.

In May 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee, included in the cost of the facility, that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. The licensing fee related to the construction of the Huckabay Facility, approximately $1 million dollars, has been capitalized and is included in the property, plant and equipment balance.

Intangible assets, goodwill and indefinite lived assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Accumulated amortization of licensed technology rights was $1,380,704 and $1,195,204 at December 31, 2008 and 2007, respectively. Licensed technology rights were reviewed for impairment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

2009	2010	2011	2012	2013	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	1,401,796	$2,329,296

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and is not being amortized pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We adopted SFAS 142 on January 1, 2002 and completed the transitional impairment testing in June 2002 and the required testing annually through December 31, 2008. The Company acquired Microgy, Inc. in 1999. This acquisition resulted in an initial allocation of $4,913,000 to goodwill. The impairment evaluation for goodwill is conducted at least annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed using a two-step process. The first step compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required. The Company estimates the fair values of its reporting unit using the income approach which measures the value of an intangible asset based on the expected stream of monetary benefits attributable to it over its remaining useful life.

The Company annually performs tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted in the Company’s determination that the entire balance of $4,913,000 was impaired, due primarily to the current market price of its common stock relative to its book value, projections of future cash flows and other factors. Previously, the market price of the Company’s common stock and, consequently, its market capitalization were relatively high compared to the book value per share of its common stock. However, this year the Company’s market value is substantially below its book value, due principally to the current market price of its common stock. As a result, accounting requirements require the Company to determine whether there is enough market value after covering other net assets on a book basis to cover any of its goodwill. The Company determined that market value was insufficient to cover goodwill, and determined that the write-off was required. The write-off of goodwill is not a reflection on the economics of the Company’s projects, which the Company continues to stand behind, but is simply the result of the application of accounting requirements associated with goodwill impairment.

Deferred Financing Costs: In 2006, we incurred deferred financing costs of $2.7 million related to our $60 million tax-exempt bond financing in Texas. In 2008 we recorded an additional $2.3 million and $397,000 in deferred financing costs related to our $62.425 million tax-exempt financing in California and $7 million tax -exempt financing in Nebraska , respectively. The California and Texas deferred financing costs are being amortized over the 30-year life of the related debt and the Nebraska costs over the 15-year life of the Nebraska debt.

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

Earnings per Common Share: We compute earnings per common share in accordance with SFAS No. 128, “Earnings per Share”. We compute basic earnings per share by dividing net income for the period, less any dividends on our Series A 9% Cumulative Convertible Preferred Stock, referred to as the series A preferred stock, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options, stock appreciation rights and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006. For the purposes of calculating dilutive options, all warrants and options were calculated using the treasury stock method. The preferred stock were calculated using the “as-if converted” method.

	Twelve Months Ended
Earnings Per Share	12/31/2008	12/31/2007	12/31/2006
(Loss) applicable to shareholders	$(16,006,708)	$(17,357,149)	$(14,115,257)
Dividends to preferred stockholders	(1,326,271)	(1,348,343)	(197,715)
Change in Value of Modified Warrants	—	(97,404)	—
Beneficial Conversion Feature of Preferred Stock	—	(57,148)	(4,131,022)

Earnings (Numerator)	$(17,332,979)	$(18,860,044)	$(18,443,994)
Basic Shares (Denominator)	15,579,354	11,338,973	9,634,824

Basic EPS	$(1.11)	$(1.66)	$(1.91)
Assumed exercise of dilutive stock options	—	—	—
Diluted Shares	15,579,354	11,338,973	9,634,824

Diluted EPS	$(1.11)	$(1.66)	$(1.91)
Anti-Dilutive Instruments	7,382,318	7,632,700	8,146,657

As of December 31, 2008, 2007 and 2006 respectively, there were outstanding shares of preferred stock convertible into common shares, SARs, options, and warrants to purchase 7,382,318, 7,632,700, and 8,146,657, shares of our common stock, respectively which were anti-dilutive and not included in the computation of diluted EPS. The options and warrants expire at various dates through 2016.

Stock Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires that stock-based compensation be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the years ended December 31, 2008, 2007 and 2006 within the same operating expense line items as cash compensation paid to employees. Both cash and non-cash compensation is recognized in general and administrative expenses.

In November 2005, the FASB issued FSP No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” We have adopted the simplified method to calculate the beginning balance of the additional paid-in-capital (“APIC”) pool of the excess tax benefit, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon our adoption of FAS 123R.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for non-employee stock compensation under SFAS 123(R) and Emerging Issues task Force (EITF) 96-18. We record the compensation expense over the period of service at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of such equity instruments is calculated using a Black-Scholes option model.

We recognized $1,950,987, $2,798,032 and $2,036,108 in total non-cash compensation expense under FAS 123(R) for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These assets include goodwill and other non-amortizable intangible assets. We adopted SFAS 157 as of January 1, 2008 and the adoption did not have a material impact on our financial statements.

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

As of December 31, 2008, other than cash, cash equivalents and restricted cash none of the Company’s assets or liabilities were being reported at fair value.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE D—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2008 and 2007:

Other Current Assets	2008	2007
Prepaid expenses	$53,214	$104,685
Deposits and other current assets	6,996	25,509

TOTAL	$60,210	$130,194

NOTE E—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost less accumulated depreciation and consists of the following as of December 31, 2008 and 2007:

Property, Plant and Equipment	2008	2007
Machinery and equipment	$25,073,098	—
Leasehold improvements	102,699	21,192
Office equipment and furniture	265,027	640,063
Less: Accumulated depreciation	(1,508,751)	(400,084)

TOTAL	$23,932,073	$261,171

Depreciation expense for the years ended 2008, 2007, and 2006 was $1,153,210, $126,034, and $113,274 respectively.

NOTE F—OTHER ASSETS

Other assets consist of the following as of December 31, 2008 and 2007:

Other Assets	2008	2007
Security deposits	197,569	97,603

TOTAL	$197,569	$97,603

NOTE G—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2008 and 2007:

Accounts Payable and Accrued Expenses	2008	2007
Accounts payable	$1,628,955	$352,984
Accrued dividends payable	667,089	675,000
Accrued compensation	393,024	373,782
Accrued licensing fee	—	350,000
Accrued interest	859,021	—
Accrued expenses	774,807	765,702

TOTAL	$4,322,896	$2,517,468

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—LONG TERM DEBT

Long term debt as of December 31, 2008 and 2007 consists of:

Secured Promissory Notes Payable and Other Obligations	2008	2007
Vehicle loan & capital leases	50,023	103,983
California tax exempt bonds	62,425,000
Texas tax exempt bonds	60,000,000	60,350,000
Nebraska tax exempt bonds	7,000,000	—

TOTAL	$129,475,023	$60,453,983

Tax-Exempt Bond Financings—In November 2006, Microgy Holdings, LLC, our wholly-owned subsidiary, closed a $60 million tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. The bonds were issued at par and will pay a coupon of 7%. The proceeds of the bond financing will provide debt financing for the construction of four proposed renewable natural gas facilities in Texas being developed by Microgy, Inc. Interest on the bonds is calculated on the basis of a 360 day year of twelve 30 days months and is payable each June 1st and December 1st.

In September 2008, Microgy Holdings, LLC closed a $62.425 million tax-exempt bond financing through the California Statewide Communities Development Authority. These bonds were also issued at par and pay a coupon of 9%. The proceeds of this bond financing will provide debt financing for two of the three natural gas facilities in California being developed by Microgy. The California bonds also have certain covenants related to performance objectives at the Huckabay Ridge facility.

In July 2008, Microgy Grand Island LLC, our wholly owned subsidiary, closed a $7 million tax-exempt bond financing through the City of Grand Island, Nebraska. These bonds were issued at par and pay a coupon of 7%. The proceeds of this bond financing provide debt financing for the renewable gas facility under construction at Grand Island, Nebraska.

The foregoing obligations carry certain restrictions and covenants, including reporting requirements and restriction on the use of funds. As of December 31, 2008, management believes we are in full compliance with the covenants and restrictions of all tax-exempt financings.

NOTE I—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2008, 2007 and 2006:

ANALYSIS INCOME TAX EXPENSE	2008	2007	2006
Current
Federal	—	—	—
State	$26,284	$900	$427,127

Total current tax expense	26,284	900	427,127
Deferred
Federal	—	—	—
State	—	—	—

Total deferred tax expense	—	—	—

TOTAL INCOME TAX EXPENSE	26,284	900	427,127

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes paid during the years ended December 31, 2008, 2007, and 2006 amounted to $0, $0, and $38,000, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2008	2007	2006
Federal tax (benefit) expense at 34%	$(5,433,344)	$(3,799,526)	$(3,260,783)
State tax expense	(26,284)	(67,485)	(82,824)
Valuation allowances	6,083,819	3,856,892	3,737,467
Permanent differences	(597,907)	11,019	33,267

TOTAL INCOME TAX (BENEFIT) EXPENSE	26,284	900	427,127

The components of the net deferred income tax (asset) liability as of December 31, 2008 and 2007 are as follows:

ANALYSIS OF DEFERRED TAX ASSET ( LIABILITY)	2008	2007
Deferred tax assets
Deferred gain(1)	—	$967,069
Stocks, warrants and stock appreciation rights	$762,793	3,114,002
Pre-acquisition net operating loss carry forward of Microgy	497,041	467,000
Federal NOL & AMT Credits	16,910,842	9,632,173
State net operating loss carry forwards	1,402,046	20,400
Deferred revenue	222,934	—
Other, net	116,985	—

Total deferred tax assets	19,912,641	14,200,644
Deferred tax liabilities
Licensed technology rights	(840,596)	(892,000)
Original issue discount related to the ArcLight loan	—	(983,271)
Depreciation and start up costs	(662,853)	—

Total deferred tax liabilities	(1,503,449)	(1,875,271)

Less: valuation allowances	(18,409,192)	(12,325,373)

DEFERRED INCOME TAX ASSET (LIABILITY), net	—	—

(1)	Deferred tax effect of the sale of the Scrubgrass project for which the net gain was deferred for financial reporting purposes. Gain was recognized in conjunction with disposition of discontinued operations.

As of December 31, 2008, we have federal and state net operating loss carry forwards of $49,737,771 and $32,189,554, respectively, which are available to reduce future taxable income. Of the total net federal operating loss carryforwards, $1,373,468 of these net operating loss carry forwards relate to the acquisition of Microgy. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of these net operating loss carry forwards is limited to $368,000 per year. Federal net operating loss carryforwards expire beginning in 2024 and state net operating loss carryforwards begin to expire in various years between 2013 and 2025.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below provides an analysis of the activity in the valuation reserve for net operating loss carryforwards for each of the last three years in the period ended December 31, 2008:

Description	Balance at beginning of period	Additions (charged to income tax expense)	Deductions	Balance at end of period
Year Ended December 31, 2008:
Valuation reserve for net operating loss carry forwards	$12,325,373	$6,083,819	$—	$18,409,192

Year Ended December 31, 2007:
Valuation reserve for net operating loss carry forwards	$8,468,481	$3,856,892	$—	$12,325,373

Year Ended December 31, 2006:
Valuation reserve for net operating loss carry forwards	$4,731,014	$3,737,467	$—	$8,468,481

We adopted the provisions of Financial Standards Accounting Board (FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN48”) an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the valuation allowance or deferred tax asset. At the adoption date of January 1, 2007, we had $10,387,352 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, we have approximately $19,912,641 of unrecognized tax benefits primarily comprised of federal and state net operating losses.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we did not have any accrued interest or penalties related to uncertain tax positions. We file income tax returns with federal state and local authorities. The 2003 federal and state returns were closed in 2007 and no material adjustments were identified towards any of our tax positions. Our federal and state tax returns for 2004 to 2007 are subject to future examination by relevant tax authorities.

NOTE J—SHAREHOLDERS’ EQUITY

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing, we entered into a subscription agreements with the purchasers, pursuant to which we were required to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the series A preferred stock and issuable upon exercise of the warrants and the warrants issued to one of the placement agents.

Dividends: Each share of series A preferred stock has an initial stated value of $52.71 (the “Stated Value”), and accrues dividends at a rate of 9% per annum on the Stated Value, payable semiannually in arrears on January 1 and July 1 and accruing daily on the basis of 12 thirty-day months in a year of 360 days. The dividends are cumulative and payable in cash out of funds legally available.

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

Voting: The series A preferred stock acquired by the purchasers was convertible into 2,812,410 shares of common stock and the holders of the series A preferred stock vote on an as-converted basis with the holders of our common stock. As a result of the issuance of shares of our common stock in the public offering completed in October 2007 at a price per share less than the conversion price of the series A preferred stock, the series A preferred stock and a resulting decrease in such conversion price, is now convertible into 2,823,660 shares of common stock.

Conversion: Subject to limitations set forth in the Certificate of Designations, the holders of the series A preferred stock may convert all or any portion of their shares of series A preferred stock into shares of common stock at any time. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share at the time of issuance. Pursuant to the guidance in paragraph 5 of EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we allocated the proceeds from the Series A financing between the Series A Preferred Stock and the warrants based upon their estimated relative fair values as of the closing date, resulting in $10,156,021 being allocated to the series A preferred stock and $3,385,340 being allocated to the warrants. We then calculated the intrinsic value of the beneficial conversion feature embedded in the series A preferred stock. The beneficial conversion of $4,131,022 was recognized as an additional discount on the series A preferred stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of series A preferred stock set forth in the Certificate of Designation

In October 2007 the preferred stock conversion price was reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in our October 2007 public offering. The change in the conversion price of the preferred stock resulted in additional beneficial conversion feature which was recorded as a $57,148 loss available to common shareholders.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(viii) Our common stock shall fail to be listed or quoted for trading on a specified trading market for more than five consecutive trading days; or

(ix) any final monetary judgment, writ or similar final process, not subject to further appeal, shall be entered or filed against Environmental Power, any subsidiary for which there is recourse to Environmental Power or any of their respective properties or other assets for greater than $2,500,000, and such judgment, writ or similar final process shall remain un-vacated, un-bonded, un-stayed, or un-appealed for a period of 60 calendar days.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In an effort to help us identify candidates for anaerobic digester projects, we have entered into a business development agreement (BDA) with Cargill. In consideration of Cargill’s services (see Note J), under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date. During 2007, we granted Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share under this arrangement. These warrants were valued using the Black- Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our construction in progress account.

Offering costs: One of the placement agents in the series A financing received a warrant to purchase 168,745 shares of common stock at a purchase price of $5.27 per share, exercisable for a period of five years. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.8%; volatility of 77% and a dividend yield of 0%. The fair value of the warrants of $508,628 was treated as an offset to the proceeds of the series A financing and credited to additional paid in capital.

Stock Options

We maintain incentive compensation plans under which restricted stock awards, stock options, stock units and stock appreciation rights may be granted to employees, directors and independent contractors. To date, we have granted stock options, stock appreciation rights and restricted stock awards. Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25%-33% per year. The stock options generally expire 10 years from the date of grant. We issue new shares of common stock upon exercise of stock options.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions: The fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Fair Market Per Share	$2.98	$4.49	$4.47
Assumptions
Risk-free rate of return	3.04%	4.37%	4.48%
Volatility	64.92%	77.15%	78.32%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option Life (years)	4.65	5.14	4.00

The employee stock-based compensation expense recognized under FAS123R and presented in the disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% to 25% is applied to the stock-based compensation expense, determined through historical experience of employee stock options. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock.

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

Stock option transactions during year ended 2008, 2007 and 2006 are summarized as follows:

Outstanding Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value
Balance at January 1, 2006	2,780,797	$5.81	6.87	$3,801,585
Issued in 2006	653,000	6.69	9.51
Exercised	(105,054)	6.72
Expired in 2006	(301,636)	6.24	—

Outstanding at December 31, 2006	3,027,107	$5.93	6.75	$8,859,395
Issued in 2007	—
Exercised	(271,324)	5.41
Expired in 2007	(238,785)	5.68	—

Outstanding at December 31, 2007	2,516,998	$5.93	5.37	$1,098,789
Issued in 2008	—
Exercised	—
Expired in 2008	(203,659)	6.76	—

Outstanding at December 31, 2008	2,313,339	$5.76	5.16	$0

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount is changed based on the fair market value of our stock. No options were exercised during the year ended December 31, 2008.

The total compensation cost related to unvested awards not yet recognized is $701,232. This amount will be charged against income over the next three years. As of December 31, 2008 there were 439,000 shares of common stock available for issuance pursuant to future stock awards.

A summary of the status of our unvested share awards during fiscal years 2006, 2007 and 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	797,690
Awards granted	2,227,950	$4.17
Awards vested	(1,685,934)
Awards canceled or expired	(363,049)

Unvested at December 31, 2006	976,657
Awards granted	—	n/a
Awards vested	(517,539)
Awards canceled or expired	(238,785)

Unvested at December 31, 2007	220,333
Awards granted	—	n/a
Awards vested	(93,385)
Awards canceled or expired	(32,847)

Unvested at December 31, 2008	94,101

Warrants

The Company had outstanding warrants of 1,838,862 and 1,860,292 as of December 31, 2008 and December 31, 2007, respectively. The weighted average exercise prices were $4.38 and $5.38 as of December 31, 2008 and December 31, 2007, respectively. The weighted contract term has 2 years remaining as of December 31, 2008.

Stock Appreciation Rights

In 2007, the company began granting stock appreciation rights, known as SARs, to employees. SARs are contractual rights that entitle the holder to receive the appreciation in value on shares of employer stock from the grant date. Any such appreciation can be paid in either cash or shares upon exercise, at our election. Management currently plans to continue to settle SARs exclusively with equity and as such these awards are classified as equity. In 2007 and 2008, all SARs exercises were paid in shares. There were no exercises of SARs in 2008. We granted 431,750 and 428,202 SARs in 2007 and 2008, respectively. We currently have 753,734 SARs outstanding, which have a weighted average exercise price of $5.61 and a weighted average remaining contractual term of 9 years. We recognized $1,492,000 and $752,000 in non cash compensation expense related to SARs for the years ending December 31, 2008 and 2007, respectively. The vesting period for SARs ranges

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from immediately to a period of 3 years. In 2007, we had 426,750 SARs outstanding, which had a weighted average exercise price of $6.17 and a weighted average remaining contractual term of 9.48 years.

Restricted Stock

In 2008, we issued 44,750 shares of restricted stock with a fair market value of $5.52 and an intrinsic value of $5.51 per share. The total 2008 non-cash compensation expense for these shares of restricted stock was $64,743. The vesting period is over two years. As of December 31, 2008, there were 35,250 shares of restricted stock outstanding.

Dividends

Since December 2000, our Board of Directors has not declared dividends on its common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our series A preferred stock. In addition, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock remain outstanding or any accrued dividends on the series A preferred stock remain unpaid

In October of 2006, the company issued 281,241 shares of the series A preferred stock at an aggregate purchase price of $15 million. Dividend payments on the preferred stock are due on January 1st and July 1st of every year. In order to account for this dividend, the company has accrued $667,089 for the period from July 1, 2008, the date of the previous dividend payment, through December 31, 2008. The company paid $1,326,271 in preferred dividends in the year ended December 31, 2008.

Other Equity Transactions

We have outstanding notes receivable from current and former officers and directors for shares purchased in connection with the 1990 Stock Plan and 1993 Director Plan which amounted to $638,219 as of both December 31, 2008 and 2007. The notes, which are classified as a reduction of shareholders’ equity, are payable upon demand and bear interest at a floating rate which is payable monthly. The notes are also secured by the shares purchased by the officers and directors. In accordance with company policy and applicable law, we no longer make loans to our officers and directors.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K—COMMITMENTS

The following table shows all of our long term liabilities and commitments:

Commitments of Continuing Operations	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$336,672	$336,672	$298,500	$111,078	—	—	$1,082,922
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
Tax Exempt Bonds(3)	10,308,250	10,308,250	10,658,250	11,603,750	11,606,350	285,416,450	339,901,300
Security Deposit(4)	250,000	100,000	100,000	100,000	100,000		650,000
Vehicle Loan and Other Capital Leases(5)	30,347	18,829	—	—	—	—	49,176

TOTAL	$13,925,269	10,763,751	11,056,750	11,814,828	11,706,350	285,416,450	$344,683,398

1	We are obligated under various non-cancelable operating leases for office space and automotive vehicles. Rent expense for these operating leases was $371,637, $424,765, and $286,501, in 2008, 2007 and 2006, respectively.

2	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment equipment, in connection with our Microgy facilities.

3	In 2007, Microgy began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2012.

4	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to delivery product in certain instances.

5	We are obligated under various non-cancelable capital leases for automotive vehicles.

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

In consideration of Cargill’s services under the BDA, we will grant to Cargill warrants to purchase shares of our common stock equal to 1% of the outstanding shares of our common stock on a fully-diluted basis on such date as Cargill delivers executed project commitments with project candidates relating to anaerobic digester projects covering 10,000 cow equivalents, as defined, and thereafter to issue similar warrants on each succeeding date on which the same warrant issuance conditions have again been satisfied, up to a maximum of 4.99% of the outstanding shares of common stock on such issuance date subject to all warrants in the aggregate. The warrants will be exercisable for a period of five years from the issuance date, and will have an exercise price per share equal to 75% of the closing price of our common stock on the last trading day prior to the issuance date. During 2007, we granted Cargill warrants purchasing 175,912 shares of our common stock at an exercise price of $5.37

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share under this arrangement. These warrants were valued using the Black Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our construction in progress account.

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

Upon any termination of the BDA, the BDA will become void, and the parties will have no liability or obligation hereunder, except for liabilities resulting from breach of the BDA on or prior to the date of termination, and except that Cargill will be entitled to any consideration described above for all AD Projects subject to a Project Commitment entered into prior to the date of termination. Notwithstanding any termination of the BDA, during the term of the BDA and for a period of two years after the date of termination, we will not solicit or negotiate with any person who had entered into negotiations with Cargill or its affiliates with respect to an anaerobic digestion project but with whom no project commitment has been concluded, without the prior written consent of Cargill or Cargill’s participation.

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

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L—ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. We have determined that we have asset retirement costs associated with substrate removal at our Huckabay Ridge facility. This amount is included in property, plant and equipment and other liabilities on our balance sheet and depreciated over 30 years, the estimated useful life of the facility.

NOTE M—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, short-term debt obligations and long-term debt obligations. As of December 31, 2008 and 2007, the carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt is approximately $129.475 million and the estimated fair value approximates the carrying amount of the liability.

NOTE N—SUBSEQUENT EVENT

On March 13, 2009, the Company closed on the sale of $5,000,000 original principal amount of its 14% convertible notes due January 1, 2014, referred to as the notes, for net proceeds of approximately $4,389,000. The notes are unsecured obligations of Environmental Power Corporation and pay interest semi-annually on January 1 and July 1, with principal due at maturity. The notes are convertible into common stock of the Company beginning at an initial conversion price of $5.40 a share through December 31, 2009, then increasing to $6.33 per share from January 1, 2010 through December 31, 2010, $7.65 per share from January 1, 2011 through December 31, 2011, $9.75 per share from January 1, 2012 through December 31, 2012 and $11.00 per share from January 1, 2013 to December 31, 2013.

The terms of the notes are governed by an Indenture, dated as of March 1, 2009, as supplemented by a First Supplemental Trust Indenture, dated as of March 1, 2009, between the Company and Wells Fargo Bank, National Association, as Trustee, collectively referred to as the indenture. The indenture contains covenants which include restrictions and limitations on the ability of the Company and its subsidiaries to incur indebtedness and issue certain types of capital stock and engage in certain transactions. In certain instances described in the indenture, the holders of the notes can require the company to repurchase or redeem the notes, and the Company can require holders of the notes to convert into common stock or redeem their notes. The proceeds of these notes can only be used for the costs and expenses associated with the construction and operation of our projects, as described in more detail in the indenture. The First Supplemental Indenture provides for the issuance of notes in an aggregate original principal amount of up to $53,000,000.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O—SELECTED UNAUDITED QUARTERLY FINANCIAL RESULTS

The following tables set forth certain unaudited quarterly data of the Company for each of the quarters since January 2007. This information has been prepared on the same basis as the annual financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the annual financial statements and the notes thereto included elsewhere in this document. The quarterly operating results are not necessarily indicative of future results of operations.

	Quarters Ended
	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
	(unaudited) in thousands except per share data
REVENUES	215	327	344	289	971	1,112	456	366
COSTS AND EXPENSES:
Operations and maintenance	217	244	313	168	1,317	1,937	1,784	2,080
Impairment of goodwill								4,913
General and administrative	2,346	3,656	3,776	2,667	3,261	3,611	2,865	2,265
Depreciation and amortization	71	77	78	78	261	353	379	366

TOTAL COSTS AND EXPENSES	$2,634	$3,977	$4,167	$2,913	$4,839	$5,901	$5,028	$9,624
OPERATING (LOSS)	$(2,419)	$(3,650)	$(3,823)	$(2,624)	$(3,868)	$(4,789)	$(4,572)	$(9,258)

OTHER INCOME (EXPENSE):
Interest income	$159	$132	$110	$382	$247	$100	$88	$53
Interest expense	(4)	(2)	(4)	(2)	(177)	(265)	(263)	(265)
Other income (expense)	583	—	—	1	(13)	(9)	(15)	37

TOTAL OTHER INCOME (EXPENSE)	$738	$130	$106	$381	$57	$(174)	$(190)	$(175)
(LOSS) INCOME BEFORE TAXES	$(1,681)	$(3,520)	$(3,717)	$(2,243)	$(3,811)	$(4,963)	$(4,762)	$(9,433)
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—	—	—	—	26
(LOSS) FROM CONTINUING OPERATIONS	$(1,681)	$(3,520)	$(3,717)	$(2,243)	$(3,811)	$(4,963)	$(4,762)	$(9,459)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$335	$(3,235)	$(2,041)	$(1,255)	$6,989	—	—	—

NET (LOSS) INCOME	$(1,346)	$(6,755)	$(5,758)	$(3,498)	$3,178	$(4,963)	$(4,762)	$(9,459)

Preferred Securities Dividend Requirements	$(336)	$(334)	$(336)	$(342)	$(338)	$(329)	$(326)	$(334)
Beneficial Conversion Feature of Preferred Stock			$(57)
Change in Value of Modified Warrants			$(98)
(Loss) Income/Income Available to Common Shareholders	$(1,682)	$(7,089)	$(6,249)	$(3,840)	$2,840	$(5,292)	$(5,088)	$(9,793)
Weighted Average Common Shares Outstanding
Basic	9,787	10,027	10,173	15,405	15,668	15,579	15,579	15,579
Diluted	9,787	10,027	10,173	15,405	18,730	15,579	15,579	15,579
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC LOSS PER COMMON SHARE	$(0.17)	$(0.71)	$(0.61)	$(0.25)	$0 .18	$(0.34)	$(0.33)	$(0.63)
From Continuing Operations	$(0.22)	$(0.39)	$(0.41)	$(0.17)	$(0.27)	$(0.34)	$(0.33)	$(0.63)
From Discontinued Operations	$0.05	$(0.32)	$(0.20)	$(0.08)	$0 .45	$—	$—	$—
DILUTED LOSS PER COMMON SHARE	$(0.17)	$(0.71)	$(0.61)	$(0.25)	$0 .17	$(0.34)	$(0.33)	$(0.63)
From Continuing Operations	$(0.22)	$(0.39)	$(0.41)	$(0.17)	$(0.20)	$(0.34)	$(0.33)	$(0.63)
From Discontinued Operations	$0.05	$(0.32)	$(0.20)	$(0.08)	$0 .37	$—	$—	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ENVIRONMENTAL POWER CORPORATION

By:	/s/ RICHARD E. KESSEL
Richard E. Kessel
President and Chief Executive Officer

Date: March 16, 2009

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

Signature	Title	Date

/s/ RICHARD E. KESSEL Richard E. Kessel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ MICHAEL E. THOMAS Michael E. Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman of the Board of Directors	March 16, 2009

/s/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	Vice Chairman of the Board of Directors	March 16, 2009

/s/ JOHN R. COOPER John R. Cooper	Director	March 16, 2009

/s/ LON HATAMIYA Lon Hatamiya	Director	March 16, 2009

/s/ STEVEN KESSNER Steven Kessner	Director	March 16, 2009

/s/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 16, 2009

/s/ ROGER S. BALLENTINE Roger S. Ballentine	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472)).

3.01	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

3.02	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 7, 2007, as filed with the SEC on December 13, 2007 (SEC File No. 001-32393)).

4.01	Certificate of Designations, Preferences and Rights of the Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated, November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.1*	Technology Licensing Agreement dated May 12, 2000 between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (SEC File No. 000-15472)).

10.2*	Addendum, dated April 14, 2003, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004 (SEC File No. 000-15472)).

10.3	Addendum No. 2, dated as of March 7, 2005, to Technology Licensing Agreement dated May 12, 2000, between Microgy and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.4	Indemnification Agreement dated February 12, 2002 between the Registrant and Joseph Cresci, Donald Livingston, William Linehan, and their successors (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002 (SEC File No. 000-15472)).

10.5	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.6	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.7	Promissory Note dated July 30, 1993 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.8	Promissory Note dated December 15, 1995 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $267,280.50 (Incorporated by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

Exhibit No.	Description

10.9	Promissory Note dated April 12, 2001 by Donald A. Livingston in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (SEC File No. 000-15472)).

10.10	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.11+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078)).

10.12+	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.13+	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.14+	Form of Non-Incentive Stock Option Agreement for option grants under the Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.79 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.15+	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393))

10.16+	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

10.17+	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.18+	Form of Non-Statutory Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.19+	Form of Stock Appreciation Right Agreement under the 2005 Equity Incentive Plan and 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007(SEC File No. 001-32393)).

10.20+	Form of Stock Appreciation Right Agreement for Non-Employee Directors under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008 (SEC File No. 001-32393)).

10.21+	2006 Director Option Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006 (SEC File No. 001-32393)).

10.22+	Form of Non-Statutory Stock Option Agreement under the 2006 Director Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.23+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Registrant and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004 (SEC File No. 001-32393)).

10.24+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 24, 2004 (SEC File No. 333-118521)).

10.25+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.26	Reserved

10.27+	2008 Base Salaries for Named Executive Officers.

10.28+	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 8, 2005 (SEC File No. 001-32393)).

10.29+	Summary of Non-Employee Director Compensation.

10.30+	Employment Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.31+	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.32+	Indemnification Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.33+	Employment Offer Letter, dated October 11, 2006, between the Registrant and Dennis Haines (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 11, 2006, as filed with the SEC on October 16, 2006 (SEC File No. 001-32393)).

10.34+	Employment Offer Letter, dated May 7, 2007, between the Registrant and Michael E. Thomas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007 (SEC File No. 001-32393)).

10.35	Form of Common Stock Warrant to purchase 100,000 shares of Common Stock at an exercise price of $6.33 per share issued to Ladenburg, Thalmann & Co. Inc. in connection with the Registrant’s February 2005 public offering (Incorporated by reference to Exhibit 4.01 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-121572)).

10.36	Reserved.

10.37	Business Development Agreement, dated October 23, 2006, between the Registrant, Microgy, Inc. and Cargill, Incorporated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.38	Form of Warrant to Purchase Shares of Common Stock to be issued to Cargill, Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.39	Form of Subscription Agreement for the participants in the Registrant’s private placement of its Series A 9% Cumulative Convertible Preferred Stock and Common Stock Warrants in November 2006 (the “November 2006 Private Placement”) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.40	Form of Warrant to Purchase Shares of Common Stock issued in the November 2006 Private Placement (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.41	Loan Agreement, dated as of October 1, 2006, between Microgy Holdings, LLC and the Gulf Coast Industrial Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.49	Trust Indenture, dated as of October 1, 2006, between the Gulf Coast Industrial Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.42	Guarantee Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.43	Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.44	Support Agreement, dated as of October 1, 2006, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.45	Indemnity Letter, dated as of November 9, 2006, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.46	Management Services Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.47	Tax Sharing Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.48	Form of Facility Operating Agreement between Microgy O&M, LLC and each of MST Production Ltd., Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.49	Equity Interest Purchase Option, dated as of November 9, 2006, between Microgy, Inc. and Microgy Holdings, LLC, on the one hand, and South-Tex Morrow, Inc. (f/k/a South-Tex Treaters, Inc.) (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.50	Drawing Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, Wells Fargo Bank, National Association, as Trustee, and R.W. Beck Incorporated.

10.51	Omnibus Agreement Regarding Termination of Lease, dated November 30, 2007, by and between Buzzard Power Corporation and Scrubgrass Generating Company, L.P. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.52	Assignment, Termination and Release Agreement, dated as of February 20, 2008, among Buzzard Power Corporation, EPC Corporation, Scrubgrass Generating Company, L.P. and Calyon New York Branch, as agent (Incorporated by reference to Exhibit 2.02 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.53	Third Amendment to Amended and Restated Disbursement Agreement, dated as of February 29, 2007, by and among Scrubgrass Generating Company, L.P., Buzzard Power Corporation, Deutsche Bank Trust Company Americas, as Disbursement Agent and Deutsche Bank Trust Company Americas, as Securities Intermediary (Incorporated by reference to Exhibit 2.03 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.54	Loan Termination Agreement, dated November 30, 2008, between EPC Corporation and Crystal Creek Coalpower Funding, LLC (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 29, 2008, as filed with the SEC on March 6, 2008 (SEC File No. 001-32393)).

10.55+	Stock Appreciation Right Agreement, dated February 28, 2008, between the Registrant and Robert I. Weisberg (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008 (SEC File No. 001-32393)).

10.56	Annual Management Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (SEC File No. 001-32393)).

10.57	Long-Term Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (SEC File No. 001-32393)).

10.58	Lease Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.59	Trust Indenture, dated as of June 1, 2008, between the City of Grand Island, Nebraska and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.60	Guaranty Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

Exhibit No.	Description

10.61	Pledge Agreement, dated as of June 1, 2008, among Microgy Grand Island, LLC, Wells Fargo Bank, National Association, as Trustee and Swift & Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.62	Support Agreement, dated as of June 1, 2008, among Environmental Power Corporation and Microgy Grand Island, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.63	Tax Regulatory Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.64	Indemnity Letter, dated as of July 22, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.65	Loan Agreement, dated as of August 1, 2008, between Microgy Holdings, LLC and the California Statewide Communities Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.66	Trust Indenture, dated as of August 1, 2008, between the California Statewide Communities Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.67	Supplemental Guarantee Agreement, dated as of August 1, 2008, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C., Rio Leche Estates, L.L.C., Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.68	Joinder, dated as of August 1, 2008, to Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand (the “Texas Subsidiary Guarantors”), and Wells Fargo Bank, National Association, as Trustee, on the other hand (the “Trustee”), executed by the Texas Subsidiary Guarantors, Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and the Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.69	Support Agreement, dated as of August 1, 2008, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.70	Demand Purchase Agreement, dated September 3, 2008, by among Microgy Holdings, LLC, Environmental Power Corporation, Wells Fargo Bank, National Association, as Trustee, and the Bondholders named therein (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

Exhibit No.	Description

10.71	Indemnity Letter, dated as of August 28, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.72	First Addendum to Drawing Agreement, dated September 3, 2008, among Microgy Holdings, LLC, the Trustee and R.W. Beck, Incorporated (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

+	Management contract or compensation plan or arrangement.

*	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission