Form 10-K/A
period 2008-12-31
ENVIRONMENTAL POWER CORP
filed 2009-03-27
CIK 805012

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

For the transition period from                      to

Commission file number: 001-32393

Environmental Power Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-3117389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

120 White Plains Road, 6th Floor, Tarrytown New York	10591
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 631-1435

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report of Environmental Power Corporation on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”) of Environmental Power Corporation (“we,” “us,” the “Company” or “EPC”) filed on March 16, 2009 with the Securities and Exchange Commission (the “SEC”) is being filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company has determined that it will not file its proxy statement within 120 days of its fiscal year ended December 31, 2008 and is, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 16, 2009 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Roger S. Ballentine, age 46, has been the President and principal consultant of Green Strategies Inc., an energy and environmental policy consulting firm, since February 2001. Previously, Mr. Ballentine served in the Clinton Administration, serving from 1999 until early 2001 as Chairman of the White House Climate Change Task Force and Deputy Assistant to the President for Environmental Initiatives, and from 1998 to 1999 as Special Assistant to the President for Legislative Affairs. Prior to that time, Mr. Ballentine was a partner with the Washington, D.C. law firm Patton, Boggs, L.L.P. Mr. Ballentine is a member of the boards of directors of the American Council on Renewable Energy, the Biomass Energy Research Center, the Solar Electric Light Fund and the American Bird Conservancy, all of which are non-profit organizations. Mr. Ballentine received a B.A. in Economics, magna cum laude, from the University of Connecticut, and a J.D., cum laude, from Harvard Law School. In 2008, Mr. Ballentine was a visiting lecturer at the Harvard Law School.

John R. Cooper, age 61, has been a director since 2003. Since February 2003, he has been President of Finance of Energy Advisory Services, LLC, a financial structuring and energy consulting group. Since 2004, Mr. Cooper has been a principal, director and Chief Financial Officer of Ocean Renewable Power Company, LLC, a venture developing technology and projects to produce electric power from tidal and open ocean currents. Prior to 2002, Mr. Cooper was Senior Vice President and Chief Financial Officer of PG&E’s National Energy Group (and predecessor companies), where he oversaw all aspects of the structuring and arranging of financing for the construction and acquisition of 8,500 MW of fossil, hydro and renewable electric generating projects and gas pipelines. During his 14 year tenure, these financings were awarded 10 “deal of the year” citations. Previously, he spent eight years with Bechtel Financing Services, Inc., where he was responsible for structuring and arranging financing for large infrastructure and energy projects. He spent three years as chief financial officer of a European oil, shipping, banking and venture capital group in Geneva, Switzerland. He is currently a Director of MachGen, LLC, SkyFuel, LLC, Ocean Renewable Power Company, LLC and an advisory director of Republic Financial Corporation’s private equity group. Mr. Cooper holds a bachelor’s degree from Trinity College (Connecticut), a master’s degree in development economics and international studies from the Johns Hopkins Nitze School of Advanced International Studies, and a master’s degree in finance from the Kellogg Graduate School of Management at Northwestern University.

Joseph E. Cresci, age 66, is a founder of our company and has served as our Chairman since its inception in 1982 and as Chief Executive Officer from 1982 to July 2003. Mr. Cresci’s role as Chairman became a non-executive position in June 2006, and he retired from employment with our company in September 2006. Mr. Cresci now serves as an independent consultant in the area of energy project development. Prior to founding Environmental Power, Mr. Cresci had held other senior management positions including CEO/Owner of a distribution business and President/COO of a subsidiary of a New York Stock Exchange listed company. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars.

Lon Hatamiya, age 50, has been a Director of Navigant Consulting, Inc., a publicly traded, specialized, independent consulting firm providing litigation, financial, healthcare, energy and operational consulting services to government agencies, legal counsel and large companies, since July 2007. From January 2004 to July 2007, Mr Hatamiya was a Director of LEGC, LLC, an international expert consulting firm serving businesses and public agencies specializing in economic analysis and development, intellectual property valuation, international trade and related matters. From December 2003 to March 2004, he was an advisor to Declare Yourself, a non-profit, non-partisan organization focused on motivating young voters. From January 1999 to November 2003, Mr. Hatamiya was Secretary of the State of California’s Technology, Trade and Commerce Agency and Chairman of the Board of the California Infrastructure and Economic Development Bank. From September 1993 to January 1999, Mr. Hatamiya held various positions in the United States Department of Agriculture, including being Vice President of the Credit Commodity Corporation, and Administrator of the Agricultural Marketing

Service and the Foreign Agricultural Service. He also practiced law with the international firm of Orrick, Herrington and Sutcliffe. Mr. Hatamiya holds a B.A. in Economics from Harvard University, an M.B.A. in International Business and Entrepreneurial Studies from the UCLA Anderson Graduate School of Management, and a J.D. from the UCLA School of Law.

Richard E. Kessel, age 59, has been our President and Chief Executive Officer since July 2006. From October 2003 to July 2006, Mr. Kessel was President and Chief Executive Officer of Bedford Partners, a consulting firm assisting private equity firms in acquiring energy, water, waste and other service related enterprises. From July 1, 2002 to September 30, 2003, Mr. Kessel served as the President and Chief Executive Officer for North America, and a Senior Vice President of, Suez Environment, an international company focused on water, wastewater and waste services. The North American operations overseen by Mr. Kessel were comprised of five companies with over 9,200 employees, $1.3 billion in annual revenues and $1.5 billion in assets. Mr. Kessel served as President and Chief Executive Officer of Trigen Energy Corporation, an energy services company with $1 billion in assets, $533 million in annual revenue and 34 operating facilities in 22 states, from April 1, 2000 to June 30, 2002, after serving as its Executive Vice President and Chief Operating Officer from December 1993 to March 31, 2000. Previously, Mr. Kessel was President and Chief Executive Officer of United Thermal Corporation (acquired by Trigen), which owned and operated the district energy systems in Baltimore, Boston, Philadelphia and St. Louis, and Chief Operating Officer of Sithe Energies, Inc., a developer of independent power projects in the United States and global markets. Mr. Kessel serves on the board of directors of ISO New England, Inc., the operator of the New England region’s bulk power system and wholesale electricity markets. Mr. Kessel holds a B.S. in electrical engineering from Manhattan College, completed the course work for a masters in finance from New York University’s Stern School of Business and received an advanced management degree from the Wharton School of Business Executive Program. We are required by the terms of Mr. Kessel’s employment agreement to nominate him for election as a director at each annual meeting of stockholders held during his tenure as President and Chief Executive Officer.

Steven Kessner, age 56, has been the Chairman of the Board and President of The R.E. Group since 1981. In this capacity, Mr. Kessner has overseen the management and operation of the various real estate holding companies and construction and management companies of which The R.E. Group is the parent. Mr. Kessner is the founder of Uncle Steve’s Camp, a non-profit organization for underprivileged children. Mr. Kessner has served on various non-profit boards and has been a volunteer fundraiser for numerous organizations throughout his career. Mr. Kessner holds a B.S. in Economics from Dartmouth College and served as President of his Dartmouth College class.

August Schumacher, Jr., age 69, has been a director since 2002. Since January 2003, Mr. Schumacher has served as a consultant to W.K. Kellogg Foundation, a consultant advisor to SJH & Company, Inc. and development advisor to Cantera Partners, LLC. From 2001 to 2006, Mr. Schumacher directed the Washington office of the SJH & Company, Inc. Mr. Schumacher served as the third-highest ranking official in the United States Department of Agriculture in the Farm and Foreign Agricultural Service from 1997 to 2001. During this time, he was also President of the USDA’s Commodity Credit Corporation. Prior to his appointment, he directed the Department’s Foreign Agricultural Service. Earlier, Mr. Schumacher was the Senior Agricultural Project Manager for World Bank and also served as the Commissioner of Food and Agriculture for the Commonwealth of Massachusetts. Mr. Schumacher is currently a member of the 21st Century Sustainable Agriculture Task Force of the National Academy of Sciences. In 2007, Mr. Schumacher, among others, oversaw the preparation of the Task Force Report of the Chicago Council of Global Affairs, titled “Modernizing America’s Food and Farm Policy: Vision for a New Direction.” Mr. Schumacher is also chairman of the Wholesome Wave Foundation of Westport, Connecticut, a non-profit organization, and serves on the boards of FreshFarm Markets of Washington, D.C. and GrainPro, LLC of Concord, Massachusetts, a privately held company.

Kamlesh R. Tejwani, age 48, has been our non-executive Vice Chairman since July 2006. Since July 2008, Mr. Tejwani has served as Chairman and Chief Executive Officer of AllGreen Energy Pte Ltd., a company focused on the development of renewable energy projects in India designed to generate electricity from biomass.

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

Robert I. Weisberg, age 62, has been a director since 1994. From 2004 to 2008, Mr. Weisberg was Chairman and CEO of Oceans Casino Cruises, Inc., an operator of casino cruise ships. From 1996 to 2004, he was President and Chief Executive Officer of Alco Financial Services, LLC, a commercial asset-based lending company. Mr. Weisberg was the former President and Chief Executive Officer of Pro-Care Financial Group, Inc., and has held the positions of President and CEO of Fleet Credit Corporation and Executive Vice-President of Fleet Financial Group. A graduate of Northeastern University, he received the Executive Award from a joint program sponsored by Williams College and the Harvard Graduate School of Business. Past Chairman and President of the Commercial Finance Association, he is presently a member of the Commercial Finance Association’s Education Foundation. Mr. Weisberg has served on numerous other public, corporate and non-profit community boards.

Executive Officers

Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, to which this Form 10-K/A relates. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee for 2008 were Messrs. Cooper, Hatamiya and Ballentine. Mr. Cooper serves as chair of the Audit Committee.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Environmental Power Corporation, 120 White Plains Road, 6th Floor, Tarrytown, New York 10591. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2008, and the information provided to us by those persons required to file such reports, no such person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except as follows:

•

Each of Messrs. Ballentine, Cooper, Cresci, Hatamiya, Kessner, Schumacher, Tejwani and Weisberg filed a Form 4 on June 17, 2008 with respect to their annual director stock appreciation right grants on June 11, 2008.

•	Mr. Cooper filed a Form 4 on September 19, 2008 with respect to his purchase of 2,500 shares of our common stock on September 12, 2008.

•	Mr. Haines filed a Form 4 on November 17, 2008 with respect to his purchase of 10,000 shares of our common stock on November 12, 2008.

•	Mr. Kessner filed a Form 4 on November 17, 2008 with respect to the purchase of 75,000 shares of our common stock by RE Funding, LLC, an entity controlled by him, on November 12, 2008.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.environmentalpower.com under “Investor Relations—Corporate Governance”. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or NASDAQ listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

Item 11.	Executive Compensation

INFORMATION ABOUT EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This compensation discussion describes the material elements of compensation for the fiscal year ending December 31, 2008, that was awarded to, earned by, or paid to each of our current and former executive officers identified in the Summary Compensation Table below as our named executive officers. This compensation discussion primarily focuses on the last completed fiscal year, but we also describe certain compensation actions taken before or after the last completed fiscal year to enhance the understanding of this disclosure.

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

Our company continues to develop. As it does, we have been working to develop formal criteria and programs to reward executive officers based upon an assessment of corporate, business-unit and individual performance. As a result of these efforts, in March 2008, our Compensation Committee adopted our Annual Incentive Management Plan and our Long-Term Incentive Plan, in which our executive officers participate, in addition to various other compensation plans for other employees other than our executive officers. The Annual Incentive Management Plan and the Long-Term Incentive Plan are described in more detail below. Pursuant to these plans, we expect to evaluate corporate- and business unit-performance by reviewing the extent to which strategic and business-plan goals are met, including such factors as maintaining capital and operating budgets and timely accomplishment of business-development objectives, as applicable. We expect to evaluate individual performance by reviewing attainment of specified personal objectives and the degree to which teamwork and our other values are fostered.

As a result of our recent efforts to formalize compensation practices, we have committed to the following compensation philosophy, to the extent consistent with financial resources:

•

We will strive to provide competitive compensation programs that will help to attract highly qualified individuals necessary to grow our company, and then to retain and motivate these individuals to achieve higher levels of performance.

•

Compensation programs will emphasize a “pay-for-performance” concept, in which an individual’s future compensation growth and career advancement are dependent upon maintaining and exceeding our recognized levels of quality and performance while supporting our strategic goals. Future monetary growth is dependent upon company performance as well as individual performance.

•

We will provide a compensation package consisting of base salary, incentives, and benefits that are consistent with similar positions in recognized competitors and start-up/growth companies, with each component addressing individual, team and company performance, competitive conditions and our overall financial performance. Our goal is to attract the most qualified applicants to fuel our growth. Future salary increases will be based on an individual’s evaluated performance against pre-established objectives, as well as our performance and ability to pay.

•

Base salary programs will be will be targeted “at market” (50th percentile), and total cash compensation will be targeted “aggressive to market” (up to the 75th percentile) in order to recognize our employees’ direct impact on our business goals.

•

Our core belief is that the opportunity to earn competitive incentives will help drive the focus of business. Competitive incentive compensation will be based upon the achievement of expected performance targets, with upside potential tied to exceptional contribution and surpassing goals. Measurable performance goals and objectives will be developed by our executive management team and approved by the Compensation Committee of the Board of Directors, consistent with our identified business strategies and financial objectives.

•

We will provide a quality and supportive work environment with challenging career opportunities and the necessary resources to enhance growth in order to attract, retain, and motivate a highly qualified and experienced staff. Compensation programs shall encourage employees to maximize their capabilities through personal growth and job development in order to foster a culture that is team focused and rewards both individual and business success.

This compensation philosophy will apply to all employees, including our executive officers. We believe that this compensation philosophy will serve as the basis for the development of new or modified compensation programs and will be used as a tool to help meet identified needs relating to motivation and retention. In practice, we expect that the implementation of this philosophy will have the following implications:

•

The marketplace must be considered with regard to establishing competitive compensation levels, including base salary, benefits and incentives. See the discussion under “—Comparative Compensation Review Process and Benchmarking”, below.

•

Employees should have the ability to earn total cash compensation above market levels based on exceptional performance. Incentive payouts, where applicable, must be determined in a manner that is ethical, and is reflective of performance achieved against objective measures.

•	We must develop and maintain clear salary administration plan documents to ensure the consistent and proper application of all programs.

•

Except for contractual obligations, performance should be the primary determinant of salary increases and incentive bonuses. Increases should be based on objective, quantifiable performance measures, where possible, with a minor portion based on discretionary factors so that subjectivity is limited.

•	Only those employees whose performance meets acceptable standards will receive increases, and the size of the increase will be dependent upon the individual’s evaluated performance.

•

Specific, measurable performance criteria for each job must be set on an annual basis, consistent with our strategic corporate objectives, and the achievement of results for each criteria must be tracked, in order to improve accountability for end results due to the individual’s ability to directly affect the amount of his/her salary increases.

•

A formal performance appraisal tool must be maintained that offers uniform, dependable evaluations that outline the desired performance expectations and accurately reflects each employee’s contribution and performance, and which is monitored to make sure the program is consistently applied and equitable to all employees.

•	Management must be regularly trained in the use of the performance evaluation program and be held accountable for completing evaluations both accurately and on a timely basis.

Comparative Compensation Review Process and Benchmarking

We do not believe that compensation levels should be controlled by benchmarking. However, we believe that information regarding pay practices at other companies is useful in two respects. First, our compensation practices need to be competitive in the marketplace. Second, marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation. Accordingly, from time to time we have compared our compensation packages—including levels, components, and mix of compensation types—with those of other companies in the alternative energy industry, through reviews of survey data and information gleaned from filings of publicly traded companies and through information compiled and analyzed by others. Going forward, we intend to compare the compensation of our employees to the marketplace within two specific peer groups: alternative energy, energy development and production and water/wastewater treatment companies and start-up and emerging bio-technology companies, and to perform these comparisons at least every two or three years. In addition, we intend to identify a peer group and maintain updated job descriptions for each unique job in order to benchmark positions appropriately.

While such information may be a useful guide for comparative purposes, we believe that a successful compensation program also requires the application of judgment and subjective determinations of individual performance. Review of this information and these factors forms the basis of management’s compensation recommendations to the Compensation Committee and the Committee’s decision-making.

Use of Consultants

The Compensation Committee’s charter grants it the authority to retain outside advisors, including compensation consultants, and approve their compensation. Environmental Power is obligated to pay the Compensation Committee’s advisors and consultants. Although management is involved in coordinating with these advisors with respect to the provision of their services, these advisors and consultants report directly to the Compensation Committee. With respect to non-employee director compensation, the full Board of Directors has acted directly.

Thus, in 2007, the Compensation Committee and management sought the advice of outside counsel and also engaged Brian Foley & Company, Inc., an independent executive compensation consulting firm, to advise the Committee on certain matters relating to stock-based compensation. Also in 2007, the Nominating and Corporate Governance Committee engaged Heidrick & Struggles, a leading executive search firm, to assist it in evaluating best practices for corporate governance, including such matters as board composition, director stock ownership guidelines and related matters.

In February 2008, the Compensation Committee engaged Harry Schum, an independent compensation consultant, to assist the Compensation Committee and management in the formulation of more formal incentive compensation programs for our executive officers as well as all other full-time employees.

Elements of Executive Compensation

Compensation for our executives has generally consisted of the following elements:

•	base salary;

•	bonuses;

•	long-term incentive compensation via stock-based awards;

•	health, dental, life and disability insurance and other traditional employee benefits, and executive perquisites; and

•	severance and change-in-control arrangements.

Historically, we have not had any formal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, with input as requested from senior management, has determined subjectively what it believes to be the appropriate level and mix of the various compensation components. The mix of compensation has also been impacted in many cases by the course of negotiations with the executive in question in connection with his hiring. Ultimately, the Compensation Committee’s objective in allocating between annual and long-term compensation opportunities is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and its stockholders. Therefore, we have provided cash compensation in the form of base salary to meet estimated competitive salary norms and, to the extent our cash position has permitted, have rewarded individual performance on an annual basis in the form of bonus compensation. We provide non-cash compensation, principally in the form of equity-based grants such as stock options and, more recently, stock appreciation rights and restricted stock awards, which are intended to create incentives for the achievement both of specific objectives and/or long-term strategic goals.

In March 2008 the Compensation Committee, acting upon the recommendations of management and Mr. Schum, adopted the compensation philosophy described above. In addition, as part of its effort to formalize our compensation practices generally, including with respect to our executives, the Compensation Committee adopted our Annual Incentive Management Plan and Long-Term Incentive Plan.

The purpose of the Annual Incentive Management Plan is to align the interests of management with corporate performance goals by focusing management on the achievement of annual financial and operational objectives with competitive financial incentives. Full-time employees not participating in other incentive programs will be eligible under the plan, with the extent of participation to be determined by position in our company. Pursuant to the plan, the board of directors, in cooperation with our executive team, will set annual corporate financial objectives. Individual performance will also be considered, and threshold and maximum levels of performance will also be set. Under the plan, our Chief Executive Officer will have a target award of 50% of base salary; other executive officers will have target awards of 35% of base salary. Our Chief Executive Officer’s award will be based 100% on the achievement of corporate goals; the other executive officers’ awards will be based 75% on the achievement of corporate goals, and 25% on individual performance. Particular corporate objectives will be assigned a relative weight, as may also be the case with individual performance goals. Awards under the plan will be based on the overall level of achievement of both corporate and individual goals, and will be paid following the audit of year-end financials. Participants in the plan must be employed at the time of payout to receive an award. The plan can be modified or terminated at any time, is strictly a guideline, and is not binding on us. The Compensation Committee will determine awards to our Chief Executive Officer and other executives.

The Long-Term Incentive Plan was adopted pursuant to the Compensation Committee’s discretion under our existing 2005 Equity Incentive Plan and 2006 Equity Incentive Plan, to set the terms and amounts of awards under such plans, subject to the limitations set forth in such plans. The purpose of this plan is to provide a long-term incentive plan based on the financial growth of our company, to foster teamwork and an entrepreneurial spirit among participants and to provide a long-term compensation tool to motivate, reward and retain participants. Our Chief Executive Officer, our other executive officers and those additional persons designed by our Chief Executive Officer, are eligible to participate in the Long-Term Incentive Plan. Awards pursuant to the plan are expected to be made annually, and may be a combination of different long-term vehicles, including restricted stock awards, incentive stock options and stock appreciation rights, based upon guidelines considered by the Compensation Committee on an annual basis. Such awards will be made under our 2005 Equity Incentive Plan or 2006 Equity Incentive Plan, and awards pursuant to the Long-Term Incentive Plan will be subject to the terms the equity incentive plan under which they are granted, including any limitations on awards set forth therein. Awards pursuant to the plan generally will vest in three substantially equal annual installments beginning on the first anniversary of the grant date. The value of such awards will be determined based on the fair market value at the time of grant, utilizing a modified Black-Scholes methodology where appropriate. The target value of each annual award (as a percentage of base salary) will be established by the Compensation Committee for our Chief Executive Officer, will be 30% for the other executive officers, and will be discretionary for any other employees designated for participation in the plan by our Chief Executive Officer. All awards will vest in full upon the death of total disability of a participant, or upon a change in control of our company, and will be forfeited, whether or not vested, upon any termination for cause. Awards vesting upon death or disability are to be paid or exercised within 12 months following such event. The Long-Term Incentive Plan can be modified or terminated at any time, is strictly a guideline, and is not binding on us. The Compensation Committee will determine awards to our Chief Executive Officer and other executives.

Base Salary. Salary for our executives is generally set by reviewing compensation levels for comparable positions in the market, as described above, and the historical compensation levels of our executives. Salaries may then be adjusted from time to time, based upon market changes, actual corporate and individual performance and promotions or changes in responsibilities. Base salaries and other elements of compensation may also be mandated by the terms of employment and other agreements entered into with our executives, as described under “Information about Executive and Director Compensation—Employment and Severance Agreements.” In such cases, base salaries have at first been determined by arms-length negotiations with these executives, generally in connection with their initial hiring. Going forward, we will continue to seek to set salaries that are competitive with the marketplace, recognizing the skill and experience of each executive, his or her level of performance, and his or her responsibilities as compared to similarly situated employees at competing firms. While it will be our primary objective to offer and maintain base salaries that are competitive with the marketplace, we will reserve the right to pay premium base salaries to secure the services of individuals with certain skill sets or to fill positions in key markets that are vital to our business objectives.

Bonuses. Bonuses, as well as any annual increases in salaries, are expected to be based on actual corporate and individual performance compared to targeted performance criteria and various subjective performance criteria. Given what we believe are competitive base salaries, as well as our stage of development and cash position, we generally have not paid cash bonuses to our top executives from 2002 through 2006. We did, however, pay bonuses to our executives in respect of 2007, based on their individual performance. We have not yet determined what bonuses, if any, will be paid in respect of 2008. Going forward, we expect to pay bonuses based upon criteria and corporate and individual performance goals established in accordance with the Annual Incentive Management Plan described above, subject to the availability of cash resources to do so. The objective of the Annual Incentive Management Plan will be to:

•	reward participants for achievement of short term financial and operating plan business goals;

•	establish goals that are challenging but attainable and linked to corporate, division and individual objectives based on the ability of the participant to influence results;

•	leverage award opportunities to incent over-achievement of the operating plan objectives; and

•	Provide competitive cash opportunity versus the marketplace

We intend to communicate the annual incentive opportunities under this plan, and the accomplishments necessary to achieve these incentives, to each participating employee early in each plan year. Notwithstanding the adoption of the Annual Incentive Management Plan in early 2008, while specific performance goals for 2008 were initially identified, the goal setting process was hampered by quickly changing circumstances and deteriorating financial market conditions, which resulted in a shift in the Company’s priorities. As a result, specific performance goals for 2008 were not finalized.

Long-Term Incentive Compensation via Stock-Based Awards. Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards. Our stock option and equity-based award program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive’s position and the executive’s expected contributions. In 2008, we made stock-based awards in accordance with the terms of the Long-Term Incentive Plan described above. This compensation plan is designed to accomplish several objectives:

•

focus participants on the strategic plan performance objectives that are critical to the success of the company over a three-year period, which objectives are linked to the achievement of business and financial goals that are designed to create value for shareholders;

•	encourage retention of participants through reward opportunities that require continued service; and

•	encourage teamwork and “one company” focus by employees regardless of their business unit and reward sustained contribution for attainment of strategic objectives.

As this plan is based on total company strategic results, the participation is limited to those whose actions play a direct role in the long-term success of the company, including our executive officer and others designated by our Chief Executive Officer.

Insurance, Other Employee Benefits and Perquisites. We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan. Under our 401(k) plan, so long as the employee is employed through the last day of the year in question, we generally make a matching 401(k) contribution of 50% of the employee’s contribution, up to 6% of the employee’s salary for the year, with a maximum matching contribution of $7,500. In addition, we provide certain perquisites to executives, which are generally detailed in their employment agreements or offer letters. Going forward, we expect to offer supplemental benefits and perquisites to designated executives, which supplement broad-based benefit programs. The objectives of this supplemental benefits and perquisites program will be to:

•	Provide executives with competitive benefits and perquisites versus the marketplace;

•	Replace benefits that are restricted due to ERISA and/or Internal Revenue Code limitations;

•	Attract and retain experienced senior executives;

•	Assist executives in accomplishing job responsibilities; and

•	Supplement executive’s retirement benefits.

Severance and Change-in-Control Arrangements. Compensation for executive officers also includes severance and change-in-control arrangements, which are generally reflected in the employment agreements for such officers. These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent. Changes to existing severance arrangements are also sometimes negotiated with departing executives in exchange for transition services and/or general releases. The severance and change-in-control arrangements currently in place with our current executive officers are described in greater detail in this section under the headings “—Employment and Severance Arrangements,” “—Summary of Potential Payments Upon Termination or Change of Control” and “—Summary of Actual Payments Upon Termination of Employment.”

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

Ultimately, however, all executive compensation decisions are made, or recommended to the Board of Directors, by the Compensation Committee, which makes such decisions and recommendations after considering management’s recommendations, available market data, and, in some cases, input from outside advisors to the Committee. In doing so the Committee engages in deliberations in executive session without the presence of the Chief Executive Officer or any other members of management.

The forms and amounts of non-employee director compensation in 2008 were unchanged from those set in 2007, which were determined by the full Board of Directors following a review of data provided by Heidrick & Struggles, as described above. However, in September 2008, the Board unanimously directed management to defer payment of cash compensation due to Board members until further notice, in order to conserve cash. We have been accruing these amounts as they become due.

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

Security Ownership Requirements or Guidelines. While we believe it is important for our executives to have an equity stake in our company in order to help align their interests with those of our stockholders, we do not have any equity ownership guidelines for our executive officers, other than as contemplated by the Long-Term Incentive Plan. We also do not have any equity ownership guidelines for our non-employee directors. However, board members and executive officers are encouraged to acquire, during open trading windows, shares of our common stock to the extent consistent with their individual economic circumstances, and directors and executive officers have done so.

Discussion of Specific Compensation Arrangements for 2008

On June 3, 2008, the Compensation Committee approved the following compensation arrangements with our executive officers:

Changes to Base Salaries; Bonuses

The Compensation Committee approved the following changes to base salaries for the following executive officers, retroactive to May 1, 2008:

Name and Title	Old Base Salary	New Base Salary
Richard E. Kessel President and Chief Executive Officer	$300,000	$318,800

Michael E. Thomas Senior Vice President, Chief Financial Officer and Treasurer	$220,000	$227,700

Dennis Haines Vice President, General Counsel and Secretary	$210,000	$221,000

The foregoing changes were based upon the factors and compensation philosophy described above. In particular, the Compensation Committee considered it important to recognize the contributions of the executive team collectively in addressing the array of complex commercial and financial matters facing our company and to remain competitive with other organizations. For base pay, an annualized growth-rate of 3.5%, adjusted depending upon start-dates, was selected for uniform application after input from Mr. Schum and discussions among the Chief Executive Officer and Compensation Committee members.

In the case of each executive officer, the terms of employment do not specify an assured bonus-amount. The bonus for Mr. Kessel was thus set by the Compensation Committee after receiving input from the full Board, and the bonuses for the other executive officers were determined by the Compensation Committee following discussions with Mr. Kessel. Factors influencing the bonus awarded to Mr. Kessel included his and the company’s performance in 2007, Mr. Kessel’s then-recently expired options and plans for replacing that equity component of his compensation. It was the sense of the Board and the Compensation Committee that Mr. Kessel’s bonus should reflect the Board’s appreciation for and satisfaction with his service, but should also take into account the equity component of his compensation.

Option Grants

The Compensation Committee approved the following options grants under our 2006 Equity Incentive Plan, each of which has an exercise price of $5.52 per share, the closing price of the our common stock as reported on The NASDAQ Capital Market on the date of grant, which the Compensation Committee determined to be the fair market value of a share of the our common stock on the date of grant:

Name	Number of Shares	Vesting
Richard E. Kessel	150,000	- 75,000 shares vested immediately - 75,000 shares vesting on December 31, 2008

Dennis Haines	25,000	- 12,500 shares vested immediately - 12,500 shares vesting on December 31, 2008

As mentioned above, these option grants were intended to replace options with unsatisfied vesting conditions based on achieving a stock price that the Compensation Committee ultimately determined to be unrealistic and beyond the executives’ control. These option grants are reflected in more detail in the tables below.

Awards under Long-term Incentive Plan

The Compensation Committee also approved combined awards of stock appreciation rights and restricted stock to the Company’s executive officers. Pursuant to the guidelines set forth in our 2008 Long-Term Incentive Plan, in the case of Mr. Kessel the award reflects a value of 65% of his salary in order to assure maximum alignment with shareholder interests. The stock appreciation rights were awarded under the our 2006 Equity Incentive Plan, each of which has an exercise price of $5.52 per share, the closing price of the our common stock as reported on The NASDAQ Capital Market on the date of grant, which the Committee determined to be the fair market value of a share of our common stock on the date of grant. The Compensation Committee also made restricted stock awards under our 2006 Equity Incentive Plan, at a purchase price of $0.01 per share. The Compensation Committee chose a vesting-schedule of 50% per year over a two-year period, commencing as of May 1, 2008, for both the stock appreciation rights and the restricted stock awards:

Name	Number of Shares Subject to SARs	Number of Restricted Shares	Vesting
Richard E. Kessel	33,278	16,500	50% on May 1, 2009; balance on May 1, 2010
Michael E. Thomas	11,665	5,000	Same
Dennis Haines	11,089	5,000	Same

The foregoing awards are reflected in more detail in the tables below.

Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2008, 2007 and 2006 regarding the compensation of our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer, and our Vice President, General Counsel and Secretary . We refer to these individuals as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)	Total
Richard E. Kessel	2008	$312,533	—	$45,458	$667,267			$42,007	$1,067,265
President and Chief Executive Officer and President of Microgy, Inc.	2007 2006	300,000 137,500	$100,000 —	— —	917,374 578,423	— —	— —	38,909 6,319	1,356,283 722,242
Michael E. Thomas(7)	2008	225,133	—	13,775	129,606			28,922	397,436
Senior Vice President, Chief Financial Officer and Treasurer	2007 2006	134,680 —	15,500 —	— —	106,559 —	— —	— —	17,295 —	274,034 —
Dennis Haines	2008	217,333	—	13,775	179,322			21,887	432,317
Vice President, General Counsel and Secretary	2007 2006	210,000 43,750	22,000 —	— —	91,699 20,058	— —	— —	20,532 3,661	344,231 67,469

(1)	We did not pay any bonuses in 2006. Bonus amounts for 2007 are bonuses in respect of services for that year, which were paid in 2008. We have not yet determined what bonuses, if any, will be paid in respect of services for 2008.

(2)	We did not make any awards of stock in 2006 or 2007. In 2008, the named executive officers were granted restricted stock awards vesting over two years. The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense in respect of these awards for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R). Please see the table below under the heading “Outstanding Equity Awards at Fiscal Year-End” for further detail regarding the restricted stock awards underlying these amounts, including the fair market value on the grant date and the number of shares subject to such awards.

(3)	The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options or stock appreciation rights for the fiscal years ended December 31, 2008, 2007 and December 31, 2006 in accordance with SFAS 123(R), using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option. The assumptions we used to calculate these amounts are discussed in Note J to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Please see the table below under the heading “Outstanding Equity Awards at Fiscal Year-End” for further detail regarding the option awards underlying these amounts, including the exercise price and the number of shares subject to such options.

(4)	We did not pay any non-equity incentive plan compensation in 2006, 2007 or 2008.

(5)	We no longer maintain a pension plan, nor did we maintain any nonqualified deferred compensation plans in 2006, 2007 or 2008.

(6)	The amounts in the “All Other Compensation” column represent the following amounts for the following individuals:

Richard E. Kessel	—2008:	Automobile expense reimbursement: $9,000 401(k) corporate matching contribution: $7,750 Medical insurance premiums: $13,498; Dental insurance premiums: $1,972 Life insurance premiums and stipend for life insurance: $9,787 (includes amounts to which Mr. Kessel was entitled to in 2006 put which were paid in 2008.

	—2007:	Automobile expense reimbursement: $13,500 (includes amounts to which Mr. Kessel was entitled in 2006 but which were paid in 2007); 401-K corporate matching contribution: $7,750 Medical insurance premiums: $9,627; Dental insurance premiums: $1,505 Life insurance premiums and stipend for life insurance: $6,527.

	—2006:	Life insurance premium: $6,319. Mr. Kessel is entitled to (a) up to $750 a month in reimbursement for automobile lease payments, (b) reimbursement for automobile insurance, and (c) coverage under our medical and dental insurance policies. Mr. Kessel did not take any of these benefits in 2006.

Michael E. Thomas	—2008:	Automobile expense reimbursement: $9,000; 401(k) corporate matching contribution: $5,500 Medical insurance premiums: $9,825; Dental insurance premiums: $1,078; Life insurance premiums and stipend for life insurance $3,519.

	—2007:	Automobile expense reimbursement: $5,625; 401(k) corporate matching contribution: $5,500 Medical insurance premiums: $5,617; Dental insurance premiums: $553.

Dennis Haines	—2008:	Automobile expense reimbursement: $10,125 (includes amounts to which Mr. Haines was entitled in 2007 and 2006 but which were paid in 2008); Medical insurance premiums: $5,652; Dental insurance premiums: $1,078 Life insurance premiums and stipend for life insurance: $5,032.

	—2007:	Automobile expense reimbursement: $9,750 (includes amounts to which Mr. Haines was entitled in 2006 but which were paid in 2007); Medical insurance premiums: $4,643; Dental insurance premiums: $1,103; Life insurance premiums and stipend for life insurance: $5,036.

	—2006:	Automobile expense reimbursement: $2,250; Medical insurance premiums: $774; Dental insurance premiums: $92; Life insurance premiums: $545.

(7)	Mr. Thomas commenced employment in May 2007. Accordingly, no information is provided for 2006.

The following table sets forth information regarding each grant of an award made to a named executive officer during the fiscal year ended December 31, 2008 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

GRANTS OF PLAN-BASED AWARDS

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units		All Other Option Awards; Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(1)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Richard E. Kessel	6/3/08	—	—	—	—	—	—	—		150,000	(2)	$5.52	$518,850
	6/3/08	—	—	—	—	—	—	16,500	(3)	—		5.52	90,915
	6/3/08	—	—	—	—	—	—	—		33,278	(4)	5.52	109,908

Michael E. Thomas	6/3/08	—	—	—	—	—	—	—		11,665	(5)	5.52	38,526
	6/3/08	—	—	—	—	—	—	5,000	(6)	—		5.52	27,550

Dennis Haines	6/3/08	—	—	—	—	—	—	—		25,000	(7)	5.52	82,568
	6/3/08	—	—	—	—	—	—	5,000	(8)	—		5.52	27,550
	6/3/08	—	—	—	—	—	—	—		11,089	(9)	5.52	36,624

(1)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” column for options and SARs reflect the grant date fair value of each equity award calculated in accordance with SFAS 123(R), using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option or SAR. The assumptions we used to calculate these amounts are discussed in Note J to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The amounts shown in this column for restricted stock awards reflect the grant date fair value of the award calculated in accordance with SFAS 123(R) and are projections that do not necessarily reflect the actual cash compensation to the recipient of the award on the date the award vests or when the underlying shares are sold. As of December 31, 2008, the closing market price of our common stock was $0.63 per share.

(2)	Represents shares subject to a non-statutory stock option vested as to 75,000 shares on the date of grant, and vesting as to the remaining 75,000 shares on December 31, 2008.

(3)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(4)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(5)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(6)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(7)	Representing shares subject to a non-statutory stock option vested as to 12,500 shares on the date of grant, and vesting as to the remaining 12,500 shares on December 31, 2008.

(8)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(9)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

Employment and Severance Arrangements

Employment Agreement with Richard E. Kessel

On July 12, 2006, we entered into an employment agreement with Richard E. Kessel. Mr. Kessel’s employment agreement provides for the following principal terms:

•

Employment as our President and Chief Executive Officer commencing on July 17, 2006, referred to as the commencement date, and appointment to our Board of Directors promptly following the satisfaction of any applicable board independence and composition requirements.

•	An initial annual salary of $300,000, subject to annual adjustment by the Compensation Committee of our Board of Directors, which salary was increased to $318,800, effective May 1, 2008.

•	The grant of non-qualified stock options to purchase up to 400,000 shares of our common stock, as described below.

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

•

In the event that we terminate the employment agreement without cause (as defined in the employment agreement), Mr. Kessel terminates the employment agreement for good reason (as defined in the employment agreement) or Mr. Kessel terminates his employment or we (or any successor company) terminates Mr. Kessel’s employment for any reason within 180 days following a change in control (as defined in the employment agreement), Mr. Kessel will be entitled to the following:

•	continued coverage under our benefit plans through the termination date;

•	payment of all earned but unpaid compensation (including accrued unpaid vacation) through the effective date of termination, payable on or before the termination date;

•	reimbursement of any monies advanced or expenses incurred by Mr. Kessel in connection with his employment for reasonable and necessary business expenses incurred on or before the termination date;

•

payment of the equivalent of the base salary he would have earned over the 18 months following the termination date, less necessary tax withholdings, at his then current base salary rate, referred to as the severance payment, payable in a lump sum on the first business day following the six (6) month anniversary of the effective date of termination, to the extent required by Section 409A of the Internal Revenue Code of 1986, as amended, referred to as the Code, or, if not so required by Section 409A of the Code, then in a lump sum on the first business day following termination;

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

•	benefit continuation for a period of 18 months at the same level as he was receiving prior to the termination; and

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

•

The second option agreement related to the grant of an option under our 2006 Equity Incentive Plan to purchase up to 150,000 shares of our common stock at an exercise price of $6.30 per share. This option vested only if our common stock closes at a price per share equal to or in excess of $10.00 on or prior to December 31, 2007. As this condition was not satisfied, this option did not vest and terminated by its terms.

Employment Offer Letter with Michael E. Thomas

On May 10, 2007, we entered into an offer letter with Michael E. Thomas regarding his employment as our Senior Vice President and Chief Financial Officer. The offer letter provides for Mr. Thomas’ employment with our company on the following principal terms:

•	An annual salary of $220,000, which salary was increased to $227,700, effective May 1, 2008.

•

Effective on his first date of employment, such date being the grant date, the grant of a stock appreciation right, or SAR, under the Company’s 2005 Stock Incentive Plan or 2006 Equity Incentive Plan, or a combination thereof, pursuant to which he will be entitled to receive, after vesting and upon exercise, a payment in cash or in shares of our common stock, or a combination of the foregoing (the form and composition of such payment to be at our election) equal to the increase, if any, in the fair market value of up to 100,000 shares of our common stock, referred to as the measuring shares, over the fair market value of the measuring shares at the close of business on the grant date, vesting as follows:

Number of Measuring Shares	Vest
25,000	May 21, 2008
25,000	May 21, 2009
25,000	May 21, 2009, so long as the closing price of a share of our common stock equals or exceeds $11 on or before that date.
25,000	On our achieving certain equity and debt financing objectives.

The SAR does not represent the right to purchase the underlying measuring shares, and in no event may the number of shares of our common stock issued pursuant to the SAR exceed the number of shares then available for issuance under the plans. The vesting of the SAR will accelerate in full upon a change in control, as defined in the offer letter.

•

Eligibility to participate at the same level as other executives reporting directly to our Chief Executive Officer in any bonus plan adopted by us from time to time, subject to the terms of any such plan, with an annual bonus target of 35% of base salary, based on annual performance and financial targets developed by the Chief Executive Officer:

•	The following benefits, as well as such other medical, dental, retirement and other benefits as are made available from time to time to our other senior executives:

•	An automobile allowance not to exceed $750.00 per month;

•	Reimbursement for long-term disability and term life insurance coverage premiums paid by Mr. Thomas, in an amount not to exceed $3,500.00 per year;

•	Four weeks’ paid vacation per year; and

•

Reimbursement for expenses of relocation, including the expenses of selling his existing residence, purchasing a new residence and moving, as well as temporary housing expenses of up to $1,500 per month for a period of six months.

The offer letter further provides that, notwithstanding the fact that Mr. Thomas will be an employee-at-will, he will be entitled to severance equal to 12 months of his then current base salary if he is terminated as a result of job elimination or termination without cause, as defined in the offer letter, and not as a result of discharge for cause, retirement, disability, death or voluntary resignation, with such severance payable in a lump sum upon termination. In addition to severance, Mr. Thomas will also be entitled to 12 months of continued medical benefits coverage.

Employment Offer Letter with Dennis Haines

On October 11, 2006, we entered into an employment offer letter with Dennis Haines regarding Mr. Haines’ employment as our Vice President and General Counsel. The employment offer letter provides for the following principal terms:

•	An annual salary of $210,000, which salary was increased to $221,000, effective May 1, 2008.

•

The grant of one or more non-statutory stock options to purchase an aggregate of 100,000 shares of our common stock, vesting in three installments of 25,000 shares each on the six, 12 and 24 month anniversaries of Mr. Haines’ hire date, and with respect to an additional 25,000 shares in the event that the closing price of our common stock equaled or exceeded $10.00 per share on or before December 31, 2007. The options have an exercise price equal to the fair market value of our common stock on the date of grant. Mr. Haines will be eligible for future awards under equity compensation plans adopted by us from time to time for which our senior executives are generally eligible, with the level, terms and conditions of such participation determined by the our Board of Directors in its sole discretion.

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

Mr. Haines’ employment offer letter further provides that, notwithstanding the fact that Mr. Haines will be an employee-at-will, he will be entitled to severance equal to 12 months of his then current base salary if he is terminated as a result of job elimination or termination without cause, and not as a result of discharge for cause, retirement, disability, death or voluntary resignation, with such severance payable in a lump sum upon termination. In addition to severance, Mr. Haines will also be entitled to reimbursement for 12 months of continued medical coverage.

Information Relating to Equity Awards and Holdings

The following table sets forth information regarding unexercised stock options and stock appreciation rights, stock that has not vested and equity incentive plan awards for each of the named executive officers outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs Exercisable	Number of Securities Underlying Unexercised Options/ SARs Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option/ SAR Exercise Price	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard E. Kessel	250,000	—		—	$6.30	7/16/2016	—		—	—	—
	150,000	—		—	$5.52	6/2/2018	—		—	—	—
	—	33,278	(2)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	16,500	(3)	$10,395	—	—

Michael E. Thomas	50,000	50,000	(4)	—	$6.75	5/20/2017	—		—	—	—
	—	11,665	(5)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	5,000	(6)	$3,150	—	—

Dennis Haines	75,000	—		—	$5.05	10/15/2016	—		—	—	—
	25,000	—		—	$5.52	6/2/2018	—		—	—	—
	—	11,089	(7)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	5,000	(8)	$3,150	—	—

(1)	The amounts in this column are calculated based on a price per share of $0.63, the closing market price per share of our common stock on December 31, 2008.

(2)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(3)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(4)	Represents shares subject to SARs vesting as to 25,000 shares on May 21, 2009, so long as the closing price of our common stock is at least $11.00 per share on that date, and as to the remaining 25,000 shares on May 31, 2009.

(5)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(6)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(7)	Represents shares subject to SARs vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

(8)	Represents shares subject to a restricted stock award vesting as to 50% of the shares subject thereto on May 1, 2009, with the balance vesting on May 1, 2010.

2008 OPTION/SAR EXERCISES AND STOCK VESTED

	Option Awards	Stock Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise(2)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Richard E. Kessel	—	—	—	—
Michael E. Thomas	—	—	—	—
Dennis Haines	—	—	—	—

(1)	The amounts in the “Number of Shares Acquired on Exercise” represent the number of shares issued to the executive in question, net of a number of shares having a fair market value necessary to pay the exercise price of the shares issued, based on the market price per share of our common stock on the date of exercise.

(2)	The amounts in the “Value Realized on Exercise” column are calculated based on the market price per share of our common stock on the date of exercise, multiplied by the number of shares issued to the executive.

Payments upon Termination or Change of Control

We have entered into employment agreements with each of the named executive officers. These employment agreements provide for payments and benefits to the executive officer upon termination of employment or a change of control of Environmental Power under specified circumstances. For information regarding the specific circumstances that would trigger payments and the provision of benefits, the manner in which payments and benefits would be provided and conditions applicable to the receipt of payments and benefits, see “—Employment and Severance Arrangements.”

The following tables set forth information regarding potential payments and benefits that each named executive officer who was serving as an executive officer on December 31, 2008 would receive upon termination of employment or a change of control of Environmental Power under specified circumstances, assuming that the triggering event in question occurred on December 31, 2008, the last business day of the fiscal year.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

	Termination without Cause*				Voluntary Resignation
Name	Cash Payments(1)	Value of Benefits(2)	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Total	Cash Payments
Richard E. Kessel	$478,200	$52,781	$5,198	$536,179	—
Michael E. Thomas	227,700	7,476	—	235,176	—
Dennis Haines	221,000	7,590	—	228,590	—

	Immediately upon a Change of Control	Termination in Connection with a Change of Control*
Name	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Cash Payments(1)	Value of Benefits(2)	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Total
Richard E. Kessel	—	$478,200	$52,781	$5,198	$536,179
Michael E. Thomas(4)	—	227,700	7,476	—	235,176
Dennis Haines(4)	—	221,000	7,590	—	228,590

*	Potential payments also apply in the case of termination of employment by Mr. Kessel for good reason, as defined in his employment agreement.

(1)	The amounts in this column reflect a lump sum payment based upon annual base salary in effect on December 31, 2008. Mr. Kessel would also be entitled to a pro-rata portion of any bonus to which he would have been eligible. This amount does not include Mr. Kessel’s bonus in respect of his services for 2008, which is discretionary and has not yet been determined.

(2)	Represents:

•

In the case of Mr. Kessel, the aggregate value of automobile expense reimbursement, 401(k) match, and medical, dental and life insurance premiums provided or expected to be provided to the named executive, in each case based on the amount of such benefits which he received in 2008.

•

In the case of Messrs. Haines and Thomas, the aggregate value of medical insurance premiums for a 12-month period following termination of employment, in each case based on the annualized amount of such benefits to which the executive was entitled in 2008.

(3)	The amounts in this column represent the value of restricted stock awards with accelerated vesting and are calculated based on $0.63, the closing market price per share of our common stock on December 31, 2008. In the case of options or SARs subject to accelerated vesting, because the exercise price of any such options or SARs exceeded the closing market price per share of our common stock on December 31, 2008, such options or shares would not have had any value as of such date.

(4)	Messrs. Haines and Thomas would be entitled to receive the payments and benefits set forth in this table irrespective of whether their employment is terminated in connection with a change-in-control.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2008 regarding the compensation of our directors who are not also named executive officers.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	SAR Awards(1)	All Other Compensation	Total
Roger S. Ballentine	$48,000	$45,498	—	$93,498
John R. Cooper	58,000	45,498	—	103,498
Joseph E. Cresci	84,000	79,621	—	163,621
Lon Hatamiya	48,000	45,498	—	93,498
Steven Kessner	48,000	45,498	—	93,498
Kamlesh R. Tejwani	48,000	45,498	—	93,498
August Schumacher, Jr.	48,000	45,498	—	93,498
Robert I. Weisberg	48,000	132,757	—	180,757

(1)	The amounts in the “SAR Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock appreciation rights (SARs) for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R), using a Black-Scholes valuation model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the SAR holder upon exercise of the SARs. The assumptions we used to calculate these amounts are discussed in Note J to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Amounts in this column for Mr. Weisberg include both his annual SAR award for service as a director, as well as a SAR award having a SFAS 123(R) value of $87,259 as compensation for certain consulting services rendered to the company.

Non-Employee Director Compensation

Effective beginning July 1, 2007, we began compensating our non-employee directors as follows:

•

A monthly retainer of $4,000, except that the non-executive Chairman of the board of directors will receive a monthly retainer of $7,000, and the Chair of the Audit Committee of the board of directors will receive a monthly retainer of $4,833.33; and

•

the annual grant of a SAR under our 2006 Equity Incentive Plan based on 15,000 shares of our common stock, except that the Chairman of the board of directors will receive a SAR based on 26,250 shares of the our common stock.

In September 2008, our board of directors unanimously authorized us to defer payment of the monthly cash fees set forth above until further notice. We have been accruing these fees on its financial statements at such times as they would otherwise become due.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2008 were Messrs. Hatamiya, Schumacher and, beginning in June 2008, Mr. Kessner. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2008, or formerly, an officer or employee of Environmental Power or any subsidiary of Environmental Power, nor has any member of the Compensation Committee had any relationship with Environmental Power during the fiscal year ended December 31, 2008 requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of Environmental Power.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement of Environmental Power for its 2008 Annual Meeting of Stockholders.

By the Compensation Committee of the Board

of Directors of Environmental Power

Corporation

Lon Hatamiya, Chair

August Schumacher, Jr.

Steven Kessner

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership Information

Beneficial Ownership of Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2009 by:

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

Beneficial ownership is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. Shares of common stock issuable under stock options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2009 are deemed to be beneficially owned by the person holding the option or warrant for purposes of calculating the percentage ownership of that person but are not deemed outstanding for purposes of calculating the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1), (2)	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options, Warrants or Other Securities Currently Exercisable or Convertible	Additional Shares Underlying Options, Warrants or Other Securities Exercisable or Convertible within 60 Days	Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Joseph E. Cresci (3)	765,222	342,858	0	1,108,080	6.94%
Chairman
Black River Commodity Clean Energy Investment Fund LLC (4)	0	1,733,028	0	1,733,028	9.99%
Funds and accounts managed by Philip J. Hempleman (5)	1,074,289	0	0	1,074,289	6.88%
Funds controlled by Austin W. Marxe and David M. Greenhouse (6)	917,261	0	0	917,261	5.87%

Other Directors
Kamlesh R. Tejwani	0	571,429	0	571,429	3.53%
Vice Chairman
John R. Cooper	9,094	57,858	0	66,952	0.43%
Lon Hatamiya	2,250	29,286	0	31,536	0.20%
Steven Kessner (7)	542,677	72,037	0	614,714	3.92%
August Schumacher, Jr.	18,142	65,001	0	83,143	0.53%
Robert I. Weisberg (8)	41,892	65,003	0	106,895	0.68%
Roger S. Ballentine	0	0	0	0	0.00%
Richard E. Kessel	66,500	400,000	0	466,500	2.91%
President and Chief Executive Officer

Other Named Executive Officers
Michael E. Thomas	5,000	0	0	5000	0.03%
Senior Vice President, Chief Financial Officer and Treasurer
Dennis Haines	15,000	100,000	0	115,000	0.73%
Vice President and General Counsel
All executive officers and directors as a group (11 persons, consisting of 3 officers (including an employee director) and 8 non-employee directors)	1,465,777	1,703,472	0	3,169,249	18.30%

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Environmental Power Corporation, 120 White Plains Road, 6th Floor, Tarrytown, NY 10591.

(2)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, except, where applicable, to the extent authority is shared by spouses under community property laws, and all shares are held beneficially and of record by the named person.

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

(4)	This stockholder has an address at 12700 Whitewater Drive, Minnetonka, MN 55343. This stockholder has the right to acquire a total of 2,249,930 shares of our common stock issuable upon conversion of 224,993 shares of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, held by this stockholder, and 1,124,965 shares of our common stock issuable upon exercise of currently exercisable warrants held by this stockholder. The terms of the series A preferred stock and the warrants held by this stockholder provide that this stockholder may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, the stockholder, together with its affiliates, would beneficially own more than 9.99% of the outstanding shares of our common stock. The number of shares beneficially owned by this stockholder reflects the application of this limitation based on the number of shares of our common stock issued and outstanding as of November 15, 2007. Black River Asset Management LLC is the stockholder’s investment advisor and may be deemed to beneficially own the shares held by this stockholder insofar as it has the power to vote and dispose of such shares. Peter J. Lee, as a Managing Director of Black River Asset Management LLC, may be deemed to beneficially own the shares held by this stockholder insofar as he has the authority, with others, to vote or dispose of such shares. Black River Asset Management LLC and Mr. Lee each disclaim beneficial ownership of the shares beneficially owned by the fund, except to the extent of its or his pecuniary interest therein, if any.

(5)	Based solely on a Schedule 13G/A jointly filed by Ardsley Partners Renewable Energy Fund, L.P. (“Ardsley Energy”), Ardsley Renewable Energy Offshore Fund, Ltd. (“Ardsley Energy Offshore”), Ardsley Advisory Partners (“Ardsley”), Ardsley Partners I (“Ardsley Partners”) and Phillip J. Hempleman on February 13, 2009. Mr. Hempleman is the Managing Partner of Ardsley and Ardsley Partners. Ardsley is the Investment Manager of Ardsley Energy Offshore and the Investment Advisor of Ardsley Energy and certain managed accounts. Ardsley Partners is the general partner of Ardsley Energy. Ardsley Energy owns 443,900 shares of our common stock, and Ardsley Energy Offshore owns 430,389 shares of our common stock. Ardsley, Ardsley Partners and Mr. Hempleman share voting and dispositive power over such shares, and, therefore, may be deemed to beneficially own such shares. Also includes shares of our common stock held in certain managed accounts managed by Mr. Hempleman directly. Mr. Hempleman disclaims beneficial ownership of all of the shares shown in the above table. The address of each of the filing persons, other than Ardsley Renewable Energy Offshore Fund, Ltd., is 262 Harbor Drive, Stamford, Connecticut 06902. Ardsley Renewable Offshore Fund, Ltd. gives its address as Romasco Place, Wickhams Cay 1, Roadtown Tortola, British Virgin Islands.

(6)	Based solely on a Schedule 13G jointly filed by Messrs. Marxe and Greenhouse on February 13, 2009. Messrs. Marxe and Greenhouse are the controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of and investment adviser to Special Situations Cayman Fund, L.P. (“Cayman”). AWM also serves as the general partner of MGP Advisers Limited Partnership (“MGP”) and the general partner of Special Situations Fund III QP, L.P. (“SSFQP”). AWM serves as the investment adviser to SSFQP. Messrs. Marxe and Greenhouse share sole voting and investment power over 220,533 shares of our common stock owned by Cayman and 696,728 shares of our common stock owned by SSFQP. Messrs. Marxe and Greenhouse give their principal business address as 527 Madison Avenue, Suite 2600 New York, NY 10022.

(7)

Includes (i) 445,257 outstanding shares held by RE Funding, LLC, of which Mr. Kessner is the sole officer and director and over which he has sole voting and investment control, (ii) 77,936 outstanding shares held in equal amounts by the Adam Kessner Trust, the Michael Kessner Trust, the Richard Kessner Trust and the Robert Kessner Trust. Mr. Kessner is the sole trustee of each of the foregoing trusts and has sole voting and investment control over the shares held by such trusts and (iii) 19,484 outstanding shares held by Mr. Kessner as custodian for Jonathan Kessner, over which Mr. Kessner exercises sole voting and investment control.

(8)	Of the shares beneficially owned by Mr. Weisberg, 11,428 shares are pledged as security for Mr. Weisberg’s obligations under a promissory note held by Environmental Power having an outstanding principal amount of $48,575.

Beneficial Ownership of Our Series A 9% Cumulative Convertible Preferred Stock

The following table sets forth information regarding beneficial ownership of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, as of February 28, 2009 by each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our series A preferred stock. Each share of series A preferred stock is entitled to vote at all regular and special meetings of our stockholders on an “as converted” basis, with one vote per share of common stock into which such shares of series A preferred stock are convertible, and having voting rights and powers equal to those of the holders of common stock. Each share of series A preferred stock is currently convertible into approximately 10.04 shares of common stock. Our series A preferred stock is not registered under the Securities Exchange Act of 1934, as amended.

The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Black River Commodity Clean Energy Investment Fund LLC(2)	224,993	80.00%
Leonard Brecken and Affiliate (3)	56,248	20.00%

(1)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, and all shares are held beneficially and of record by the named person.

(2)	See footnote 4 to the preceding table for additional information.

(3)

Based in part on a Schedule 13G filed by Mr. Brecken and Brecken Capital, LLC on August 8, 2007. Mr. Brecken and Brecken Capital, LLC have an address of 346 Hartshorn Drive, Short Hills, NJ 07078. The number of shares of series A preferred stock beneficially owned is comprised of 9,400 shares of series A preferred stock held Mr. Brecken personally and 46,848 shares of series A preferred stock held by Brecken Capital Management, LLC. These stockholders also hold warrants to purchase 46,967 and 234,273 shares of our common stock, respectively. The terms of the series A preferred stock and the warrants held by these stockholders provide that these stockholders may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, either stockholder, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock. The foregoing beneficial ownership limitation may be waived by each stockholder, at its election, upon not less than 61 days’ prior notice to us, to change the limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of series A preferred stock or exercise of warrants held by such stockholder. Thereafter, the 9.99% limitation may not be waived. We believe that Mr. Brecken is also the owner of 559,634 shares of our common stock. Mr. Brecken is the Managing Director of Brecken Capital, LLC, which is the general partner of Brecken

Capital Management Fund LLC; both Mr. Brecken and Brecken Capital, LLC may be deemed to beneficially own the shares held by Brecken Capital Management Fund LLC, insofar as they exercise voting and investment authority with respect to such shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,102,760	$5.83	754,000
Equity compensation plans not approved by stockholders(2)	1,311,232	$5.15	—

Total	3,413,992	$5.55	754,000

(1)	Consists of our 1993 Director Option Plan, our Restated 2001 Stock Incentive Plan, our Restated 2002 Director Option Plan, our 2005 Equity Incentive Plan, our 2006 Equity Incentive Plan and our 2006 Director Option Plan. The information in columns (a), (b) and (c) does not include or give effect to 679,952 shares of our common stock underlying stock appreciation rights having a weighted average exercise price of $5.61 granted under our 2005 Equity Incentive Plan and our 2006 Equity Incentive Plan. Such stock appreciation rights may be settled in cash, shares or a combination thereof, at our election, and we cannot now determine the number of shares of our common stock which may be issued upon exercise of such stock appreciation rights.

(2)	Consists of the following options and warrants:

•	A ten-year option for 14,286 shares of common stock issued in 2002 to Madison Power in consideration of certain services. This option has an exercise price of $4.06 per share and vested May 2003.

•

A five-year warrant to purchase 7,144 shares of our common stock at an exercise price of $7.70 per share issued to Charles P. Blouin, Inc. issued in November 2004 in consideration of construction bond support for two of Microgy’s projects in Wisconsin, which warrants vested in full upon completion of such projects.

•

Five-year warrants to purchase an aggregate of 88,000 shares of our common stock at an exercise price of $6.33 per share, subject to adjustment as set forth in such warrants, issued to Ladenburg Thalman & Co., Inc. and certain of its affiliates as compensation for Ladenburg’s services as underwriter in our public offering completed in February 2005.

•

Five-year warrants to purchase an aggregate of 168,745 shares of our common stock at an exercise price of $5.271 per share, subject to adjustment as set forth in such warrants, issued to Westminster Securities Corporation and certain of its affiliates as compensation for Westminster’s services as placement agent in our private placement completed in November 2006.

•

An option to purchase 571,429 shares of our common stock issued to Kamlesh R. Tejwani on July 3, 2003 as part of his overall compensation package, which option expires on January 3, 2011. The option is exercisable in two tranches, consisting of 357,143 options exercisable at $1.75 and 214,286 options exercisable at $7.00. The options were to vest upon the successful completion of one or more qualified financings, defined as the sale of equity securities of Environmental Power or Microgy on or before July 3, 2006, provided that the first such financing results in gross proceeds of at least $3,500,000. The options were to vest in the same percentage as the percentage of $8,000,000 that the gross proceeds in each qualified financing represents, with such percentage applied to the lower-priced options first. As of March 31, 2005, all of Mr. Tejwani’s options had vested.

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

•

A five-year warrant to purchase a total of 175,912 shares of our common stock at an exercise price of $5.37 per share issued to Cargill, Incorporated in May 2007, pursuant to the terms of our Business Development Agreement with Cargill.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Employment and Retirement Agreements

We have entered into employment and retirement arrangements with certain of our executive officers, former executive officers and directors. For additional information regarding these agreements, see “Information About Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Agreements” appearing in Part III, Item 11 of this report. Except for such agreements and the other compensation arrangements described in this Form 10-K/A, we did not enter into any transactions with related persons within the meaning of Item 404 of Regulation S-K during the fiscal year ended December 31, 2008 in which the amount involved exceeded $120,000.

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

There were no related person transactions presented for review in 2008.

Board Determination of Independence

Under applicable rules of The NASDAQ Stock Market LLC, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Ballentine, Cooper, Kessner, Schumacher, Weisberg or Hatamiya has a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and therefore, that each of these directors is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In addition, none of the current members of our board of directors, other than Mr. Kessel, is an employee of Environmental Power or any of its subsidiaries. Furthermore, the board expects that Messrs. Cresci and Tejwani may become “independent” within the next few years if they remain on our board.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

Vitale, Caturano & Company, P.C. served as our independent auditors for the fiscal years ended December 31, 2008 and 2007. The fees billed for professional services rendered to us by Vitale, Caturano & Company, P.C. in respect of services rendered in respect of 2008 and 2007 are described below.

Year	Audit Fees(1)	Audit- Related Fees(2)	Tax Fees	All Other Fees
2008	$305,000	$83,455	—	—
2007	$253,566	$70,033	—	—

(1)	Comprised of professional services rendered in connection with the audit of our financial statements and the reviews of financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated, as well as testing of management’s assessment of internal controls and procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Comprised of professional services rendered in connection with the preparation and review of registration statements filed with the Securities and Exchange Commission and other matters arising out of the audit of our financial statements and relating to the offerings to which such registration statements related, including the issuance of consents and comfort letters.

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

Date: March 27, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD E. KESSELL Richard E. Kessel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/S/ MICHAEL E. THOMAS Michael E. Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2009

* Joseph E. Cresci	Chairman of the Board of Directors	March 27, 2009

* Kamlesh R. Tejwani	Vice Chairman of the Board of Directors	March 27, 2009

* John R. Cooper	Director	March 27, 2009

* Lon Hatamiya	Director	March 27, 2009

* Steven Kessner	Director	March 27, 2009

* August Schumacher, Jr.	Director	March 27, 2009

* Robert I. Weisberg	Director	March 27, 2009

* Roger S. Ballentine	Director	March 27, 2009

*By:	/S/ MICHAEL E. THOMAS
Michael E. Thomas
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer