Form 10-Q
period 2009-03-31
ENVIRONMENTAL POWER CORP
filed 2009-05-08
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding at March 31, 2009: 15,614,604 shares

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$4,759,819	$3,157,938
Restricted cash	103,611,854	104,577,246
Receivables net of allowance of $34,042 at March 31, 2009 and December 31, 2008	447,351	373,039
Other current assets	100,822	60,210

Total Current Assets	108,919,846	108,168,433
Restricted cash, non current	553,958	553,014
Property, plant, and equipment, net	25,983,225	23,932,073
Construction in progress	20,863,824	20,101,314
Licensed technology rights, net	2,282,921	2,329,296
Notes receivable, net	1,588,745	1,608,500
Deferred financing costs, net	5,624,106	5,122,995
Other assets	320,981	197,569

TOTAL ASSETS	$166,137,606	$162,013,194

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,720,626	$4,322,896

Total Current Liabilities	6,720,626	4,322,896

Other Liabilities	366,770	340,706
Long term debt	134,467,259	129,475,023

Total Liabilities	141,554,655	134,138,625

Minority Interests	100	100
Preferred Stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100

Common stock (3)	157,030	157,030
Additional paid-in capital	86,236,772	89,986,923
Accumulated deficit	(70,943,451)	(71,401,984)
Treasury stock (4)	(385,402)	(385,402)
Notes receivable from officers and board members	(638,219)	(638,219)

Total Common Shareholders’ Equity	14,426,730	17,718,348

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$166,137,606	$162,013,194

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of March 31, 2009 and December 31, 2008. Stated value at March 31, 2009 and December 31, 2008 of $52.71 per share or $14,824,213.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of March 31, 2009 and December 31, 2008, respectively.
(3)	$.01 par value; 50,000,000 shares authorized; 15,703,034 issued and 15,614,604 outstanding as of March 31, 2009 and as of December 31, 2008.
(4)	88,430 shares at cost, as of March 31, 2009 and December 31, 2008.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
REVENUES	$742,478	$970,542

COSTS AND EXPENSES:
Operations and maintenance	1,013,510	1,316,643
General and administrative	2,117,912	3,261,147
Depreciation and amortization	396,218	260,774

TOTAL COSTS AND EXPENSES	3,527,640	4,838,564

OPERATING LOSS	(2,785,162)	(3,868,022)
OTHER INCOME (EXPENSE):
Interest income	17,043	246,907
Interest expense	(296,650)	(176,755)
Other income (expense)	130,255	(13,477)

TOTAL OTHER INCOME (EXPENSE)	(149,352)	56,675
NET LOSS FROM CONTINUING OPERATIONS	(2,934,514)	(3,811,347)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	(1,010,534)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	7,999,858

NET INCOME (LOSS)	(2,934,514)	3,177,977
Preferred Securities Dividend Requirements	(333,544)	(337,500)

(Loss) Income Applicable to Common Shareholders	$(3,268,058)	$2,840,477

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.21)	$(0.27)
DISCONTINUED OPERATIONS	—	0.45

NET INCOME (LOSS) PER SHARE	$(0.21)	$0.18

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.21)	$(0.20)
DISCONTINUED OPERATIONS	—	0.37

NET INCOME (LOSS) PER SHARE	$(0.21)	$0.17

SHARES USED TO CALCULATE INCOME(LOSS) PER SHARE
BASIC	15,579,354	15,667,784
DILUTED	15,579,354	18,730,155

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,934,514)	$3,177,977

Non-cash adjustments
Results of discontinued operations	—	(6,989,324)
Depreciation and amortization	396,218	260,774
Stock based compensation expense	143,817	289,835
Non-cash income from adjustment to fair value of warrants	(130,255)
Changes in operating assets and liabilities:
Increase in receivables	(74,312)	(47,607)
(Increase) Decrease in other current assets	(40,612)	34,539
Decrease in notes receivable	19,755	170,838
Increase in accounts payable and accrued expenses	472,761	1,057,576

Net cash provided by (used in) operating activities	(2,147,142)	(2,045,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	—	375,000
Decrease (increase) in restricted cash	964,448	(622,419)
Construction of projects	(743,930)	(2,084,807)
(Increase) decrease in other assets	(123,412)	29,650
Purchases of property, plant and equipment	(103,891)	(178,479)

Net cash used for investing activities	(6,785)	(2,481,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on preferred stock	(667,090)	(675,000)
Payment of financing costs	(558,280)
Proceeds from long term debt	5,000,000
Payments on long-term debt	(7,764)	(16,971)
Decrease in other liabilities	(11,058)	—

Net cash provided by (used in) financing activities	3,755,808	(691,971)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,601,881	(5,218,418)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,157,938	26,069,198

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,759,819	20,850,780

Supplemental disclosure of cash flow information
Cash paid for interest (Net of amount capitalized)	$1,019	$1,753
Income Taxes

Non-cash investing and financing activity
Non-cash accrued dividend requirement of Series A Preferred Stock Holders	(333,544)	(337,500)
Capitalized interest	2,258,515	332,470
Capitalized amortization of deferred financing costs	42,680	33,356

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Three Months Ended March 31, 2009

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2008	15,703,034	$157,030	$89,986,923	$(71,401,984)	88,430	$(385,402)	$(638,219)	$17,718,348
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities			(3,893,968)	3,726,591				(167,377)
Dividends on preferred stock	—	—	—	(333,544)	—	—	—	(333,544)
Stock based compensation expense	—	—	143,817	—	—	—	—	143,817
Net loss	—	—	—	(2,934,514)	—	—	—	(2,934,514)
Balance at March 31, 2009	15,703,034	$157,030	$86,236,772	$(70,943,451)	88,430	$(385,402)	$(638,219)	$14,426,730

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”).

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note C – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

NOTE B—GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the three months ended March 31, 2009 we incurred a net loss applicable to common shareholders of $3,268,000 and used cash from operating activities of $2,147,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects which we anticipate completing at varying times in 2010, subject to the availability of funding and the operational ramp up of our Huckabay Ridge facility and completion of construction and then operation of our Swift Grand Island facility during 2009. As of March 31, 2009, we had an accumulated deficit of $70,943,451 and our unrestricted cash and cash equivalents amounted to $4,760,000. Currently, our facility at Huckabay Ridge, Texas, which is operating reliably, is anticipated to generate cash flow over the balance of the year. However, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the first half of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at March 31, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE C—THE COMPANY

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

In the past, we have operated in two major segments through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we reported the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The obligations of Microgy Holdings, LLC related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation Microgy Holdings, LLC is also the obligor on $62.425 million in tax-exempt debt financing from the California Statewide Communities Development Authority we completed in September 2008 on terms similar to those of the Texas financing. Microgy Grand Island, LLC is the obligor on $7.0 million in tax-exempt debt financing from the City of Grand Island, Nebraska, relating to the construction of our facility at the flagship beef processing plant of JBS Swift & Company, located in Grand Island. The obligations of Microgy Grand Island, LLC related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation. In certain cases of redemption of the California bonds, Environmental Power may also be liable for financing costs paid from bond proceeds.

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

NOTE D—PROPERTY, PLANT AND EQUIPMENT

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

NOTE E—NET INCOME OR LOSS PER COMMON SHARE

We follow SFAS No. 128, “Earnings Per Share,” for computing and presenting net income or loss per share information. Basic income or loss per common share for continuing and discontinued operations is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per common share excludes common stock equivalent shares and unexercised stock options if their effect would be antidilutive.

NOTE F—STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2009 and 2008, $144,000 and $290,000, respectively of non-cash compensation expense was recorded in accordance with SFAS 123R. The total future compensation cost related to unvested stock-based awards not yet recognized is $491,000 at March 31, 2009. This amount will be charged against income as the awards vest over the next three years.

Valuation Assumptions: We did not grant any stock options or stock appreciation rights for the three months ended March 31, 2009. Therefore the table below only presents information for the three months ended March 31, 2008. The fair value of stock options and stock appreciation rights granted during the three months ended March 31, 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended
March 31, 2008
Fair Market Value Per Share	$2.95
Assumptions
Risk-free rate of return	2.78%
Volatility	70.38%
Expected annual dividend yield	0.00%
Option Life (years)	5.00

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

NOTE G—GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years.

Accumulated amortization of licensed technology rights was $1,427,079 as of March 31, 2009 and $1,380,704 as of December 31, 2008. Amortization expense for licensed technology rights was $46,375 for the three months ended March 31, 2009 and March 31 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

Remaining 2009	2010	2011	2012	2013	Thereafter	Total
$139,125	185,500	185,500	185,500	185,500	1,401,796	$2,282,921

In 2008, we determined that our goodwill resulting from the acquisition of Microgy was impaired and the entire balance of $4,913,000 was written off in the fourth quarter of 2008. This impairment was a non-cash, non-recurring charge. We annually perform tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted in our determination that the entire balance of $4,913,000 was impaired, due primarily to the stock price of our common stock relative to its book value, projections of future cash flow and other factors. Previously, the market price of our common stock and consequently our market capitalization were relatively high compared to the book value of our common stock. However in 2008 our market value was substantially below our book value due principally to the current market price of our common stock. As a result accounting standards require us to determine whether there is enough market value after covering other net assets on a book basis to cover any of the goodwill. We determined that market value was insufficient to cover goodwill and determined that the write-off was required. This calculation is not a reflection of the economics of the projects we are undertaking, which we continue to stand behind, but is simply the application of accounting requirements associated with goodwill.

NOTE H—LONG-TERM OBLIGATIONS AND CONTRACTUAL OBLIGATIONS

Issuance of Long-Term Debt

On March 13, 2009, we closed on the sale of $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014, referred to as the notes, for net proceeds of approximately $4,464, 000. The notes are unsecured obligations of Environmental Power Corporation and pay interest semi-annually on January 1 and July 1, with principal due at maturity. The notes are convertible into shares of our common stock of the Company beginning at an initial conversion price of $5.40 a share through December 31, 2009, then increasing to $6.33 per share from January 1, 2010 through December 31, 2010, $7.65 per share from January 1, 2011 through December 31, 2011, $9.75 per share from January 1, 2012 through December 31, 2012 and $11.00 per share from January 1, 2013 to December 31, 2013.

The terms of the notes are governed by an Indenture, dated as of March 1, 2009, as supplemented by a First Supplemental Trust Indenture, dated as of March 1, 2009, between us and Wells Fargo Bank, National Association, as Trustee, together referred to as the indenture. The indenture contains covenants which include restrictions and limitations on our ability and that of our subsidiaries to incur indebtedness and issue certain types of capital stock and engage in certain transactions. In certain instances described in the indenture, the holders of the notes can require us to repurchase or redeem the notes, and we can require holders of the notes to convert into common stock or redeem their notes. The proceeds of these notes can only be used for the costs and expenses associated with the construction and operation of our projects, as described in more detail in the indenture. The First Supplemental Indenture provides for the issuance of notes in an aggregate original principal amount of up to $53,000,000.

Contractual Obligations

The following table shows our known future contractual obligations of the types specified in Item 303(a) (5) of Regulation S-K. The table also includes interest payments on the tax-exempt bonds and convertible notes over the assumed life of the related debt.

Commitments	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$252,504	$336,672	$298,500	$111,078	—	—	$998,754
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
14% convertible notes(3)	560,000	700,000	700,000	700,000	700,000	$5,000,000	8,360,000
Tax-Exempt Bonds(4)	10,308,250	10,308,250	10,658,250	11,603,750	11,606,350	285,661,450	340,146,300
Security Deposit(5)	250,000	100,000	100,000	100,000	100,000	—	650,000
Vehicle Loan and Other Capital Leases(6)	23,022	19,814	—	—	—	—	42,836

TOTAL	$14,393,776	$11,464,736	$11,756,750	$12,514,828	$12,406,350	$290,661,450	$353,197,890

(1)	We are obligated under various non-cancelable operating leases for office space and automobiles. Rent expense for these operating leases was $371,637, $424,765, and $286,501 in 2008, 2007 and 2006, respectively. For the three months ended March 31, 2009 and March 31, 2008 our rent expense for operating leases was $73,908 and $78,996, respectively.
(2)	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment and conditioning equipment, in connection with our Microgy facilities.
(3)	The entire balance of the 14% convertible notes is due January 1, 2014
(4)	In 2007, Microgy Holdings began scheduled interest payments on the tax exempt bonds. Mandatory redemption of principal amounts begins in 2011 for the Nebraska tax-exempt bonds, 2012 for the Texas tax-exempt bonds and 2014 for the California tax-exempt bonds.
(5)	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.
(6)	We are obligated under various non-cancelable capital leases for automobiles and computer equipment.

The following table describes our debt obligations as of March 31, 2009 and December 31, 2008:

Secured Promissory Notes Payable and Other Obligations	March 31, 2009	December 31, 2008
Automobile loan & capital leases	$42,259	$50,023
14% convertible notes	5,000,000	0
California loan related to tax-exempt bonds	62,425,000	62,425,000
Nebraska loan related to tax-exempt bonds	7,000,000	7,000,000
Texas loan related to tax-exempt bonds	60,000,000	60,000,000

TOTAL	$134,467,259	$129,475,023

NOTE I—NOTES RECEIVABLE

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of March 31, 2009 and December 31, 2008. These notes, partially secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Notes Receivable
Notes receivable	$2,338,745	$2,358,500
Reserve for any future cash flow deficiencies	(750,000)	(750,000)

Notes receivable, net	$1,588,745	$1,608,500

Beginning in the third quarter of 2007, we sold the greenhouse gas sequestration credits generated from the Wisconsin facilities. Pursuant to our agreements with the owners of these facilities, 50% of these sales were recognized by us as revenue and 50% was applied to the balance of the notes. During the first three months of 2009 and 2008, the balance of the notes receivable was reduced by $18,000 and $171,000, respectively due to the sale of greenhouse gas sequestration credits. The sales for the three months ended March 31, 2008 included revenues for credits generated by vintage years 2005 to 2007 but the sales for the three months ended March 31, 2009 includes credits generated only during the first six months of 2008.

NOTE J—INCOME TAXES

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

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009 and 2008, we did not have any accrued interest or penalties related to uncertain tax positions. Uncertain tax positions are defined by Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”). We determined that we had no tax positions that met the definition of uncertainty under the provisions of FIN48.

We file income tax returns with federal, state, and local authorities. The 2002 federal and state returns were examined and closed in 2007 and no material adjustments to any of our tax positions were identified. Our federal and state tax returns subsequent to 2002 remain subject to possible future examinations by relevant tax authorities.

NOTE K—PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

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

NOTE L—ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset. The asset retirement costs should then be allocated to expense using a systematic and rational method. We have determined that we have asset retirement costs of $174,000 associated with substrate removal at the Huckabay Ridge facility. This amount is included in property, plant and equipment and other liabilities on our balance sheet and is amortized over the life of the related asset.

NOTE M—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Change in accounting principle

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in additional paid in capital as of January 1, 2009 of $ 3,893,968, an increase in retained earnings of $3,726,591, and a liability of $167,377. The liability was then marked to fair value as of March 31, 2009, resulting in a decrease in the liability and other income of $130,255 for the quarter ended March 31, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	January 1, 2009	March 31, 2009
Risk free interest rate	1%	1%
Expected life	2.8 years	2.5 years
Expected volatility of common share price	66%	93%
Common share price	$0.63	$0.36

Below is a summary of our fair value measurements at March 31, 2009:

Assets and liabilities measured at fair value as of March 31, 2009 are as follows:

Other liabilities

	Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$37,122	$—	$37,122	$—

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These assets include goodwill and other non-amortizable intangible assets. We adopted SFAS 157 as of January 1, 2008.

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

As of March 31, 2009 and December 31, 2008, other than cash, cash equivalents restricted cash and fair value of warrants, none of our assets or liabilities were being reported at fair value.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement requires that noncontrolling interests be reported as stockholders equity, a change that will effect our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS No. 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. SFAS 160 did not have a material impact on our financial position or results of operations.

In March 2008, The FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features and derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 did not have a material impact on our financial position or results of operations.

NOTE N—SUBSEQUENT EVENT

On April 23, 2009, The Company and Microgy entered into a Cooperation Agreement (the “Agreement”) with Danish Biogas Technology, A.S. (“DBT”) and its parent, Xergi, A.S. (“Xergi”). The Agreement is intended to replace and terminate the Technology Licensing Agreement dated May 12, 2000 between Microgy and DBT, as amended by Addendum of April 14, 2003 and Addendum No. 2 of March 7, 2005, between DBT and Microgy (collectively, the “Prior Agreements”). The Agreement, while maintaining many of the original business concepts contained in the Prior Agreements, restructures the Prior Agreements to reflect the Company’s shift to a build, own and operate business model from the original digester equipment sales model and better defines the respective roles of the parties to enable them more efficiently to interface going forward. The termination of the Prior Agreements will not impair any prior grants of rights by DBT to Microgy or its affiliates, or any collateral assignments of such rights, or any prior payments to DBT or Xergi under the Prior Agreements.

The Agreement addresses anaerobic-digester plants incorporating above-ground digesters with mixers (the “DBT Technology”). Pursuant to the Agreement, DBT grants to Microgy an irrevocable and perpetual right and license to utilize the DBT Technology in the design, construction, and/or operation by the Company, Microgy and their affiliates of anaerobic-digesters and related systems. This grant is exclusive as to North America for the Term (as defined below) and is non-exclusive as to North America thereafter, excludes Europe during the Term but is non-exclusive as to Europe thereafter. As in the Prior Agreements, the grant is non-exclusive as to the rest of the world, leaving each party free to pursue projects outside of North America and Europe. The Agreement further provides that commencing as of the Effective Date (defined below), Microgy may utilize digester technologies other than the DBT Technology throughout the world.

The Agreement becomes effective upon DBT’s receipt of an up-front payment of certain license fees for certain Microgy projects of Microgy’s choosing, which will be paid for by the Company’s issuance of its 14% Convertible Notes due January 1, 2014 (the “Notes”) in the original principal amount of $3,000,000 (the “Consideration”). The Agreement has a term commencing on the date the Company tenders the Consideration to DBT (the “Effective Date”), which must occur within forty-five (45) days of the date of the Agreement, and continues until the fifth anniversary of the Effective Date (the “Term”).

For additional details regarding this subsequent event, please refer to our Current Report on Form 8-K dated April 23, 2009 filed with the United States Securities and Exchange Commission on April 28, 2009 (File No. 001-32393).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and accompanying notes included in this quarterly report and our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 which is on file with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and other filings we make with the Securities and Exchange Commission.

Overview

Environmental Power is a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable™, which we define as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for subsidies or other governmental assistance. Any such government assistance would, however, benefit our facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. We believe that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and greater revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

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

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal and food industry wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or our RNG® product, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that Microgy believes is superior to other such technologies. Microgy owns the perpetual, exclusive North American license to this technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Due to the increased focus on renewable energy, Microgy believes its RNG® offerings will be positively received by numerous environmentally responsible entities seeking renewable energy sources. While we do not have subsidies, rebates, grants or other credits available as to this renewable source of energy, Microgy believes that tax credits, renewable energy credits, pollution offset credits, carbon sequestration credits and other such incentives may be available now or in the future to Microgy’s facilities, and such incentives would serve to enhance the addressable market and potential profitability of its facilities. Many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

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

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® produced by such facilities as well as sales of carbon sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

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

We have announced three other multi-digester facilities in development in Texas having the same expected output as the Huckabay Ridge facility. We have also announced three proposed multi-digester RNG® facilities in California that are in advanced stages of development. We completed $60 million in tax-exempt bond financing in November 2006 relating to the construction and operation of the four RNG® facilities in Texas. Furthermore, we completed $62.425 million in tax-exempt bond financing in September 2008 to finance a portion of the construction costs of two of our three proposed California facilities, and we currently anticipate pursuing a further $26.02 million in such financing for the third proposed California facility once financial market conditions improve.

Construction at Microgy’s Swift Grand Island biogas facility has progressed with major equipment procurement nearly complete. Operations are expected to commence in 2009. Microgy’s Grand Island biogas facility will consist of two 1.2 million gallon digesters that will process wastes generated by the Swift Grand Island processing facility. The plant is expected to produce 235,000 MMBtu per year of biogas that will be purchased by Swift under a fifteen year gas purchase agreement to offset natural gas consumption at Swift Grand Island. Swift is providing all the necessary feedstock material, both manure and substrate required by our process. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Swift Grand Island facility.

In October 2006, we entered into a business development agreement, referred to as the BDA, with Cargill, Incorporated, referred to as Cargill. We are leveraging our relationship with Cargill to accelerate our identification and development of both facilities for the production of our RNG® product and smaller-scale, multi-digester facilities dedicated to a single customer.

Microgy is also operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity.

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

We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. The accompanying consolidated statements of operations prior to disposition of Buzzard reports the operations of Buzzard as discontinued.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three month periods ended March 31, 2009 with the results of operations for the three month periods ended March 31, 2008. Historical results and trends that might be discussed below should not be taken as indicative of the results for the full year or for future operations generally.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Overview. For the three months ended March 31, 2009, we had a net loss applicable to common shareholders of $3,268,000 or a loss per share of $0.21, compared to net income applicable to common shareholders of $2,840,000 or income per share of $0.18 for the three months ended March 31, 2008. The decline in results is primarily due to the fact that we had net income from discontinued operations of $6,989,000 recorded in the first quarter of 2008 because we disposed of our interest in the Scrubgrass facility during that quarter and recorded a gain on disposal of $8,000,000. This gain was partially offset during the three months ended March 31, 2008 by a loss from discontinued operations of $1,011,000.

Results from continuing operations improved in the first quarter of 2009. The net loss from continuing operations was $2,935,000 for the three months ended March 31, 2009 as compared to a net loss from continuing operations of $3,811,000 for the three months ended March 31, 2008. The reduction in the net loss from continuing operations was primarily due to a decline in general and administrative expenses of $1,143,000 and a decrease in operating losses before depreciation at our Huckabay Ridge facility during the first quarter of 2009 of $214,000.

Revenues. Revenue for the three months ended March 31, 2009 decreased to $742,000 from $971,000 for the three months ended March 31, 2008. The decrease in revenues of $229,000 is primarily attributable to a reduction in sales of greenhouse gas sequestration credits in the first quarter of 2009 at our Wisconsin facilities. During the first quarter of 2009 we recorded $18,000 in revenues from sales of such credits, as opposed to $171,000 in such revenues for the prior year. In 2008 we received revenues from the sale of credits for vintage years 2005 to 2007 but for the first three months of 2009 we only received revenues for the first six months of 2008. We currently expect revenues to increase in future periods as our Grand Island facility is completed and becomes operational later this year.

Operations and maintenance expenses. Operations and maintenance expense was $1,014,000 for the three months ended March 31, 2009 as compared to $1,317,000 for the same period in 2008, a decrease of $303,000. The decrease was primarily due to a reduction in operations and maintenance expense at Huckabay Ridge of $358,000 as start up and non-recurring costs were reduced, although the three months ended March 31, 2009 included three months of operating expenses and the three months ended March 31, 2008 included two months of operating expenses at Huckabay Ridge. We currently expect non-recurring and start up costs at Huckabay Ridge to decrease as operations at this facility become more reliable now that the improvements to the biogas collection and conditioning areas have been completed. We expect an overall increase in operations and maintenance expenses in future periods when the Grand Island facility is completed.

General and administrative expenses. General and administrative expenses from continuing operations declined by $1,143,000 to $2,118,000 for the three months ended March 31, 2009, as compared to $3,261,000 for the same period in 2008. The decline is attributable primarily to lower salary expenses in 2009, reflecting the reductions in staffing, lower non-cash compensation expense in the 2009 period due to reduced expense from stock options and stock appreciation rights and reductions in development expense in the 2009 period as we slowed development efforts to conserve cash pending our fundraising initiatives. Without the inclusion of non-cash compensation expense, general and administrative expenses would have been $1,974,000 and $2,971,000 for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and amortization expenses. The increase in depreciation and amortization expense was principally due to the fact that the first quarter of 2009 included three months of depreciation at the Huckabay Ridge facility and the first quarter of 2008 included two months depreciation for Huckabay Ridge because the facility began commercial operations in February 2008 which is when we began to recognize depreciation expense for this facility.

Operating loss. As a result of the changes described above, our operating loss from continuing operations decreased to $2,785,000 in the first quarter of 2009 from $3,868,000 in the same period in 2008.

Interest income. Interest income on unrestricted cash for the three months ended March 31, 2009 was $17,000 as compared to $247,000 for the three months ended March 31, 2008. Interest income decreased due both to lower invested cash balances and lower interest rates on such balances.

Interest expense. Interest expense increased to $297,000 for the three months ended March 31, 2009, as compared to $177,000 for the three months ended March 31, 2008. This increase was due principally to the fact that we ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense. Therefore we had three full months of interest expense relating to the Huckabay Ridge facility in the first quarter of 2009, whereas we had only two months of such interest expense related to Huckabay Ridge in the first quarter of 2008. In the first quarter of 2009, we also accrued $37,000 in interest expense on $5,000,000 original principal amount of our 14% convertible notes which were issued in March 2009.

Other income (expense). We had other income of $130,000 for the three months ended March 31, 2009, as compared to other expense of $13,000 for the three months ended March 31, 2008. The other income for the three months ended March 31, 2009 reflects a reduction in the market value of certain outstanding warrants. The other expense in the first quarter of 2008 was the result of the disposal of assets associated with the relocation of our corporate headquarters from Portsmouth, New Hampshire to Tarrytown, New York.

Income tax expense (benefit). Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the three months ended March 31, 2009 or 2008.

Income from discontinued operations, net of taxes. The results for the three months ended March 31, 2009 do not include the results of discontinued operations because these operations were disposed of in February 2008. The loss from discontinued operations of $1,011,000 in 2008 reflects the operations of Buzzard for the first two months of 2008 before it was disposed of. On February 29, 2008 we disposed of Buzzards interest in the Scrubgrass facility and recognized a one time gain of $8,000,000. With the exception of a cash payment of $375,000 the gain was non-cash and consisted primarily of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition. Therefore the net result of income from discontinued operations for the three months ended March 31, 2008 was income of $6,989,000.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the three months ended March 31, 2009 we incurred a net loss applicable to common shareholders of $3,268,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects which we anticipate completing at varying times in 2010, subject to the availability of funding and completion of construction and then operation of our Grand Island facility during 2009. As of March 31, 2009, we had an accumulated deficit of $70,943,000, and our unrestricted cash and cash equivalents amounted to $4,760,000. Our facility at Huckabay Ridge, Texas, which is nearing full production, will not generate sufficient positive cash flow, by itself, to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the first half of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue to meet our corporate and subsidiary debt and other obligations and continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial concern at March 31, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Certain Balance Sheet Items

Cash. The increase in our cash position is primarily due to the issuance of $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014 during March 2009 for net proceeds of approximately $4.5 million.

Restricted Cash. The decrease in the restricted cash balance is the result primarily of draws related to construction expenditures at our Grand Island, Nebraska facility.

Property, plant and equipment, net and construction in progress. The property plant and equipment balances were $25,983,000 and $23,932,000 as of March 31, 2009 and December 31, 2008, respectively. The increase in property, plant and equipment is principally due to completion of capital additions at the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress at December 31, 2008. The total additions to the Huckabay Ridge facility, added to property plant and equipment during the first quarter of 2009, were $2,418,000, of which $2,283,000 was included in construction in progress at December 31, 2008. In the construction in progress account, this reclassification of costs associated with the Huckabay Ridge facility of $2,283,000 was offset by additions of $3,045,000, resulting in net increase to the construction in progress account of $762 000. Of total capital additions to the construction in progress account in the first quarter of 2009, $2,259,000 reflects capitalized interest on our Texas, California and Nebraska projects and $622,000 reflects construction expenditures at our Grand Island facility.

Operating Activities

Our net cash used by operating activities was $2,147,000 for the three months ended March 31, 2009, compared to cash used in operating activities of $2,045,000 for the same period in 2008. We reported a net loss of $2,935,000 for the three months ended March 31, 2009. The following adjustments need to be considered in order to reconcile our net loss in the three months ended March 31, 2009 to our net cash used in operating activities:

Depreciation and amortization. During the three months ended March 31, 2009, we recognized depreciation of property plant and equipment of $335,000 amortization expense for licensed technology rights of $46,000 and amortization of deferred financing costs of $15,000.

Stock-based compensation. Accounting for options, restricted stock and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $144,000 for the three months ended March 31, 2009, as compared to $290,000 in such expenses for the same period in 2008.

Investing Activities

Our cash used for investing activities was $7,000 for the three months ended March 31, 2009, as compared to $2,481,000 in the same period in 2008. Our investing activities were concentrated primarily in the following areas:

Restricted cash. The decrease in restricted cash for the three months ended March 31, 2009 of $964,000 reflects principally the draws for costs of construction for the Grand Island, Nebraska facility.

Construction of projects. For the three months ended March 31, 2009 we incurred expenditures of $744,000 related to the construction of projects excluding capitalized interest on our Texas, California and Nebraska projects of $2,259,000. Of total capital expenditures $622,000 was for construction expenditures on our Swift project at Grand Island, Nebraska.

Property, plant and equipment. Property, plant and equipment expenditures reflect principally capital expenditures at Huckabay.

Other Assets: The use of funds in the first quarter of 2009 is principally due to deposits the Company made in conjunction with long term contracts to sell our RNG® product.

Financing Activities

Our cash provided by financing activities was $3,756,000 for the three months ended March 31, 2009, compared to cash used for financing activities of $692,000 in the three months ended March 31, 2008. We offer the following information concerning the financing activities for our business:

Dividends on preferred stock. Our Series A cumulative convertible preferred stock has a 9% dividend payable semi-annually. We paid $667,000 in such dividends on January 1, 2009.

Payment of financing costs. The $558,000 used for financing costs for the first three months of 2009 resulted primarily from the costs of issuance of our 14% convertible notes due January 1, 2014.

Proceeds from long-term debt. EPC issued $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million in March 2009.

2009 Outlook

Operations

The following forward-looking information concerning our anticipated results of operations for the full year 2009 is being compared to our historical results of operations for 2008.

We expect increased revenues during 2009 from increased sales of our RNG® product produced by our Huckabay Ridge facility in Texas due to higher capacity factors than we experienced in 2008. Our revenues related to the Dairyland sites are expected to be approximately even with revenues from such facilities in 2008. Also, we expect our Grand Island facility to generate revenues when it is placed in service later this year.

At Huckabay Ridge, we have completed comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system. These upgrades bring the facility into conformity with the third-generation project design that we are utilizing on our next round of facilities, and we are pleased with the results to date of those upgrades as Huckabay Ridge is currently operating reliably and we expect that it will continue to maintain a high availability factor.

Huckaby Ridge produced salable gas 89% of the time during the month of April and 99% of the time for the first 5 days of May. Production levels have been trending upward as a result of improved operational processes designed to maximize RNG® output.

Attributes of improved operations include consistency in meeting specifications for removal of CO2, H2S and H2O, the convergence of production as predicted by our operating model and actual results, and, importantly, the ability of the systems to manage fluctuations in biogas-generation as well as varying ambient conditions.

With enhanced system stability, we have turned our attention to managing other key aspects of this facility to maximize plant RNG® product output and profitability. While we are achieving expected biogas production based on substrate concentration being received, we have witnessed a decline in the level of volatile solids contained in our suppliers’ substrate materials. Volatile solids in substrates contribute directly to overall biogas production, and hence lower volatile solid concentrations negatively impact production of our pipeline-grade finished product. We believe that the decline in the level of volatile solids is directly related to recessionary forces, as, for example, facilities from which we have been receiving highly concentrated glycerin have temporarily suspended or curtailed operations due to economic forces in their industry and we are receiving reduced shipments of grease trap waste from suppliers as restaurant patronage has declined.

Our current facility design at Huckabay Ridge accommodates a certain volume of substrate, so that if there is a decrease in the level of volatile solids in the volume of substrate material, aggregate gas production also declines.

We are, therefore, undertaking a number of measures at Huckabay Ridge to address substrate quality. Obviously, in cooperation both with existing vendors and with potential new suppliers, we have expanded our reach for higher-grade materials to offset what we believe to be these temporary reductions in supply. In addition, we are pursuing an expanded environmental licensing capability to accept a broader scope of substrate materials, working on material handling designs and capacities that can accept varying substrate consistencies, and working to develop additional strategic relationships with larger and potentially long-term substrate providers that will assist us at Huckabay Ridge and our other Texas facilities. We believe that all of these efforts will not only address current market conditions but will also allow us greater operating flexibility in the future.

While we believe that the reduced availability of highly concentrated substrates is directly related to recessionary forces, and we fully expect their availability to improve along with an improved economy, designs at all future facilities now take into account the ability to handle lower concentrations of substrate materials. Therefore, should we experience these same type of market conditions, RNG® output will not be affected. On the other hand, should substrate quality return to the higher volatile solid concentrations as previously experienced, the resulting output of RNG® will be higher than previously targeted levels.

We expect to meet with the bondholders of our Texas and California tax-exempt debt over the coming weeks to discuss our progress toward confirmation that the Huckabay Ridge facility is capable of achieving its intended performance levels.

We expect our operation and maintenance expenses at Huckabay Ridge to reflect the full year of commercial operations during 2009 at increased capacity. We expect the Dairyland sites’ operations and maintenance expenses to remain approximately even with 2008 levels. Additionally, we expect to start incurring operations and maintenance expenses associated with the Grand Island facility once it commences commercial operation in 2009.

In 2008 and early 2009 we instituted a number of steps to reduce or eliminate certain general and administrative costs. General and administrative expenses should decline relative to 2008 and were reduced in the first quarter of 2009 from amounts for the same period in 2008. These measures will result in additional reduced general and administrative costs as the full annual impact of these measures take effect.

In addition to the Huckabay Ridge facility, our other planned Texas and California projects are in various stages of development. Our Cnossen and Rio Leche projects are in the engineering and early stages of construction and initial site work has been completed. We are currently seeking capital to fund our required equity contributions for these projects to complement the equity we have invested to date. We have commenced construction on the biogas facility located at the JBS Swift & Co. beef processing plant in Grand Island, Nebraska. In July 2008 we received $7,000,000 in tax-exempt bond financing, less certain closing costs for the project. The construction account funds have been disbursed to cover certain documented project expenses. The terms of this financing are set forth in greater detail in our Current Report on Form 8-K, dated July 22, 2008, as filed with the Securities and Exchange Commission on July 25, 2008.

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

Cash Flow Outlook

During early 2009, we expect to fund our business activities principally from available cash balances, raising additional funds through debt and/or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. In addition, during 2009 we will need to meet significant interest and preferred dividend obligations as well as fund general and operating expenses. We will require significant additional capital over the next twelve months in order to meet these obligations and continue to fund our planned construction program on its current schedule.

We have raised gross proceeds from the California tax-exempt bond issuance of $62.425 million to date, and currently expect to seek additional tax-exempt bond financing in California of $26.02 million. The proceeds from these financings will be used to cover not only construction costs but also debt-service and other customary reserves. Terms of the bond financings require that we first invest equity in an amount equal to at least 20% of the estimated costs of construction (similar to the terms of the bond-financings for our Texas projects) before bond funds become available to us, that Environmental Power or its subsidiaries raise at least $45.0 million in additional capital prior to June 30, 2009, of which at least $17.5 million is available to fund construction of the California facilities (with these amounts being proportionately reduced should the closing of the Bar 20 project bonds not occur), and that the Huckabay Ridge facility meet certain gas production and financial performance tests over a continuous 60-day period prior to June 30, 2009. We currently plan on pursuing the full $45.0 million in additional capital prior to June 30, 2009 in accordance with the draw conditions on the California bonds, and have initiatives pending to secure required capital amounts. However, if we are unable to meet these conditions, holders of the California bonds have the option to require Microgy Holdings to purchase all of the California bonds at par, and, if Microgy Holdings does not do so, to cause the California bonds to be redeemed out of funds held by the trustee. In the event of such redemption, Environmental Power has agreed with the bondholders to contribute an amount equal to the original cost of issuance of the bonds paid out of bond proceeds, or approximately $1,248,500.

With the closing on the tax-exempt bond issue for the Microgy Grand Island project in July 2008, debt financing of that project is complete. We will, however, need to raise additional money to complete the project.

We will need to augment these cash resources by additional capital in the first half of 2009 to meet the draw conditions on the California bonds described above, as well as to fund ongoing general and administrative expenses associated with our corporate overhead and interest and dividend requirements.

On March 31, 2009 our unrestricted cash balance was $4,760,000, as compared to $3,158,000 as of December 31, 2008. In addition, our current restricted cash balances were $103,612,000 and $104,577,000, at March 31, 2009 and December 31, 2008, respectively. The restricted cash represents primarily the remaining proceeds of our $60 million tax-exempt bond financing in Texas and proceeds from our $62.425 million tax exempt financing in California. For each of the three additional planned RNG® facilities in Texas, we are able to spend up to $15,000,000 from restricted cash, subject to certain restrictions and provided that we have first funded at least 20% of the expected cost of each such facility.

We believe that our current cash balance, will be sufficient to fund our minimum lease and debt obligations, current contractual commitments, and our corporate overhead requirements into June 2009. However, we will require substantial additional financing, at both the project and parent company levels, to complete the construction of currently planned facilities, as noted above, including those already under construction, as well as for ongoing interest and dividend payments as well as general and administrative expenses. We have engaged independent financial advisors to assist us in exploring project financing opportunities. We currently have no commitments for any additional financing, and we cannot assure you that such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Our inability to obtain adequate financing would likely result in the need to curtail or cease our business operations.

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

Commodity Price Risk

As Microgy establishes multi-digester projects for the production of our RNG® product we could become exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our tax-exempt bond financings, we are required to maintain certain gas price protection arrangements for the gas output of our facilities.

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. For example, Microgy has recently experienced a decline in the volume of high quality substrate used by its Huckaby Ridge facility as a result of current economic conditions. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. We are aggressively pursuing efforts to secure reliable substrate supplies on cost-effective terms for projects.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(b) as of March 31, 2009. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a company in the process of pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the three months ended March 31, 2009, we incurred a net loss from continuing operations of $2,935,000. For the year ended December 31, 2008, we incurred a net loss from continuing operations of $22,996,000 which includes a non-cash, non-recurring expense for the impairment of goodwill of $4,913,000. For the years ended December 31, 2007 and 2006, we incurred net losses from continuing operations of $11,161,000, and $11,399,000, respectively. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2010. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will need to raise substantial financing in the first half of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements and to continue as a going concern. We currently have no commitments for any such financing. We cannot assure you such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations and avoid defaulting on our corporate and subsidiary debt and other obligations. Our inability to obtain adequate financing would likely result in the need to reduce the number of projects we construct and even to curtail or cease our business operations and would materially impair the value of your investment in our securities.

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

Development of Microgy’s facilities is an inherently risky activity, subject to significant uncertainties and a lengthy development cycle. Uncertainties and risks include those relating to costs and availability of supplies and labor, costs and quality of facility components and installation services, fluctuations in the prices available for the sale of facility output and timing of completion of construction and commencement of commercial operations. Furthermore, obtaining the large number of agreements, permits and approvals necessary to develop, install, operate and manage any of Microgy’s facilities, as well as to market the energy and other co-products and to provide necessary related resources and services, involves a long development cycle and decision-making process. Microgy is required to enter into or obtain some or all of the following in connection with the development of its facilities:

•	Off-take interconnection agreements;

•	Site agreements;

•	Supply contracts;

•	Design/build or other construction-related agreements;

•	Off-take agreements for gas produced;

•	Power sales contracts for facilities dedicated to the generation of electricity;

•	Agreements for the sale of greenhouse gas sequestration credits or other tradable environmental attributes;

•	Various co-product sales agreements;

•	Waste disposal agreements;

•	Environmental and other permits and licenses;

•	Government approvals; and

•	Financing commitments required for the successful completion of facilities under consideration.

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

The performance of Microgy’s facilities is dependent on the availability of large quantities of animal manure and substrates derived from animal and other organic waste resources to produce raw energy and meet performance standards in the generation of renewable natural gas. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. While Microgy has or is expected to have agreements relating to the supply of manure and substrate, these agreements may not cover all of Microgy’s requirements for such resources, and Microgy will be subject to the ability of the counterparties to such agreements to perform their obligations thereunder. Lack of manure or substrate or adverse changes in the nature or quality of such waste resources or the cost to supply or transport them would seriously affect the ability of Microgy’s facilities to produce gas at profitable levels and, consequently, its ability to develop and finance facilities and to operate efficiently and generate income. As a result, its revenue and financial condition would be materially and negatively affected. For example, Microgy has recently experienced a decline in the volume of high quality substrate used by its Huckabay Ridge facility as a result of current economic conditions, which has had a negative impact on that facility’s operations. We cannot assure you that the waste resources Microgy’s facilities require will be available in the future in acceptable quantity or quality, for free or at prices that make them affordable or accessible.

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

Microgy’s facilities produce and emit into the atmosphere carbon dioxide and hydrogen sulfide as a result of the anaerobic digestion gas conditioning processes that they employ. While such facilities capture and thereby reduce the amount of methane, a potent greenhouse gas, that would otherwise enter the atmosphere, there are direct emissions of carbon dioxide, another greenhouse gas. As such, Microgy’s facilities may still be subject to future federal or state legislation or regulation, or the implementation of international treaties, which seek to limit or impose a cost on greenhouse gas emissions. If any such legislation, regulations or treaties were implemented, Microgy may be required to expend resources to capture the carbon dioxide it produces, pay a tax on its carbon dioxide emissions, purchase greenhouse gas sequestration credits, reduce the greenhouse sequestration credits claimed for such facilities or take similar actions. In addition, Microgy could become subject to federal, state and local taxes and regulations regarding its other emissions. Any of the foregoing could harm the profitability of Microgy’s facilities.

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

If, by June 30, 2009, the Huckabay Ridge facility fails to meet certain performance tests, and we and our subsidiaries fail to achieve certain capital raising targets, Microgy Holdings may be required to repurchase or redeem the California bonds, making the funds from such financing unavailable for the planned California projects.

The terms of Microgy Holdings’ tax-exempt bond financing in California require that the following conditions be met before the proceeds of the financing can be drawn for the planned California projects:

•	the Huckabay Ridge facility has produced an average of 1,525 MMBtu of RNG® per day for a period of 60 consecutive days and a gross profit of at least $350,000 during such period; and

•

Environmental Power, Microgy Holdings or its subsidiaries has raised an aggregate of at least $45 million in additional capital after September 3, 2008, of which at least $17.5 million is available for investment in the planned California facilities, with such amounts being reduced by the amount of the anticipated equity contribution for the planned Bar 20 facility in California should there be no further bond financing for such facility.

If the foregoing conditions are not met, the holders of a majority of the California bonds have the right, exercisable by written notice to Microgy Holdings on or before July 31, 2009, to require Microgy Holdings to purchase all of the California bonds on or before August 31, 2009 at a purchase price of $62.425 million (the par amount of such bonds) plus accrued interest to the purchase date. If Microgy Holdings does not purchase the California bonds, it will be deemed to have abandoned construction of the planned California facilities, and the bondholders may cause the California bonds to be called for redemption to the extent of funds then held by the trustee. If the California bonds are called for redemption, Environmental Power has agreed to contribute an amount equal to the portion of the proceeds of the California bonds used to pay costs of issuance, which was approximately $1,248,500.

We are currently in the last 60-day period prior to June 30, 2009, and while we have substantially increased confidence in the reliability of the Huckaby Ridge facility, we cannot assure you that the foregoing conditions will be met, particularly as current economic conditions have led to decreased availability of optimal substrate supplies which has had an adverse impact on the performance of the Huckabay Ridge facility. If the foregoing conditions are not met and the holders of the California bonds require purchase or redemption of their bonds, then, assuming there are no defenses available to such actions and obligations, the proceeds of the California bonds would not be available for Microgy Holdings’ planned California projects and Environmental Power would have an obligation to pay approximately $1,248,500. We believe the loss of the proceeds of the California bonds and the payment by Environmental Power could have a material adverse effect on our financial condition, our results of operations and our ability to continue as a going concern if ongoing alternative financing efforts are not successful.

In addition, we have agreed with the holders of the bonds issued to finance the Texas facilities that we will not draw any proceeds from the Texas bonds to pay costs of the planned Mission project until the Huckabay Ridge facility has reached the production and profitability tests described above.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but is now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of March 31, 2009, we had approximately:

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

We have entered into an agreement with the licensor of Microgy’s technology to issue an additional $3,000,000 original principal amount of the notes as payment for certain license fees in a private placement transaction. These notes would be convertible into up to approximately 555,556 shares of common stock, based upon the minimum conversion price. These shares would be “restricted securities” within the meaning of Rule 144.

As of March 31, 2009, we had outstanding options, SARS and warrants to acquire up to approximately 4,668,978 shares of our common stock at prices ranging from $1.75 to $8.89 per share, with a weighted average exercise price of $5.18 per share and an average remaining contractual term of 4 years. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of March 31, 2009, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from March 1, 2009 to March 31, 2009, our daily trading volume ranged from a low of 14,500 shares to a high of 497,500 shares, and averaged 83,500 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

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

The market price for our common stock has been volatile, and it is likely to continue to be so. For instance the closing price of our common stock reached a high of $6.25 in the first quarter of 2008 and a low of $0.28 in the fourth quarter of 2008 and has varied from a low of $0.36 to a high of $0.92 in the first quarter of 2009. While we cannot state with any certainty the specific reasons for the recent volatility of our stock price, we believe that such volatility could be due to the current financial recession and related economic uncertainties and their impact on the stock market generally as well as on the stock prices of early stage companies such as ours, in addition to the risks and uncertainties regarding our business described elsewhere in this report. In addition, the market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. Furthermore, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies such as ours. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute the value of your shares.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2010. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.6 million. In July 2008, we completed a $7.0 million tax-exempt bond financing in Nebraska to finance a portion of the construction costs of our Grand Island facility. In September 2008, we completed a $62.425 million first tranche tax-exempt bond financing in California to finance a portion of the constructions costs of our proposed California facilities, and anticipate pursuing a proposed $26.02 million second tranche financing. On March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, as described elsewhere in this annual report, we will have to raise significant additional capital in the first half of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, 15,703,034 are issued, 15,614,604 are outstanding and 4,668,978 have been reserved for issuance upon the exercise of options, SARS and warrants outstanding as of March 31, 2009. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Capital Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Risks Relating to Our 14% Convertible Notes due January 1, 2014

Our subsidiaries have incurred and may in the future incur substantial indebtedness or issue equity interests to third party investors which are structurally senior to the notes and the terms of which limit the ability of such subsidiaries to distribute cash to Environmental Power.

Because we are a holding company, our right to participate in any distribution of assets of any of our subsidiaries upon any subsidiary’s liquidation or reorganization or otherwise, is subject to the prior claims of their creditors, except to the extent we may be recognized as a creditor of that subsidiary. Our subsidiaries may also issue equity interests to third party investors. Accordingly, our obligations under our 14% convertible notes due January 1, 2014, referred to as the notes, will be effectively subordinated to all existing and future indebtedness and liabilities of our subsidiaries, and may be limited by the terms of third party equity interests in our subsidiaries, and holders of the notes should look only to our assets for payment thereunder. In particular, our subsidiaries, Microgy Holdings, LLC and Microgy Grand Island, LLC, have incurred substantial indebtedness in connection with the financing of their facilities and proposed facilities. As of December 31, 2008, this indebtedness amounted to approximately $129.4 million. As previously noted, the terms of this indebtedness provide for a security interest in all of the assets of such entities and their subsidiaries, and also set forth certain conditions and limitations on the ability of such entities to distribute cash to Environmental Power. As a result, such indebtedness is structurally senior to the indebtedness represented by the notes. These entities, as well as other subsidiaries we may form to own and operate our projects, may incur additional indebtedness, issue equity interests to third party investors or enter into other agreements which similarly may be structurally senior to the notes and may otherwise limit the ability of such entities to distribute cash to Environmental Power.

There is no established trading market for the notes.

The notes are not listed for trading on any national securities exchange, and we have no plans to list the notes on any exchange. While there is currently outstanding $5,000,000 aggregate original principal amount of the notes, these notes were recently issued, and there is no established trading market for the notes. We have been advised by the underwriter that it intends to make a market in the notes but is not obligated to do so and may discontinue market making at any time without notice. No assurance can be given as to the liquidity of any trading market for the notes that may develop.

We cannot assure you that the IRS or a court will agree with the characterization of the notes as indebtedness for U.S. federal income tax purposes.

The notes are novel financial instruments, and there is no statutory, judicial or administrative authority that directly addresses the U.S. federal income tax treatment of an instrument similar to the notes. We cannot assure you that the IRS or a court will agree with the characterization of the notes as indebtedness for U.S. federal income tax purposes. If the notes were recharacterized as equity, we would not be entitled to deduct “interest” payments on the notes, which may result in an increase in our U.S. federal income tax liability.

Holders should consider the U.S. federal income tax consequences of owning and converting the notes.

The U.S. federal income tax treatment of the notes and the conversion of the notes into shares of our common stock is uncertain. Holders are urged to consult their tax advisors with respect to the U.S. federal income tax consequences resulting from the conversion of the notes into shares of our common stock.

Holders may have to pay taxes with respect to distributions on our common stock that holders do not receive.

The conversion rate of the notes is subject to adjustment for certain events arising from stock splits and combinations, stock dividends and other actions we take that modify our capital structure. If the conversion rate is adjusted, under certain circumstances holders may be deemed to have received a constructive dividend from us, which may result in ordinary income to holders for U.S. federal income tax purposes, even though such holders would not receive any cash related to that adjustment and even though such holders might not exercise their conversion rights.

The holders will have a right to tender their notes, and we will have the right to repurchase the notes, following a change in control.

A change in control of Environmental Power could give rise to both an obligation and a right on our part to repurchase the notes at the request of the holders. We cannot assure you that sufficient monies will be available to pay the principal, accrued interest and premium due on the notes in the case of a voluntary tender by the holders. We cannot assure you that a refinancing to pay such amounts could be obtained. In the absence of such refinancing, we could be forced to dispose of assets or the assets of our subsidiaries in order to make payments due on our indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. We cannot assure you that a refinancing of the notes can be obtained quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations with respect to the notes.

Upon a conversion of the notes, holders of notes will cease to have certain rights.

The holders of the notes have the right to elect to convert, and, under certain circumstances, we have the right to require the conversion of, outstanding notes into shares of our common stock. Should either the holders or we elect to effect such a conversion, holders will cease to have the protections afforded under the indenture governing the notes, including, among other things:

•	the right to be paid principal, interest, and other amounts at maturity and at certain other times;

•

the right to be paid principal, interest and other amounts on the notes in preference to any payments to holders of our common or preferred stock or holders of any of our subordinated indebtedness; and

•	the rights associated with the various covenants and default provisions set forth in the indenture.

If the notes are redeemed, converted or repurchased, you may not receive the return on your investment that you anticipate.

The notes are subject to redemption, repurchase and conversion prior to their maturity date, both at the election of the holders and at our election, under certain circumstances described in the indenture relating to the notes. If any such redemption, conversion or repurchase occurs, the total return you receive on your investment in the notes may be materially less than the return you would have received had you held the notes to maturity

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

May 8, 2009

Exhibit Index

Exhibit No.	Description
4.1	Indenture for Senior Debt Securities, dated as of March 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 10, 2009 (SEC File No. 001-32393)).

4.2	First Supplemental Trust Indenture for 14% Convertible Notes due January 1, 2014, dated as of March 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2009 (SEC File No. 001-32393)).

4.3	Form of the 14% Convertible Notes due January 1, 2014 (contained in Exhibit 4.2).

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer