Form 10-Q
period 2009-06-30
ENVIRONMENTAL POWER CORP
filed 2009-08-10
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Number of shares of Common Stock outstanding at June 30, 2009: 15,608,468 shares

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving early-stage companies, including our need for additional financing to continue as a going concern,

•	uncertainties regarding the ability to obtain additional financing, and the timing, amount and terms of such financing,

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	risks and uncertainties relating to the development of markets for carbon sequestration credits and other marketable renewable attributes, and the level of revenues we may achieve from such sources,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	unpredictable developments, including plant outages and repair requirements as well as risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	technological uncertainties, including those relating to competing products and technologies,

•	unpredictable developments, including plant outages and repair requirements,

•	price volatility, particularly in competition with other renewable energy sources as well as with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,754,420	$3,157,938
Restricted cash	98,845,781	104,577,246
Receivables	493,765	373,039
Other current assets	142,564	60,210

Total Current Assets	101,236,530	108,168,433

Restricted cash, non current	503,571	553,014
Property, plant, and equipment, net	25,659,474	23,932,073
Construction in progress	27,105,919	20,101,314
Licensed technology rights, net	2,236,546	2,329,296
Notes receivable, net	1,566,498	1,608,500
Deferred financing costs, net	5,682,808	5,122,995
Other assets	384,141	197,569

TOTAL ASSETS	$164,375,487	$162,013,194

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,471,718	$4,322,896
Current portion of long-term debt	62,425,000	—

Total Current Liabilities	66,896,718	4,322,896

Other Liabilities	361,565	340,706
Long term debt	75,034,269	129,475,023

Total Liabilities	142,292,552	134,138,625

Minority Interests	100	100
Preferred Stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100

Common stock (3)	157,030	157,030
Additional paid-in capital	86,335,519	89,986,923
Accumulated deficit	(73,539,208)	(71,401,984)
Treasury stock (4)	(388,408)	(385,402)
Notes receivable from current directors and former officer and director	(638,219)	(638,219)

Total Common Shareholders’ Equity	11,926,714	17,718,348

TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$164,375,487	$162,013,194

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of June 30, 2009 and December 31, 2008. Stated value at June 30, 2009 and December 31, 2008 of $52.71 per share or $14,824,213.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of June 30, 2009 and December 31, 2008, respectively.
(3)	$.01 par value; 50,000,000 shares authorized; 15,703,034 issued and 15,608,468 outstanding as of June 30, 2009 and 15,703,034 issued and 15,614,604 outstanding as of December 31, 2008.
(4)	94,444 shares at cost as of June 30, 2009 and 88,430 shares at cost as of December 31, 2008.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2009 and June 30, 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES	$1,171,164	$1,112,149	$1,913,642	$2,082,691

COSTS AND EXPENSES:
Operations and maintenance	858,697	1,936,557	1,872,207	3,253,200
General and administrative	1,459,873	3,611,393	3,577,785	6,872, 539
Depreciation and amortization	436,315	353,579	832,533	614,353

TOTAL COSTS AND EXPENSES	2,754,885	5,901,529	6,282,525	10,740,092

OPERATING LOSS	(1,583,721)	(4,789,380)	(4,368,883)	(8,657,401)
OTHER INCOME (EXPENSE):
Interest income	11,546	99,847	28,589	346,754
Interest expense	(609,866)	(265,271)	(906,516)	(442,026)
Other income (expense)	(57,172)	(8,765)	73,083	(22,242)

TOTAL OTHER INCOME (EXPENSE)	(655,492)	(174,189)	(804,844)	(117,514)
LOSS BEFORE INCOME TAXES	(2,239,213)	(4,963,569)	(5,173,727)	(8,774,915)
INCOME TAX EXPENSE	23,000	—	23,000	—

NET LOSS FROM CONTINUING OPERATIONS	(2,262,213)	(4,963,569)	(5,196,727)	(8,774,915)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	—	—	(1,010,534)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	—	—	7,999,858

NET LOSS	(2,262,213)	(4,963,569)	(5,196,727)	(1,785,591)
Preferred Securities Dividend Requirements	(333,544)	(329,592)	(667,088)	(667,092)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,595,757)	$(5,293,161)	$(5,863,815)	$(2,452,683)

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.17)	$(0.34)	$(0.38)	$(0.61)
DISCONTINUED OPERATIONS	—	—	—	0.45

NET LOSS PER SHARE	$(0.17)	$(0.34)	$(0.38)	$(0.16)

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.17)	$(0.34)	$(0.38)	$(0.61)
DISCONTINUED OPERATIONS	—	—	—	0.45

NET LOSS PER SHARE	$(0.17)	$(0.34)	$(0.38)	$(0.16)

BASIC	15,587,010	15,579,354	15,583,203	15,579,354
DILUTED	15,587,010	15,579,354	15,583,203	15,579,354

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2009 and June 30, 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,196,727)	$(1,785,591)

Non-cash adjustments
Results of discontinued operations	—	(6,989,324)
Depreciation and amortization	832,533	614,353
Stock based compensation expense	242,564	1,405,113
Non-cash income from adjustment to fair value of warrants	(100,380)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(120,726)	98,628
(Increase) decrease in other current assets	(82,354)	48,464
Decrease in notes receivable	42,002	197,613
Increase in accounts payable and accrued expenses	148,822	1,136,731

Net cash used in operating activities	(4,234,266)	(5,274,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	—	375,000
Decrease (increase) in restricted cash	5,780,908	(762,295)
Construction of projects	(6,208,729)	(5,694,744)
Purchase of property, plant and equipment	(121,833)	(322,147)
Purchase of treasury stock	(3,006)	—
(Increase) in other assets	(186,572)	—

Net cash used for investing activities	(739,232)	(6,404,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred financing costs	(701,040)	(368,586)
Payment of preferred dividends	(667,088)	(667,092)
Increase (decrease) in other liabilities	(46,138)	87,614
Payments on long-term debt	(15,754)	(32,487)
Proceeds from issuance of long term debt	5,000,000	—
Payments of dividend on behalf of subsidiary	—	(15,000)

Net cash provided by (used in) financing activities	3,569,980	(995,551)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,403,518)	(12,673,750)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,157,938	26,069,198

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,754,420	$13,395,448

Supplemental disclosure of cash flow information
Cash paid for interest (net of amount capitalized)	$649,328	$442,026
Income Taxes	23,000	—

Non-cash investing and financing activity
Payment of license fees with issuance of 14% convertible note	3,000,000	—
Accrued dividend requirement of series A preferred stock	667,088	667,092
Capitalized amortization of deferred financing costs	78,491	33,358

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Six Months Ended June 30, 2009

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2008	15,703,034	$157,030	$89,986,923	$(71,401,984)	88,430	$(385,402)	$(638,219)	$17,718,348
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities	—	—	(3,893,968)	3,726,591	—	—	—	(167,377)
Dividends on preferred stock	—	—	—	(667,088)	—	—	—	(667,088)
Stock based compensation expense	—	—	242,564	—	—	—	—	242,564
Treasury Stock					6,014	(3,006)		(3,006)
Net loss	—	—	—	(5,196,727)	—	—	—	(5,196,727)
Balance at June 30, 2009	15,703,034	$157,030	$86,335,519	$(73,539,208)	94,444	$(388,408)	$(638,219)	$11,926,714

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”).

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note C – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

NOTE B—GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the six months ended June 30, 2009, we incurred a net loss applicable to common shareholders of $5,864,000 and used cash from operating activities of $4,234,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects. As of June 30, 2009, we had an accumulated deficit of $73,539,000 and our unrestricted cash and cash equivalents amounted to $1,754,000. Currently, our facility at Huckabay Ridge, Texas, which is operating reliably, is anticipated to generate cash flow over the balance of the year. However, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the third quarter of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. In addition as described more fully in Note H to the financial statements under the heading “Status of California Bond” the holders of the California bonds could require purchase or redemption by written notice to us on or before September 15, 2009. We are currently actively seeking additional sources of capital to meet our financing needs. To that end, on March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and, on May 22, 2009, we issued an additional $3.0 million principal amount of such notes to Xergi in payment of project licensing fees. In addition we are actively pursuing a closing on the sale of additional notes in August or September 2009, though we cannot assure you whether or when such closing will occur, or, if it does occur, how much we will succeed in raising. We continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at June 30, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In the past, we have operated in two major segments through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary Buzzard Power Corporation, as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we report the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The obligations of Microgy Holdings, LLC related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation. Microgy Holdings, LLC is also the obligor on $62.425 million in tax-exempt debt financing from the California Statewide Communities Development Authority we completed in September 2008 on terms similar to those of the Texas financing. The current status of the California bonds is discussed in Note H to the consolidated financial statements. Another subsidiary of the Company Microgy Grand Island, LLC is the obligor on $7.0 million in tax-exempt debt financing from the City of Grand Island, Nebraska, relating to the construction of our facility at the flagship beef processing plant of JBS Swift & Company, located in Grand Island, Nebraska. The obligations of Microgy Grand Island, LLC related to this financing are non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation.

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

Total stock–based compensation for the three and six months ended June 30, 2009 of $99,000 and $243,000, respectively was recorded in accordance with SFAS 123R. For the three and six months ended June 30, 2008, we recognized $1,115,000 and $1,405,000, respectively. The total future compensation cost related to unvested stock-based awards not yet recognized is $288,000 at June 30, 2009. This amount will be charged against income as the awards vest over the next two years.

Valuation Assumptions: We did not grant any stock options or stock appreciation rights for the six months ended June 30, 2009. Therefore the table below only presents information for the three and six months ended June 30, 2008. The fair value of stock options and stock appreciation rights granted during the three months ended June 30, 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and six Months Ended June 30, 2008
Fair Market Value Per Share	$3.20
Assumptions
Risk-free rate of return	3.27%
Volatility	69.73%
Expected annual dividend yield	0.00%
Option Life (years)	5.00

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

Accumulated amortization of licensed technology rights was $1,473,454 as of June 30, 2009 and $1,380,704 as of December 31, 2008. Amortization expense for licensed technology rights was $92,750 for the six months ended June 30, 2009 and June 30 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

Remaining 2009	2010	2011	2012	2013	Thereafter	Total
$92,750	185,500	185,500	185,500	185,500	1,401,796	$2,236,546

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

NOTE H—LONG-TERM OBLIGATIONS AND CONTRACTUAL OBLIGATIONS

Issuance of Long-Term Debt

On March 13, 2009, we closed on the sale of $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014, referred to as the notes, for net proceeds of approximately $4,464,000. The notes are unsecured obligations of Environmental Power Corporation and pay interest semi-annually on January 1 and July 1, with principal due at maturity. The notes are convertible into shares of our common stock of the Company beginning at an initial conversion price of $5.40 a share through December 31, 2009, then increasing to $6.33 per share from January 1, 2010 through December 31, 2010, $7.65 per share from January 1, 2011 through December 31, 2011, $9.75 per share from January 1, 2012 through December 31, 2012 and $11.00 per share from January 1, 2013 to December 31, 2013.

On May 22, 2009 we issued an additional $3,000,000 of these notes as payment for licensing fees related to certain of our projects under a Cooperation Agreement entered into in April 2009 with the licensor of Microgy’s technology as described in more detail below.

The terms of the notes are governed by an Indenture, dated as of March 1, 2009, as supplemented by a First Supplemental Trust Indenture, dated as of March 1, 2009, as amended and supplemented to date, between us and Wells Fargo Bank, National Association, as Trustee, collectively referred to as the indenture. The indenture contains covenants which include restrictions and limitations on our ability and that of our subsidiaries to incur indebtedness and issue certain types of capital stock and engage in certain transactions. In certain instances described in the indenture, the holders of the notes can require us to repurchase or redeem the notes, and we can require holders of the notes to convert into common stock or redeem their notes. The proceeds of these notes can only be used for the costs and expenses associated with the construction and operation of our projects, as described in more detail in the indenture. The First Supplemental Indenture provides for the issuance of notes in an aggregate original principal amount of up to $53,000,000.

Contractual Obligations

The following table shows our known future contractual obligations as of June 30, 2009 of the types specified in Item 303(a) (5) of Regulation S-K. The table includes both the principal and interest payments on the tax-exempt bonds and convertible notes over the projected minimum life of the related debt.

Commitments	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$168,336	$336,672	$298,500	$111,078	—	—	$914,586
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
14% convertible notes(3)	255,500	1,120,000	1,120,000	1,120,000	1,120,000	$8,000,000	12,735,500
Tax-Exempt Bonds(4)	66,642,750	4,690,000	5,040,000	5,985,500	5,988,100	126,784,800	215,131,150
Security Deposit(5)	62,500	100,000	100,000	100,000	100,000	—	462,500
Vehicle Loans (6)	15,574	19,814	—	—	—	—	35,388
TOTAL	$70,144,660	$6,266,486	$6,558,500	$7,316,578	$7,208,100	$134,784,800	$232,279,124

(1)	We are obligated under various non-cancelable operating leases for office space. These obligations have not been reduced by estimated total proceeds from the sublease of our Golden Colorado facility of $187,500. Rent expense for these operating leases was $371,637, $424,765, and $286,501 in 2008, 2007 and 2006, respectively. For the three and six months ended June 30, 2009, our rent expense for operating leases was $72,000 and $157,000, respectively.
(2)	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment and conditioning equipment, in connection with our Microgy facilities.
(3)	The entire balance of the 14% convertible notes is due January 1, 2014.
(4)	In 2007, Microgy Holdings began scheduled interest payments on the tax-exempt bonds. In 2008 Microgy Grand Island began scheduled interest payments on the tax-exempt bonds. Mandatory redemption of principal amounts begins in 2011 for the Nebraska tax-exempt bonds and 2012 for the Texas tax-exempt bonds. The California bond holders have the option to require payment of the entire outstanding principal amount of $62,425,000 and accrued interest of the California bonds on or before September 30, 2009.
(5)	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.

(6)	We are obligated under various loans for automobiles.

The following table describes our long-term debt obligations as of June 30, 2009 and December 31, 2008:

Secured Promissory Notes Payable and Other Obligations	June 30, 2009	December 31, 2008
Automobile loans & capital leases	$34,269	$50,023
14% convertible notes	8,000,000	—
California loan related to tax-exempt bonds	—	62,425,000
Nebraska loan related to tax-exempt bonds	7,000,000	7,000,000
Texas loan related to tax-exempt bonds	60,000,000	60,000,000

TOTAL	$75,034,269	$129,475,023

Cooperation Agreement

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

The Agreement addresses anaerobic-digester plants incorporating above-ground digesters with mixers (the “DBT Technology”). Pursuant to the Agreement, DBT grants to Microgy an irrevocable and perpetual right and license to utilize the DBT Technology in the design, construction, and/or operation by the Company, Microgy and their affiliates of anaerobic-digesters and related systems. This grant is exclusive as to North America for the Term (as defined in the Agreement) and is non-exclusive as to North America thereafter, excludes Europe during the Term but is non-exclusive as to Europe thereafter. As in the Prior Agreements, the grant is non-exclusive as to the rest of the world, leaving each party free to pursue projects outside of North America and Europe. The Agreement further provides that commencing as of the Effective Date (defined below), Microgy may utilize digester technologies other than the DBT Technology throughout the world.

The Agreement became effective on May 22, 2009 when DBT received an up-front payment of certain license fees for certain Microgy projects of Microgy’s choosing, which were paid for by the Company’s issuance of its 14% Convertible Notes due January 1, 2014 (the “Notes”) in the original principal amount of $3,000,000 (the “Consideration”).

For additional details regarding this transaction, please refer to our Current Report on Form 8-K dated April 23, 2009 filed with the United States Securities and Exchange Commission the “SEC”) on April 28, 2009 (SEC File No. 001-32393).

Status of California Bond Repayment

As previously announced, in connection with its financing of $62.425 million in tax-exempt bonds (the “Bonds”) in California completed in September 2008, Microgy Holdings and Environmental Power entered into a Demand Purchase Agreement, dated as of September 3, 2008, with Wells Fargo Bank, National Association, as Trustee (the “Trustee”) and the Bondholders named therein (the “Demand Purchase Agreement”). Pursuant to the Demand Purchase Agreement, if certain conditions set forth in the Loan Agreement, dated as of August 1, 2008 (the “Loan Agreement”) with the California Statewide Community Development Authority (the “Funding Conditions”) were not met by June 30, 2009, the holders of a majority of the Bonds would have the right, exercisable by written notice to Microgy Holdings, Inc. (“Holdings”) on or before July 31, 2009, to require Holdings to purchase the Bonds at par plus accrued interest on or before August 31, 2009. If Holdings does not purchase the Bonds, Holdings will be deemed to have abandoned construction of the Facilities, and the Bonds will be called for redemption. If the Bonds are called for redemption, the Company has agreed to contribute an amount equal to the portion of the proceeds of the Bonds used to pay costs of issuance. The Funding Conditions included (i) that Holdings’ Huckabay Ridge facility has produced an average of 1,525 MMBtu of its RNG® product per day for a period of 60 consecutive days (the “Test Period”), (ii) that the Huckabay Ridge Facility has produced gross profit of at least $350,000 during the Test Period and (iii) that the Company, Holdings or Holdings’ subsidiaries have raised an aggregate of at least $39.825 million in additional capital after September 3, 2008, of which at least $12.325 million is available for investment in the California facilities financed by the Bonds.

As the Funding Conditions described above were not achieved, Environmental Power, Microgy Holdings, the Bondholders and the Trustee entered into an amendment to the Demand Purchase Agreement on July 31, 2009 to extend to September 15, 2009, the period within which the holders of a majority of the bonds can require Microgy Holdings to purchase the Bonds at par plus accrued interest, as described in more detail in our Current Report on Form 8-K dated July 31, 2009, as filed with the SEC on August 3, 2009 (SEC File No. 001-32393). The total amount of this obligation, including accrued interest, would be $64,298,000 as of September 30, 2009. Because the Bondholders have the right to cause the Bonds to be purchased or redeemed, the $62,425,000 obligation associated with the Bonds has been classified as current portion of long-term debt.

We are currently in discussions with the Bondholders regarding the best way to proceed in light of our current financing initiatives. Environmental Power, Microgy Holdings and the Bondholders deemed that it was in their mutual best interests to extend the period of time during which the Bondholders can require the Bonds to be purchased in light of current capital raising activities by Environmental Power and Microgy Holdings. The purpose of the amendment to the Demand Purchase Agreement is to provide adequate time for continued discussions between Environmental Power and Holdings, on the one hand, and the Bondholders, on the other hand.

As of June 30, 2009, we had $57,351,000 in available restricted funds to be used if the bonds are called for redemption, Environmental Power is obligated to contribute, to a possible redemption or purchase of the bonds, an amount equal to the costs of issuance of the California bonds paid from proceeds thereof, or approximately $1.24 million at the time bonds are purchased or redeemed.

NOTE I—NOTES RECEIVABLE

Notes Receivable – In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Notes Receivable
Notes receivable	$2,316,498	$2,358,500
Reserve for any future cash flow deficiencies	(750,000)	(750,000)

Notes receivable, net	$1,566,498	$1,608,500

Beginning in the third quarter of 2007, we sold the greenhouse gas sequestration credits generated from the Wisconsin facilities. Pursuant to our agreements with the owners of these facilities, 50% of these sales were recognized by us as revenue and 50% was applied to the balance of the notes. During the first six months of 2009 and 2008, the balance of the notes receivable was reduced by $18,000 and $171,000, respectively due to the sale of greenhouse gas sequestration credits. The sales for the six months ended June 30, 2008 included revenues for credits generated by vintage years 2005 to 2007 but the sales for the six months ended June 30, 2009 includes credits generated only during the first six months of 2008. Under the terms of the notes the balance of the notes is also reduced by cumulative profits of the Wisconsin facilities. In the first six months of 2009, note receivable balance and revenues were reduced by $24,000 from cumulative profits at the facilities.

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of June 30, 2009 and December 31, 2008. These notes, partially secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

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

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and 2008, we did not have any accrued interest or penalties related to uncertain tax positions. Uncertain tax positions are defined by Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”). We determined that we had no tax positions that met the definition of uncertainty under the provisions of FIN48.

We file income tax returns with federal, state, and local authorities. The 2002 federal and state returns were examined and closed in 2007 and no material adjustments to any of our tax positions were identified. Our federal and state tax returns subsequent to 2002 remain subject to possible future examinations by relevant tax authorities.

NOTE K—PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

On November 9, 2006, we issued 281,241 units, consisting of (i) one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and (ii) detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53.335 per unit. We received approximately $14,100,000 in proceeds from this offering after paying fees and expenses. As a result of the issuance of common shares in the public offering completed in October 2007, the applicable conversion price of the preferred stock was reduced and is now convertible into 2,823,660 shares of common stock.

With respect to each of these offerings, as well as other sales of shares of our capital stock, we deem an amount equal to the par value of the shares sold to be “capital” for purposes of the Delaware General Corporation Law.

On July 1, 2009, we did not make the required dividend payment on the series A preferred stock of $667,088 as part of our program to conserve cash. We are in discussions with the holders of the series A preferred stock for a formal acceptance of the deferral of this payment.

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

NOTE M—FAIR VALUE OF FINANCIAL INSTRUMENTS

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock“ (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133—specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Our adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to require liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in additional paid in capital as of January 1, 2009 of $ 3,893,968, an increase in retained earnings of $3,726,591, and a liability of $167,377. The liability is required to be marked to fair value as of each reporting date until the expiration or exercise of the instruments. For the quarters ended June 30, 2009 and March 31, 2009 we recorded an increase (decrease) in the fair value of the liability of $29,875 and ($130,255), respectively. The amount recorded in other income (expense) on the accompanying statements of operations for the three and six months ended June 30, 2009 was ($29,875) and $100,380, respectively

We use the Black-Scholes pricing model to calculate fair value of our warrant liabilities. Key assumptions used to apply this model are as follows:

	January 1, 2009	June 30, 2009
Risk free interest rate	1%	1%
Expected life	2.8 years	2.3 years
Expected volatility of common share price	66%	94%
Common share price	$0.63	$0.52

NOTE N—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

As of June 30, 2009 and December 31, 2008, other than cash, cash equivalents, restricted cash, warrants and 14% convertible notes, none of our assets or liabilities were being reported at fair value.

	Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$66,997	$—	$66,997	$—
14% convertible notes	8,000,000	—	8,000,000	—

We have concluded it is impractical to estimate the fair value of (1) $62,425,000 of 9% California tax-exempt bonds (2) $60,000,000 of 7% Texas tax-exempt bonds and (3) $7,000,000 of 7% Nebraska tax-exempt bonds. Current markets for these securities are illiquid and there are few or any comparable transactions being completed. In addition, the current credit profiles of Environmental Power and Microgy Holdings, the existence of certain restricted funds that may be used as collateral for these bonds, and the current state of projects that these bonds are financing makes it impractical to calculate a fair value of these instruments using management assumptions. Management is unable to observe comparable transactions.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This statement requires that non-controlling interests be reported as stockholders equity, a change that will effect our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS No. 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. SFAS 160 did not have a material impact on our financial position or results of operations.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Company on January 1, 2009. SFAS 161 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the

Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

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

Overview

Environmental Power is a developer, owner and operator of renewable energy production facilities. Our goal is to produce energy that is Beyond Renewable ®, which we define as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean, reliable and cost-effective. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for subsidies or other governmental assistance. Any such government assistance would, however, benefit our facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. We believe that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and greater revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for our business.

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

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal and food industry wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or our RNG® product, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology that Microgy believes is superior to other such technologies. Currently, Microgy owns the exclusive North American license to this technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

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

Microgy’s efforts have resulted in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows in combination with various substrate feedstocks in our co-digestion process. The gas is treated and compressed to produce pipeline-grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce an annual sales volume of 782,000 MMBtus per year reflecting the addition of a combined heat and power or CHP process provided by a third party under a services agreement. This arrangement will allow us to reduce our internal parasitic loads, which had increased due to modifications required by the gas conditioning process, freeing up more gas for sale in the market. The net effect will be an increase in revenue offset by increased thermal costs but at a lower value than our RNG ® product pricing and reduced electric costs for the facility. The CHP facility is expected to be in operation during the first quarter of 2010.

We have announced three other multi-digester facilities in development in Texas. We will also consider the addition of a CHP process at each of these facilities and other projects in development to maximize RNG® sales, while utilizing waste heat sources for more efficient energy utilization.

Microgy is also operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity. In addition, the Company’s subsidiary, Microgy Grand Island, LLC has begun construction on its Swift Grand Island biogas facility, although construction has been temporarily suspended pending commitments for remaining equity requirements.

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

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and six month periods ended June 30, 2009 with the results of operations for the three and six month periods ended June 30, 2008. Historical results and trends that might be discussed below should not be taken as indicative of the results for the full year or for future operations generally.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Overview. For the six months ended June 30, 2009, we had a net loss from continuing operations of $5,197,000 or a loss of $0.38 per share, compared to a net loss from continuing operations of $8,775,000 or $.61 per share in the same period of the prior year. These results represent a decline in the net loss of $3,578,000. Due to the fact that we had net income from discontinued operations of $6,989,000 recorded in the first quarter of 2008 the net loss applicable to common shareholders was $5,864,000 or $.38 per share in 2009 compared to a net loss applicable to common shareholders of $2,453,000 for the first six months of 2008.

Results from continuing operations improved in the first half of 2009. The net loss from continuing operations was $5,197,000 for the six months ended June 30, 2009, as compared to a net loss from continuing operations of $ 8,775,000 for the six months ended June 30, 2008. The reduction in the net loss from continuing operations was primarily due to a decline in general and administrative expenses of $3,295,000 and a decrease in operating losses before depreciation at our Huckabay Ridge facility during the first six months of 2009 of $1,508,000 due principally to a reduction in operating and maintenance expenses at the facility.

Revenues. Revenues for the six months ended June 30, 2009 decreased to $1,914,000 from $2,083,000 for the six months ended June 30, 2008. The decrease in revenues of $169,000 is primarily attributable to a reduction in sales of greenhouse gas sequestration credits in the first half of 2009 derived from the Wisconsin facilities. During the first half of 2009 we recorded $18,000 in revenues from sales of such credits, as opposed of $178,000 in such revenues for the prior year. In the 2008 period we received revenues from the sale of credits for vintage years 2005 to 2007 but for the first six months of 2009 we only received revenues for credits for the first six months of 2008. We currently expect revenues to increase in future periods as Huckabay Ridge revenues in the second half of 2009 should be substantially above 2008 amounts as the facility experienced a prolonged downtime during the last six months of 2008.

Operations and maintenance expenses. Operations and maintenance expense was $1,872,000 for the six months ended June 30, 2009 as compared to $3,253,000 for the same period in 2008, a decrease of $1,381,000. The decrease was primarily due to a reduction in operations and maintenance expense at Huckabay Ridge of $1,508,000 as start up and non-recurring costs were reduced and Huckabay Ridge received certain insurance proceeds for settlement of claims related to events that occurred in 2008. In addition, in May 2009, we reversed certain reserves established in 2008 for the disposal of substrate which resulted in reduced operations and maintenance expenses for the six months ended June 30, 2009. We currently expect non-recurring and start up costs at Huckabay Ridge to continue to decrease as operations at this facility become more reliable due to the completion of the improvements to the biogas collection and conditioning systems. In addition we anticipate reductions in substrate costs as a result of our substrate sourcing plan, which is expected to be fully implemented by the end of the third quarter.

General and administrative expenses. General and administrative expenses from continuing operations declined by $3,296,000 to $3,577,000 for the six months ended June 30, 2009, as compared to $6,873,000 for the same period in 2008. The decline is attributable primarily to lower salary expenses in the 2009 period, reflecting the reductions in staffing, lower non-cash compensation expense in the 2009 period due to reduced expense from stock based compensation and reductions in development expense in the 2009 period as we slowed development efforts to conserve cash pending our fundraising initiatives. Without the inclusion of non-cash compensation expense, general and administrative expenses would have been $3,335,000 and $5,467,000 for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $833,000 for the six months ended June 30, 2009 from $614,000 for the six months ended June 30, 2008. The increase in depreciation and amortization expense was principally due to the fact that the first half of 2009 included six months of depreciation at the Huckabay Ridge facility whereas the first half of 2008 included only five months depreciation for Huckabay Ridge. The facility began commercial operations in February 2008 so we began to recognize depreciation expense for this facility in February 2008.

Operating loss. As a result of the changes described above, our operating loss from continuing operations decreased to $4,369,000 in the first half of 2009 from $8,657,000 in the same period in 2008.

Interest income. Interest income on unrestricted cash for the six months ended June 30, 2009 was $29,000 as compared to $347,000 for the six months ended June 30, 2008. Interest income decreased due to both lower invested cash balances and lower interest rates on such balances.

Interest expense. Interest expense increased to $907,000 for the six months ended June 30, 2009, as compared to $442,000 for the six months ended June 30, 2008. This increase was due to several factors. We ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense. Therefore we had six full months of interest expense relating to the Huckabay Ridge facility in the first half of 2009, whereas we had only five months of such interest expense related to Huckabay Ridge in the first six months of 2008. In the first half of 2009, we also accrued $257,000 in interest expense on $8,000,000 original principal amount of our 14% convertible notes which were issued in March and May 2009. Finally beginning in April 2009 we stopped capitalizing interest on our Swift facility in Grand Island, Nebraska due to the fact that we temporarily suspended construction as of April 1, 2009. As a result, we expensed $122,000 of interest related to the Swift facility in the second quarter of 2009.

Other income (expense). We had other income of $73,000 for the six months ended June 30, 2009, as compared to other expense of $22,000 for the six months ended June 30, 2008. The other income for the six months ended June 30, 2009 reflects income recognized from a reduction in the market value of certain outstanding warrants partially offset by the net loss associated with the sublease of our Golden, Colorado office facility. The sublease was executed with an effective date of June 1, 2009. The other expense in the first six months of 2008 was the result of the disposal of assets associated with the relocation of our corporate headquarters from Portsmouth, New Hampshire to Tarrytown, New York.

Income tax expense. The income tax expense for the first six months of 2009 reflects estimated state income and franchise tax payments.

Income from discontinued operations, net of taxes. The results for the six months ended June 30, 2009 do not include the results of discontinued operations because these operations were disposed of in February 2008. The loss from discontinued operations of $1,011,000 in 2008 reflects the operations of Buzzard for the first two months of 2008 before we disposed of it. On February 29, 2008 we disposed of Buzzards interest in the Scrubgrass facility and recognized a one time gain of $8,000,000. With the exception of a cash payment of $375,000 the gain was non-cash and consisted primarily of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition. Therefore the net result of income from discontinued operations for the six months ended June 30, 2008 was income of $6,989,000.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Overview. For the three months ended June 30, 2009, we had a net loss applicable to common shareholders of $2,596,000 or a loss of $0.17 per common share compared to loss applicable to common shareholders of $5,293,000 or loss per share of $0.34 per share for the three months ended June 30, 2008. The improvement in results is primarily due to improved performance at our Huckabay Ridge facility and a reduction in general and administrative expenses consistent with our cost reduction plan. These results are explained in more detail below.

Revenues. Revenue for the three months ended June 30, 2009 increased to $1,171,000 from $1,112,000 for the three months ended June 30, 2008. The increase in revenues of $59,000 is primarily attributable to increases revenues at our Huckabay Ridge facility in the second quarter of 2009. During the second quarter of 2009 Huckabay Ridge revenues increased by $112,000 due to higher performance and fewer outages. This increase was partially offset by lower revenues at our Wisconsin facilities.

Operations and maintenance expenses. Operations and maintenance expense was $859,000 for the three months ended June 30, 2009 as compared to $1,937,000 for the same period in 2008, a decrease of $1,078,000. The decrease was primarily due to a reduction in operations and maintenance expense at Huckabay Ridge of $1,228,000 as start up and non-recurring costs were reduced, for the three months ended June 30, 2009. We also received insurance proceeds during the three months ended June 30, 2009 from claims related to 2008 events which reduced operations and maintenance expenses during the second quarter of 2009. In addition, in May 2009, we reversed certain reserves established in 2008 for the disposal of substrate which reduced operations and maintenance expenses for the three months ended June 30, 2009.

General and administrative expenses. General and administrative expenses from continuing operations declined by $2,151,000 to $1,460,000 for the three months ended June 30, 2009, as compared to $3,611,000 for the same period in 2008. The decline is attributable primarily to lower salary expenses in 2009, reflecting the reductions in staffing, lower non-cash compensation expense in the 2009 period due to reduced expense from stock based compensation and reductions in development expense in the 2009 period as we slowed development efforts to conserve cash pending our fundraising initiatives. Without the inclusion of non-cash compensation expense, general and administrative expenses would have been $1,361,000 and $2,496,000 for the three months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $436,000 for the three months ended June 30, 2009 from $354,000 for the three months ended June 30, 2008. The increase in depreciation and amortization expense was principally due to increased depreciation at Huckabay Ridge because of capital additions in 2008 and 2009.

Operating loss. As a result of the changes described above, our operating loss from continuing operations decreased to $1,584,000 in the first quarter of 2009 from $4,789,000 in the same period in 2008.

Interest income. Interest income on unrestricted cash for the three months ended June 30, 2009 was $12,000, as compared to $100,000 for the three months ended June 30, 2008. Interest income decreased due both to lower invested cash balances and lower interest rates on such balances.

Interest expense. Interest expense increased to $610,000 for the three months ended June 30, 2009, as compared to $265,000 for the three months ended June 30, 2008. This increase was due principally to the fact that we accrued $257,000 in interest expense on $8,000,000 original principal amount of our 14% convertible notes which were issued in March and May 2009. In addition we expensed $122,000 in interest costs related to our Swift facility in Grand Island, Nebraska, because we temporarily suspended construction as of April 1, 2009. Previously we had capitalized these interest costs.

Other income (expense). We had other expense of $57,000 for the three months ended June 30, 2009, as compared to other expense of $9,000 for the three months ended June 30, 2008. The other expense for the three months ended June 30, 2009 reflects a increase in the market value of certain outstanding warrants and a loss on the sublease of our office facility in Golden, Colorado. The other expense in the second quarter of 2008 was the result of the disposal of certain fixed assets.

Income tax expense. Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the three months ended June 30, 2009 or 2008. The income tax expense represents estimated state income and franchise taxes.

Liquidity and Capital Resources

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the six months ended June 30, 2009 we incurred a net loss applicable to common shareholders of $5,864,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects which we anticipate completing at varying times in 2010, subject to the availability of funding. As of June 30, 2009, we had an accumulated deficit of $73,539,000, and our unrestricted cash and cash equivalents amounted to $1,754,000. Our facility at Huckabay Ridge will not generate sufficient positive cash flow, by itself, to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses, we will need to raise substantial funds during the third quarter of 2009 in order to fund ongoing general and administrative expenses as well as interest and dividend requirements. In addition as described more fully in Note H to the financial statements “Status of California Bond Repayment” the bondholders of the Califonia bonds could require purchase or redemption of these bonds by written notice to us on before September 15, 2009. We are currently actively seeking additional sources of capital to meet our financing needs. To that end, on March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and, on May 22, 2009, we issued an additional $3.0 million principal amount of such notes to Xergi in consideration for a new Cooperation Agreement. In addition, we are actively pursuing a closing on the sale notes in August or September 2009, though we cannot assure you whether or when such closing will occur, or, if it does occur, how much we will succeed in raising. We continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial concern at June 30, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Certain Balance Sheet Items

Cash. The decrease in our unrestricted cash of $1,404,000 for the six months ended June 30, 2009 is described below. It reflects primarily the Company’s operating losses offset by the net proceeds from the Company’s $5,000,000 offering of convertible notes.

Restricted Cash. The decrease in the restricted cash balance is the result primarily of qualified draws to fund construction of various projects.

Property, plant and equipment, net and construction in progress. The property plant and equipment balances were $25,659,000 and $23,932,000 as of June 30, 2009 and December 31, 2008, respectively. The increase in property, plant and equipment is principally due to completion of capital additions at the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress at December 31, 2008. The total additions to the Huckabay Ridge facility, added to property plant and equipment during the first half of 2009, were $2,436,000 of which $2,283,000 was included in construction in progress at December 31, 2008. In the construction in progress account, this reclassification of costs associated with the Huckabay Ridge facility of $2,283,000 was offset by additions $ 9,288,000, resulting in net increase to the construction in progress account of $7,005,000. Of total capital additions to the construction in progress account in the first half of 2009, $4,472,000 reflects capitalized interest on our Texas, California and Nebraska projects and $1,200,000 reflects construction expenditures at our Grand Island facility. Included in construction in progress at June 30, 2009 is $3.0 million from the payment of certain license fees to Xergi in May 2009.

Current portion of long-term debt. As more fully described in Note H, the holders of $62,425,000 tax-exempt California bonds currently have the right to require purchase or redemption of the bonds for par plus accrued interest. The bondholders may exercise this right at any time through September 15, 2009. Consequently we have classified $62,425,000 as current portion of long-term debt on the June 30, 2009 balance sheet. At December 31, 2008 these obligations were classified as a long-term obligation because the bondholders did not hold the right to demand purchase or redemption of the bonds as of such date and no principal amounts were due in 2009.

Operating Activities

Our net cash used in operating activities was $4,234,000 for the six months ended June 30, 2009, compared to cash used in operating activities of $5,274,000 for the same period in 2008. We reported a net loss of $5,197,000 for the six months ended June 30, 2009. The following adjustments need to be considered in order to reconcile our net loss in the six months ended June 30, 2009 to our net cash used in operating activities:

Depreciation and amortization. During the six months ended June 30, 2009, we recognized depreciation of property plant and equipment of $677,000, amortization expense for licensed technology rights of $93,000 and amortization of deferred financing costs of $63,000.

Stock-based compensation. Accounting for options, restricted stock and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $243,000 for the six months ended June 30, 2009, as compared to $1,405,000 in such expenses for the same period in 2008.

Investing Activities

Our cash used for investing activities was $739,000 for the six months ended June 30, 2009, as compared to $6,404,000 in the same period in 2008. Our investing activities were concentrated primarily in the following areas:

Restricted cash. The decrease in restricted cash for the six months ended June 30, 2009 of $5,781,000 reflects principally payment of interest costs from restricted cash accounts as well as the draws for costs of construction for the Grand Island, Nebraska facility.

Construction of projects. For the six months ended June 30, 2009 we incurred expenditures of $9,288,000 related to the construction of our Texas, California and Nebraska projects. Of total capital expenditures $1,200,000 was for construction expenditures on our Swift project at Grand Island, Nebraska.

Property, plant and equipment. Property, plant and equipment expenditures reflect capital expenditures at Huckabay Ridge.

Other Assets: The use of funds for other assets in the first half of 2009 is principally due to deposits we made in conjunction with long term contracts to sell our RNG® product.

Financing Activities

Our cash provided by financing activities was $3,570,000 for the six months ended June 30, 2009, compared to cash used for financing activities of $995,000 in the six months ended June 30, 2008. We offer the following information concerning the financing activities for our business:

Dividends on preferred stock. Our Series A cumulative convertible preferred stock has a 9% dividend payable semi-annually. We paid $667,000 in such dividends on January 1, 2009. The required July 1 2009, dividend payment was not made and deferred to a later date.

Payment of financing costs. The $701,000 used for financing costs for the first six months of 2009 resulted primarily from the costs of issuance of our 14% convertible notes due January 1, 2014.

Proceeds from long-term debt. We issued $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million in March 2009. We issued an additional $3,000,000 of these notes in May 2009. Since these latter notes were issued to pay license fees on projects in development, the $3,000,000 original principal amount is not included in proceeds from long-term debt but is shown as a supplemental non-cash disclosure on the consolidated statements of cash flow.

2009 Outlook

The following forward-looking information concerning our anticipated results of operations for the full year 2009 is being compared to our historical results of operations for 2008.

Current Operations

We expect increased revenues during 2009 from increased sales of our RNG ® product our Huckabay Ridge facility in Texas, and stable revenues from the Wisconsin operating contracts.

Our previously reported comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system at Huckabay Ridge continue to deliver improved online reliability. Indeed, for both the months of June and July 2009, we were producing product 93% of the time versus a targeted level of 90%. We achieved this level of performance while meeting or exceeding pipeline-quality standards for the removal of CO2, H2S and H2O. These results confirm our confidence in our operating model and give us added confidence in our ability to manage the biogas-generation process as we look forward to our next generation of operating units.

We continue to experience biogas production at or above expected levels based on substrate characteristics. We have successfully managed through the recessionary conditions experienced earlier in 2009 that resulted in our substrate suppliers curtailing operations or experiencing lower quantities of materials which in turn caused us to transport substrate material from greater distance negatively impacting our cost to transport. As a result, we established a new substrate sourcing plan to address our needs, have executed on the plan and have achieved the results we expected-reduced costs, increased biogas production and more consistent supply. We expect to be achieving both expected biogas output levels and conformance to our long term budget at the end of the third quarter.

A positive result of expanding our reach of substrate suppliers based on this new sourcing plan has been to improve the pool of suppliers for Huckabay Ridge as well as building our pool of suppliers for our other Texas projects. In addition, when the biodiesel industry turns around we are prepared to resume taking delivery of glycerin, an excellent form of substrate, as project economic conditions dictate.

We expect our operation and maintenance expenses at Huckabay Ridge to reflect the full year of commercial operations during 2009 at increased capacity. We expect the Dairyland sites’ operations and maintenance expenses to remain approximately even with 2008 levels.

In 2008 and early 2009 we instituted a number of steps to reduce or eliminate certain general and administrative costs. General and administrative expenses should continue to decline relative to 2008 and were reduced in the first half of 2009 from amounts for the same period in 2008.

Projects in Development

Other Texas Projects. Our planned Texas projects remain in various stages of development. Cnossen and Rio Leche projects are in the engineering phase and initial site work has been completed. We have made our required equity contributions for these projects and expect to proceed with foundation construction and additional site work during the second half of 2009, with anticipated completion of construction and startup in 2010.

California Projects. As previously reported, our California projects have all requisite water and air permits. Our ability to continue development of these projects will depend on whether we can obtain the necessary equity funding and, in addition, whether we are able to maintain or refinance our existing debt financing. As described more fully in Note H to our consolidated financial statements included in this report, the bondholders have the right to demand purchase or redemption of the $62,425,000 of California bonds any time on or before September 15, 2009. Our tax exempt volume cap allocation for Bar 20 has been returned. We anticipate either re-applying for volume cap allocation at a later date or pursuing alternate financing for this project.

JBS Swift Grand Island. Construction on the biogas facility located at the JBS Swift & Co. beef processing plant in Grand Island, Nebraska, began in 2008 and has been funded to date from the $7 million tax-exempt bond financing described in greater detail in our Current Report on Form 8-K, dated July 22, 2008, as filed with the Securities and Exchange Commission on July 25, 2008. We have, however, suspended construction pending financing commitments for remaining equity requirements.

The suspension of construction has resulted in a delay in meeting the scheduled date for commencement of biogas deliveries under the terms of the Biogas Purchase and Sale Agreement between Microgy Grand Island, LLC and JBS Swift. Microgy Grand Island has informed JBS Swift that Microgy Grand Island intends to resume construction once remaining financing needs are secured and has, on a reservation-of-rights basis, made certain payments to JBS Swift to cover its claim for liquidated damages. We believe that such damages constitute the sole remedy under the biogas agreement for delay, although it is not known whether JBS Swift will concur regarding its sole remedy or pursue further claims based on the delay.

Cash Flow Outlook for 2009

We expect to fund our business activities principally from available cash balances, raising additional funds through debt and/or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. We are also actively pursuing federal- and state-administered stimulus funding to augment sources of private capital. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. In addition, during 2009 we will need to meet significant interest and preferred dividend obligations as well as fund general and operating expenses. We will require significant additional capital in the third quarter in order to meet these obligations and continue to fund our planned construction program on its current schedule.

Capacity Update

As a result of our experienced gained at Huckabay Ridge and the plan to utilize other gas conditioning technologies in our future projects, our parasitic use of our RNG® product is expected to decrease, resulting in increased RNG® product sales volumes as described below.

Project	Cnossen	Mission	Rio Leche	Hanford	Riverdale	Bar 20
Previous MMBtu Sales	635,000	635,000	635,000	732,000	621,000	601,000
Current MMBtu Sales	670,000	670,000	670,000	780,000	639,000	629,000
Percent Increase	6%	6%	6%	7%	3%	5%

The increased revenue from increased RNG® product sales will be partially offset by increased parasitic electricity costs. In addition, we are actively assessing the benefits of producing or purchasing lower cost energy, either utilizing a similar CHP process as at Huckabay Ridge or other means which would result in an additional increase in RNG® product sales volume, offset by the net cost of energy procured.

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

Exposure to Renewable Energy Pricing and Commodity Price Risk

Although our RNG® product is a commodity that is the equivalent of traditional natural gas, we believe the pricing and value to our customers is different than traditional natural gas, insofar as our product has the important attribute of being renewable. Therefore we believe the price of our product is based primarily on the value associated with its renewable nature. As a renewable energy product, our RNG® product competes primarily with other renewable energy products, such as wind, solar and geothermal energy. As a result, changes in the prices for other forms of renewable energy, for instance, due to changes in the efficiency, availability, reliability and regulatory and tax treatment of other forms of renewable energy, in each case as compared to our RNG® product, have influenced and will continue to influence the pricing of our RNG® product.

To the extent that, due to regulatory changes or other factors, customers begin to place less value on the renewable attributes of our RNG® product and begin to view it as on a par with natural gas, or to the extent that we do not have long-term agreements for the sale of our RNG® product, we could become exposed to market risk with respect to natural gas prices. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. In such cases, we would explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk.

In connection with our tax-exempt bond financings in Texas and California, we are required to maintain certain gas price protection arrangements for the gas output of our facilities. The California and Huckabay Ridge projects have a 10 year RNG® agreement at a fixed price from PG&E and the Texas projects have a three year fixed price agreement with Texas Gas Service Company as it is the Company’s philosophy to seek mid to long term RNG® agreements at prices reflecting the renewable aspects of our gas.

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. For example, Microgy has recently experienced a decline in the volume of high quality substrate used by its Huckabay Ridge facility as a result of current economic conditions. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. We are aggressively pursuing efforts to secure reliable substrate supplies on cost-effective terms for projects.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(b) as of June 30, 2009. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2010, which means that we will have to raise significant additional financing during the third quarter of 2009 in order to continue our business operations.

We are a company in the process of pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the six months ended June 30, 2009, we incurred a net loss from continuing operations of $5,197, 000. For the year ended December 31, 2008, we incurred a net loss from continuing operations of $22,996,000 which includes a non-cash, non-recurring expense for the impairment of goodwill of $4,913,000. For the years ended December 31, 2007 and 2006, we incurred net losses from continuing operations of $11,161,000, and $11,399,000, respectively. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2010. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will need to raise substantial financing in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements and to continue as a going concern. We currently have no commitments for any such financing. We cannot assure you such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations and avoid defaulting on our corporate and subsidiary debt and other obligations. Our inability to obtain adequate financing would likely result in the need to reduce the number of projects we construct and even to curtail or cease our business operations and would materially impair the value of your investment in our securities.

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

As a result of the foregoing uncertainties we are unable to project with certainty Microgy’s organizational, structural, staffing or other overhead costs, the construction or operating costs associated with any facility, or whether any facility, or Microgy as a whole, will generate a profit. If Microgy fails to generate a profit, your investment in our securities will be materially, adversely affected.

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

Microgy is expected to derive a significant portion of its revenues from the sale of renewable natural gas. Microgy typically enters into medium to long-term off-take arrangements for the gas produced by its facilities as part of the planning and development of such facilities, and may enter into other hedging arrangements, in order to mitigate the associated commodity price risk. Furthermore, our subsidiary, Microgy Holdings, is required by the terms of its tax-exempt bonds to maintain certain gas price protection arrangements for specified periods of time. We believe that these arrangements will be considered normal purchases and sales and will not be subject to derivative accounting. However, there may be times when such off-take and hedging arrangements expire or otherwise terminate before new arrangements are put in place, and such arrangements are subject to the creditworthiness of the counterparties to them. In addition, we cannot assure you that any such risk management vehicles will always be available or successful. Because renewable natural gas commands a premium over, but still tracks prices for, conventional natural gas, Microgy will be exposed, to the extent not covered by long-term contracts, to market risk with respect to the commodity pricing of conventional natural gas. Historically, natural gas prices have been volatile and Microgy expects such volatility to continue.

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

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas, California and Nebraska. We have pledged all of our interest in the Huckabay Ridge facility, as well as the Rio Leche, Cnossen and Mission facilities in Texas as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. We have pledged all of our interest in the Riverdale and Hanford facilities in California as collateral security for the loan to our subsidiary, Microgy Holdings, from the California Statewide Communities Development Authority relating to the $62.425 million tax-exempt bond financing we completed in September 2008. While these loans are non-recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other significant costs, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on these loans, we would lose some or all of our investment in the Texas and California facilities, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our subsidiary, Microgy Grand Island, LLC, has entered into a $7.0 million sale and leaseback transaction with the City of Grand Island, Nebraska in connection with its tax-exempt bond financing in Nebraska to finance the construction of the Grand Island facility, and has guaranteed the City’s obligations under the tax-exempt bonds. Environmental Power has equity contribution and support obligations with respect to the Grand Island facility that are substantially similar to those under the Texas and California financings. If Microgy Grand Island defaults on its lease and guarantee obligations to the City of Grand Island, we would lose some or all of our investment in the Grand Island facility, which would have a material adverse effect on our business, financial condition and results of operations.

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

Because, the Huckabay Ridge facility failed to meet certain performance tests, and we and our subsidiaries failed to achieve certain capital raising targets by June 30, 2009, Microgy Holdings may be required to repurchase or redeem the California bonds, making the funds from such financing unavailable for the planned California projects.

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

Because the foregoing conditions were not met by June 30, 2009, the holders of a majority of the California bonds have the right, exercisable by written notice to Microgy Holdings on or before September 15, 2009, to require Microgy Holdings to purchase all of the California bonds on or before September 30, 2009 at a purchase price of $62.425 million (the par amount of such bonds) plus accrued interest to the purchase date. If Microgy Holdings does not purchase the California bonds, it will be deemed to have abandoned construction of the planned California facilities, and the bondholders may cause the California bonds to be called for redemption. If the California bonds are called for redemption, Environmental Power has agreed to contribute an amount equal to the portion of the proceeds of the California bonds used to pay costs of issuance, which was approximately $1,248,500.

Because the foregoing conditions were not met, if the holders of the California bonds require purchase or redemption of their bonds, then, assuming there are no defenses available to such actions and obligations, the proceeds of the California bonds would not be available for Microgy Holdings’ planned California projects and Environmental Power would have an obligation to pay approximately $1,248,500. As of the date of this report, in the event any redemption of the California bonds, there would be a shortfall of approximately $5.1 million plus accrued interest from June 1, 2009 through the date of purchase and redemption. The amount that would be due is, inclusive of the amount Environmental Power has agreed to contribute with respect to costs of issuance. Currently, neither Environmental Power nor Microgy Holdings has sufficient funds to cover this shortfall. We believe the loss of the proceeds of the California bonds, the payment by Environmental Power of costs of issuance or the inability of Microgy Holdings to pay the full amount owed upon redemption of the California bonds could have a material adverse effect on our financial condition, our results of operations and our ability to continue as a going concern if ongoing alternative financing efforts are not successful.

In addition, we have agreed with the holders of the bonds issued to finance the Texas facilities that we will not draw any proceeds from the Texas bonds to pay costs of the planned Mission project until the Huckabay Ridge facility has reached the production and profitability tests described above. As part of our continuing negotiations with the California bondholders we may purchase at par plus accrued interest a portion of the Texas bonds.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but is now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of June 30, 2009, we had approximately:

•

15,608,468 shares of our common stock issued and outstanding, of which 1,212,726 shares of common stock outstanding are “restricted securities” within the meaning of Rule 144 and 17,625 shares are subject to vesting pursuant to restricted stock awards granted to certain employees; and

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

In addition, pursuant to our business development agreement with Cargill, Incorporated, we may issue warrants to Cargill from time to time to acquire up to an aggregate of 4.99% of our outstanding common stock on a fully diluted basis, at an exercise price equal to 75% of the closing price of our common stock on the date on which such warrants are issued. In May 2007, we issued to Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share, representing 1% of our fully diluted common stock at the time, as required by the business development agreement.

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

On May 22, 2009 we issued an additional $3 million original principal amount of the notes as payment for certain license fees to the licensor of Microgy’s technology in a private placement transaction. These notes are convertible into up to approximately 555,556 shares of common stock, based upon the minimum conversion price. These shares are “restricted securities” within the meaning of Rule 144.

We currently have pending with the Securities and Exchange Commission a registration statement covering an offering of an additional $5 million of the notes, which would be converted into an aggregate of up to approximately 925,926 shares of our common stock, based upon the minimum conversion price of the notes. If this offering is consummated, all of such shares may be sold by the holders thereof without restriction, except to the extent held by our affiliates.

As of June 30, 2009, we had outstanding options and warrants to acquire up to approximately 4,668,978 shares of our common stock at prices ranging from $1.75 to $8.89 per share, with a weighted average exercise price of $5.18 per share and an average remaining contractual term of 4 years. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of June 30, 2009, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from June 1, 2009 to June 30, 2009, our daily trading volume ranged from a low of 3,600 shares to a high of 117,200 shares, and averaged 44,400 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is currently listed on The NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. Among these requirements is that our common stock maintain a minimum closing bid price of at least $1.00 per share. If our common stock fails to maintain a minimum closing bid price of at least $1.00 per share for thirty consecutive business days, we will have a 180-day period to regain compliance with the minimum bid price rule. If we fail to regain compliance within such period, our common stock may be subject to delisting from the NASDAQ Capital Market. NASDAQ temporarily suspended its minimum bid price rule effective October 16, 2008 due to overall conditions affecting the stock markets. NASDAQ resumed enforcement of this rule effective August 3, 2009. Our common stock has not had a minimum closing bid price of $1.00 per share since October 20, 2008. If we fail to continue to meet all applicable listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. In addition, the delisting of our common stock would also trigger a right on the part of the holders of our outstanding shares of series A preferred stock to increase the cumulative dividend rate on such shares from 9% per year to 16% per year. We cannot assure you that we will not ultimately fail to comply with the minimum bid price rule or other NASDAQ listing standards.

The market price for our common stock has been and may continue to be volatile.

The market price for our common stock has been volatile, and it is likely to continue to be so. For instance the closing price of our common stock reached a high of $6.25 in the first quarter of 2008 and a low of $0.28 in the fourth quarter of 2008 and has varied from a low of $0.34 to a high of $0.92 in the first half of 2009. While we cannot state with any certainty the specific reasons for the recent volatility of our stock price, we believe that such volatility could be due to the current financial recession and related economic uncertainties and their impact on the stock market generally as well as on the stock prices of early stage companies such as ours, in addition to the risks and uncertainties regarding our business described elsewhere in this report. In addition, the market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. Furthermore, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies such as ours. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute the value of your shares.

We have historically needed to raise capital to fund our operating losses. We expect to continue to incur operating losses through at least 2010. In November 2006, we completed a tax-exempt bond financing in Texas to finance a portion of the construction costs of our Texas facilities, as well as a $15 million private placement of our series A preferred stock and common stock warrants. In October 2007, we completed a public offering resulting in net proceeds to us of approximately $26.6 million. In July 2008, we completed a $7.0 million tax-exempt bond financing in Nebraska to finance a portion of the construction costs of our Grand Island facility. In September 2008, we completed a $62.425 million first tranche tax-exempt bond financing in California to finance a portion of the constructions costs of our proposed California facilities, and anticipate pursuing a proposed $26.02 million second tranche financing. On March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and we continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, as described elsewhere in this annual report, we will have to raise significant additional capital in the third quarter of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, 15,703,034 are issued, 15,608,468 are outstanding and 4,668,978 have been reserved for issuance upon the exercise of options and warrants outstanding as of June 30, 2009. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Capital Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

Our Series A 9% Cumulative Convertible Preferred Stock accrues dividends at the rate of 9% per annum payable semi-annually on January 1 and July 1 of each year. As of the date of this report, the semi-annual dividend payment of $667,088 due on July 1, 2009 had not been paid and remains in arrears.

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

August 10, 2009

Exhibit Index

Exhibit No.	Description
4.1	Amendment and Supplement No. 1 to Indenture and First Supplemental Trust Indenture, dated as of May 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated May 22, 2009 (SEC File No. 001-32393)).

4.2	Form of Restricted Certificate for the 14% Convertible Notes due January 1, 2014 (contained in Exhibit 4.1).

10.1*	Cooperation Agreement, dated as of April 23, 2009, among Environmental Power Corporation, Microgy, Inc., Xergi, A.S. and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 23, 2009 (SEC File No. 001-32393)).

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

*	Confidential treatment granted as to certain portions.