Form 10-Q
period 2009-09-30
ENVIRONMENTAL POWER CORP
filed 2009-11-09
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of Common Stock outstanding at September 30, 2009: 15,708,591 shares

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

Item 1.	Financial Statements

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$1,080,863	$3,157,938
Restricted cash	98,463,131	104,577,246
Receivables	559,189	373,039
Other current assets	110,321	60,210

Total Current Assets	100,213,504	108,168,433

Restricted cash, non current	503,612	553,014
Property, plant and equipment, net	25,408,443	23,932,073
Construction in progress	23,510,184	20,101,314
Licensed technology rights, net	2,190,171	2,329,296
Notes receivable, net	1,540,498	1,608,500
Deferred financing costs, net	5,442,486	5,122,995
Other assets	446,641	197,569

TOTAL ASSETS	$159,255,539	$162,013,194

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,586,502	$4,322,896
Current portion of long-term debt	62,425,000	—

Total Current Liabilities	70,011,502	4,322,896

Other Liabilities	331,370	340,706
Long-term debt	75,027,489	129,475,023

Total Liabilities	145,370,361	134,138,625

Minority Interests	100	100
Preferred Stock (1)	10,156,021	10,156,021

Shareholders’ Equity
Preferred stock (2)	100	100

Common stock (3)	158,030	157,030
Additional paid-in capital	86,420,560	89,986,923
Accumulated deficit	(81,823,006)	(71,401,984)
Treasury stock (4)	(388,408)	(385,402)
Notes receivable from current directors and former officer and director	(638,219)	(638,219)

Total Common Shareholders’ Equity	3,728,957	17,718,348

Total Shareholders’ Equity	3,729,057	17,718,448
TOTAL LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$159,255,539	$162,013,194

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of September 30, 2009 and December 31, 2008. Stated value at September 30, 2009 and December 31, 2008 of $52.71 per share or $14,824,213.
(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of September 30, 2009 and December 31, 2008, respectively.
(3)	$.01 par value; 50,000,000 shares authorized; 15,803,034 issued and 15,708,591 outstanding as of September 30, 2009 and 15,703,034 issued and 15,614,604 outstanding as of December 31, 2008.
(4)	94,443 shares at cost as of September 30, 2009 and 88,430 shares at cost as of December 31, 2008.

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months

Ended September 30, 2009 and September 30, 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES	$1,358,687	$456,250	$3,272,329	$2,538,941

COSTS AND EXPENSES:
Operations and maintenance	708,159	1,784,707	2,580,366	5,037,907
General and administrative	1,606,795	2,865,233	5,184,580	9,737,772
Depreciation and amortization	433,109	378,747	1,265,642	993,100
Impairment of assets	5,885,614	—	5,885,614	—

TOTAL COSTS AND EXPENSES	8,633,677	5,028,687	14,916,202	15,768,779

OPERATING LOSS	(7,274,990)	(4,572,437)	(11,643,873)	(13,229,838)
OTHER INCOME (EXPENSE):
Interest income	2,493	87,700	31,082	434,454
Interest expense	(693,034)	(262,690)	(1,599,550)	(704,716)
Other income (expense)	21,090	(14,620)	94,173	(36,862)

TOTAL OTHER INCOME (EXPENSE)	(669,451)	(189,610)	(1,474,295)	(307,124)
LOSS BEFORE INCOME TAXES	(7,944,441)	(4,762,047)	(13,118,168)	(13,536,962)
INCOME TAX EXPENSE	5,812	—	28,812	—

NET LOSS FROM CONTINUING OPERATIONS	(7,950,253)	(4,762,047)	(13,146,980)	(13,536,962)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	—	—	(1,010,534)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	—	—	7,999,858

NET LOSS	(7,950,253)	(4,762,047)	(13,146,980)	(6,547,638)
Preferred Securities Dividend Requirements	(333,545)	(325,634)	(1,000,633)	(992,726)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(8,283,798)	$(5,087,681)	$(14,147,613)	$(7,540,364)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
CONTINUING OPERATIONS	$(0.53)	$(0.33)	$(0.91)	$(0.93)
DISCONTINUED OPERATIONS	—	—	—	0.45

NET LOSS PER SHARE	$(0.53)	$(0.33)	$(0.91)	$(0.48)

SHARES USED TO CALCULATE INCOME (LOSS) PER SHARE BASIC and DILUTED	15,588,998	15,579,354	15,585,819	15,579,354

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months

Ended September 30, 2009 and September 30, 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,146,980)	$(6,547,638)

Non-cash adjustments
Results of discontinued operations	—	(6,989,324)
Impairment of assets	5,885,614	—
Depreciation and amortization	1,265,642	993,100
Stock based compensation expense	328,605	1,682,244
Non-cash income from adjustment to fair value of warrants	(121,320)	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(186,150)	315,351
Decrease in other current assets	(50,111)	(22,080)
Decrease in notes receivable	68,002	197,613
Increase in accounts payable and accrued expenses	738,000	1,949,316

Net cash used in operating activities	(5,218,698)	(8,421,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	—	375,000
Decrease (increase) in restricted cash	6,163,517	(65,320,423)
Construction of projects	(6,270,732)	(11,505,420)
Purchase of property, plant and equipment	(210,760)	(375,493)
Purchase of treasury stock	(3,006)	—
(Increase) decrease in other assets	(249,072)	26,976

Net cash used in investing activities	(570,053)	(76,799,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred financing costs	(543,309)	(2,511,429)
Payment of preferred dividends	(667,088)	(1,334,179)
Increase (decrease) in other liabilities	(55,393)	119,224
Payments on long-term debt	(22,534)	—
Proceeds from issuance of long term debt	5,000,000	69,378,924
Payments of dividend on behalf of subsidiary	—	(15,000)

Net cash provided by financing activities	3,711,676	65,637,540

DECREASE IN CASH AND CASH EQUIVALENTS	(2,077,075)	(19,583,238)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,157,938	26,069,198

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,080,863	$6,485,960

Supplemental disclosure of cash flow information
Cash paid for interest (net of amount capitalized)	$905,753	$529,716
Income Taxes	28,812	—

Non-cash investing and financing activity
Payment of license fees with issuance of 14% convertible note	3,000,000	—
Accrued dividend requirement of series A preferred stock	1,000,633	326,634
Capitalized amortization of deferred financing costs	114,304	60,066

See Notes to Consolidated Financial Statements.

ENVIRONMENTAL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Equity (unaudited) for Nine Months Ended September 30, 2009

	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Receivable - Officers & Directors	Total
Balance at December 31, 2008	15,703,034	$157,030	$89,986,923	$(71,401,984)	88,430	$(385,402)	$(638,219)	$17,718,348
Cumulative effect of change in accounting principle - January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities	—	—	(3,893,968)	3,726,591	—	—	—	(167,377)
Dividends on preferred stock	—	—	—	(1,000,633)	—	—	—	(1,000,633)
Stock based compensation expense	—	—	328,605	—	—	—	—	328,605
Issuance of restricted stock	100,000	1,000	(1,000)	—	—	—	—	—
Treasury Stock	—	—	—	—	6,013	(3,006)		(3,006)
Net loss	—	—	—	(13,146,980)	—	—	—	(13,146,980)
Balance at September 30, 2009	15,803,034	$158,030	$86,420,560	$(81,823,006)	94,443	$(388,408)	$(638,219)	$3,728,957

See Notes to Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC” “Environmental Power”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-Q and with Article 10 of Regulation S-X and include all of the information and footnotes required by generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. The information in this quarterly report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”).

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note C – Significant Accounting Policies to the consolidated financial statements included in the Annual Report.

Impairment of Assets

Due to the expected redemption or repurchase of a portion of our Texas and California tax-exempt bonds, as discussed in Note H—“Long Term Obligations and Contractual Commitments”, we are required to record non-cash impairments on our Mission Dairy, Texas project and one of our three California projects. These non-cash impairments are described more fully in Note M—“Impairment of Assets”. It should be noted that the recording of these impairments is required by the applicable accounting rules and does not mean we will not complete these projects at a future date. We still retain valid permits at these sites and other items of value to us, such as relationships with local farms and preliminary designs and plans, which we may utilize when we are able to obtain financings for these projects and proceed with their development.

Codification of Accounting Standards

The Company follows accounting policies and standards set by the Financial Accounting Standards Board, commonly referred to as the (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we adhere to so that we can ensure we consistently report our financial condition (balance sheet), results of operations and cash flows. Over the years the FASB and other designated GAAP setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensus, AICPA Statements of Position and other standards.

The FASB recognized the complexity of its standard setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The ASC rearranges how GAAP pronouncements are organized and consolidated all GAAP pronouncements into one document. The impact of this change is that instead of referring to a FASB Statement or Interpretation, we will reference the ASC Topic as appropriate. It is important to note the Codification did not change in any way how the Company accounts for transactions or the nature of related disclosures made. References to GAAP issued by the FASB are to the FASB Accounting Standards Codification, referred to as the Codification or ASC.

The change was effective for periods ending on or after September 15, 2009, and so we have updated our references in this current report on Form 10-Q to reflect the appropriate Topic in the ASC. Prior FASB standards such as FASB Statement No. 128 “Earnings Per Share” are no longer referred to using this nomenclature and are no longer being issued by the FASB.

Reclassification

Amounts on the consolidated statements of cash flows for the nine months ended September 30, 2008 have been reclassified to reflect the January 2008 and July 2008 payment of preferred dividends.

NOTE B—GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the nine months ended September 30, 2009, we incurred a net loss applicable to common shareholders of $14,148,000, and used cash from operating activities of $5,219,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects. As of September 30, 2009, we had an accumulated deficit of $81,823,000 and our unrestricted cash and cash equivalents amounted to $1,081,000. Currently, our facility at Huckabay Ridge, Texas, which is

Notes to Condensed Consolidated Financial Statements—(Continued)

operating reliably, is anticipated to generate cash flow over the balance of the year. However, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our projects are complete and operational, they would contribute to future liquidity needs. While we have substantially reduced our general and administrative expense, and Huckabay Ridge is generating positive cash flow, we will need additional funds to meet all of the required interest payments on debt and preferred dividend payment due December 1, 2009 and January 1, 2010. In addition, our cash forecasts indicate we will only be able to maintain corporate headquarters operations for a limited period. We are currently actively seeking additional funds from a variety of sources but there can be no guarantee we will raise sufficient funds to meet these obligations.

We have been working with Marathon Capital, LLC to obtain final financing proposals from prospective investors in support of its announced project pipeline. As a result of these activities, Environmental Power and our subsidiary, Microgy Holdings, LLC (“Microgy Holdings”), have entered into a non-binding letter of intent with a potential investor relating to, among other things, the purchase of newly issued equity interests in Microgy Holdings, the proceeds of which would be used for the completion of certain projects currently under development and construction by Microgy Holdings and its subsidiaries, as well as reimbursement of certain intercompany receivables owed by Microgy Holdings to Environmental Power. The letter of intent also addresses the development and funding of future projects based on the technology of Microgy, Inc. (“Microgy”). The letter of intent is not binding, and the transactions contemplated thereby remain subject to investor due-diligence and the negotiation, execution and delivery of definitive agreements.

We cannot assure you that any such definitive agreements will be entered into or that the transactions contemplated by the letter of intent will be executed. The potential investor has the right to terminate the non-binding letter of intent at any time for any reason. In addition, Environmental Power will need to continue to seek interim financing to fund operations while it seeks to finalize and close the transactions contemplated by the letter of intent. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described above raise substantial doubt at September 30, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In the past, we have operated in two major segments through Microgy, Inc., (“Microgy”) as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry wastes, and through EPC Corporation and its subsidiary Buzzard Power Corporation (“Buzzard”), as holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we reported the disposition of the leasehold interest. As a result, for financial reporting purposes, the results of Buzzard are reported as “discontinued operations” in the accompanying condensed consolidated financial statements. We thus now operate only in Microgy’s segment.

Microgy Holdings, LLC was formed in 2006 as a subsidiary of Environmental Power Corporation in connection with the $60 million tax-exempt debt financing we completed in November 2006 relating to the construction and operation of four RNG® facilities in Texas. The assets financed by the debt financing are pledged as collateral to the Gulf Coast Industrial Development Authority of Texas, the lender. The obligations of Microgy Holdings, LLC related to this financing are non recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation. Microgy Holdings, LLC is also the obligor on what was initially $62.425 million in tax-exempt debt financing from the California Statewide Communities Development Authority which we completed in September 2008 on terms similar to those of the Texas financing. Redemption and

Notes to Condensed Consolidated Financial Statements—(Continued)

repayment of a portion of these bonds and terms on the remaining Texas and California bonds are discussed in Note H to the condensed consolidated financial statements. We expect as a result of the proposed redemption and purchase of Texas and California bonds described in Note H below, the outstanding principal amounts of the Texas and California bonds will be reduced to $45,000,000 and $32,212,500, respectively, on or about November 15, 2009.

Microgy Grand Island, LLC is the obligor on $7.0 million in tax-exempt debt financing from the City of Grand Island, Nebraska, relating to the construction of our facility at the flagship beef processing plant of JBS Swift & Company, located in Grand Island, Nebraska. The obligations of Microgy Grand Island, LLC related to this financing are non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and start up and commissioning expenses prior to commercial operation. In certain cases of redemption of the Nebraska bonds, Environmental Power may also be liable for financing costs paid from bond proceeds. .

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

The assets and liabilities of Buzzard have been accounted for as discontinued operations for all periods presented. We do not have a continuing involvement with the Buzzard business since the closing of the disposition of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. The accompanying consolidated balance sheets report the assets and liabilities of Buzzard as discontinued and the consolidated statements of operations report the operations of Buzzard as discontinued operations.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of maintenance, repairs and minor renewals that do not materially prolong the useful life of the asset are expensed. Major maintenance projects, repairs, improvements, renewals or betterments that extend the useful life of the asset, increase the usefulness or output of the asset, lower the operating costs of the asset, increase the value of the asset or fulfill a new or upgraded regulatory requirement are capitalized. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property plant and equipment using the straight-line method over the estimated useful lives of the assets. Operating commercial facilities are depreciated based on the useful lives of their component parts which vary in length from 15 to 30 years. We record depreciation for office equipment and furniture using the straight-line method over periods from three to five years and we depreciate leasehold improvements over the lesser of the useful life of the asset or the length of the lease. We evaluate the need for impairment of property, plant and equipment based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. See Note M “Impairment of Assets”.

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Intangible assets are recorded at cost and consist of licensed technology rights. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years.

Notes to Condensed Consolidated Financial Statements—(Continued)

Accumulated amortization of licensed technology rights was $1,519,829 as of September 30, 2009 and $1,380,704 as of December 31, 2008. Amortization expense for licensed technology rights was $139,125 for the nine months ended September 30, 2009 and September 30, 2008. The future estimated amortization expense for licensed technology rights is as follows:

Estimated Amortization Expense for Licensed Technology Rights

Remaining 2009	2010	2011	2012	2013	Thereafter	Total
$46,375	185,500	185,500	185,500	185,500	1,401,796	$2,190,171

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

NOTE F—DEFERRED FINANCING COSTS

Deferred financing costs include costs directly attributable to our issuance of debt securities. In accordance with ASC 340-10 “Other Assets and Deferred Costs”, these costs are deferred and capitalized as part of deferred financing costs. These costs are amortized over the remaining life of the related debt.

NOTE G—NOTES RECEIVABLE INCLUDING CURRENT DIRECTORS AND FORMER OFFICER AND DIRECTOR

Notes Receivable – In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that revenues are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 to allow for any future cash flow deficiencies that would impair the full value of the notes. We also do not expect to record interest income from these notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes Receivable
Notes receivable	$2,290,498	$2,358,500
Reserve for any future cash flow deficiencies	(750,000)	(750,000)

Notes receivable, net	$1,540,498	$1,608,500

Beginning in the third quarter of 2007, we sold the greenhouse gas sequestration credits generated from the Wisconsin facilities. Pursuant to our agreements with the owners of these facilities, 50% of these sales were recognized by us as revenue and 50% was applied to the balance of the notes. During the first nine months of 2009 and 2008, the balance of the notes receivable was reduced by $18,000 and $198,000, respectively due to the sale of greenhouse gas sequestration credits. The sales for the nine months ended September 30, 2008 included revenues for credits generated by vintage years 2005 to 2007 but the sales for the nine months ended September 30, 2009 includes credits generated only during the first six months of 2008. Under the terms of the notes the balance of the notes is also reduced by cumulative profits of the Wisconsin facilities from gas sales. In the first nine months of 2009, note receivable balance and revenues were reduced by $50,000 from the cumulative profits at these facilities.

Notes Receivable from Officers and Directors – We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans that amounted to $638,219 as of September 30, 2009 and December 31, 2008. These notes, partially secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

On May 22, 2009 we issued an additional $3,000,000 of these notes as payment for upfront license fees related to certain of our projects under a Cooperation Agreement entered into in April 2009 with the licensor of Microgy’s technology as described in more detail below.

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

Contractual Obligations

The following table shows our known significant future contractual obligations as of September 30, 2009 of the types specified in Item 303(a) (5) of Regulation S-K. The table includes both the principal and interest payments on the tax-exempt bonds and convertible notes over the projected minimum life of the related debt.

Commitments	2009	2010	2011	2012	2013	Thereafter	Total
Operating Leases(1)	$84,168	$336,672	$298,500	$111,078	—	—	$830,418
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
14% convertible notes(3)	—	1,120,000	1,120,000	1,120,000	1,120,000	$8,000,000	12,480,000
Tax-Exempt Bonds(4)	67,345,031	4,690,000	5,040,000	5,955,500	6,054,600	126,784,800	215,869,931
Security Deposit(5)	—	100,000	100,000	100,000	100,000	—	400,000
Vehicle Loans (6)	6,770	19,814	1,476	—	—	—	28,060
TOTAL	$70,435,969	$6,266,486	$6,559,976	$7,286,578	$7,274,600	$134,784,800	$232,608,409

(1)	We are obligated under various non-cancelable operating leases for office space. These obligations have not been reduced by estimated total proceeds from the sublease of our Golden Colorado facility of $167,500. Rent expense for these operating leases was $371,637, $424,765, and $286,501 in 2008, 2007 and 2006, respectively. For the three and nine months ended September 30, 2009, our rent expense for operating leases was $54,335 and $211,335, respectively.
(2)	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment and conditioning equipment, in connection with our Microgy facilities.
(3)	The entire balance of the 14% convertible notes is due January 1, 2014.
(4)	In 2007, Microgy Holdings began scheduled interest payments on the tax-exempt bonds. In 2008 Microgy Grand Island began scheduled interest payments on the tax-exempt bonds. Mandatory redemption of principal amounts begins in 2011 for the Nebraska tax-exempt bonds and 2012 for the Texas tax-exempt bonds. See below “California and Texas Bonds” for a discussion of the anticipated repurchase or redemption of a portion of the California and Texas bonds. This schedule has been completed based on status of the bonds at September 30, 2009 and does not reflect the impact of expected redemption or repurchase of a portion of the bonds.
(5)	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.
(6)	We are obligated under various loans for automobiles.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table describes our long-term debt obligations as of September 30, 2009 and December 31, 2008:

Secured Promissory Notes Payable and Other Obligations	September 30, 2009	December 31, 2008
Automobile loans & capital leases	$27,489	$50,023
14% convertible notes	8,000,000	—
California loan related to tax-exempt bonds	—	62,425,000
Nebraska loan related to tax-exempt bonds	7,000,000	7,000,000
Texas loan related to tax-exempt bonds	60,000,000	60,000,000

TOTAL	$75,027,489	$129,475,023

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

California and Texas Bonds

In connection with the financing of $62.425 million in tax-exempt bonds (the “Bonds”) in California completed in September 2008, Microgy Holdings and Environmental Power entered into a Demand Purchase Agreement, dated as of September 3, 2008, with Wells Fargo Bank, National Association, as Trustee (the “Trustee”) and the Bondholders named therein (the “Demand Purchase Agreement”). Pursuant to the Demand Purchase Agreement, if certain conditions set forth in the Loan Agreement, dated as of August 1, 2008 (the “Loan Agreement”) with the California Statewide Community Development Authority (the “Funding Conditions”) were not met by June 30, 2009, the holders of a majority of the Bonds would have the right, exercisable by written notice to require Holdings to purchase the Bonds at par plus accrued interest.

The Funding Conditions described above were not met. Following a series of amendments to the Demand Purchase Agreement that extended the notification date of July 31, 2009, the parties have been negotiating an amendment to and restatement of the Demand Purchase Agreement and we currently believe that there is a high probability that we will sign this amended agreement on or about November 15, 2009. The agreement, if executed, is expected to have the following significant terms:

•

Immediate redemption of 50% of the California bonds (representing bonds allocable to one of the two projects originally financed) or $31,212,500 plus interest through the redemption date. If the redemption date occurs on November 15, 2009 the accrued interest on the redeemed bonds would be $1,288,000.

•

Immediate repurchase of 25% of the Texas bonds (representing bonds allocable to the Mission project) or $15,000,000 plus interest through the repurchase date. If the repurchase date occurs on November 15, 2009 the accrued interest on the redeemed bonds would be $481,000.

•

Microgy Holdings is to raise at least $32,500,000 by March 31, 2010 (the “Funding Condition”), with specified amounts dedicated to capitalized interest and equity contributions in respect of the remaining Texas and California facilities. If Microgy Holdings fails to do so, Bondholders would have the right to demand on or before April 15, 2010:

•	Redemption of all of the remaining California bonds at par plus accrued interest.

Notes to Condensed Consolidated Financial Statements—(Continued)

•	Repayment of remaining Texas bonds except for those bonds allocable to Huckabay Ridge at par plus accrued interest.

•

Environmental Power and Microgy Holdings would be jointly and severally liable for the payment, by April 30, 2010, of any shortfall in the amounts held by the Trustee for the foregoing redemption and repurchase.

The redemption and repurchase upon execution of the amended and restated Demand Purchase Agreement, including accrued interest, would be funded solely out of restricted cash. Our unrestricted cash balances will be unaffected except for the payment of certain fees and expenses associated with the transactions.

We expect that the amended and restated Demand Purchase Agreement will also limit the amount that Microgy Holdings may draw from the Texas bond construction fund between October 1, 2009 and December 31, 2009 to $500,000. Any monies drawn must be used solely for engineering and design work and shall not be used for equipment purchases and site construction work. Microgy Holdings would be prohibited from withdrawing any amounts subsequent to December 31, 2009 until the Funding Condition is met.

We currently believe that if we are able to close the transactions contemplated by the letter of intent referenced above, we will meet the Funding Condition.

Because we believe that there is a high probability that the amendment and restatement of the Demand Purchase Agreement described above will be completed on or about November 15, 2009, we have accounted for this change in facts and circumstances as described in Note M “Impairment of Assets”.

If we are unable to complete the transaction with the bond holders discussed above, the bond holders can demand redemption of the entire amount of the outstanding California bonds or $62,425,000.

NOTE I—ASSET RETIREMENT OBLIGATIONS

Asset retirement costs must be capitalized along with the cost of the related long-lived asset because it is required by the “Asset Retirement and Environmental Obligations” Topic of the ASC. The topic also requires that asset retirement costs then be allocated to expense using a systematic and rational method. We have determined that we have an asset retirement obligation of $174,000 associated with substrate removal at the Huckabay Ridge facility. This amount is included in property, plant and equipment and other liabilities on our balance sheet and is amortized over the life of the related asset.

NOTE J—PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

On November 9, 2006, we issued 281,241 units, consisting of (i) one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and (ii) detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53,335 per unit. We received approximately $14,100,000 in proceeds from this offering after paying fees and expenses. As a result of the issuance of common shares in the public offering completed in October 2007, the applicable conversion price of the preferred stock was reduced and is now convertible into 2,823,660 shares of common stock.

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

NOTE K—FAIR VALUE OF FINANCIAL INSTRUMENTS

A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. Instead a two-step model is applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under this topic. When we adopted new guidance with respect to the definition of (a) above on January 1, 2009, we identified outstanding warrants that required liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were reclassified as liabilities as of January 1, 2009. The result was a decrease in additional paid in capital as of January 1, 2009 of $ 3,893,968, an increase in retained earnings of $3,726,591, and a liability of $167,377. The liability is required to be marked to fair value as of each reporting date until the expiration or exercise of the instruments. The amount recorded in other income on the accompanying statements of operations related to these outstanding warrants for the three and nine months ended September 30, 2009 was $20,940 and $121,320, respectively

Notes to Condensed Consolidated Financial Statements—(Continued)

We use the Black-Scholes pricing model to calculate fair value of our warrant liabilities. Key assumptions used to apply this model are as follows:

	January 1, 2009	September 30, 2009
Risk free interest rate	1%	1%
Expected life	2.8 years	2.1 years
Expected volatility of common share price	66%	99%
Common share price	$0.63	$0.43

NOTE L—STOCK-BASED COMPENSATION

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

Total stock–based compensation for the three and nine months ended September 30, 2009 was $86,041 and $328,605, respectively. For the three and nine months ended September 30, 2008, we recognized expense of $277,131 and $1,682,244, respectively. The total future compensation cost related to unvested stock-based awards not yet recognized is $382,005 at September 30, 2009. This amount will be charged against income as the awards vest over the next three years.

Valuation Assumptions. The fair value stock appreciation rights granted during the three and nine months ended September 30, 2009 and 2008 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Fair Market Value Per Share	$0.55	$3.20	$0.55	$3.20
Assumptions
Risk-free rate of return	3%	3%	3%	3%
Volatility	77%	70%	77%	70%
Expected annual dividend yield	0.00%	0.00%	0.00%	0.00%
Option Life (years)	6	5	6	5

Notes to Condensed Consolidated Financial Statements—(Continued)

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

NOTE M—IMPAIRMENT OF ASSETS

In accordance with ASC Topic 360-10-35 “Accounting for the Impairment or Disposal of Long Lived Assets”, on a regular basis and not less then annually, we review our long lived assets to determine whether impairment exists and a write-down is required. This review includes all of our long lived assets including property, plant and equipment, construction in progress, licensed technology rights, notes receivable, deferred financing costs and other assets. We also review notes receivable from current directors and former officer and director. In addition to this regular review, we examine all substantive changes in circumstances and events for possible impact on these assets. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment. As a result of the anticipated redemption and repurchase of a portion of the Texas and California tax-exempt bonds, as discussed in Note H, we evaluated the ongoing value of our long-lived assets as of September 30, 2009. We determined that due to the anticipated redemption or repurchase of debt required for these projects, the accounting rules require us to record an impairment on our Mission Dairy, Texas project and one of our two California projects. We also determined that the current net fair value of the money invested including capitalized interest in these projects was indeterminate or $0 and hence wrote down these assets to $0. We may pursue these projects in the future by refinancing them if market conditions permit.

Accordingly we have recorded the following non-cash impairments in the quarter ending September 30, 2009:

•	Write off of construction in progress related to our Mission Dairy, Texas project of $2,261,475 with an estimated remaining fair value of $0.

•	Write off of construction in progress of $3,283,253 on one of our California projects to an estimated remaining fair value of $0.

•	Write off of certain forfeited tank deposits related to our ongoing Texas projects of $340,886.

We may pursue these projects when we obtain the necessary equity and debt financings. We retain certain items that will be valuable to the future development of Mission dairy and the California project mentioned above, such as valid permits and preliminary plans and designs.

NOTE N—INCOME TAXES

Under the method we use to account for income taxes, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the tax benefit of net operating loss carry forwards when it is more likely than not that the tax benefits will be realized. We reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and 2008, we did not have any accrued interest or penalties related to uncertain tax positions.

In accounting for income taxes including the determination of whether we have any uncertain tax positions we follow the requirements established by the “Income Taxes” Topic of the ASC.

We file income tax returns with federal, state, and local authorities. The 2002 federal and state returns were examined and closed in 2007 and no material adjustments to any of our tax positions were identified. Our federal and state tax returns subsequent to 2002 remain subject to possible future examinations by relevant tax authorities.

Notes to Condensed Consolidated Financial Statements—(Continued)

NOTE O—NET INCOME OR LOSS PER COMMON SHARE

Basic income or loss per common share for continuing and discontinued operations is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income or loss per common share excludes common stock equivalent shares and unexercised stock options if their effect would be antidilutive. Employee stock options and stock warrants outstanding at September 30, 2009 were not included in the computation of diluted earnings per share because their assumed exercise and conversion would have an antidilutive effect on the computation of diluted loss per share. We follow these principles so that we will be in compliance with the “Earnings Per Share” Topic of the ASC.

NOTE P—RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted new guidance that defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements as of January 1, 2008.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents the financial instruments carried at fair value on September 30, 2009.

	Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liabilities	$46,057	$—	$46,057	$—

We have concluded, based on the recent nature of the transaction, that the fair value of the 14% convertible notes issued in March and May of 2009 approximates the recorded value on the balance sheet of $8,000,000 as of September 30, 2009.

We have concluded it is impractical to estimate the fair value of (1) 9% California tax-exempt bonds (2) 7% Texas tax-exempt bonds and (3) 7% Nebraska tax-exempt bonds. Current markets for these securities are illiquid and there are few or any comparable transactions being completed. In addition, the current credit profiles of Environmental Power, Microgy Holdings and Microgy Grand Island, the existence of certain restricted funds that may be used as collateral for these bonds, and the current state of projects that these bonds are financing makes it impractical to calculate a fair value of these instruments using management assumptions. Management is unable to observe comparable transactions.

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

Due to the increased focus on renewable energy, Microgy believes its RNG® product offerings will be positively received by numerous environmentally responsible entities seeking renewable energy sources. While we do not have subsidies, rebates, grants or other credits available as to this renewable source of energy, Microgy believes that tax credits, renewable energy credits, pollution offset credits, carbon sequestration credits and other such incentives may be available now or in the future to Microgy’s facilities, and such incentives would serve to enhance the addressable market and potential profitability of its facilities. Many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

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

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model, pursuant to which Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® product produced by such facilities as well as sales of carbon sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize and streamline both its system design and its approach to the marketplace in order to allow for rapid and cost-effective scale-up of its business.

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

Microgy’s efforts have resulted in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows in combination with various substrate feedstocks in our co-digestion process. The gas is treated and compressed to produce pipeline-grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce an annual sales volume of 782,000 MMBtus per year reflecting the addition of a combined heat and power (“CHP”) process provided by a third party under a services agreement. This arrangement will allow us to reduce our internal parasitic loads, which had increased due to modifications required by the gas conditioning process, freeing up more gas for sale in the market. The net effect will be an increase in revenue offset by increased thermal costs but at a lower value than our RNG ® product pricing and reduced electric costs for the facility. The CHP process is expected to be in operation within 4 months after appropriate escrow accounts have been funded.

We have two other multi-digester facilities in development in Texas with an expected output. We will also consider the addition of a CHP process at each of these facilities and other projects in development to maximize RNG ® sales, while utilizing waste heat sources for more efficient energy utilization. We have also announced three proposed multi-digester RNG® facilities in California that are in advanced stages of development. We currently expect to have outstanding $45 million in tax-exempt bond financing relating to the construction and operation of the Huckabay Ridge facility and the two additional planned facilities in Texas. Furthermore, we currently expect to have outstanding $31.2 million in tax-exempt bond financing relating to the construction and operation of one of the proposed California facilities. For a discussion of the expected redemption and repurchase of a portion of the Texas and California tax-exempt bonds see Note H – “Long-term Obligations and Contractual Obligations” - “California and Texas Bonds”

Construction at Microgy’s Swift Grand Island biogas facility has progressed with major equipment procurement nearly complete. Operations are expected to commence in 2010, subject to obtaining sufficient financing to complete construction. Microgy’s Grand Island biogas facility will consist of two 1.3 million gallon digesters that will process wastes generated by the Swift Grand Island processing facility. The plant is expected to produce 235,000 MMBtus per year of biogas that will be purchased by Swift under a fifteen year gas purchase agreement to offset natural gas consumption at Swift Grand Island. Swift will provide all the necessary feedstock material, both manure and substrate required by our process. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Swift Grand Island facility.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the nine months ended September 30, 2009, we incurred a net loss applicable to common shareholders of $14,148,000, and used cash from operating activities of $5,219,000. For the year ended December 31, 2008, we incurred a net loss applicable to common shareholders of $17,333,000 and used cash of $13,100,000 in operating activities. We anticipate incurring losses at least through 2010 as we continue the construction of our portfolio of announced projects. As of September 30, 2009, we had an accumulated deficit of $81,823,000 and our unrestricted cash and cash equivalents amounted to $1,081,000. Currently, our facility at Huckabay Ridge, Texas, which is operating reliably, is anticipated to generate cash flow over the balance of the year. However, the cash we project to be generated from Huckabay Ridge, by itself, will be insufficient to meet our short-term and long-term corporate and project-related capital requirements.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our projects are complete and operational, they would contribute to future liquidity needs. While we have substantially reduced our general and administrative expense, and Huckabay Ridge is generating positive cash flow, we will need additional funds to meet all of the required interest payments on debt and preferred dividend payment due December 1, 2009 and January 1, 2010. In addition, our cash forecasts indicate we will only be able to maintain corporate headquarters operations for a limited period. We are currently actively seeking additional funds from a variety of sources but there can be no guarantee we will raise sufficient funds to meet these obligations.

We are currently actively seeking additional sources of capital to meet our financing needs and provide sufficient equity for our existing projects. To that end, on March 13, 2009 we closed on a sale of $5.0 million original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million, and, on May 22, 2009, we issued an additional $3.0 million principal amount of such notes to Xergi in consideration for payment of project licensing fees. We continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

We have been working with Marathon Capital, LLC to obtain final financing proposals from prospective investors in support of its announced project pipeline. As a result of these activities, Environmental Power and our subsidiary, Microgy Holdings, LLC (“Microgy Holdings”), have entered into a non-binding letter of intent with a potential investor relating to, among other things, the purchase of newly issued equity interests in Microgy Holdings, the proceeds of which would be used for the completion of certain projects currently under development and construction by Microgy Holdings and its subsidiaries, as well as reimbursement of certain intercompany receivables owed by Microgy Holdings to Environmental Power. The letter of intent also addresses the development and funding of future projects based on the technology of Microgy, Inc. (“Microgy”). The letter of intent is not binding, and the transactions contemplated thereby remain subject to investor due-diligence and the negotiation, execution and delivery of definitive agreements.

We cannot assure you that any such definitive agreements will be entered into or that the transactions contemplated by the letter of intent will be executed. The potential investor has the right to terminate the non-binding letter of intent at any time for any reason. In addition, Environmental Power will need to continue to seek interim financing to fund operations while it seeks to finalize and close the transactions contemplated by the letter of intent. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at September 30, 2009 about our ability to continue as a going concern without additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the results of operations for the three and nine month periods ended September 30, 2009 with the results of operations for the three and nine month periods ended September 30, 2008. Historical results and trends that might be discussed below should not be taken as indicative of the results for the full year or for future operations generally.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Overview. For the nine months ended September 30, 2009, we had a net loss applicable to common shareholders of $14,148,000 or a loss of $0.91 per share, compared to a net loss applicable to common shareholders of $7,540,000 or $0.48 per share in the same period of the prior year. These results should be viewed in the context of two unusual items in 2008 and 2009 as follows:

•	In the nine months ended September 30, 2008, we had net income from discontinued operations of $6,989,000 due to the disposal of our Buzzard operation.

•	In the nine months ended September 30, 2009 we recorded a non-cash impairment of certain assets which totaled $5,886,000.

Without the adjustments discussed above, the net loss applicable to common shareholders would have been $8,262,000 for the nine months ended September 30, 2009 and the net loss applicable to common shareholders for the nine months ended September 30, 2008 would have been $14,530,000.

Results from continuing operations, except for the impairment of assets write-down improved in the first nine months of 2009. The net loss from continuing operations, excluding the impairment, was $7,261,000 for the nine months ended September 30, 2009, as compared to a net loss from continuing operations of $13,537,000 for the nine months ended September 30, 2008. The reduction in the net loss from continuing operations was primarily due to a decline in general and administrative expenses of $4,553,000 and a decrease in operating losses before depreciation at our Huckabay Ridge facility during the first nine months of 2009 of $3,405,000 due principally to increased gas sales and a reduction in operating and maintenance expenses at the facility.

Revenues. Revenues for the nine months ended September 30, 2009 increased to $3,272,000 from $2,539,000 for the nine months ended September 30, 2008. The increase in revenues of $733,000 is primarily attributable to increased gas sales at Huckabay Ridge which more than offset a reduction in sales of greenhouse gas sequestration credits in the first nine months of 2009 derived from the Wisconsin facilities. During the first nine months of 2009, we recorded $18,000 in revenues from sales of such credits, as opposed of $198,000 in such revenues for the prior year. In the 2008 period, we received revenues from the sale of credits for vintage years 2005 to 2007 but for the first nine months of 2009 we only received revenues for credits for the first six months of 2008. We currently expect revenues to increase in future periods compared to 2008, as Huckabay Ridge revenues in the fourth quarter of 2009 should be substantially above 2008 amount. The facility experienced a prolonged downtime during the last six months of 2008, whereas in 2009 it is currently operating at normal production levels.

Operations and maintenance expenses. Operations and maintenance expense was $2,580,000 for the nine months ended September 30, 2009 as compared to $5,038,000 for the same period in 2008, a decrease of $2,458,000. The decrease was primarily due to a reduction in operations and maintenance expense at Huckabay Ridge of $2,643,000 as start up and non-recurring costs were reduced and Huckabay Ridge received certain insurance proceeds for settlement of claims related to events that occurred in 2008. In addition, in May 2009, we reversed certain reserves established in 2008 for the disposal of substrate which resulted in reduced operations and maintenance expenses for the nine months ended September 30, 2009. We currently expect non-recurring and start up costs at Huckabay Ridge to continue to decrease as operations at this facility become more reliable due to the completion of the improvements to the biogas collection and conditioning systems. In addition, we anticipate reductions in substrate costs in the fourth quarter as a result of our substrate sourcing plan, which was implemented in the third quarter of 2009 and has reduced net substrate costs.

General and administrative expenses. General and administrative expenses from continuing operations declined by $4,553,000 to $5,185,000 for the nine months ended September 30, 2009, as compared to $9,738,000 for the same period in 2008. The decline is attributable primarily to lower salary expenses in the 2009 period, reflecting the reductions in staffing, lower non-cash compensation expense in the 2009 period due to reduced expense from stock based compensation and reductions in development expense in the 2009 period as we slowed development efforts to conserve cash pending our fundraising initiatives. Without the inclusion of non-cash compensation expense, general and administrative expenses would have been $4,856,000 and $8,056,000 for the nine months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $1,266,000 for the nine months ended September 30, 2009 from $993,000 for the nine months ended September 30, 2008. The increase in depreciation and amortization expense was principally due to the fact that the nine months of 2009 included nine months of depreciation at the Huckabay Ridge facility whereas the nine months of 2008 included only eight months depreciation for this facility. The facility began commercial operations in February 2008, so we began to recognize depreciation expense for this facility at that time. In addition, depreciation and amortization for 2009 includes amortization of deferred financing costs related to the 14% convertible notes we issued in March and May 2009.

Impairment of assets On a regular basis management reviews long-lived assets to determine if there is any impairment that require writing down the carrying value of the asset. In the third quarter of 2009, due to the expected repurchase and redemption of a portion of the Texas and California bonds we determined that certain assets in construction in progress required write-downs of $5,545,000. Also we wrote off $341,000 of forfeited tank deposits. These adjustments were non-cash in nature.

Operating loss. As a result of the changes described above, our operating loss from continuing operations increased to $11,644,000 in the nine months of 2009 from $13,230,000 in the same period in 2008. Excluding the asset impairments, the operating loss in 2009 would have been $5,758,000.

Interest income. Interest income on unrestricted cash for the nine months ended September 30, 2009 was $31,000 as compared to $434,000 for the nine months ended September 30, 2008. Interest income decreased due to both lower invested cash balances and lower interest rates on such balances.

Interest expense. Interest expense increased to $1,600,000 for the nine months ended September 30, 2009, as compared to $705,000 for the nine months ended September 30, 2008. This increase was due to several factors. We ceased the capitalization of interest expense related to the Huckabay Ridge facility when it began commercial operations in February 2008. The interest expense related to the portion of the bonds allocated to finance the Huckabay Ridge facility is now recorded as interest expense. Therefore we had nine full months of interest expense relating to the Huckabay Ridge facility in the nine months of 2009, whereas we had only eight months of such interest expense related to Huckabay Ridge in the first nine months of 2008. In the nine months of 2009, we also incurred $537,000 in interest expense on $8,000,000 original principal amount of our 14% convertible notes which were issued in March and May 2009. Finally, beginning in April 2009 we stopped capitalizing interest on our Swift facility in Grand Island, Nebraska due to the fact that we temporarily suspended construction as of April 1, 2009. As a result, we expensed $245,000 of interest related to the Swift facility in the second and third quarters of 2009.

Other income (expense). We had other income of $94,000 for the nine months ended September 30, 2009, as compared to other expense of $37,000 for the nine months ended September 30, 2008. The other income for the nine months ended September 30, 2009 reflects principally income recognized from a reduction in the market value of certain outstanding warrants partially offset by the net loss associated with the sublease of our Golden, Colorado office facility. The other expense in the first nine months of 2008 was principally the result of the disposal of assets associated with the closing of office facilities in Portsmouth, New Hampshire and Golden, Colorado.

Income tax expense. The income tax expense for the first nine months of 2009 reflects estimated state income and franchise tax payments.

Income from discontinued operations, net of taxes. The results for the nine months ended September 30, 2009 do not include the results of discontinued operations because these operations were disposed of in February 2008. The loss from discontinued operations of $1,011,000 in 2008 reflects the operations of Buzzard for the first two months of 2008 before we disposed of it. On February 29, 2008 we disposed of Buzzards interest in the Scrubgrass facility and recognized a one time gain of $8,000,000. With the exception of a cash payment of $375,000 the gain was non-cash and consisted primarily of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carry-forwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposition. Therefore the net result of income from discontinued operations for the nine months ended September 30, 2008 was income of $6,989,000.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Overview. For the three months ended September 30, 2009, we had a net loss applicable to common shareholders of $8,284,000 or a loss of $0.53 per common share compared to loss applicable to common shareholders of $5,088,000 or loss of $0.33 per common share for the three months ended September 30, 2008. In the three months ended September 30, 2009, we recorded impairment of assets, a non-cash event, in the amount of $5,886,000. Without this write-down, net loss applicable to common shareholders would have been $2,398,000. The improvement in results before the impairment write-down is primarily due to improved performance at our Huckabay Ridge facility and a reduction in general and administrative expenses consistent with our cost reduction plan. These results are explained in more detail below.

Revenues. Revenue for the three months ended September 30, 2009 increased to $1,359,000 from $456,000 for the three months ended September 30, 2008. The increase in revenues of $903,000 is primarily attributable to increased revenues at our Huckabay Ridge facility in the third quarter of 2009, which increased by $921,000 due to higher performance and fewer outages.

Operations and maintenance expenses. Operations and maintenance expense was $708,000 for the three months ended September 30, 2009, as compared to $1,785,000 for the same period in 2008, a decrease of $1,077,000. The decrease was primarily due to a reduction in operations and maintenance expense at Huckabay Ridge of $1,295,000 as start up and non-recurring costs were reduced for the three months ended September 30, 2009. We also received insurance proceeds during the three months ended September 30, 2009 from claims related to 2008 events, which reduced operations and maintenance expenses during the third quarter of 2009.

General and administrative expenses. General and administrative expenses from continuing operations declined by $1,258,000 to $1,607,000 for the three months ended September 30, 2009, as compared to $2,865,000 for the same period in 2008. The decline is attributable primarily to lower salary expenses in 2009, reflecting the reductions in staffing, lower non-cash compensation expense in the 2009 period due to reduced expense from stock based compensation and reductions in development expense in the 2009 period as we slowed development efforts to conserve cash pending our fundraising initiatives. Without the inclusion of non-cash compensation expense, general and administrative expenses would have been $1,521,000 and $2,588,000 for the three months ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expenses. Depreciation and amortization expense increased to $433,000 for the three months ended September 30, 2009 from $379,000 for the three months ended September 30, 2008. The increase in depreciation and amortization expense was principally due to increased depreciation at Huckabay Ridge because of capital additions in 2008 and 2009 and amortization expense on deferred financing costs related to the 14% convertible notes issued in March and May 2009.

Impairment of assets On a regular basis management reviews long-lived assets to determine if there is any impairment that require writing down the carrying value of the asset. In the third quarter of 2009, due to the expected repurchase and redemption of a portion of the Texas and California bonds we determined that certain assets in construction in progress required write-downs of $5,545,000. Also we wrote off $341,000 of forfeited tank deposits. These adjustments were non-cash in nature.

Operating loss. As a result of the changes described above, our operating loss from continuing operations increased to $7,275,000 in the third quarter of 2009 from $4,572,000 in the same period in 2008. Excluding the asset impairment, the loss for the third quarter of 2009 would have been $1,389,000.

Interest income. Interest income on unrestricted cash for the three months ended September 30, 2009 was $2,000, as compared to $88,000 for the three months ended September 30, 2008. Interest income decreased due both to lower invested cash balances and lower interest rates on such balances.

Interest expense. Interest expense increased to $693,000 for the three months ended September 30, 2009, as compared to $263,000 for the three months ended September 30, 2008. This increase was due principally to the fact that we accrued $280,000 in interest expense on $8,000,000 original principal amount of our 14% convertible notes which were issued in March and May 2009. In addition we expensed $123,000 in interest costs related to our Swift facility in Grand Island, Nebraska, because we temporarily suspended construction as of April 1, 2009. Previously we had capitalized these interest costs.

Other income (expense). We had other income of $21,000 for the three months ended September 30, 2009, as compared to other expense of $15,000 for the three months ended September 30, 2008. The other income for the three months ended September 30, 2009 reflects a decrease in the market value of certain outstanding warrants. The other expense in the third quarter of 2008 was the result of the disposal of certain fixed assets due to our closing office facility in Golden, Colorado.

Income tax expense. Because we are not assured of realizing the benefits of operating losses for tax purposes, we did not record an income tax benefit for losses incurred for the three months ended September 30, 2009 or 2008. The income tax expense represents estimated state income and franchise tax payments.

Liquidity and Capital Resources

Certain Balance Sheet Items

September 30, 2009 compared to December 31, 2008

Cash. The decrease in our unrestricted cash of $2,077,000 for the period is described below. It reflects primarily the Company’s operating losses offset by the net proceeds from the Company’s $5,000,000 offering of convertible notes.

Restricted Cash. The decrease in the restricted cash balance is the result primarily of qualified draws to fund construction of various projects.

Property, plant and equipment, net and construction in progress. The property plant and equipment balances were $25,408,000 and $23,932,000 as of September 30, 2009 and December 31, 2008, respectively. The increase in property, plant and equipment is principally due to completion of capital additions at the Huckabay Ridge facility and the reclassification of the completed construction costs to property plant and equipment from construction in progress at December 31, 2008. The total additions to the Huckabay Ridge facility, added to property plant and equipment during the nine months of 2009, were $2,525,000 of which $2,283,000 was included in construction in progress at December 31, 2008. In the construction in progress account, this reclassification of costs associated with the Huckabay Ridge facility of $2,283,000 was offset by additions $11,577,000 resulting in net increase to the construction in progress account, before reductions for the impairment of assets, a non-cash event, of $9,294,000. Of total capital additions to the construction in progress account in the nine months of 2009, $6,639,000 reflects capitalized interest on our Texas, California and Nebraska projects and $1,054,000 reflects construction expenditures at our Grand Island facility. Included in construction in progress at September 30, 2009 is $3,000,000 to satisfy certain license fees to Xergi in May 2009.

Current portion of long-term debt. As more fully described in Note H, we anticipate an agreement with our bondholders to repurchase 25% or $15,000,000 of the Texas tax-exempt bonds, and to redeem 50% or $31,212,500, of the California tax-exempt bonds. We expect these bonds to be repurchased or redeemed on or about November 15, 2009. However, at September 30, 2009, the bondholders had the right to redeem the $62,425,000 in California bonds, so this amount is shown as current. At December 31, 2008, these obligations were classified as a long-term obligation, because the bondholders did not hold the right to demand purchase or redemption of the bonds as of such date and no principal amounts were due in 2009.

Operating Activities

Our net cash used in operating activities was $5,219,000 for the nine months ended September 30, 2009, compared to cash used in operating activities of $8,421,000 for the same period in 2008. We reported a net loss of $13,147,000 for the nine months ended September 30, 2009. The following adjustments need to be considered in order to reconcile our net loss in the nine months ended September 30, 2009 to our net cash used in operating activities:

Depreciation and amortization. During the nine months ended September 30, 2009, we recognized depreciation of property plant and equipment of $1,017,000, amortization expense for licensed technology rights of $139,000 and amortization of deferred financing costs of $110,000.

Stock-based compensation. Accounting for options, restricted stock and stock appreciation rights issued to employees resulted in non-cash compensation expenses of $329,000 for the nine months ended September 30, 2009, as compared to $1,682,000 in such expenses for the same period in 2008.

Impairment of assets. The $5,886,000 impairment of assets loss is a non-cash transaction and is therefore added back to net loss to arrive at cash used in operations.

Investing Activities

Our cash used for investing activities was $570,000 for the nine months ended September 30, 2009, as compared to $76,799,000 in the same period in 2008. Our investing activities were concentrated primarily in the following areas:

Restricted cash. The decrease in restricted cash for the nine months ended September 30, 2009 of $6,164,000 reflects principally payment of interest costs from restricted cash accounts as well as the draws for costs of construction for the Texas and Grand Island, Nebraska facilities.

Construction of projects. For the nine months ended September 30, 2009 we incurred total costs of $11,577,000 related to the construction of our Texas, California and Nebraska projects. Of these total capital costs $1,054,000 was for construction expenditures on our Swift project at Grand Island, Nebraska. Of total capital costs, $3,000,000 was non-cash in nature related to issuance of 14% convertible notes. In addition, $2,192,000 reflects unpaid capitalized interest which is non-cash in nature.

Property, plant and equipment. Property, plant and equipment expenditures reflect capital expenditures at Huckabay Ridge.

Other Assets: The use of funds for other assets in the nine months of 2009 is principally due to deposits we made in conjunction with long term contracts to sell our RNG® product.

Financing Activities

Our cash provided by financing activities was $3,712,000 for the nine months ended September 30, 2009, compared to cash used for financing activities of $66,638,000 in the nine months ended September 30, 2008. We offer the following information concerning the financing activities for our business:

Dividends on preferred stock. Our Series A cumulative convertible preferred stock has a 9% dividend payable semi-annually. We paid $667,000 in such dividends on January 1, 2009. The required July 1 2009, dividend payment was not made and deferred to a later date. In 2008 we paid dividends on January 1, 2008 and July 1, 2008.

Payment of financing costs. The $543,000 used for financing costs for the first nine months of 2009 resulted primarily from the costs of issuance of our 14% convertible notes due January 1, 2014.

Proceeds from long-term debt. We issued $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014 for net proceeds of approximately $4.5 million in March 2009. We issued an additional $3,000,000 of these notes in May 2009. Since these latter notes were issued to pay license fees on projects in development, the $3,000,000 original principal amount is not included in proceeds from long-term debt but is shown as a supplemental non-cash disclosure on the consolidated statements of cash flow. In 2008 we issued $7,000,000 in tax-exempt Nebraska bonds and $62,425,000 in tax-exempt California bonds.

2009 Outlook

The following forward-looking information concerning our anticipated results of operations for the full year 2009 is being compared to our historical results of operations for 2008.

Current Operations

We expect increased revenues during 2009 from increased sales of our RNG ® product our Huckabay Ridge facility in Texas, as it achieves anticipated production and stable revenues from the Wisconsin operating contracts.

Our previously reported comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system at Huckabay Ridge continue to deliver improved online reliability. Indeed, during the period from July through September, we were producing product between 90% and 96% of the time versus a targeted level of 90%. During the last half of October, the Huckabay Ridge facility produced RNG® product 98% of the time. After an outage in early October to repair and modify elements in the gas processing system, the Huckabay Ridge facility produced RNG® product 97% of the time with production averaging 87% of target for the period. RNG® production for the last 11 days of the month averaged 95% of target as the system stabilized. We achieved this level of performance while meeting or exceeding pipeline-quality standards for the removal of CO2 H2S and HO. These results confirm our confidence in our operating model and give us added confidence in our ability to manage the biogas-generation process as we look forward to our next generation of operating units.

We continue to experience biogas production at or above expected levels based on substrate characteristics. We have successfully managed through the recessionary conditions experienced earlier in 2009 resulting in our suppliers curtailing operations or experiencing lower quantities of materials which caused us to transport substrate material from greater distance impacting our cost to transport. As a result, we established our substrate sourcing plan to address our needs, have executed on the plan and have achieved the results we expected-reduced costs, increased biogas production and more consistent supply. Our budgeted net substrate costs were $30,000 and $25,000 for the months of September and October 2009, respectively. Our actual performance was much better as we had net substrate costs of $4,000 in September 2009 and $2,000 in October 2009.

A positive result of expanding our reach of suppliers based on this sourcing plan is to improve the pool of suppliers for Huckabay Ridge as well as building our pool of suppliers for our other Texas projects. In addition, when the biodiesel industry turns around we are prepared to take delivery of glycerin, an excellent form of substrate, as project economic conditions dictate.

We expect our operation and maintenance expenses at Huckabay Ridge to reflect the full year of commercial operations during 2009 at increased capacity. We expect the Dairyland sites’ operations and maintenance expenses to remain approximately even with 2008 levels.

In 2008 and early 2009 we instituted a number of steps to reduce or eliminate certain general and administrative costs. General and administrative expenses should continue to decline relative to 2008 and were reduced in the nine months of 2009 from amounts for the same period in 2008.

Projects in Development

Other Texas Projects. The Cnossen and Rio Leche projects are in the engineering phase and initial site work has been completed. We have made our required initial equity contributions for these projects and expect to proceed with foundation construction and additional site work when we complete the required equity funding. with anticipated completion of construction less than one year after we begin full construction. As a result of the expected repurchase and retirement of a portion of the Texas bonds, we wrote off our expenditures on the Mission Dairy project.

California Projects. As previously reported, our California projects have all requisite water and air permits. Our ability to continue development of these projects will depend on whether we can obtain the necessary equity funding and, in addition, whether we are able to maintain or refinance our existing debt financing. As described more fully in Note H, we expect the bondholders to redeem 50% of the outstanding bonds or $31,212,500. As a result, accounting rules required us to write-off our investment in one of the California projects although development activities continue on all three California projects. We also have returned our volume cap allocation targeted to the Bar 20 project. We anticipate pursuing this allocation again at a later date.

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

Cash Flow Outlook for 2009

On September 30, 2009 we had an unrestricted cash balance of $1,081,000 as compared to $3,158,000 at December 31, 2008. We expect to fund our business activities principally from available cash balances, raising additional funds through debt and/or equity financings by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. We are also actively pursuing federal and state administered stimulus funding to augment sources of private capital. The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. In addition, we will need to meet significant interest and preferred dividend obligations prior to January 2, 2010 as well as fund general and operating expenses. We will require significant additional funds in the fourth quarter in order to meet these obligations. However there can be no assurance that we will obtain sufficient additional funds to meet our obligations through that date.

Capacity Update

As a result of our experienced gained at Huckabay Ridge and the plan to utilize other gas conditioning technologies in our future projects, RNG related parasitic loads will decrease and we will therefore have increased RNG sales volumes as described below.

Project	Cnossen	Cnossen 2	Rio Leche	Hanford	Riverdale	Bar 20
Previous MMBtu Production	635,000	635,000	635,000	732,000	621,000	601,000
MMBtu Production with PSA	670,000	670,000	670,000	780,000	639,000	629,000

Percent Increase	6%	6%	6%	7%	3%	5%

The increased revenue will be partially offset by increased parasitic electricity costs. In addition, we are actively assessing the benefits of producing or purchasing lower cost energy either utilizing a similar CHP process as at Huckabay Ridge or other means which would result in an additional increase in RNG sales volume offset by the net cost of energy procured

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

Exposure to Renewable Energy Pricing and Commodity Price Risk

Although we produce a natural gas commodity, we believe the pricing and value to our customers is different than traditional natural gas, insofar as our product has the important attribute of being renewable. Therefore we believe the price of our product is based primarily on the value associated with its renewable nature. As a renewable energy product, our RNG® product competes primarily with other renewable energy products, such as wind, solar and geothermal energy. As a result, changes in the prices for other forms of renewable energy, for instance, due to changes in the efficiency, availability, reliability and regulatory and tax treatment of other forms of renewable energy, in each case as compared to our RNG® product, have affected and will continue to affect the pricing of our RNG® product.

To the extent that, due to regulatory changes or other factors, customers begin to place less value on the renewable attributes of our RNG® product and begin to view it as on a par with natural gas, we could become exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. In such cases, we would explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(b) as of September 30, 2009. Based on that evaluation the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item1A.	Risk Factors

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

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2010, which means that we will have to raise significant additional financing during the fourth quarter of 2009 in order to continue our business operations.

We are a company in the process of pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the nine months ended September 30, 2009, we incurred a net loss from continuing operations of $13,147,000. For the year ended December 31, 2008, we incurred a net loss from continuing operations of $22,996,000 which includes a non-cash, non-recurring expense for the impairment of goodwill of $4,913,000. For the years ended December 31, 2007 and 2006, we incurred net losses from continuing operations of $11,161,000, and $11,399,000, respectively. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our earnings deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2010. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will need to raise substantial financing in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements and to continue as a going concern. We currently have no commitments for any such financing. We cannot assure you such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Future losses are likely to continue unless we successfully implement our business plan. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations and avoid defaulting on our corporate and subsidiary debt and other obligations. Our inability to obtain adequate financing would likely result in the need to reduce the number of projects we construct and even to curtail or cease our business operations and would materially impair the value of your investment in our securities.

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

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas, California and Nebraska. We have pledged all of our interest in the Huckabay Ridge facility, as well as the Rio Leche, Cnossen and Mission facilities in Texas as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. The outstanding principal amount of these bonds has been reduced to $45,000,000. We have pledged all of our interest in the Riverdale and Hanford facilities in California as collateral security for the loan to our subsidiary, Microgy Holdings, from the California Statewide Communities Development Authority relating to the $62.425 million tax-exempt bond financing we completed in September 2008. The outstanding amount of these bonds has been reduced to $31,212,500. While these loans are non-recourse to Environmental Power, Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other significant costs, which represents a substantial investment of corporate resources. If Microgy Holdings were to default on these loans, we would lose some or all of our investment in the Texas and California facilities, which would have a material adverse effect on our business, financial condition and results of operations. In addition, our subsidiary, Microgy Grand Island, LLC, has entered into a $7.0 million sale and leaseback transaction with the City of Grand Island, Nebraska in connection with its tax-exempt bond financing in Nebraska to finance the construction of the Grand Island facility, and has guaranteed the City’s obligations under the tax-exempt bonds. Environmental Power has equity contribution and support obligations with respect to the Grand Island facility that are substantially similar to those under the Texas and California financings. If Microgy Grand Island defaults on its lease and guarantee obligations to the City of Grand Island, we would lose some or all of our investment in the Grand Island facility, which would have a material adverse effect on our business, financial condition and results of operations.

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

If current negotiations with bondholders result in the anticipated agreement with the bondholders and if Microgy Holdings is unable to raise $32,500,000 in additional financing by March 31, 2010, bondholders can require Microgy Holdings to redeem the remaining California bonds and $30,000,000 of outstanding Texas bonds.

If Environmental Power and Microgy Holdings complete an agreement with the bond holders, as anticipated, the terms of Microgy Holdings’ remaining tax-exempt bond financings in California and Texas would require that Microgy Holdings raise $32,500,000 by March 31, 2010 or the bondholders can demand redemption of the anticipated remaining California bonds and repayment of $30,000,000 of the Texas bonds, by written notice to Microgy Holdings on or before April 15, 2010. If the holders of the California bonds require purchase or redemption of their bonds, then, assuming there are no defenses available to such actions and obligations, the proceeds of the California and Texas bonds would not be available for Microgy Holdings’ for one of planned California projects and two Texas projects. If the holders of the California bonds require purchase or redemption of their bonds, then, assuming there are no defenses available to such actions and obligations, the proceeds of the California bonds would not be available for Microgy Holdings’ planned California projects. As of the date of this report, in the event of the expected immediate repurchase and redemption and the further redemption of the California bonds or repurchase of the Texas bonds, there would be a shortfall of approximately $5.0 million for Texas and $5.1 million for California plus accrued interest from June 1, 2009 through the date of purchase and redemption. Currently, neither Environmental Power nor Microgy Holdings has sufficient funds to cover this shortfall.

We believe the loss of the proceeds of the California or Texas bonds, or the inability of Microgy Holdings to pay the full amount owed upon redemption of the California bonds could have a material adverse effect on our financial condition, our results of operations and our ability to continue as a going concern if ongoing alternative financing efforts are not successful.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but is now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of September 30, 2009, we had approximately:

•

15,803,034 shares of our common stock are issued and 15,708,591 shares are outstanding, of which 1,212,726 shares of common stock outstanding are “restricted securities” within the meaning of Rule 144 and 117,625 shares are subject to vesting pursuant to restricted stock awards granted to certain employees; and

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

As of September 30, 2009, we had outstanding options and warrants to acquire up to approximately 4,610,827 shares of our common stock at prices ranging from $1.75 to $8.89 per share, with a weighted average exercise price of $5.13 per share and an average remaining contractual term of 4 years. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 156,000 shares as of September 30, 2009, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

While our common stock is currently listed for trading on the NASDAQ Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from September 1, 2009 to September 30, 2009, our daily trading volume ranged from a low of 13,400 shares to a high of 117,800 shares, and averaged 36,948 shares. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

If we fail to continue to meet all applicable continued listing requirements of The Nasdaq Capital Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. Among these requirements is that our common stock maintain a minimum closing bid price of at least $1.00 per share. On September 22, 2009, we received a notice dated September 15, 2009 from Nasdaq that our common stock had failed to maintain a minimum closing bid price of at least $1.00 per share for thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 15, 2010, to regain compliance with the minimum bid price requirement. The Nasdaq Listings Qualifications Department informed us that if, at any time before March 15, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, although Nasdaq may, in its discretion, require that an issuer maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the issuer has demonstrated an ability to maintain long-term compliance. In the event we do not regain compliance with the minimum bid price requirement by March 15, 2010, Nasdaq will provide written notification that our common stock will be subject to delisting from The Nasdaq Capital Market. At that time, we may appeal Nasdaq’s determination to delist our common stock to a Nasdaq Hearings Panel. Alternatively, we may be eligible for an additional grace period if we meets the initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, in which case Nasdaq will notify us that we have been granted an additional 180 calendar day grace period to regain compliance with the minimum bid price rule. We have not yet determined what action, if any, we will take in response to this notice, although we intend to monitor the closing bid price of our common stock between now and March 15, 2010. We will consider available options if our common stock does not trade at a level likely to result in regaining compliance with the minimum bid price requirement. We disclaim any intention or obligation to update the statements in this report for purposes of disclosing any action or response that we decide to take after the date hereof.

If we fail to regain compliance within the foregoing periods, our common stock may be subject to delisting from the NASDAQ Capital Market. If we fail to continue to meet all applicable listing requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. In addition, the delisting of our common stock would also trigger a right on the part of the holders of our outstanding shares of series A preferred stock to increase the cumulative dividend rate on such shares from 9% per year to 16% per year. We cannot assure you that we will not ultimately fail to comply with NASDAQ listing standards.

The market price for our common stock has been and may continue to be volatile.

The market price for our common stock has been volatile, and it is likely to continue to be so. For instance the closing price of our common stock reached a high of $6.25 in the first quarter of 2008 and a low of $0.28 in the fourth quarter of 2008 and has varied from a low of $0.41 to a high of $0.69 in the nine months of 2009. While we cannot state with any certainty the specific reasons for the recent volatility of our stock price, we believe that such volatility could be due to the current financial recession and related economic uncertainties and their impact on the stock market generally as well as on the stock prices of early stage companies such as ours, in addition to the risks and uncertainties regarding our business described elsewhere in this report. In addition, the market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. Furthermore, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies such as ours. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute the value of your shares.

We continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, as described elsewhere in this annual report, we will have to raise significant additional capital in the fourth quarter of 2009 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as interest and dividend requirements and to continue as a going concern. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

Issuances of common stock or securities convertible into common stock in the future could dilute existing stockholders and adversely affect the market price of our common stock. Of the 50,000,000 shares of authorized common stock, 15,803,034 are issued 15,708,591 are outstanding and 4,668,978 have been reserved for issuance upon the exercise of options and warrants outstanding as of September 30, 2009. An additional 2,823,660 shares have been reserved for issuance in connection with the conversion of shares of our series A preferred stock issued in our November 2006 private placement. We may also issue warrants to purchase up to 4.99% of our common stock, on a fully diluted basis, to Cargill, Incorporated pursuant to the terms of our business development agreement. In May 2007, we issued warrants to purchase 175,912 shares of our common stock at an exercise price $5.37 per share, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. Additionally, in October 2007, we issued 5,400,000 shares of common stock in an underwritten public offering. We also have the authority to issue preferred stock as previously described, debt securities convertible into common stock, and options and warrants to purchase shares of our common stock. We may issue shares of common stock or securities convertible into common stock at values below our market price up to a maximum of 19.9% of our outstanding common stock without stockholder approval, which values may be substantially below the price paid for our common stock by our stockholders. We also do not need stockholder approval to issue an unlimited number of shares of common stock or securities convertible into common stock (provided sufficient shares of common stock are authorized and unreserved) at or above the market price for our common stock pursuant to certain NASDAQ Capital Market requirements. Any such issuances could be at values below the price paid for our common stock by our stockholders.

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

On November 6, 2009, Environmental Power, Microgy Holdings, the purchasers of the $62.425 million in tax-exempt bonds (the “Bonds”) issued in connection with Microgy Holdings’ tax-exempt bond financing in California in September 2008 (the “Bondholders”) and Wells Fargo Bank, National Association, as Trustee (the “Trustee”) entered into a Seventh Amendment (the “Amendment”) to the Demand Purchase Agreement, dated as of September 3, 2008, among the Company, Holdings, the Bondholders and the Trustee (the “Demand Purchase Agreement”) to extend to November 13, 2009 the date until which the Bondholders may exercise the Option (as defined below), and to extend to November 27, 2009, the date on which the Environmental Power would be required to pay costs of issuance if the Option is exercised.

Environmental Power, Microgy Holdings and the Bondholders deem it in their mutual best interests to extend again the period of time during which the Option may be exercised, in light of current capital raising activities by Environmental Power and Microgy Holdings. The purpose of the Amendment is to provide adequate time for continued discussions between Environmental Power and Microgy Holdings, on the one hand, and the Bondholders, on the other hand.

Pursuant to the Demand Purchase Agreement, if certain conditions set forth in the Loan Agreement, dated as of August 1, 2008, with the California Statewide Community Development Authority were not met by June 30, 2009, the holders of a majority of the Bonds would have the option, exercisable by written notice to Holdings on or before July 31, 2009, to require Microgy Holdings to purchase the Bonds at par plus accrued interest on or before August 31, 2009 (the “Option”).

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
Michael E. Thomas
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer and authorized officer)

November 9, 2009

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certifications of Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer