Form 10-K
period 2009-12-31
ENVIRONMENTAL POWER CORP
filed 2010-03-30
CIK 805012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $7.3 million based on $0.52, the price at which the registrant’s common stock was last sold on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2010, the registrant had 15,708,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement on Schedule 14A for the registrant’s 2010 annual meeting of stockholders, to the extent filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this report. In the event that such proxy statement is not filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, the registrant will file an amendment to this report within such 120-day period setting forth the information required by Part III of this report.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995, referred to as the PSLRA, provides a “safe harbor” for forward-looking statements. Certain statements contained or incorporated by reference in this Quarterly Report, such as statements concerning planned manure-to-energy systems, our sales pipeline, our backlog, our projected sales and financial performance, statements containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue,” “target” and variations thereof, and other statements contained in this Quarterly Report regarding matters that are not historical facts are forward-looking statements as such term is defined in the PSLRA. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

•	uncertainties involving our need for additional financing to continue as a going concern,

•	uncertainties regarding the ability to obtain additional financing, and the timing, amount and terms of such financing,

•	uncertainties regarding our payment defaults under various material obligations we and our subsidiaries have entered into and the remedies our creditors may exercise with respect thereto,

•	uncertainties relating to early-stage companies;

•	the lack of binding commitments and the need to negotiate and execute definitive agreements for the construction and financing of facilities,

•	the lack of binding commitments for the purchase of gas produced by certain facilities,

•	the lack of binding commitments for, and other uncertainties with respect to, supplies of substrate,

•	uncertainties regarding the costs associated with substrate and other project inputs,

•	risks and uncertainties relating to the development of markets for carbon sequestration credits and other marketable renewable attributes, and the level of revenues we may achieve from such sources,

•	uncertainties regarding the amount and rate of growth in operating expenses,

•	unpredictable developments, including plant outages and repair requirements as well as risks related to weather and the unpredictability of extreme weather events,

•	risks related to performance on the part of suppliers of components, goods and services to our facilities,

•	financing and cash flow requirements and uncertainties,

•	inexperience with the design, construction, startup and operation of multi-digester facilities,

•	difficulties involved in developing and executing a business plan,

•	technological uncertainties, including those relating to competing products and technologies,

•	commodity price volatility, particularly with respect to the price of natural gas,

•	the difficulty of estimating construction, development, repair, maintenance and operating costs and timeframes,

•	the uncertainties involved in estimating insurance and warranty recoveries, if any,

•	the inability to predict the course or outcome of any negotiations with parties involved with our projects,

•	uncertainties relating to general economic and industry conditions,

•

uncertainties relating to government and regulatory policies, the legal environment, intellectual property issues and the competitive environment in which Environmental Power Corporation and its subsidiaries operate, and other factors, including those described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” as well as factors set forth in other filings we make with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

Environmental Power is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean and reliable. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for federal tax subsidies. Any such government assistance would, however, benefit Environmental Power’s facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. Environmental Power believes that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry and other organic wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal, food industry and other organic wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Due to the increased demand for renewable energy, Microgy believes that its systems can be profitable without the need for federal subsidies, rebates, or grants. Nevertheless, Microgy believes that tax credits and other such incentives may be available in the future to Microgy’s facilities, and such incentives would serve to enhance the potential profitability of its facilities. Future climate change legislation, if any, may enhance the value of Microgy’s products. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources and many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas, our facilities produce soil amendment products that can be used as a bedding, compost or peat moss and liquid fertilizer that can be used for crop growth. We believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies have either passed or are considering regulations that require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another factor creating opportunities for the deployment of our systems.

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model either entirely or together with financial or operating partners. Under this model Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize both its system design and its approach to the marketplace in order to allow for a cost-effective scale-up of its business.

Having constructed both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops, either outright, through an affiliated company, or in substantial part, through HMI Energy, LLC, a joint-venture company formed in January 2010 (discussed further below), in which Microgy owns 30% of the membership interests. Our multi-digester facilities will primarily produce pipeline-quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, compressed natural gas, referred to as CNG, or liquid natural gas, referred to as LNG, from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles.

Microgy’s efforts have resulted, most recently, in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows and produce 575,000 million British Thermal Units, or MMBtus, of RNG® annually. The gas is treated and compressed to produce pipeline grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 782,000 MMBtus, of pipeline-grade methane for sale per year once a planned combined heat and power, or CHP, system has been installed and potential modifications made to the gas processing systems.

We have two other multi-digester facilities in development in Texas having expected output of 670,000 MMBtus. We have also announced three proposed multi-digester RNG® facilities in California, and a proposed multi-digester RNG® facility in Colorado. These projects are in various stages of development. In January 2010, Microgy contributed its interest in one of the California projects and the Colorado project to the new joint venture, HMI Energy, LLC, described below.

In addition, Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two 1.3 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Grand Island facility. However these bonds are currently in default and the trustee or 25% of the bondholders could accelerate the bonds and demand repayment at any time. We are currently seeking a solution to these circumstances, including the financing to complete construction of the facility, but we cannot assure you that we will be successful in doing so on favorable terms, or at all.

In addition, Microgy is operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity. In January 2010, Microgy contributed the rights to the net revenues of the Wisconsin facilities to HMI Energy, LLC, a joint venture between Microgy, Inc. and Homeland Renewable Energy, Inc. Microgy retains a 30% membership interest in the joint venture.

The Microgy Market Opportunity

We believe that facilities based on Microgy’s technology can generate profitable quantities of marketable, renewable gas from animal and food industry wastes and by-products and other organic waste streams. Increased interest in renewable energy sources, as well as a desire for energy not subject to commodity price fluctuations, drives demand for each of these uses of gas produced by Microgy’s systems. Also, we believe that increasingly stringent environmental regulations concerning handling of animal and other wastes motivate demand for Microgy’s systems at or near CAFO and food industry sites. The ultimate opportunity to develop facilities, as well as to manage and/or operate them profitably, depends on numerous factors, including the value that can be derived from the various markets described below.

Gas. While natural gas prices have been and continue to be volatile, we anticipate increases in natural gas prices in the long-term due to considerable increases in demand for gas both domestically and overseas. In the United States, this increase will be due principally to the fuel needs of the power plants that have been built in the past decade, as well as relatively limited increases in natural gas delivery capabilities. In addition, developing countries, including China and India, are becoming large consumers of energy, placing further pressure on prices for fossil fuels. Microgy’s systems produce commercial quantities of biogas with a high percentage of methane, which is then refined to RNG® by processing it with scrubbing devices to remove carbon dioxide, sulfur compounds and other impurities. Microgy’s systems for the production of RNG®, unlike natural gas wells, do not suffer depletion and are consistent sources of output so long as required inputs are available.

Renewable Energy. We believe that market and political forces will continue to drive increased adoption of renewable energy sources, principally due to increasing concerns about the price, volatility, supply stability and environmental impact of conventional fuels. The demand for energy produced from renewable resources may provide our facilities with a variety of benefits, including federal and state renewable power production and investment credits, tax credits and greenhouse gas sequestration credits, as well as a competitive advantage as compared to conventional sources of supply. For example, currently 33 states, including Texas and California and the District of Columbia, have enacted a renewable portfolio standard or other state mandates requiring electric utilities to increase their use of renewable energy resources such as wind, solar, and bioenergy. We believe that the directives embodied in the Energy Policy Act of 2005, the 2008 Farm Bill, and the American Recovery and Reinvestment Act of 2009 and the accompanying tax credits and related benefits should serve to further drive adoption of renewable energy solutions like those provided by Microgy.

We also believe that the greenhouse gas sequestration credits that Microgy’s facilities are expected to produce will be marketable. Importantly, digester projects that reduce methane emissions compared to baseline conditions produce offsets that qualify under many mandatory and voluntary programs in place. However, the specific methodologies for calculation and monitoring vary widely.

While in many cases we are required to share the benefits of such credits with our business partners and investors, we nevertheless expect such offsets to enhance the economics of our facilities. We believe that our share of the market for greenhouse gas sequestration credits will add value and enhance the financial viability of our facilities.

Climate change legislation currently under consideration, as well as international treaties relating to climate change, may further drive demand for Microgy’s products, including greenhouse gas offsets, or provide further production incentives.

Microgy’s Strategy

Our objective is to become a leader in the renewable energy sector through the production and marketing of pipeline grade gas and biogas and in the development of pipeline gas production capacity and biogas resources, which will constitute gas reserves under our control. Key elements of our strategy include:

Developing facilities in which we will have an ownership interest, thereby developing and growing non-depleting biogas reserves under our management. We intend to continue to focus on an ownership model, in which we own facilities entirely or together with financial or operational partners. We believe that this ownership model will allow us to profit from the sale of biogas or pipeline-grade gas for the operational life of the facilities. By owning and operating such facilities, and by securing the supply of required amounts of manure and substrates, we seek to develop and grow a portfolio of gas reserves under our control. We view our facilities as gas wells but without the typical depletion curve, so long as required inputs are available.

Capitalizing on the environmental attributes, as well as the renewable nature of the energy, generated by our facilities. We believe that the environmental attributes, such as greenhouse gas sequestration credits, generated by our facilities represent a potential source of revenue, and we intend to pursue commercialization of these attributes, through sales into trading markets as well as bi-lateral and revenue sharing arrangements. In addition, we believe that the renewable nature of the gas produced by our facilities will be attractive to certain purchasers, including entities required to achieve renewable portfolio standards, and may result in premium prices in some cases. We intend to aggressively market the renewable quality of our gas to these purchasers.

Focusing development efforts on markets allowing for rapid and cost-effective scale-up of our business. Microgy has now constructed both the multi- and single-tank system in four currently operating installations. Our multi-digester facilities will primarily produce pipeline quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, CNG and LNG from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles.

Standardizing systems to allow for rapid and cost-effective replication and scalability. We intend to standardize and streamline elements of our systems so that we can drive down their costs and implement them more rapidly. Toward this end, Microgy is refining the design of its multi-tank system based on knowledge gained from its Huckabay Ridge facility, and is pursuing standardization of components, procurement channels, vendors, and design-build contracts to allow for rapid and cost-effective construction.

Pursuing the advantages of our business model, in which we create and manage profitable renewable energy opportunities while alleviating the environmental pressures facing agriculture and food industry participants. We believe we are the leading provider of large scale RNG based anaerobic digesters that is aggressively pursuing a business model of creating and managing profitable renewable energy opportunities while simultaneously addressing customers’ environmental issues. Furthermore, by operating and maintaining the facilities ourselves, we believe that we will be able to maximize gas production and control the supply of required materials. To our knowledge, many other suppliers of anaerobic digestion systems merely supply the equipment, and leave the ongoing operation of the system to the purchaser. By pursuing our business model, we believe we can provide a compelling value proposition to our customers.

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

An analysis of our sales by product for each of the three years in the period ended December 31, 2009 is as follows:

	2009	2008	2007
Gas sales	$3,836,800	$2,173,453	$540,047
Operation and maintenance services	348,222	325,339	371,344
Tipping fees	425,605	152,873	188,597
Carbon credit sales	18,409	246,891	67,489
Grant revenue	82,411	—	—
Other	—	6,482	7,470

Total revenue	$4,711,447	$2,905,038	$1,174,947

Microgy’s Technology

At the heart of the Microgy system is an enhanced biogas production system. Whereas previous systems had principally focused on the environmental remediation aspects of digestion and produced biogas as a by-product, the Microgy system is designed specifically to maximize biogas production. Methane is the main product of the process, making up approximately 60% of the resulting biogas. Microgy’s system can be easily coupled to standard, generally commercially available gas conditioning equipment in order to clean the biogas to produce RNG®, or the biogas can be burned for use in electric generation or other thermal energy applications. Other by-products of the process can include fertilizers, bedding, compost and other bio-solid products that have economic value and may be marketable.

Microgy’s proprietary process mixes animal manure with additional substrates, such as food industry wastes and by-products containing fats, proteins and carbohydrates, in a process referred to as co-digestion. The manure provides the anaerobic bacteria that are the engine of the biogas production process, while also serving as a buffer that assists in maintaining the reaction at proper levels. A wide variety of materials can provide the proteins, fats and carbohydrates that enhance the biological process in our digesters. Substrates that we might use in our digesters include waste crop oils, spoiled food, animal fats, used greases and cooking oils, brewery waste and cheese waste. These materials are widely available but tend to be concentrated in urban areas. The addition of substrate significantly increases gas production, with the relative contributions of substrate and manure to the production of biogas varying depending upon the type of substrate used. The ability to add substrate with known characteristics to our process helps us to balance the health of the digester while increasing biogas output. The controlled combination of these wastes with the manure, along with our operational controls and technical know-how, represent the essential elements of our proprietary approach to the market.

Some substrate materials are useful inputs into other energy production processes or may even be substitutes for animal feed. As such, the value of those materials may change over time depending on market dynamics, emerging technologies or even tax policy. We have focused our efforts on procuring substrates that do not have alternate uses for which companies typically pay a fee for disposal. In some cases, we are paid “tipping fees” associated with the disposal of these materials, which helps us to mitigate the costs of transporting substrate to our site. Substrate availability, market conditions and transportation requirements can vary significantly by region. As such, project location is an important consideration in determining project feasibility. We have in place a substrate management team that works with our strategic partners to identify and evaluate potential materials and manage logistics.

Microgy’s system utilizes sophisticated equipment and control systems. This allows us to manage the recipe for digestion in each tank, maintain temperature control and adjust the mixing rate. In addition, the Microgy system is composed of steel tanks and piping, which are durable and nonporous, allowing for calibration of the process within a controlled environment and appropriate management of ongoing gas production and equipment operations. Furthermore, the high level of gas output and its high methane content allows for application of other technologies, such as those used for gas conditioning. Coupled with the technical advantages of the system is a suite of proprietary processes and “know how” to achieve the anticipated levels of biogas production.

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

In April 2009, Environmental Power and Microgy entered into a Cooperation Agreement with DBT and Xergi, referred to as the Cooperation Agreement. The Cooperation Agreement supersedes the license agreement described above. The Cooperation Agreement, while maintaining many of the original business concepts contained in the original license agreement, restructures the license agreement to reflect Microgy’s shift to a build, own and operate business model from the original digester equipment sales model and better defines the respective roles of the parties to enable them to more efficiently interface going forward.

The Cooperation Agreement addresses anaerobic-digester plants incorporating above-ground digesters with mixers, referred to as the DBT Technology. Pursuant to the Cooperation Agreement, DBT grants to Microgy an irrevocable and perpetual right and license to utilize the DBT Technology in the design, construction, and/or operation by Environmental Power, Microgy and their affiliates of anaerobic-digesters and related systems. This grant is exclusive as to North America for the term set forth in the Cooperation Agreement and is non-exclusive as to North America thereafter, excludes Europe during the term but is non-exclusive as to Europe thereafter. As in the original license agreements, the grant is non-exclusive as to the rest of the world, leaving each party free to pursue projects outside of North America and Europe. The Cooperation Agreement further provides that commencing as of May 2009, Microgy may utilize digester technologies other than the DBT Technology throughout the world.

As part of the Cooperation Agreement, the Company agreed to pay a $500,000 license fee for the Swift Grand Island project. The Company has only paid $200,000 to date and the remaining $300,000 is overdue for payment. While DBT has given us notice of material breach under the Cooperation Agreement as a result of the failure to make this payment, it has not taken any action with respect to such failure.

The Agreement became effective in May 2009 when DBT received an up-front payment of certain license fees for certain Microgy projects of Microgy’s choosing, which were paid for by Environmental Power’s issuance of its 14% Convertible Notes due January 1, 2014, referred to as the 14% convertible notes, in the original principal amount of $3,000,000. The January 1, 2010 interest payment due on the 14% convertible notes issued to DBT, along with interest due on the other $5,000,000 principal amount of 14% convertible notes previously issued, was not paid by EPC. The trustee has given the Company notice of default but to date neither the trustee nor any of the note holders have made any attempt to accelerate payment of these notes.

Facility and Business Development Efforts

Identified Facilities Development

The following table sets forth facilities that we have identified to date as being under development by Microgy and its affiliates, including information with respect to the type of facility, its location, and its anticipated output:

Facility	Location	Type Gas	RNG Production(a)
Rio Leche	TX	RNG®	670,000
Cnossen	TX	RNG®	670,000
Hanford Cluster	CA	RNG®	618,000
Bar 20(b)	CA	RNG®	629,000
Maddox	CA	RNG®	340,000
Weld County(b)	CO	RNG®	651,000
Swift-Grand Island	NE	Inside-the-Fence	235,000

Total			3,813,000

(a)	Expected gas production in MMBtu / year at full operation

(b)	Ownership transferred in January 2010 to HMI Energy, LLC, in which Microgy has a 30% interest.

The foregoing table does not include the Huckabay Ridge facility, which commenced operations in 2008.

The HMI Energy Joint Venture

We have been examining various strategic alternatives over the last several months in support of the build-out of Microgy’s project pipeline. In connection with these efforts, in January 2010, Microgy formed a joint development company with Homeland Renewable Energy, Inc., referred to as HRE, whereby Microgy contributed certain assets, as more fully described below, as its equity contribution for a 30% ownership position, and HRE will contribute $1,500,000 in cash as its equity contribution for its 70% ownership position.

We entered into the following agreements relating to the joint venture with HRE, referred to as the JV Agreements:

•	a Contribution Agreement, dated January 29, 2010, referred to as the Microgy Contribution Agreement, among Microgy, HMI Energy, LLC, referred to as HMI, and Environmental Power;

•	a Contribution Agreement, dated January 29, 2010, referred to as the HRE Contribution Agreement, between HRE and HMI; and

•	a Limited Liability Company Agreement of HMI, dated January 29, 2010, referred to as the LLC Agreement, between Microgy and HRE.

Pursuant to the Microgy Contribution Agreement, Microgy contributed to HMI

•	certain assets relating to its proposed Bar 20 project in California and its proposed Weld County project in Colorado,

•	right of first refusal on up to five additional future projects,

•	Microgy’s right to receive net revenues from its Wisconsin projects and the rights and obligations relating to such projects, and

•	Microgy’s right to net receipts from sales of carbon credits available to Microgy, other than those owned or otherwise available to our other subsidiaries, Microgy Holdings and Microgy Grand Island.

In exchange for the foregoing assets, Microgy received 30% of the outstanding membership interests in HMI and has received payments from HMI totaling $1,100,000. The remaining $400,000 is due and expected shortly.

In connection with the transactions contemplated by the Microgy Contribution Agreement and the HRE Contribution Agreement, Microgy and HRE entered into the LLC Agreement, which sets forth:

•	customary terms for the governance of HMI, consistent with HRE’s majority ownership but providing for certain minority protections for Microgy;

•

provisions relating to capital calls for financing the joint venture’s projects, including provision for an effective 12% carried interest for Microgy in any project for which it does not meet the capital call and an effective 21% carried interest for HRE in any project for which it does not meet the capital call;

•

provisions relating to the negotiation of a Management Services Agreement, pursuant to which Microgy would provide customary management services to HMI, and an Operations and Maintenance Agreement, pursuant to which Microgy would provide customary operations and maintenance services to projects developed by HMI, each to be on commercially reasonably terms, including reimbursement of costs and market-based fees;

•

rights of first refusal on the part of HMI with respect to the development and ownership of Microgy’s next five projects and Microgy’s obligation to use its development efforts exclusively for the benefit of HMI, which rights of refusal and exclusivity obligations terminate upon the earlier to occur of Microgy obtaining all necessary site and manure supply agreements, construction permits and approvals and commercially reasonable offtake agreements for all five such projects or the expiration or termination of the management services agreement and operations and maintenance agreement; and

•	the limited right to buy out HRE’s ownership in HMI for 120% of the purchase price paid for the membership interests in HMI in certain circumstances.

HRE specializes in large scale animal waste remediation in the United States, through the development, construction and operation of renewable energy power plants fueled by poultry litter and other agricultural residues. In addition, HRE markets the ash residue from poultry litter combustion as a nutrient rich fertilizer and develops woody biomass fueled power plants through a joint venture with Laidlaw Energy (OTC: LLEG.PK). Microgy believes that entering into the JV Agreements with HRE will provide it with a business partner that can assist Microgy in accelerating the development of the projects contributed by Microgy to the joint venture.

Customers and Suppliers

Customers

Microgy intends to sell the gas generated by its facilities pursuant to mid- to long-term purchase and sale commitments with fixed or predictable prices, at a premium to the natural gas market. When beneficial, Microgy may elect to sell some of the gas in the spot market, as a commodity with price hedging mechanisms.

Microgy’s smaller-scale multi-digester facilities will be developed to supply the gas needs of a single customer on-site, such as Swift, pursuant to a long-term purchase and sale agreement, though Microgy expects to have the right to market excess gas not used by these customers.

In the twelve months ending December 31, 2009, we recognized $3,763,000 in total revenues from sales of RNG®, tipping fees and a grant at our Huckabay Ridge facility and revenues of $948,000 from gas sales, operations and maintenance services and greenhouse gas sequestration credit sales related to the Wisconsin facilities.

Microgy had two significant customers in 2009, Dairyland and Pacific Gas & Electric Company. In 2009, Pacific Gas and Electric accounted for 70% of revenues and Dairyland accounted for 19% of revenues. We believe our relationship with these customers is good.

In March 2009, we signed a 10 year renewable natural gas supply agreement with Xcel Energy. The agreement, which has an additional 10 year option, provides that the Microgy RNG® will be sold to Xcel on a fixed price basis at a premium to the current market price for traditional natural gas. The production will come from a facility in Colorado on which we intend to commence construction when we have obtained the necessary permits, equity and debt financing.

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

Discontinued Operations

Buzzard Power Corporation, referred to as Buzzard, is a subsidiary of our wholly-owned subsidiary, EPC Corporation. Buzzard formerly leased a generating facility from Scrubgrass Generating Company, L.P. The Scrubgrass plant, referred to as Scrubgrass, located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. Buzzard completed the disposition of its leasehold interest in this facility on February 29, 2008.

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

In many cases, these regulations require a lengthy and complex process of obtaining and maintaining licenses, permits and approvals from federal, state and local agencies. We also have and will have significant administrative responsibilities to monitor our compliance with the regulations. As regulations are enacted or adopted in any of these jurisdictions, we cannot predict the effect of compliance therewith on our business. Our failure to comply with all new applicable requirements could require modifications to operating facilities. During periods of non-compliance, our operating facilities may be forced to shut down until the compliance issues are resolved. We are responsible for ensuring the compliance of our facilities with all the applicable requirements and, accordingly, we attempt to minimize these risks by dealing with reputable contractors and using appropriate technology to measure compliance with the applicable standards. The cost of environmental regulation, including the associated asset retirement obligation, does and will continue to affect our profitability.

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

We expect that any climate change legislation, or any international treaties relating to climate change, may have a positive effect on our business to the extent that they increase demand for our projects or enhance the market for the greenhouse gas offsets and credits produced by our facilities.

Energy Regulation

As evidenced by the facilities developed by Microgy in Wisconsin, Microgy’s anaerobic digester facilities can be used for the generation of electricity. In the event that Microgy were to pursue applications of its technology for the generation of electricity for sale by Microgy into the electric grid, any such generating facility would become subject to the complex matrix of federal and state regulation of the energy sector, including the federal Public Utility Regulatory Policies Act, the Federal Power Act and the regulation and oversight of state public utility commissions. Microgy, itself, does not currently produce electricity for sale into the electric grid.

Employees

As of December 31, 2009, we had thirty-one full and part-time employees, including executive officers and other marketing, finance, engineering and administrative personnel. None of our employees are represented by a collective bargaining agreement, and we consider our relations with our employees to be good. Eleven of the thirty-one employees are operating personnel at our Wisconsin or Texas facilities.

Available Information

We maintain a website with the address www.environmentalpower.com. We are not including the information contained on our website as part of, or incorporating it by reference into this annual report. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

Risks Relating to Our Business

We have experienced losses to date, and we anticipate that we will continue to experience losses through at least 2012, which means that we will have to raise significant additional financing during the first half of 2010 in order to continue our business operations. The opinion from our independent auditors as of December 31, 2009, stated that there is substantial doubt at December 31, 2009, about our ability to continue as a going concern.

We are a company that has been pursuing an aggressive and novel business approach to the construction and operation of renewable energy facilities and the production of renewable natural gas. As noted below, our sole operating business, Microgy, is in the early stages of its development. As a result, we have a history of losses. For the twelve months ended December 31, 2009, we incurred a net loss from continuing operations of $36,112,000 including a non-cash write-down for the impairment of certain assets of $26,070,000. For the year ended December 31, 2008, we incurred a net loss from continuing operations of $22,996,000 which includes a non-cash, non-recurring expense for the impairment of goodwill of $4,913,000. For the year ended December 31, 2007 we incurred a net loss from continuing operations of $11,161,000. We expect to continue to incur losses, reduce our earnings or, as the case may be, add to our deficit as we seek to further develop our business. We currently expect that these ongoing losses will adversely affect our financial condition through at least 2012. Future losses are likely to continue unless we successfully implement our business plan. As a result of these losses, we anticipate that we will, in all likelihood, have to rely on external financing for most of our capital and operational requirements. We will need to raise substantial financing in order to fund ongoing general and administrative expenses associated with our corporate overhead, debt service and dividend requirements to continue as a going concern. While we have raised $1,100,000 in cash to date from the contribution of certain assets to a joint venture, these funds will not be sufficient to meet our operating needs during the first half of 2010. We currently have no commitments for any additional financing. We cannot assure you such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Our inability to obtain adequate financing would likely result in the need to cease our business operations and would materially impair the value of your investment in our securities.

As a result of our failure to make certain payments, we and our subsidiaries are currently in default under various obligations, and we cannot determine the remedies our creditors may exercise.

We failed to make the payment in respect of the January 1, 2010 interest payment on our 14% Convertible Notes due January 1, 2014, referred to as the 14% convertible notes. In addition, we failed to make certain payments to Xergi, A/S, referred to as Xergi, under our Cooperation Agreement, dated April 23, 2009, referred to as the Cooperation Agreement, among us, our subsidiary, Microgy, Inc., Xergi and Danish Biogas Technology, A/S, referred to as DBT. Our subsidiary, Microgy Holdings, LLC, referred to as Microgy Holdings, failed to make the payments in respect to the December 1, 2009 interest payments on the remaining Texas tax-exempt bonds and California tax-exempt bonds on which it and its subsidiaries are obligated from its own funds. In addition, our subsidiary, Microgy Grand Island, LLC, failed to make payments in respect to the December 1, 2009 interest payments on the Nebraska tax-exempt bonds on which it is obligated from its own funds, and has other creditors which remain unpaid. We have been given notice of default under the indenture for the 14% convertible notes, but neither the holders nor the trustee thereunder have taken any further action with respect to such default. We have been given notice of default under the indentures for the Texas and California tax-exempt bonds, and the holders of the Texas and California tax-exempt bonds have accelerated the obligations associated with the bonds in full, but have not taken any further action to enforce their rights in any collateral. We have not been given notice of default under the indenture for the Nebraska tax-exempt bonds, and neither the holders nor the trustee thereunder have taken any action with respect to such default. Finally, we have been given notice of material breach of the Cooperation Agreement, but neither Xergi nor DBT has taken any further action with respect to such breach. We currently have outstanding past due and unpaid obligations of $560,000 in respect of the 14% convertible notes, $23,088,000 in respect of the Texas tax-exempt bonds plus accrued interest from December 1, 2009, $8,356,000 in respect of the California tax-exempt bonds plus accrued interest from December 1, 2009, and $300,000 in respect of payments owed to Xergi under the Cooperation Agreement, and $1,334,000 in dividends on our series A preferred stock, among other amounts owed to other creditors. We currently do not have sufficient funds to pay any of these amounts.

We cannot predict what actions our creditors may take. Relevant agreements with Texas and California bondholders, entered into prior to the acceleration of obligations underlying the bonds, provide for cross-collateralization of all of the assets associated with our Huckabay Ridge facility, our Rio Leche and Cnossen projects in Texas, and our Riverdale and Hanford projects in California. The Nebraska tax-exempt bonds are secured by the assets associated with our Grand Island facility. Our other obligations are unsecured. The holders of the Texas, California and Nebraska tax-exempt bonds may take steps to foreclose on their collateral, although to date none has done so. Our creditors could also seek to initiate involuntary proceedings under the United States Bankruptcy Code, or we may determine that it is in our best interest to initiate such proceedings voluntarily. While we are in discussions with some of these creditors and other parties with respect to these obligations, we cannot assure you that any such discussions will result in a favorable resolution of these obligations. The foregoing circumstances, and the actions our creditors may elect to take with respect to them, are likely to result in a material adverse effect on our business as well as a material impairment of the value of your investment in our securities.

Our sole operating business, Microgy, has limited operating history from which to evaluate its business and products.

Our sole operating business, Microgy, was formed in 1999 and remains in the early stages of its development. Microgy is developing facilities that use environmentally friendly anaerobic digestion and other technologies to produce biogas from animal and organic wastes. Although Microgy has developed and operates three single digester facilities in Wisconsin and the multi-digester Huckabay Ridge facility, Microgy still has limited experience in the construction and operation of multiple digester facilities such as those Microgy is currently constructing or intends to construct, and limited experience in gas conditioning or the sale of gas as a commodity. In addition, Microgy experienced challenges during the startup and initial operation of the Huckabay Ridge facility that resulted in outages for corrective measures. We took advantage of such an outage to complete comprehensive upgrades to process-instrumentation and controls, the gas conditioning system, and the gas-collection system in order to achieve anticipated performance levels. While we gained valuable knowledge as to our processes and incorporated the lessons learned into future projects, we cannot assure you that similar challenges will not be encountered with respect to future facilities. Because of Microgy’s limited experience, there is a risk that Microgy may never be profitable.

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

Because we have not yet generated sufficient positive cash flow, and do not expect to do so until at least 2012, we do not have adequate funds on hand to complete construction of the facilities we currently have planned. We are seeking and will require corporate, project or group financing to fund the cost of any development we may decide to pursue for Microgy’s facilities. This financing may be difficult or impossible for us to obtain particularly in the current economic environment, in which capital raising activities are especially challenging. If we are unable to obtain such financing, the value of our Microgy investment may be reduced significantly, and we may be required to substantially curtail our business or completely cease construction or operation of any facilities. The availability of additional financing will depend on prospective lenders’ or investors’ review of our financial capabilities as well as specific facilities and other factors, including their assessment of our ability to construct and manage each facility successfully and the current state of the economy. Such financing may not be available to us on acceptable terms, or at all. If we are unable to obtain the required financing, we will have to reduce the number of projects we construct and may even have to curtail or cease our business operations, which would have a material adverse effect on your investment in our securities.

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

In connection with financial closings on projects, we have pledged all of our interests in our facilities in Texas and California as security for the loans relating to Microgy Holdings’ tax-exempt bond financings in those jurisdictions, and our subsidiary, Microgy Grand Island, LLC, has entered into a financing lease with respect to the Grand Island facility. We are in default on these loans and the bondholders could seek to initiate foreclosure proceedings on these assets.

We have invested, and expect to invest, substantial funds and resources in the Huckabay Ridge facility and the other multi-digester, renewable natural gas facilities in Texas, California and Nebraska. In connection with initial financial closings on the projects, we pledged all of our interest in the Huckabay Ridge facility, as well as the Rio Leche, Cnossen and Mission facilities in Texas as collateral security for the loan to our subsidiary, Microgy Holdings, from the Gulf Coast Industrial Development Authority of Texas relating to the $60 million tax-exempt bond financing we completed in November 2006. The outstanding principal amount of these bonds has been reduced to $23,088,711. We pledged all of our interest in the Riverdale and Hanford facilities in California as collateral security for the loan to our subsidiary, Microgy Holdings, from the California Statewide Communities Development Authority relating to the $62.425 million tax-exempt bond financing we completed in September 2008. The outstanding amount of these bonds has been reduced to $8,355,699. Both the Texas and California bonds are now in default and have been accelerated. While these loans are non-recourse to Environmental Power, in certain circumstances Environmental Power is required to provide at least 20% of the construction costs of these facilities, as well as to cover any cost overruns in construction and certain other significant costs, which if applicable would represent a substantial investment of corporate resources. Because Microgy Holdings is in default on these loans, bondholders by foreclosure proceedings could seek to seize some or all of our investment in the Texas and California facilities, which if successful would have a material adverse effect on our business, financial condition and results of operations as well as your investment in our securities. In addition, our subsidiary, Microgy Grand Island, LLC, has entered into a $7.0 million sale and leaseback transaction with the City of Grand Island, Nebraska in connection with its tax-exempt bond financing in Nebraska to finance the construction of the Grand Island facility, and has guaranteed the City’s obligations under the tax-exempt bonds. Environmental Power has equity contribution and support obligations with respect to the Grand Island facility that are substantially similar to those under the Texas and California financings. Microgy Grand Island is in default on its guarantee obligations to the City of Grand Island, and we may lose some or all of our investment in the Grand Island facility, which would have a material adverse effect on our business, financial condition and results of operations.

Microgy faces competition in the renewable energy market as well as for the resources necessary to operate its facilities.

Microgy plans to generate revenue from the development and ownership of facilities that market renewable “green” energy in addition to providing pollution control features to the agricultural and food industry markets.

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

Microgy’s facilities and sites are sensitive to extreme weather events. For instance, the anaerobic digestion process requires temperatures within a certain band, and extreme cold or heat may negatively impact the process or increase operating costs as a result of the need to counter such temperatures. Also, our sites contain retention ponds that have been designed with ample capacity to collect and retain storm water run-off, but, despite applying best maintenance practices, that capacity on rare occasions can be strained by severe rainfall. Thus, in August 2008, a 25-year record rainfall event caused a storm water retention pond breach and spill that required cleanup of a dry creek bed and reporting to the local environmental authorities, and earlier this year heavy rains saturated neighboring properties at Huckabay Ridge and thus significantly limited the ability of neighboring properties to utilize the plant’s effluent, which we distribute pursuant to a commercial-fertilizer registration issued by the Texas State Chemist. While Microgy considers typical local weather conditions in the design of its facilities and maintains appropriate insurance to mitigate associated risks to the extent commercially feasible, Microgy cannot anticipate all unusual weather events, and such events have had and may in the future have a material adverse effect on the operation of its facilities.

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

We expect that Microgy’s facilities are likely to be subject to various local, state and federal government regulations, including regulations covering air and water quality, solid waste disposal and related pollution issues. These regulations are mandated by the United States Environmental Protection Agency, or EPA, and state and local governments and are usually implemented through a permitting process, with ongoing compliance requirements thereafter. For example, grease-trap waste from restaurants and other food service providers is a desirable and highly available form of substrate for our facilities in Texas. However, the Texas environmental authorities required that we obtain a solid-waste permit for each of our planned facilities in Texas to the extent we desire to use grease-trap waste as substrate in the operation of such facilities. In addition, while we are authorized to distribute our effluent in Texas to neighboring properties pursuant to a commercial-fertilizer registration issued by the Texas State Chemist, the neighboring properties are still subject to regulations that require application of the effluent at agronomically sound rates. There are times when a customer has to curtail use of our liquid byproduct to prevent over-application, thereby necessitating that we find other outlets for the byproduct, potentially increasing operating costs, including provision for interim storage. We expect that all of our facilities will be required to obtain and comply with various environmental and other permits and approvals, which will vary from location to location. In addition, our activities will fall under a number of health and safety regulations and laws and regulations relating to farming and zoning. Compliance with these regulations and permitting requirements could delay the development of facilities and/or add to our operating costs on an interim or even a permanent basis and harm our financial condition or potentially require that we discontinue operations, depending upon the severity and duration of a particular compliance issue.

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

A significant portion of our outstanding shares of common stock had been restricted from immediate resale, but is now available for sale in the market pursuant to Rule 144 under the Securities Act of 1933. As of December 31, 2009, we had approximately:

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

In May 2007, we issued to Cargill, Incorporated warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share, representing 1% of our fully diluted common stock at the time, as required by a business development agreement with Cargill that expired in 2009.

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

As of December 31, 2009, we had outstanding options, warrants and stock appreciation rights to acquire up to approximately 5,096,536 shares of our common stock at prices ranging from $0.20 to $8.89 per share, with a weighted average exercise price of $4.51 per share and an average remaining contractual term of 3.8 years. The shares of common stock issuable upon exercise of these options will be freely transferable without restriction, except to the extent that they are held by our affiliates. Any shares held by our affiliates may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 157,000 shares as of December 31, 2009, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

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

As of December 31, 2009, executive officers and directors, including Richard E. Kessel, Joseph E. Cresci, Roger Ballentine, Kamlesh R. Tejwani, Robert I. Weisberg, John R. Cooper, August Schumacher, Jr., Lon Hatamiya, Steven Kessner, Michael E. Thomas and Dennis Haines, beneficially owned approximately 17.5% of our outstanding common stock. In addition, the three holders of our series A preferred stock, two of which are affiliated with each other, control approximately 18.3% of the total number of votes currently entitled to be cast at any meeting of our stockholders. While there are no voting agreements among them, such persons, as a group, may be able to exercise some level of control over the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control of our company and, therefore, your opportunity to sell your shares in such a transaction. Furthermore, the holders of our series A preferred stock have special approval rights with respect to certain changes to our certificate of incorporation and certain other corporate actions.

The lack of a developed trading market may make it difficult for you to sell shares of our common stock.

While our common stock is currently listed for trading on the Nasdaq Capital Market, trading activity in our common stock has fluctuated and has at times been limited. For example, for the one-month period from December 1, 2009 to December 31, 2009, our daily trading volume ranged from a low of 9,700 shares to a high of 969,200 shares, and averaged 255,000 shares a day. We cannot guarantee that a consistently active trading market will develop in the future. As a result, a holder of our common stock may find it difficult to dispose of our common stock.

If we fail to continue to meet all applicable continued listing requirements of The Nasdaq Capital Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other listing requirements. Among these requirements is that our common stock maintain a minimum closing bid price of at least $1.00 per share. On March 16, 2010, we received notice from Nasdaq that we were not in compliance with the $1.00 minimum bid requirement for continued listing and that our securities would be delisted. As permitted under the Nasdaq rules we have appealed this decision which will defer any delisting until after the appeal is heard in 30 to 45 days. We will consider available options to regain compliance with the minimum bid price requirement. Nasdaq has informed us that the only historically acceptable definitive plan for regaining compliance is a reverse stock split. We are unable to determine if we will be successful with our appeal and may in any event determine it is in the best interest of our company to delist our securities even if our appeal is successful. We disclaim any intention or obligation to update the statements in this report for purposes of disclosing any action or response that we decide to take after the date hereof.

If our stock is delisted, an active trading market for our common stock may not be sustained and the market price of our common stock could decline. In addition, the delisting of our common stock would also trigger a right on the part of the holders of our outstanding shares of series A preferred stock to increase the cumulative dividend rate on such shares from 9% per year to 16% per year and such holders may claim other damages. We cannot assure you that we will not ultimately fail to comply with Nasdaq listing standards or voluntarily decide to delist our stock from The Nasdaq Capital Market.

The market price for our common stock has been and may continue to be volatile.

The market price for our common stock has been volatile, and it is likely to continue to be so. For instance the price of our common stock reached a high of $1.09 in the first quarter of 2009 and a low of $0.14 in the fourth quarter of 2009. While we cannot state with any certainty the specific reasons for the recent volatility of our stock price, we believe that such volatility could be due to the current financial recession and related economic uncertainties and their impact on the stock market generally as well as on the stock prices of early stage companies such as ours, in addition to the risks and uncertainties regarding our business described elsewhere in this report. In addition, the market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new facilities and products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance. Furthermore, the stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies such as ours. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. As a result of fluctuations related or unrelated to our performance, the value of our common stock may be materially adversely affected.

We will require and are actively seeking significant additional financing, which may result in our issuing a significant number of shares of our common stock or preferred stock, which in turn may dilute the value of your shares.

We continue to work with our financial advisors to identify and explore various opportunities to raise the capital we require. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern. We will require and will continue to seek corporate and project financing to fund our ongoing overhead and growth plans as well as the cost of any development we may decide to pursue for our facilities. Without limiting the foregoing, as described elsewhere in this annual report, we will have to raise significant additional financing in the first half of 2010 in order to fund ongoing general and administrative expenses associated with our corporate overhead as well as debt service and dividend requirements and to continue as a going concern. We cannot assure you that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any such financing could be in the form of debt or equity instruments or a combination of debt and equity instruments. To the extent any such financing involves equity or convertible debt, we may issue a significant number of shares of our common stock or preferred stock, which will dilute an existing investment in our common stock, and we may issue such shares at prices that may be lower than the price paid for our common stock by our stockholders. In addition, if we issue shares of preferred stock, such preferred stock may have rights and preferences that are superior to those of our common stock. Indeed, the shares of our series A preferred stock issued in our November 2006 private placement have rights and preferences that are superior to those of our common stock. Because we are authorized to issue shares of additional series of preferred stock, as designated by our board of directors, subject to certain limitations included in the terms of our series A preferred stock, we may issue more shares of preferred stock in the future.

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

In the ordinary course of our business, we currently lease office space in Golden, Colorado and Tarrytown, New York. The office space in Golden, Colorado has been subleased to a third party. We believe this office space, including the space for our corporate headquarters, located in Tarrytown, New York, is replaceable at reasonable rates.

Microgy Holdings’ wholly-owned subsidiary, MST Estates LLC, owns approximately seventy-two acres of land in Erath County, Texas, which is the site on which the Huckabay Ridge facility is located. We believe the company’s Huckabay Ridge facility is the largest renewable natural gas plant of its kind in North America. The plant generates methane-rich biogas from manure and other agricultural waste, conditions it to natural gas standards and distributes it through a commercial pipeline. Huckabay Ridge consists of eight anaerobic digesters that extract methane-rich biogas from waste to produce energy. This property is subject to a mortgage securing the obligations under our Texas and California tax-exempt bonds.

Microgy Holdings’ wholly-owned subsidiary, Rio Leche Estates L.L.C., owns approximately ninety-two acres of land in Dublin, Texas, which is the site on which the planned Rio Leche facility would be located. This property is subject to a mortgage securing the obligations under our Texas and California tax-exempt bonds.

In addition to the foregoing, in the ordinary course of our business, certain of the company’s operating subsidiaries enter into long-term leases with nominal annual rent authorizing construction and operation of our facilities on various host properties.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of February 28, 2010 are set forth below:

Name	Age	Position
Richard E. Kessel	60	President and Chief Executive Officer and President
Michael E. Thomas	50	Senior Vice President, Chief Financial Officer and Treasurer
Dennis Haines	57	Vice President , General Counsel and Secretary

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

Market Price of and Dividends on Environmental Power’s Common Stock and Related Stockholder Matters

Our common stock currently trades on the Nasdaq Capital Market under the symbol “EPG.” As of December 31, 2009 there were approximately 215 record holders and over 5,500 beneficial holders of our common stock.

The following table shows the high and low sales prices for our common stock as reported on the Nasdaq Capital Market for each of the quarters in the years ended December 31, 2008 and 2009, respectively.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$6.25	$3.65
Second Quarter	5.62	3.94
Third Quarter	4.60	1.62
Fourth Quarter	2.25	0.28

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$1.09	$0.25
Second Quarter	0.82	0.33
Third Quarter	0.69	0.41
Fourth Quarter	0.48	0.14

Our board of directors has not declared any dividends on our common stock since the last quarter of 2000. Due to the anticipated continued expansion of our business, our board of directors has determined that available cash should be used for operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock. In addition, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock remain outstanding or any accrued dividends on the series A preferred stock remain unpaid. As of January 1, 2010, $1,334,179 in preferred dividends were accrued and unpaid.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Not applicable.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph compares the cumulative stockholder return on our Common Stock with the return on the Nasdaq Index, which represents other similarly sized issuers traded on The Nasdaq Capital Market, where our common stock trades and SIC Code 1311 (Crude Petroleum & Natural Gas), which represents an index for the industry which we believe to be most comparable to that in which most of our business is now conducted, in each case for the five year period ended December 31, 2009. The comparison assumes an investment of $100 on January 1, 2005 in each of our common stock, the Nasdaq Index, and the SIC Code 1311 and assumes the reinvestment of dividends.

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

We derived the statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of future results. You should read the notes to our consolidated financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

Amounts in thousands except per share amounts	Year Ended December 31
	2009	2008	2007	2006	2005
Results of Operations Data:
Revenues	$4,711	$2,905	$1,175	$2,216	$4,088
Costs and expenses:
Operations and maintenance	3,607	7,118	942	2,099	6,116
Impairment of assets	26,070	4,913	—	—	—
General and administrative expenses	6,408	12,003	12,444	11,229	6,810
Depreciation and amortization	1,541	1,359	304	299	250

Total Costs and Expenses	37,626	25,393	13,690	13,627	13,176
Operating Loss	(32,915)	(22,488)	(12,515)	(11,411)	(9,088)
Other income (expense):
Interest income	42	487	783	448	233
Interest expense	(3,344)	(969)	(12)	(9)	(6)
Other income	134	—	584	—	33

Total other income (expense)	(3,168)	(482)	1,355	439	260
Net Loss before Income Taxes	(36,083)	(22,970)	(11,160)	(10,972)	(8,828)
Income tax expense	29	26	1	427	12

Net Loss from Continuing Operations	(36,112)	(22,996)	(11,161)	(11,399)	(8,840)
Net Income (Loss) from Discontinued Operations	—	6,989	(6,196)	(2,716)	(2,574)

Net Loss	(36,112)	(16,007)	(17,357)	(14,115)	(11,414)
Preferred Securities Dividend Requirements	(1,334)	(1,326)	(1,348)	(198)	(5)
Beneficial Conversion Feature of Preferred Stock	—	—	(57)	(4,131)	—
Change in Value of Modified Warrants	—	—	(98)	—	—

Net Loss Applicable to Common Shareholders	$(37,447)	$(17,333)	$(18,860)	$(18,444)	$(11,419)

Weighted average number of common shares outstanding on a diluted basis	15,587	15,579	11,339	9,635	7,384
Basic and Diluted Net Income (Loss) per Common Share	$(2.40)	$(1.11)	$(1.66)	$(1.91)	$(1.55)
From Continuing Operations	(2.40)	(1.56)	(1.12)	(1.63)	(1.20)
From Discontinued Operations	—	0.45	(0.54)	(0.28)	(0.35)

Balance Sheet Data (Continuing Operations):
Total assets	$42,747	$162,013	$113,049	$93,051	$27,705
Working capital, including restricted cash	(48,594)	103,746	70,208	64,261	14,176
Long-term obligations	1,432	129,475	60,658	60,717	645
Common Shareholders’ equity (deficit)	(19,481)	17,718	33,115	18,521	25,697

Item 7.	Management’s Discussion and Analysis of Financial Statements and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this annual report on Form 10-K and our consolidated financial statements and accompanying notes appearing in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward looking statements due to important factors including, but not limited to, those set forth in Part I, Item IA-Risk Factors appearing elsewhere in this report.

OVERVIEW

Environmental Power is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean and reliable. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for federal tax subsidies. Any such government assistance would, however, benefit Environmental Power’s facilities by increasing their potential for profitability, while at the same time expanding opportunities for the profitable deployment of such facilities. Environmental Power believes that a number of factors, including volatile energy prices, greater desire for renewable energy sources, more stringent environmental and waste management requirements imposed on farmers and food industry waste producers, and revenue opportunities from carbon sequestration credits will continue to provide favorable market conditions for its business.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry and other organic wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal, food industry and other organic wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Due to the increased demand for renewable energy Microgy believes that its systems can be profitable without the need for federal subsidies, rebates, or grants. Nevertheless, Microgy believes that tax credits and other such incentives may be available in the future to Microgy’s facilities, and such incentives would serve to enhance the potential profitability of its facilities. Future climate change legislation, if any, may enhance the value of Microgy’s products. In addition, the energy output from Microgy’s systems may carry a premium price in some areas, as numerous environmentally responsible entities are seeking renewable energy sources and many states have either passed or are considering legislation requiring utilities to obtain or generate a certain percentage of their power from renewable sources.

In addition to the value generated from the production and sale of renewable gas, our facilities produce soil amendment products that can be used as a bedding, compost or peat moss and liquid fertilizer that can be used for crop growth. We believe that our facilities can generate additional environmental benefits with significant economic and social value by providing a valuable waste management solution for farms and other producers of organic wastes, such as those in the food industry. Federal and state agencies have either passed or are considering regulations that require concentrated animal feeding operations, referred to as CAFOs, to implement changes to their current waste management practices. We believe that these increasingly stringent environmental regulations will be another factor creating opportunities for the deployment of our systems.

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model either entirely or together with financial or operating partners. Under this model Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize both its system design and its approach to the marketplace in order to allow for a cost-effective scale-up of its business.

Having constructed both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops, either outright, through an affiliated company, or in substantial part, through HMI Energy, LLC, a joint-venture company formed in January 2010 (discussed further below), in which Microgy owns 30% of the membership interests. Our multi-digester facilities will primarily produce pipeline-quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, compressed natural gas, referred to as CNG, or liquid natural gas, referred to as LNG, from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles.

Microgy’s efforts have resulted, most recently, in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows and produce 575,000 MMBtus of RNG® annually. The gas is treated and compressed to produce pipeline grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 782,000 million British Thermal Units, or MMBtus, of pipeline-grade methane for sale per year once a planned combined heat and power, or CHP, system has been installed and potential modifications made to the gas processing systems.

We have two other multi-digester facilities in development in Texas having expected output of 670,000 MMBtus. We have also announced three proposed multi-digester RNG® facilities in California, and a proposed multi-digester RNG® facility in Colorado. These projects are in various stages of development. In January 2010, Microgy contributed its interest in one of the California projects and the Colorado project to the new joint venture, HMI Energy, LLC, described below.

Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The Grand Island facility will consist of two 1.3 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Grand Island facility. However these bonds are currently in default and the trustee or

25% of the bondholders could accelerate the bonds and demand repayment at any time. We are currently seeking a solution to these circumstances, including the financing to complete construction of the facility, but we cannot assure you that we will be successful in doing so on favorable terms, or at all.

In addition, Microgy is operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity. In January 2010, Microgy contributed the rights to the net revenues of the Wisconsin facilities to HMI Energy, LLC.

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

The assets and liabilities of Buzzard have been accounted for as discontinued operations for sale for all periods presented in accordance with the criterion established in Accounting Standard Codification (“ASC”) 360-10-5-35 Impairment or Disposal of Long Lived Assets. We no longer have a continuing involvement with the Buzzard business since we disposed of the leasehold interest in the Scrubgrass facility and do not continue any revenue or cost-generating activities related to Buzzard. As required by the ASC, the accompanying consolidated balance sheets and statements of operations report the assets, liabilities and operations of Buzzard as discontinued operations.

GOING CONCERN

The company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development-oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the year ended December 31, 2009, we incurred a net loss applicable to common shareholders of $37,447,000 and used cash of $8,190,000 in operating activities. We anticipate incurring losses at least through 2012 as we continue the construction of our portfolio of announced projects subject to the availability of funding. As of December 31, 2009, we had an accumulated deficit of $105,122,000, and our unrestricted cash and cash equivalents amounted to $663,000. Currently, our facility at Huckabay Ridge, Texas will not generate sufficient positive cash flow, by itself, to meet our short-term and long-term corporate and project-related capital requirements. In addition we were unable to make the January 1, 2010 interest payment of $560,000 on our 14% convertible notes and did not make either the July 1, 2009 or January 1, 2010 dividend payments on our 9% Series A preferred stock which total $1,334,000. Our subsidiary, Microgy Holdings, LLC, referred to as Microgy Holdings, is in default on outstanding tax-exempt bonds and the bondholders have accelerated demand for payment on these obligations. Microgy Holdings does not have cash to pay these obligations. Among the options available to the bondholders is to seek to foreclose on the Huckabay Ridge facility and the other Texas and California projects included in their collateral. To date bondholders have not yet attempted to do so. Our subsidiary Microgy Grand Island, LLC, referred to as Microgy Grand Island is in default on outstanding tax-exempt bonds but the bondholders have not given notice of default or taken any action to accelerated demand for payment on these obligations.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses and Huckabay Ridge is generating positive operating cash flow, we will need to raise substantial funds during the first half of 2010 in order to fund ongoing general and administrative expenses as well as debt service and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on January 29, 2010 we completed a transaction whereby, through the establishment of a joint venture, we expect to receive $1,500,000 in the first quarter of 2010. This transaction is explained in greater detail in Note P—Subsequent Events. We continue to work with our independent financial advisors to identify and explore various opportunities to raise the capital we require as well as other strategic alternatives. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at December 31, 2009 about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Management believes the following critical accounting policies, among others discussed in Note D to our consolidated annual financial statements appearing in this report, involve the more significant judgments and estimates that were used in the preparation of our consolidated financial statements.

Accounts Receivable

Accounts receivable is presented on the consolidated balance sheets net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual collectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

Notes Receivable

In 2005, we completed construction of the digesters at Five Star Dairy and Wild Rose Dairy and in 2006, we completed construction of the digester at the Norswiss Dairy, collectively “Dairyland sites”. The sales price for each digester was $1,037,000 and is to be paid out of the cash flow from the sale of gas and greenhouse gas sequestration credits generated under the applicable biogas supply agreement between the digester owner and Dairyland sites, which extends through 11 years after the sale for the facility to which it relates. We will be paid up to a maximum of $3,111,000 in the aggregate, plus simple interest at 5% per annum, which is evidenced by three separate notes from each of the digester owners of $1,037,000 each. In 2009 and 2008, the company received payments of $18,000 and $219,000, respectively, from the sale of carbon sequestration credits which were applied to these notes. As of December 31, 2009 after giving effect to the $750,000 bad debt allowance relating to these notes established in 2005, the notes have an aggregate remaining balance of $1,515,000 which we expect to collect in its entirety. We will continue to evaluate the estimated operating cash flows from these digesters that support the ability to realize these notes and make further adjustments, if required. As described in Note P—Subsequent Events, we contributed certain rights related to the collection of these notes, among other assets, to the joint venture we entered into in January 2010.

Intangible Assets

Under the provisions of ASC 350 Goodwill and Other Intangibles

•	goodwill and indefinite-lived intangible assets are tested for impairment at least annually;

•	goodwill and indefinite-lived intangible assets are no longer to be amortized to income; and

•	the amortization period of intangible assets with finite lives can be no longer than forty years.

The Company acquired Microgy, Inc. in 1999. This acquisition resulted in an initial allocation of $4,913,000 to goodwill. The impairment evaluation for goodwill had been conducted at least annually, or more frequently, if events or changes in circumstances indicated that an asset might be impaired. The evaluation was performed using a two-step process. The first step compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required. The Company estimates the fair values of its reporting unit using the income approach which measures the value of an intangible asset based on the expected stream of monetary benefits attributable to it over its remaining useful life.

The Company annually performed tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted in the Company’s determination that the entire balance of $4,913,000 was impaired, due primarily to the current market price of its common stock relative to its book value, projections of future cash flows and other factors. Previously, the market price of the Company’s common stock and, consequently, its market capitalization were relatively high compared to the book value per share of its common stock. However, since 2008 the Company’s market value has been substantially below its book value, due principally to the current market price of its common stock. As a result, accounting requirements required the Company to determine whether there is enough market value after covering other net assets on a book basis to cover any of its goodwill. The Company determined that market value was insufficient to cover goodwill, and determined that the write-off was required. The write-off of goodwill is not a reflection on the economics of the Company’s projects, which the Company continues to stand behind, but is simply the result of the application of accounting requirements associated with goodwill impairment.

Impairment of Long- Lived Asset

In accordance with ASC 360-10 “Property, Plant and Equipment”, the Company evaluates long-lived assets such as construction in progress, property and equipment and purchased intangible assets with finite lives subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the net realizable value of the asset. There were no such impairment charges recorded during the years ended December 31, 2008 and 2007. However, as described above, we did record an impairment of goodwill in 2008. For the year ended December 31, 2009 we determined certain long-lived assets were impaired and wrote down the value of these assets to their current net realizable value. See Note N- Impairment of Assets for a discussion of these write-downs. It should be noted that these impairments were recorded in accordance with the applicable accounting rules and does not mean we do not intend to complete the projects. We still retain valid permits at these sites and other items of value to us, such as relationships with local farms and preliminary designs and plans, which we may utilize when, and if, we are able to obtain financing for these projects and proceed with their development.

Revenue Recognition

We record revenues from gas sales when the gas is produced and tipping fees when we receive the material and invoice the customer. We record revenues for operation and maintenance of the facilities at the Dairyland

Power Cooperative sites which appear as revenues on our statements of operations. Operations and maintenance revenues and natural gas revenues are recorded as services are provided or gas is produced on a monthly basis. Revenue from the sale of greenhouse gas sequestration credits is only recognized after the carbon credits have been authenticated by an independent third party, registered on the Chicago Climate Exchange and invoiced to the customer.

Stock-Based Compensation Expense

The employee stock-based compensation expense recognized and information presented in the required disclosure was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions, and these assumptions can vary over time.

Employee stock-based compensation expense recognized in 2009, 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% for directors, 0% to 25% for executive officers and 0% to 16% for other employees is applied to the stock-based compensation expense, determined through historical experience of employee stock-based awards. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock. During the years ended December 31, 2009, 2008 and 2007, we based our determination of the expected term using a combination of the simplified method and our assessment of the historical post vesting termination activity depending on the amount of historical information available.

Accounting for Income Taxes

Income Taxes: We account for income taxes in accordance with ASC 740 “Income Taxes”. As required by this ASC, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the future tax benefits when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Results of Operations

Continuing and Discontinued Operations

Comparison of the Years ended December 31, 2009 and 2008

Overview. For the year ended December 31, 2009, we had a net loss applicable to common shareholders of $37,447,000 or loss per common share of $2.40, compared to a net loss applicable to common shareholders of $17,333,000 or loss per common share of $1.11 for the year ended December 31, 2008. This increase in net loss reflects changes in results from continuing operations and discontinued operations as follows:

•

Net loss from continuing operations was $36,112,000 for the year ended December 31, 2009 as compared to $22,996,000 for the year ended December 31, 2008. The results for 2009 included a non-cash non-recurring charge for the impairment of assets of $26,070,000 as described below. The results for 2008 include a non-cash charge for the impairment of assets of $4,913,000.

•

In 2008, we disposed of our discontinued operations. The results for 2008 include two months of results before the disposal of the operation. The results for 2008 also include a gain on disposal of discontinued operations of $8,000,000. There was no comparable item in 2009.

•	Without the non-cash charges for the impairment of assets in 2009 and 2008, the net loss from continuing operations would have declined from $18,083,000 in 2008 to $10,042,000 in 2009.

Individual line items on the statements of operations are discussed below.

Revenues. Revenues for the year ended December 31, 2009 increased to $4,711,000 from $2,905,000 for the year ended December 31, 2008, or an increase of 62%. The increase is attributable primarily to revenues from the Huckabay Ridge facility which began operations in February 2008 and had revenues of $3,764,000 in 2009 and $1,723,000 for 2008. In 2008, from September through December, Huckabay Ridge did not have production because the facility was taken out of service for certain repairs, equipment upgrades and operating improvements.

Operations and maintenance expense. For the year ended December 31, 2009, operations and maintenance expense was $3,607,000, a decrease of $3,511,000 from operations and maintenance expense incurred for the year ended December 31, 2008. The decrease in operations and maintenance expense, despite higher revenues, was due to the fact that 2008 results include some non-recurring and start-up expenses related to initial operations at Huckabay Ridge. In addition, expenses for 2008 included a charge of $562,000 related to the write-off of deposits with suppliers based on our decision to terminate certain tank orders. Operations and maintenance expense also declined in 2009 because in 2008 we had the costs related to two insurance events and we received and recorded the insurance proceeds in 2009.

Impairment of assets. In 2009, we review our long lived assets for impairment whenever changes in circumstances indicate their carrying value may not be recoverable. Due to the loss of debt funding on certain projects and lack of liquidity, we recorded an impairment related to these projects and reduced the carrying value of these assets to their net realizable value. We also wrote-off the deferred financing costs related to these debt obligations. The impairment of assets included a write-down of $21,434,000 on six separate projects and write-off of $4,636,000 in deferred financing costs. Since it is difficult to provide the necessary documentation of a development project’s sales value to third parties, we determined that, except in one instance where we have a separate land value, the assets should be written down to $0.

In 2008, we determined that the entire $4,913,000 balance of our goodwill resulting from the acquisition of Microgy was impaired. This impairment is a non-cash, non-recurring charge. We annually performed tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted our determination that the entire balance of $4,913,000 was impaired, due primarily to the current stock price of our common stock relative its book value, projections of future cash flow and other factors. Previously, the market price of our common stock and consequently our market capitalization were relatively high compared to the book value of our common stock. However, in 2008 our market value fell below our book value due principally to the market price of our common stock. As a result, accounting standards required us to determine whether there is enough market value after covering other net assets on a book basis to cover any of the goodwill. We determined that market value was insufficient to cover goodwill and determined that the write-off was required.

General and administrative expense. General and administrative expense decreased by $5,595,000 to $6,408,000 for the year ended December 31, 2009 from $12,003,000 for the year ended December 31, 2008. The primary reason for the decline in general and administrative expense was the reduction in payroll expenses and related costs due to reductions in force. Non-cash compensation expense from the issuance of options and stock appreciation rights also declined significantly.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1,541,000 for the year ended December 31, 2009, as compared to $1,359,000 for the year ended December 31, 2008. The increase in depreciation and amortization expense was due to increased depreciation of the Huckabay Ridge facility, which began commercial operations in February 2008 and added capital improvements in 2009.

Operating loss. As a result of the changes described above, our operating loss increased to $32,915,000 for the year ended December 31, 2009, as compared to $22,488,000 for the year ended December 31, 2008. Without the increase in the non-cash charge for impairments of assets in 2009, the operating loss would have declined by $10,730,000.

Interest income. Interest income for the year ended December 31, 2009 was $42,000, as compared to $487,000 for the year ended December 31, 2008. Interest income declined due to both higher invested balances in 2008 as compared to 2009 and lower interest rates on invested assets in 2009.

Interest expense. Interest expense increased to $3,344,000 in 2009 from $969,000 in 2008. The increase was due to several factors. In 2009, the Company issued $8,000,000 aggregate principal amount of its 14% convertible notes and incurred of $816,000 of interest expense on these notes. In April 2009, we also stopped capitalizing interest on the Swift project and recorded $368,000 of interest expense during 2009 in respect of the tax-exempt bond financing relating to this facility. We also expensed some of the interest incurred on our Texas and California tax-exempt bond financings to the extent that they were redeemed or repurchased in 2009. In 2008, all of the interest costs on the California bonds and interest on $45,000,000 of the Texas bonds was capitalized.

Other income (expense). In 2009, we recorded income of $161,000 from the adjustment of the valuation of an outstanding warrant. This income was partially offset from the loss on the sublease of our Golden, Colorado facility of $28,000. We had no items of other income or expense in 2008.

Income tax expense. Because we are not assured of realizing the benefits of operating losses for tax purposes we did not record an income tax benefit for losses incurred during the years ended December 31, 2009 and 2008. Income tax expense for 2009 and 2008 represents estimated payments for state income taxes.

Loss from discontinued operations, net of taxes. The results for 2008, a loss of $1,011,000, consist of the operating loss of Buzzard for the first two months of 2008 prior to the disposition of the Scrubgrass facility on February 29, 2008. We had no discontinued operations in 2009.

Gain on disposal of discontinued operations. We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one-time gain of $8,000,000. With the exception of a cash payment of $375,000, the gain was non-cash in nature and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the disposition due to the utilization of net operating loss carryforwards at the federal and state levels which offset any potential tax liability with respect to the gain on disposal.

The net result of the loss from discontinued operations and gain on disposal of discontinued operations for the year ended December 31, 2008 was net income from discontinued operations of $6,989,000. We had no discontinued operations in 2009.

Comparison of the Years ended December 31, 2008 and 2007

Overview. For the year ended December 31, 2008 we had a net loss applicable to common shareholders of $17,333,000 or loss per common share of $1.11, compared to a net loss applicable to common shareholders of $18,860,000 or loss per common share of $1.66 for the year ended December 31, 2007. This reduction in net loss reflects changes in continuing operations and discontinued operations as follows:

•

Net loss from continuing operations was $22,996,000 for the year ended December 31, 2008 as compared to $11,161,000 for the year ended December 31, 2007. The results for 2008 included a non-cash non-recurring charge for the impairment of goodwill of $4,913,000.

•

Net loss from discontinued operations was $1,011,000 for the year ended December 31, 2008 as compared to $6,196,000 for the year ended December 31, 2007. In 2008, discontinued operations includes two months of results before the operation was disposed of as compared to twelve months of results for 2007.

•	The results for 2008 include a gain on disposal of discontinued operations of $8,000,000. There was no comparable item in 2007.

Individual line items on the statements of operations are discussed below.

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

Impairment of goodwill. In 2008, as discussed above, we determined that our goodwill resulting from the acquisition of Microgy was impaired and the entire balance of $4,913,000 was impaired. This impairment is a non-cash, non recurring charge. We annually performed tests to determine the appropriate value of goodwill. The results of these tests in 2008 resulted in our determination that the entire balance of $4,913,000 was impaired, due primarily to the price of our common stock relative to its book value, projections of future cash flow and other factors. Previously, the market price of our common stock and consequently our market capitalization were relatively high compared to the book value of our common stock. However, in 2008 our market value was substantially below our book value due principally to the current market price of our common stock. As a result, we were required us to determine whether there is enough market value, after covering other net assets on a book basis, to cover any of the goodwill. We determined that market value was insufficient to cover goodwill and determined that the write-off was required. This calculation is not a reflection of the economics of the projects we are undertaking, which we continue to stand behind, but is simply the application of accounting requirements associated with goodwill.

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

Operating loss. As a result of the changes described above, our operating loss increased to $22,488,000 for the year ended December 31, 2008 as compared to $12,515,000 for the year ended December 31, 2007.

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

Other income (expense). In 2007, income of $584,000 was the one-time recognition of the reversal of a reserve resulting from the expiration of the statute of limitations on a contingent obligation related to the sale of a project in 2001.

Income tax expense. Because we are not assured of realizing the benefits of operating losses for tax purposes we did not record an income tax benefit for losses incurred during the years ended December 31, 2008 and 2007.

Loss from discontinued operations, net of taxes. The results for 2008, a loss of $1,011,000, consist of the operating loss of Buzzard for the first two months of 2008 prior to the disposition of the Scrubgrass facility on February 29, 2008. The 2007 loss of $6,196,000 reflects the results of Buzzard for the twelve months ended December 31, 2007.

Gain on disposal of discontinued operations. We disposed of Buzzard’s interest in the Scrubgrass facility on February 29, 2008 and recognized a one-time gain of $8,000,000. With the exception of a cash payment of $375,000 the gain was non-cash in nature and consisted principally of recognition of a previously deferred gain in the amount of $2,570,000, forgiveness of indebtedness in the amount of $3,456,000 and elimination of other obligations in the amount of $1,630,000. There was no tax provision provided on the disposition because we believe that we have sufficient net operating loss carryforwards at the federal and state levels to offset any potential tax liability with respect to the gain on disposal.

The net result of loss from discontinued operations and gain on disposal of discontinued operations for the year ended December 31, 2008 was net income of $6,989,000 compared to a net loss of $6,196,000 for the year ended December 31, 2007.

FUTURE OPERATING RESULTS

We expect to experience significant fluctuations in future operating results that may be caused by many factors, including, among other things, the progress of Microgy’s business plan, the effects of competition, market acceptance of our products, the mix of our products and services sold, demand for our products or the timing of customer acceptance of our products, changes in the level of our operating expenses, general economic conditions and the factors set forth in Part I, Item 1A—Risk Factors appearing elsewhere in this report. In addition, we face the uncertainty of the outcome of negotiations related to those debt instruments on which we have defaulted and our lack of liquidity if we cannot obtain additional financing. Due to these and other factors, our annual revenues and operating results are difficult to forecast accurately.

LIQUIDITY AND CAPITAL RESOURCES

2009

Overview

As a predominately development-oriented company, we have experienced substantial losses since the year ended December 31, 2002. In the past, we have obtained outside funding to fund our losses and meet our capital requirements. At December 31, 2008 we determined that unless we obtained substantial outside sources of capital in 2009, we would not be able to fund our ongoing general and administrative requirements, debt service and dividend requirements. During 2009, we did raise sufficient capital to meet some of our requirements but other obligations remain due and unpaid such as those described in Going Concern above. At December 31, 2009, we have $663,000 of cash and cash equivalents and will again need substantial outside funding during 2010 to meet our obligations and continue operations.

Operating Activities

Our cash used in operating activities was $8,190,000 for the year ended December 31, 2009, compared to cash used in operating activities of $12,443,000 for the year ended December 31, 2008. We reported a net loss of

$36,112,000 during the year ended December 31, 2009. The following adjustments to our cash flows need to be considered in order to reconcile our net loss for 2009 to our net cash used in operating activities:

Impairment of assets—In 2009, we recorded impairments for certain assets in construction-in-process and certain deferred financing costs in the amount of $26,070,000 as described in Note N—Impairment of Assets. This impairment is a non-cash charge and is added back to funds provided from operations.

Depreciation and amortization—During the year ended December 31, 2009, we recognized depreciation and amortization for equipment of $1,355,000 and licensed technology rights of $186,000.

Stock-based compensation—Accounting for stock appreciation rights, options and restricted stock grants resulted in non-cash compensation expenses of $418,000 for the year ended December 31, 2009.

Investing Activities

Our cash provided by investing activities was $93,169,000 in the year ended December 31, 2009, as compared to cash used for investing activities of $73,345,000 in the year ended December 31, 2008. In 2009 the cash provided by investing activities was primarily from a reduction in our restricted cash balances. These funds were primarily used to repurchase or redeem outstanding debt and related interest.

Restricted cash—We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2009, the disbursement agent was holding a balance of $1,792,000 in bond proceeds, compared to $104,577,000 on December 31, 2008. The decrease in restricted cash is attributable primarily to the restricted cash funds used for repayment and redemption of outstanding Texas and California tax-exempt bonds, as well as the sweeping of bond accounts in connection with the acceleration of the bonds following default. These assets are invested in short-term, high quality debt instruments.

Construction of projects—Expenditures on construction of our projects, including capitalized interest, was $9,481,000 for the year ended December 31, 2009, compared to $16,906,000 for the year ended December 31, 2008.

Property, plant and equipment—Property, plant and equipment expenditures were $266,000, for the year ended December 31, 2009, compared to expenditures of $377,000 for the year ended December 31, 2008.

Financing Activities

Our cash used for financing activities was $87,474,000 in the year ended December 31, 2009, compared to cash provided by financing activities of $64,113,000 in the year ended December 31, 2008. We offer the following information concerning the financing activities for our business:

Proceeds from long-term debt—In 2009, we issued $8,000,000 in 14% convertible notes. We received $5,000,000 in cash from these notes and $3,000,000 of the notes was used for the payment of license fees.

Dividend payments obligations—We paid dividends of $667,000 to preferred stockholders during the year ended December 31, 2009.

Payment on long-term debts—In November 2009, Microgy Holdings repaid or redeemed $46,220,000 of outstanding principal amount of the Texas and California tax-exempt bond obligations. In December 2009, an additional $44,761,000 was repaid in connection with the acceleration of the bonds following default.

2008

Operating Activities

Our cash used in operating activities was $13,679,000 in the year ended December 31, 2008, compared to cash used in operating activities of $8,117,000 for the year ended December 31, 2007. We reported a net loss of $16,007,000 during the year ended December 31, 2008. The following adjustments, which did not impact our cash flows, need to be considered in order to reconcile our net loss for 2008 to our net cash used in operating activities:

Depreciation and amortization—During the year ended December 31, 2008, we recognized depreciation and amortization for licensed technology rights of $186,000, lease rights of $20,000 and property plant and equipment of $1,153,000.

Stock-based compensation—The accounting for options, stock appreciation rights, warrants and restricted stock grants resulted in non-cash compensation expenses of $1,951,000 for the year ended December 31, 2008.

We also offer the following information regarding changes in operating assets and liabilities that most notably impacted our cash position during 2008:

Receivables—Total receivables increased by $15,783,000. The increase is primarily attributable to increased receivables at Buzzard due to increased power generation revenues in the fourth quarter of 2008 compared to power generation revenues in the fourth quarter of 2007.

Investing Activities

Our cash used for investing activities was $73,345,000 in the year ended December 31, 2008, as compared to $5,764,000 in the year ended December 31, 2007. Cash used for investing activities for the year ended December 31, 2008 included a $56,641,000 increase in restricted cash as a result of the 2008 bond financings. Our investing activities were concentrated primarily in the following areas:

Restricted cash—We are required to hold cash associated with our tax-exempt bond financing with a third party disbursement agent. On December 31, 2008, the disbursement agent was holding a balance of $104,577,000 in bond proceeds, compared to $45,785,000 on December 31, 2007. We also held $553,000 in a restricted cash account to fund our potential asset retirement obligation at Huckabay.

Construction on projects—Expenditures on our facilities were $16,906,000 for the twelve months ended December 31, 2008 compared to $12,388,000 for the twelve months ended December 31, 2007.

Property, plant and equipment—Property, plant and equipment expenditures were $377,000 for the year ended December 31, 2008, compared to expenditures of $560,000 for the year ended December 31, 2007.

Financing Activities

Our cash provided by financing activities was $64,113,000 for the year ended December 31, 2008, compared to cash provided for financing activities of $26,157,000 in the year ended December 31, 2007. We offer the following information concerning the financing activities for our business:

Dividend payments obligations—We paid dividends of $1,326,000 to preferred stockholders during the year ended December 31, 2008.

Public Offerings of Common Stock—On October 3, 2007, the Company raised $26.6 million through the sale of 5,400,000 shares of common stock.

Proceeds from Bond Financing—In 2008, Microgy Holdings, LLC, our wholly-owned subsidiary, closed $69,425,000 in tax-exempt bond financings. The bonds were issued at par and pay a coupon of 9%. Microgy Grand Island, Inc., our wholly-owned subsidiary closed $7,000,000 in tax-exempt bonds that were issued at par and pay a coupon of 7%.

Exercise of Stock Options and Warrants—We received $2,952,000 of gross proceeds from the exercise of stock options and warrants in the year ended December 31, 2007.

Long-Term Contractual Liabilities & Commitments

The following table shows our long-term contractual liabilities and commitments.

Commitments of Continuing Operations	2010	2011	2012	2013	2014	Thereafter	Total
Operating Leases(1)	$366,972	$328,800	$126,228	$—	$—	$—	$822,000
Microgy Commitments(2)	3,000,000	—	—	—	—	—	3,000,000
14% Convertible Notes(3)	8,000,000	—	—	—	—	—	8,000,000
Tax Exempt Bonds(4)	38,444,409	—	—	—	—	—	38,444,409
Security Deposit(5)	100,000	100,000	100,000	100,000	—	—	400,000
Vehicle Loans(6)	19,814	1,476	—	—	—	—	21,290

TOTAL	$49,931,195	$430,276	$226,228	$100,000	$—	$—	$50,687,699

(1)	We are obligated under various non-cancelable operating leases for office space. Rent expense for these operating leases was $272,513, $371,637, and $424,765, in 2009, 2008 and 2007, respectively.

(2)	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment equipment, in connection with our Microgy facilities.

(3)	Although these notes are not due until January 1, 2014, EPC is in default on this obligation and either the trustee or 25% of the bond holders can demand immediate payment.

(4)	Microgy Holdings is in default on the Texas and California bonds and bondholders have accelerated demand for payment of the principal of the remaining bonds in the amount of $31,444,409. Microgy Grand Island is in default on the $7,000,000 of Nebraska bonds but neither the bondholders nor the trustee has demanded accelerated payment.

(5)	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.

(6)	We are obligated under various loans for vehicles.

The following table provides details regarding the current portion of our long-term debt obligations as of December 31, 2009. At December 31, 2008 none of our debt obligations were due within one year:

December 31, 2009
Current portion of long-term debt
California loan related to tax-exempt bonds	$8,355,699
Texas loan related to tax-exempt bonds	23,088,710
Nebraska loan related to tax-exempt bonds	7,000,000
14% convertible notes	8,000,000
Vehicle loans	19,814

TOTAL	$46,464,223

The following table provides details regarding our long-term contractual obligations as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Long-term debt
Vehicle loans	$1,432	$50,023
California loan related to tax-exempt bonds	—	62,425,000
Texas loan related to tax-exempt bonds	—	60,000,000
Nebraska financing lease related to tax-exempt bonds	—	7,000,000

TOTAL	$1,432	$129,475,023

Notes Receivable from Officers and Directors—We have outstanding notes receivable from former and current officers and directors for shares purchased in connection with stock option plans of $638,219 as of December 31, 2009 and December 31, 2008. These notes, partially secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

Microgy Holdings Debt Obligations—In November 2006, Microgy Holdings closed a $60,000,000 tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. These bonds were issued at par and pay a coupon of 7%. The proceeds of the bond offering provided debt financing for our Huckabay Ridge renewable natural gas facilities in Texas. To date we have used $1,200,000 to fund costs of issuance, $15,000,000 to fund construction of our Huckabay Ridge facility, and $2,492,000 to fund construction activities at the Rio Leche and Cnossen projects. In September 2008, Microgy Holdings closed a $62,425,000 tax-exempt bond financing through the California Statewide Communities Development Authority. These bonds were also issued at par and pay a coupon of 9%. To date, we have used $1,249,000 to fund costs of issuance. In November of 2009, Microgy Holdings entered into a demand purchase agreement with the bondholders that resulted in redemption or repurchase of $15,005,000 of the Texas bonds and $31,215,000 of the California bonds plus accrued interest. Microgy Holdings failed to make the required semi-annual interest payments due on the Texas and California bonds as of December 1, 2009 from general corporate funds. This failure was deemed to be an event of default by the bondholders and the bondholders accelerated payment of interest and principal of these bonds on December 23, 2009. As a result, the bondholders applied existing restricted cash funds to reduce the amount of obligations outstanding to their current balances at December 31, 2009. The obligations of Microgy Holdings under the Texas and California bond financings are non-recourse to Environmental Power although Environmental Power is required to provide at least 20% of the construction cost of the facility, as well as to cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion. The trustee or bondholders holding 25% of the principal amount of the bonds can seek to begin foreclosure proceedings on the assets but neither has done so to date.

Microgy Grand Island, LLC Debt Obligation—In July 2008, Microgy Grand Island LLC, our wholly-owned subsidiary, closed a $7,000,000 tax-exempt bond financing through the City of Grand Island, Nebraska. These bonds were issued at par and pay a coupon of 7%. The proceeds of the bond offering provided debt financing for the renewable gas facility under construction at Grand Island, Nebraska. These bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. To date, we have used $140,000 to fund costs of issuance and $5,909,000 of the proceeds to fund construction of our Grand Island facility. The obligations of Microgy Grand Island LLC under the Nebraska bond financing are non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction cost of the facility, as well as to cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion. On December 1, 2009, the required interest payment of $245,000 was made from the debt service reserve fund of the bonds. The payment of interest from the debt service reserve fund is an event of default which has not been cured. The trustee or bondholders holding 25% of the principal amount of the bonds can accelerate payment of these bonds and begin foreclosure proceedings on the assets but neither has done so to date.

2010 Outlook

Operations

The following forward-looking information concerning our anticipated results of operations for the full year 2010 is being compared to our historical results of operations for 2009.

Because we contributed our interest in the Wisconsin facilities to a joint venture in January 2010, we will not be reporting the revenues and operations and maintenance expenses of the Wisconsin facilities in our financial statements after January 2010. We will account for Wisconsin operations on the equity method and include 30% of the net revenues in our statement of operations.

If we are able to implement combined heat and power improvements at Huckabay Ridge, we anticipate a substantial increase in revenue.

At Huckabay Ridge, due to outages and downtime to complete comprehensive upgrades, the facility did not produce at maximum capacity in 2009. We expect our Huckabay Ridge facility to be capable of achieving an operating rate equal to its annualized production target of 575,000 MMbtus per year. In addition, if we are able to obtain financing to implement certain CHP improvements we expect the annual production of RNG® we can sell to increase to an annual rate of 782,000 MMbtus in 2010.

We expect our operation and maintenance expenses at Huckabay Ridge to increase during 2010 to reflect the normal commercial operations of the Huckabay Ridge facility for a full year of production. In addition, during 2009, operations and maintenance costs at Huckabay Ridge were reduced by the receipt of certain insurance proceeds related to claims for incidents that occurred in 2008.

In 2009, we completed a number of actions to reduce or eliminate certain general and administrative costs. General and administrative expenses in 2010 are expected to be consistent with 2009 amounts.

Projects in Development

Other Texas Projects. The Cnossen and Rio Leche projects are in the engineering phase and some initial site work has been completed. We have made our initial equity contributions for these projects and expect to proceed with foundation construction and additional site work when we obtain the required capital. Anticipated completion of construction is approximately one year after we begin full construction.

California Projects. As previously reported, our California projects have all requisite water and air permits. Our ability to continue development of these projects will depend on whether we can obtain the necessary equity and debt funding.

JBS Swift Grand Island. Construction on the biogas facility located at the JBS Swift & Co. beef processing plant in Grand Island, Nebraska, began in 2008 and has been funded to date from the $7,000,000 in bond financing. We have, however, suspended construction pending financing commitments for remaining capital requirements. In addition we are currently in default on the $7,000,000 in tax-exempt bonds previously issued.

The suspension of construction has resulted in a delay in meeting the scheduled date for commencement of biogas deliveries under the terms of the Biogas Purchase and Sale Agreement between Microgy Grand Island, LLC and JBS Swift. Microgy Grand Island has informed JBS Swift that Microgy Grand Island intends to resume construction once remaining financing needs are secured and since February 2009 has, on a reservation-of-rights basis, made certain payments to JBS Swift to cover its claim for liquidated damages. We believe that such damages constitute the sole remedy under the biogas agreement for delay and to date JBS Swift has not disputed our view.

Cash Flow Outlook

During early 2010, we expect to fund our business activities principally from available cash balances, raising additional funds through debt and/or equity financings or other financing or strategic transactions by Environmental Power, Microgy or their affiliates and project-specific financing, to the extent available. To that end on January 29, 2010 Microgy, Inc. formed a joint development company called HMI Energy, LLC, referred to as HMI, with Homeland Renewable Energy Inc, referred to as HRE. Under the terms of the agreements relating to HMI, Microgy contributed certain assets related to the Bar 20 California project and Weld County Colorado project, rights to up to five additional future projects, net revenues and rights and obligations relating to Microgy’s existing Wisconsin projects, and the right to receipts from the sale of carbon sequestration credits from the Wisconsin and other projects not pledged as collateral for the Texas and California bonds. In exchange, Microgy will receive $1,500,000 from HRE and a 30% interest in HMI. The other 70% interest in HMI is held by HRE.

The requirement for additional financing will be in direct proportion to the number of projects on which we begin construction, as well as our construction schedule. In addition, during 2010 we will need to resolve outstanding and unpaid interest on our 14% convertible notes of $560,000, unpaid preferred dividends of $1,334,000 and the remaining obligations under the Texas and California tax-exempt bonds, as well as fund significant interest and preferred dividend obligations and general and operating expenses. We will require significant additional capital to fund our proposed construction program on its current schedule.

With the closing on the tax-exempt bond issue for the Microgy Grand Island project in July 2008, the initial debt financing of that project is complete. We will, however, need to raise additional money to complete the project, and we will also need to resolve the existing default under the bonds for this project.

On December 31, 2009, our unrestricted cash balance was $663,000, as compared to $3,158,000 as of December 31, 2008. In addition, our current restricted cash balances were $1,792,000 and $104,577,000, at December 31, 2009 and December 31, 2008, respectively.

Our current cash balance will not be sufficient to fund all of our corporate overhead requirements through the second quarter of 2010. We will require substantial additional financing, at both the project and parent company levels, to continue operations, complete the construction of currently planned facilities, as noted above, including those already under construction, as well as for ongoing debt service, dividend payments and general and administrative expenses. We have engaged independent financial advisors to assist us in exploring corporate and project financing opportunities and other strategic alternatives. We currently have no commitments for any additional financing, and we cannot assure you that such financing will be available on reasonable terms or in a timely fashion, or at all, particularly in the current economic environment, in which capital raising activities are especially challenging. Our inability to obtain adequate financing would likely result in the need to severely curtail or cease our business operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our most significant risk exposure is changing interest rates which may affect our short term investments generally and would also impact future debt financing costs. The gas production of future projects, to the extent not subject to fixed price off-take agreements or other hedging arrangements, has the potential to expose us to risk associated with fluctuating gas prices. These risks are described in more detail below.

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

Commodity Price Risk

Since the natural gas we produce is renewable, we can demand and have received pricing at a premium to “brown” gas. However as Microgy establishes multi-digester projects for the production of RNG®, we could become exposed to market risk with respect to natural gas prices, to the extent that this risk is not mitigated by long-term off-take agreements. Historically, natural gas prices have been volatile, and we expect such volatility to continue. Fluctuations in the commodity price of natural gas may have a materially adverse impact on the profitability of some of our facilities; particularly where we do not have a long-term contract for the sale of the facility’s output at a fixed or predictable price. At such time as Microgy’s facilities begin to produce commercial quantities of gas for sale as a commodity, we intend to explore various strategies, including hedging transactions and the like, in order to mitigate the associated commodity price risk. In connection with our tax-exempt bond financings, we are required to maintain certain gas price protection arrangements for the gas output of our facilities.

Substrate Costs

We rely on significant quantities of substrate materials that provide proteins, fats, and carbohydrates that enhance the biological process in our digesters. Notwithstanding any supply agreements we may have, we are currently unable to forecast the costs associated with transporting substrate, and are exposed to market risk relating to availability of these materials. Substrate availability is affected by industry supply and demand, including competition by other users and recyclers of these materials, weather, and many other factors. In addition, if we are unable to meet the delivery requirements of our suppliers on a regular basis, we risk losing these sources of substrate. Fluctuations in the availability of substrate and the cost to transport it to our projects are expected and could have a materially adverse effect on the profitability of our facilities. In the absence of substrate of sufficient quality at an affordable cost, our anaerobic digester facilities would operate less efficiently, which would materially and adversely affect our overall profitability. A substantial portion of the gas production of Microgy’s facilities is derived from the co-digestion contribution enabled by substrate. We are aggressively pursuing efforts to secure reliable substrate supplies on cost effective terms for projects.

Byproduct Management

Our operations generate significant quantities of solid and liquid byproducts that are marketable. The solids have value as a soil amendment and with further processing may have other commercial applications, including as a replacement for peat moss and as a building material. Our liquids, in addition to being a source of irrigation water to adjacent landowners, may also be utilized as a fertilizer by neighboring farms as the liquids contain basic nutrients that contribute to plant growth. We continue to engage in market development for both forms of byproducts within existing regulatory frameworks. For example, we are authorized to distribute our liquid byproduct in Texas pursuant to a commercial fertilizer license issued by the Texas State Chemist. Neighboring properties interested in the use of our liquid byproduct as a fertilizer are expected to apply it responsibly, at agronomic rates. There are times when a customer has to curtail use of our liquid byproduct to prevent over-application, thereby necessitating that we find other outlets for the byproduct, potentially increasing operating costs, including provision for interim storage. Compliance with these and other applicable regulations and permitting requirements could delay the development of facilities and/or add to our operating costs on an interim or permanent basis and harm our financial condition or potentially require that we discontinue operations, depending upon the severity of any land-application restrictions.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, the notes thereto and the reports thereon of Caturano and Company, P.C., an independent registered public accounting firm, required hereunder with respect to Environmental Power Corporation and its consolidated subsidiaries are included in this report on pages 51 through 83 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

Item 9A(T).	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only such reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with management’s assessment of the effectiveness of internal control over financial reporting in connection with the preparation and filing of our Annual Report on Form 10-K for the year ended December 31, 2009, management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.

Item 9B.	Other Information

We held our Annual Meeting of Stockholders on December 29, 2009. At the Annual Meeting, our stockholders elected a Board of Directors to serve for the ensuing year until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Elected as a Director	Number of Shares Voted in Favor	Number of Shares Withheld
Roger S. Ballentine	11,819,925	2,029,213
John R. Cooper	11,827,327	2,021,812
Joseph E. Cresci	10,269,213	3,579,927
Lon Hatamiya	12,868,757	980,281
Richard E. Kessel	12,983,870	865,269
Steven Kessner	11,827,935	2,021,204
August Schumacher, Jr.	12,989,996	865,142
Kamlesh R. Tejwani	9,020,538	4,828,601
Robert I. Weisberg	9,100,521	4,748,619

In addition, our stockholders acted upon and approved the following item by the following vote:

Item	Votes For	Votes Against	Abstained	Broker Non-Votes
The ratification of our board of directors’ selection of Caturano and Company, P.C. as our Independent auditors for the fiscal year ending December 31, 2009.	13,587,845	235,966	25,328	0

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding our directors may be found under the caption “Election of Directors” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of this annual report on Form 10-K. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Report of the Audit Committee” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

The Board of Directors has designated John R. Cooper as the “Audit Committee Financial Expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and determined that he is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Nominees

Information regarding procedures for recommending nominees to the Board of Directors may be found under the caption “Corporate Governance—Director Candidates” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance may be found under the caption “Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Information with respect to this item may be found under the caption “Information about Executive and Director Compensation” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found under the caption “Stock Ownership Information” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information with respect to this item may be found under the caption “Corporate Governance—Certain Relationships and Related Transactions” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item may be found under the caption “Corporate Governance—Registered Public Accounting Firm’s Fees” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Environmental Power Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Power Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit), for each of the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Power Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note L to the financial statements, the Company changed the manner in which it accounts for certain warrants effective January 1, 2009.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 30, 2010

Environmental Power Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$662,766	$3,157,938
Restricted cash	1,792,127	104,577,246
Receivables, net of allowance of $0 and $34,042 at December 31, 2009 and 2008, respectively	533,964	373,039
Other current assets	304,634	60,210

Total Current Assets	3,293,491	108,168,433
Restricted cash, non current	262,843	553,014
Property, plant, and equipment, net	25,125,586	23,932,073
Construction in progress	9,026,224	20,101,314
Licensed technology rights, net	2,143,796	2,329,296
Notes receivable, net	1,514,896	1,608,500
Deferred financing costs, net	932,530	5,122,995
Other assets	447,953	197,569

TOTAL ASSETS	$42,747,319	$162,013,194

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$5,323,731	$4,322,996
Current portion of long-term debt	46,464,223	—

Total Current Liabilities	51,787,954	4,322,996
Other liabilities	282,434	340,706
Long-term debt	1,432	129,475,023

Total Liabilities	52,071,820	134,138,725

Preferred stock(1)	10,156,021	10,156,021

Shareholders’ Equity (Deficit)
Preferred stock(2)	100	100
Common stock(3)	158,030	157,030
Additional paid in capital	86,509,898	89,986,923
Accumulated deficit	(105,121,923)	(71,401,984)
Treasury stock(4)	(388,408)	(385,402)
Notes receivable from current directors and a former officer and director	(638,219)	(638,219)

Total Shareholders’ Equity (Deficit)	(19,480,522)	17,718,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$42,747,319	$162,013,194

(1)	Preferred stock, $.01 par value, 2,000,000 shares authorized; 281,241 shares issued as of December 31, 2009 and 2008. Stated value at December 31, 2009 and 2008 of $52.71 per share or $14,824,213.

(2)	Preferred stock of subsidiary, no par value, 10 shares authorized; 10 shares issued as of December 31, 2009 and 2008, respectively.

(3)	$.01 par value; 50,000,000 shares authorized; 15,803,034 issued and 15,708,591 outstanding as of December 31, 2009; 50,000,000 shares authorized; 15,703,034 issued and 15,614,604 outstanding as of December 31, 2008.

(4)	94,443 shares at cost as of December 31, 2009 and 88,430 shares at cost as of December 31, 2008.

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
REVENUES	$4,711,447	$2,905,038	$1,174,947
COSTS AND EXPENSES
Operations and maintenance	3,606,882	7,118,033	941,991
Impairment of assets	26,070,440	4,912,866	—
General and administrative	6,408,403	12,003,092	12,443,605
Depreciation and amortization	1,540,509	1,359,097	304,331

TOTAL COSTS AND EXPENSES	37,626,234	25,393,088	13,689,927
OPERATING LOSS	(32,914,787)	(22,488,050)	(12,514,980)
OTHER INCOME (EXPENSE)
Interest income	42,264	486,986	782,566
Interest expense	(3,344,412)	(968,684)	(11,599)
Other income	133,878	—	583,616

TOTAL OTHER INCOME (EXPENSE)	(3,168,270)	(481,698)	1,354,583
NET LOSS BEFORE INCOME TAXES	(36,083,057)	(22,969,748)	(11,160,397)
INCOME TAX EXPENSE	29,294	26,284	900

NET LOSS FROM CONTINUING OPERATIONS	(36,112,351)	(22,996,032)	(11,161,297)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	(1,010,534)	(6,195,852)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAXES OF $0	—	7,999,858	—

NET LOSS	(36,112,351)	(16,006,708)	(17,357,149)
Preferred Securities Dividend Requirements	(1,334,179)	(1,326,271)	(1,348,343)
Beneficial Conversion Feature of Preferred Stock	—	—	(57,148)
Change in Value of Modified Warrants	—	—	(97,404)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(37,446,530)	$(17,332,979)	$(18,860,044)

Weighted Average Common Shares Outstanding Basic & Diluted	15,587,117	15,579,354	11,338,973
Net Loss Per Common Share from Continuing Operations Basic & Diluted	$(2.40)	$(1.56)	$(1.12)
Net Income (Loss) Per Common Share from Discontinued Operations Basic & Diluted	—	0.45	(0.54)
Net Loss Per Common Share Basic & Diluted	(2.40)	(1.11)	(1.66)

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,112,351)	$(16,006,708)	$(17,357,149)
Net loss from discontinued operations	—	1,010,534	6,195,852
Net gain on sale of discontinued operations	—	(7,999,858)	—
Non-cash adjustments
Impairment of assets	26,070,440	4,912,866	—
Depreciation and amortization	1,540,509	1,386,529	468,923
Non-cash, stock based compensation expense	417,943	1,950,987	2,798,032
Amortization of deferred financing costs	157,147	—	—
Non-cash income from adjustment to fair value of warrants	(161,001)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(160,925)	236,851	(409,396)
Increase in other current assets	(244,424)	—	(190,757)
(Decrease) increase in accounts payable and accrued expenses	302,970	2,065,627	(1,183,520)

Net cash used in operating activities in continuing operations	(8,189,692)	(12,443,172)	(9,678,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	103,075,290	(58,856,081)	5,969,531
Construction of projects	(9,480,774)	(17,531,218)	(12,388,225)
Purchase of property, plant and equipment	(265,907)	(376,529)	(82,843)
Purchase of treasury stock	(3,006)	—	—
Decrease in notes receivable	93,604	233,240	75,964
(Increase) decrease in other assets	(250,384)	101,858	(84,230)

Net cash provided by (used in) investing activities in continuing operations	93,168,823	(76,428,730)	(6,509,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5,000,000	69,425,000	—
Sale of preferred and common stock	—	—	26,642,914
Exercise of stock options	—	—	2,951,784
Payments on long-term debt	(91,009,368)	(53,960)	(260,960)
Dividend payments on preferred stock	(667,090)	(1,326,271)	(871,058)
Increase in deferred financing costs	(733,197)	(2,580,349)	—
(Decrease) increase in other liabilities	(64,648)	136,222	—
Payment of dividend on behalf of subsidiary	—	(15,000)	—

Net cash provided by (used in) financing activities in continuing operations	(87,474,303)	65,585,642	28,462,680

Net increase (decrease) in cash and cash equivalents from continuing operations	(2,495,172)	(23,286,260)	12,274,862

CASH FLOW FROM DISCONTINUED OPERATIONS:
Net cash provided by (used) in operating activities of discontinued operations	—	(1,235,745)	1,560,530
Net cash provided by investing activities of discontinued operations	—	3,083,745	745,715
Net cash used in financing activities of discontinued operations	—	(1,473,000)	(2,306,000)

Net increase (decrease) in cash and cash equivalents from discontinued operations	—	375,000	245

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,495,172)	(22,911,260)	12,275,107
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,157,938	26,069,198	13,794,091

CASH AND CASH EQUIVALENTS, END OF YEAR	$662,766	$3,157,938	$26,069,198

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest (net of amount capitalized)	$2,463,874	$881,175	$11,599
Income Taxes	29,294	26,284	900

Non-cash investing and financing activity
Payment of license fees with issuance of 14% convertible note	3,000,000	—	—
Accrued dividend requirement of Series A preferred stock	1,334,179	667,090	667,890
Capitalized amortization of deferred financing costs	130,257	96,341	88,955
Warrant capitalized in construction in progress	—	—	(907,289)
Change in value of modified warrants	—	—	(97,404)

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Preferred Stock - Shares	Preferred Stock - Amount	Common Stock - Shares	Common Stock - Amount	Additional Paid-in Capital	Accum. Deficit	Treasury Stock - Shares	Treasury Stock - Amount	Note-Receivable from Current Directors & Former Officer	Total
Balance at December 31, 2006	100	100	9,740,455	97,404	54,640,990	(35,193,961)	88,430	(385,402)	(638,219)	18,520,912
Dividends on preferred stock						(1,348,343)				(1,348,343)
Stock based compensation expense					3,705,322					3,705,322
Exercise of stock options			527,329	5,273	2,946,512					2,951,785
Sale of common stock			5,400,000	54,000	26,588,913					26,642,913
Beneficial conversion feature of preferred stock					57,148	(57,148)				—
Modification of Warrants					97,404	(97,404)				—
Net loss						(17,357,149)				(17,357,149)

Balance at December 31, 2007	100	100	15,667,784	156,677	88,036,289	(54,054,005)	88,430	(385,402)	(638,219)	33,115,440
Dividends on preferred stock						(1,326,271)				(1,326,271)
Dividend paid on behalf of subsidiary						(15,000)				(15,000)
Stock based compensation expense					1,950,987					1,950,987
Issuance of restricted stock			35,250	353	(353)					—
Net loss						(16,006,708)				(16,006,708)

Balance at December 31, 2008	100	100	15,703,034	157,030	89,986,923	(71,401,984)	88,430	(385,402)	(638,219)	17,718,448
Reclassification of equity-linked financial instrument					(3,893,968)	3,726,591				(167,377)
Dividends on preferred stock						(1,334,179)				(1,334,179)
Dividend paid on behalf of subsidiary					417,943					417,943
Issuance of restricted stock			100,000	1,000	(1,000)					—
Purchase of treasury stock							6,013	(3,006)		(3,006)
Net loss						(36,112,351)				(36,112,351)

Balance at December 31, 2009	100	100	15,803,034	158,030	86,509,898	(105,121,923)	94,443	(388,408)	(638,219)	(19,480,522)

See Notes to Consolidated Financial Statements.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

NOTE A—GOING CONCERN

The company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As a predominately development-oriented company, we have experienced substantial losses since the year ended December 31, 2002. For the year ended December 31, 2009, we incurred a net loss applicable to common shareholders of $37,447,000 and used cash of $8,190,000 in operating activities. We anticipate incurring losses at least through 2012 as we continue the construction of our portfolio of announced projects subject to the availability of funding. As of December 31, 2009, we had an accumulated deficit of $105,122,000, and our unrestricted cash and cash equivalents amounted to $663,000. Currently, our facility at Huckabay Ridge, Texas will not generate sufficient positive cash flow, by itself, to meet our short-term and long-term corporate and project-related capital requirements. In addition, we were unable to make the January 1, 2010 interest payment of $560,000 on our 14% convertible notes and did not make either the July 1, 2009 or January 1, 2010 dividend payments on our 9% Series A preferred stock which total $1,334,000. Our subsidiary, Microgy Holdings, LLC, referred to as Microgy Holdings, is in default on outstanding tax-exempt bonds and the bondholders have accelerated demand for payment on these obligations. Microgy Holdings does not have cash to pay these obligations. Among the options available to the bondholders is to seek to foreclose on the Huckabay Ridge facility and the other Texas and California projects included in their collateral. To date bondholders have not yet attempted to do so. Our subsidiary Microgy Grand Island, LLC, referred to as Microgy Grand Island is in default on outstanding tax-exempt bonds but the bondholders have not yet given notice of default or taken any action to accelerate demand for payment on these obligations.

In the past, we have been able to obtain outside financing to fund our losses and meet our capital requirements with the anticipation that once our portfolio of projects are complete and operational, they would contribute to future liquidity needs. While we have implemented steps to reduce our general and administrative expenses and Huckabay Ridge is generating positive operating cash flow, we will need to raise substantial funds during the first half of 2010 in order to fund ongoing general and administrative expenses as well as debt service and dividend requirements. We are currently actively seeking additional sources of capital to meet these financing needs. To that end, on January 29, 2010 we completed a transaction whereby, through the establishment of a joint venture, we expect to receive $1,500,000 in the first quarter of 2010. This transaction is explained in greater detail in Note P—Subsequent Events. We continue to work with our independent financial advisors to identify and explore various opportunities to raise the capital we require as well as other strategic alternatives. However, we cannot assure you that we will be able to raise sufficient capital on acceptable terms, or at all. The level of funds we are able to raise, if any, will determine the level of development and construction activity that we can pursue and whether we will be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The uncertainties described in the preceding paragraph raise substantial doubt at December 31, 2009 about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or to the amount and classification of liabilities that might result should we be unable to continue as a going concern.

NOTE B—BASIS OF PRESENTATION

The accompanying audited consolidated financial statements of Environmental Power Corporation (“we”, “us”, “EPC” “Environmental Power”, or the “Company”) and our subsidiaries have been prepared in accordance with the instructions to Form 10-K and with Article 10 of Regulation S-X and include all of the information and

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

footnotes required by generally accepted accounting principles. The information in these financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Annual Report includes important information necessary or useful to understanding the Company’s business and financial statement presentation. In particular, the Company’s significant accounting policies and procedures are presented as Note D—Significant Accounting Policies to the consolidated financial statements.

Codification of Accounting Standards

The Company follows accounting policies and standards set by the Financial Accounting Standards Board, commonly referred to as the (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we adhere to so that we can ensure we consistently report our financial condition (balance sheet), results of operations and cash flows. Over the years the FASB and other designated GAAP setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, Emerging Issues Task Force consensus, American Institute of Certified Public Accountants Statements of Position and other standards.

The FASB recognized the complexity of its standard setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009 of the FASB Accounting Standards Codification, referred to as the Codification or ASC. The ASC rearranges how GAAP pronouncements are organized and consolidated all GAAP pronouncements into one document. The impact of this change is that instead of referring to a FASB Statement or Interpretation, we will reference the ASC Topic as appropriate. It is important to note the Codification did not change in any way how the Company accounts for transactions or the nature of related disclosures made. References to GAAP issued by the FASB are to the FASB Accounting Standards Codification. Prior FASB standards such as FASB Statement No. 128 “Earnings Per Share” are no longer referred to using this nomenclature and are no longer being issued by the FASB.

This change was effective for periods ending on or after September 15, 2009, and so we have updated our references in this current report on Form 10-K to reflect the appropriate Topic in the ASC.

Amounts on the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 have been reclassified to conform to the presentation for the year ended December 31, 2009.

NOTE C—BUSINESS AND ORGANIZATION

Continuing Operations

Environmental Power is a developer, owner and operator of renewable energy production facilities. Environmental Power’s goal is to produce energy that is Beyond Renewable™, which Environmental Power defines as energy that not only is derived from waste materials instead of precious resources, but energy that is also clean and reliable. Environmental Power and its subsidiaries develop and own facilities that, unlike many renewable energy facilities, are intended to be profitable without the need for federal tax subsidies.

In the past, we have operated in two major segments, through Microgy, Inc., as a developer of renewable energy facilities for the production and commercial application of methane-rich biogas from agricultural and food industry and other organic wastes, and through EPC Corporation and its subsidiary, Buzzard Power Corporation, referred to as Buzzard, the holder of a leasehold interest in a waste-coal fired generating facility in Pennsylvania known as the Scrubgrass facility. On May 31, 2007, our board of directors authorized management to enter into negotiations regarding the disposition of the leasehold interest in the Scrubgrass facility. On February 29, 2008, we completed the disposition of the leasehold interest. As a result, for financial reporting purposes, we are now consolidating all segments of continuing operations and reporting the results of Buzzard as “discontinued operations”. We thus now operate only in Microgy’s segment.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Microgy is a developer of renewable energy facilities for the production and commercial application of methane-rich biogas produced from animal, food industry and other organic wastes. The biogas can be sold to end-users or used to produce pipeline-grade methane, which Microgy refers to as renewable natural gas, or RNG®, liquefied natural gas, or LNG, compressed natural gas, or CNG, renewable electrical energy or thermal energy, as well as other useful by-products. Microgy’s systems utilize a proven European biogas production technology. In addition, Microgy has developed significant engineering, construction and process knowledge regarding these systems.

Microgy intends to continue to focus on its strategy of developing large-scale, standardized facilities utilizing an ownership model either entirely or together with financial or operating partners. Under this model Microgy will construct, own and operate facilities and profit from the ongoing sale of biogas or RNG® as well as sales of greenhouse gas sequestration credits or other marketable environmental benefits. This strategy encompasses the construction and operation of stand-alone merchant plants like the Huckabay Ridge facility described below, as well as facilities dedicated to the needs of a single customer at one or more customer locations, such as the Grand Island facility described below. By pursuing this strategy, Microgy intends to accumulate gas production and carbon sequestration capacity over time. In addition, Microgy continues to standardize both its system design and its approach to the marketplace in order to allow for a cost-effective scale-up of its business.

Having constructed both the multi- and single-tank system in four currently operating installations, Microgy intends to own the digester systems it develops, either outright, through an affiliated company, or in substantial part, through HMI Energy, LLC, a joint-venture company formed in January 2010 (discussed further below), in which Microgy owns 30% of the membership interests. Our multi-digester facilities will primarily produce pipeline-quality renewable natural gas, although we will also consider opportunities to produce and sell conditioned biogas, electricity, compressed natural gas, referred to as CNG, or liquid natural gas, referred to as LNG, from our facilities. Microgy’s development efforts are focused on applications of its technology that are resource efficient. Development of smaller scale and single-digester facilities will be targeted toward customers that have multiple sites and opportunities that have shorter development cycles.

Microgy’s efforts have resulted in the start of commercial operations at the Huckabay Ridge facility in Stephenville, Texas, which began commercial operations in the first quarter of 2008. Huckabay Ridge consists of eight 916,000-gallon digesters which operate together to process the manure from approximately 10,000 cows and produce 575,000 million British Thermal Units, or MMBtus, of RNG® annually. The gas is treated and compressed to produce pipeline grade methane that is sold and delivered directly into nearby natural gas pipelines. Huckabay Ridge is expected to produce approximately 782,000 MMBtus of pipeline-grade methane for sale per year once a planned combined heat and power, or CHP, system has been installed and potential modifications made to the gas processing systems.

We have two other multi-digester facilities in development in Texas having expected output of 670,000 MMBtus. We have also announced three proposed multi-digester RNG® facilities in California, and a proposed multi-digester RNG® facility in Colorado. These projects are in various stages of development. In January 2010, Microgy contributed its interest in one of the California projects and the Colorado project to the new joint venture, HMI Energy, LLC, described below.

Microgy has commenced construction of a multi-digester renewable biogas facility to be located at the flagship Grand Island, Nebraska beef processing plant of JBS Swift & Company, referred to as Swift. Under the terms of the agreement with Swift, Microgy will construct, own and operate the facility and sell its gas output to Swift for use in its operations to offset natural gas utilization pursuant to a 15-year gas purchase agreement. The

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Grand Island facility will consist of two 1.3 million gallon digesters that will process wastes generated by the Grand Island processing facility and that we expect will be able to produce approximately 235,000 MMBtus per year. We completed $7.0 million in tax-exempt bond financing in Nebraska in July 2008 to finance a portion of the construction costs of the Grand Island facility. However these bonds are currently in default and the trustee or 25% of the bondholders could accelerate the bonds and demand repayment at any time. We are currently seeking a solution to these circumstances, including the financing to complete construction of the facility, but we cannot assure you that we will be successful in doing so on favorable terms, or at all.

In addition, Microgy is operating three single digester facilities in Wisconsin. Microgy sold these projects to the farms on which they are located, and developed them in conjunction with Dairyland Power Cooperative, an electric cooperative utility, referred to as Dairyland. The biogas from these projects is used by Dairyland to generate electricity. In January 2010, Microgy contributed the rights to the net revenues of the Wisconsin facilities to HMI Energy, LLC as discussed in Note P—Subsequent Events.

Discontinued Operations

In May 2007, our board of directors authorized management to pursue negotiations for the disposition of Buzzard Power Corporation’s (“Buzzard”) leasehold interest in the Scrubgrass facility, referred to as Scrubgrass. Buzzard is a subsidiary of our wholly-owned subsidiary, EPC Corporation. Scrubgrass located on a 600-acre site in Venango County, Pennsylvania, is an approximate 83 megawatt waste coal-fired electric generating station. We decided to seek the disposition of Buzzard’s leasehold interest in the Scrubgrass facility to allow management to focus its attention and resources on the development and growth of Microgy. On February 29, 2008, we completed all transactions necessary to terminate the leasehold interest held by Buzzard in the Scrubgrass generating facility and the related financial obligations of Buzzard’s immediate parent company, EPC Corporation. We recorded net income from discontinued operations in 2008 of $6,989,000 reflecting a loss from operations for the months of January and February 2008 of $1,011,000 and a one-time gain from disposal of $8,000,000. The gain of approximately $8,000,000, with the exception of a cash payment of $375,000, was non-cash in nature. The components of the gain included $3,456,000 in forgiveness of indebtedness, $2,570,000 for the recognition of a previously deferred gain and $1,630,000 for the relief of net obligations of Buzzard. The disposition was recorded net of a tax obligation of $0 because existing net operating loss carryforwards offset federal or state tax liabilities from the sale.

The assets and liabilities of Buzzard have been accounted for as discontinued operations for all periods presented. We do not have a continuing involvement with the Buzzard business since the closing of the disposition of the leasehold interest in the Scrubgrass facility and do not continue any revenue or active cost generating activities related to Buzzard. The accompanying consolidated statements of operations report the operations of Buzzard as discontinued operations. Buzzard had revenues of $9,556,000 for the two months ended February 29, 2008. Buzzard had revenues of $51,633,000 for the year ended December 31, 2007.

NOTE D—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of EPC and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash Equivalents: We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash: Restricted cash includes primarily the net proceeds from Microgy Holdings’ tax-exempt bond financings, totaling approximately $1,792,000 and $104,577,000 as of December 31, 2009 and 2008, respectively. Substantially all of the proceeds from these financings were used to pay interest and the redemption, repurchase or a portion of amounts due on acceleration of the bonds in 2009. The remaining outstanding obligations under these bonds underlying these restricted cash amounts are in default.

Concentrations of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, restricted cash and revenues. Our cash equivalents represent short-term financial instruments which are issued from reputable financial institutions. Most of our cash balances may be subject to investment risk because some of the account balances exceed the maximum FDIC insurance amount. All of our renewable natural gas revenues and a substantial portion of our operation and maintenance revenues are from two unrelated customers. We have not encountered and do not expect to encounter any collection problems with these customers. Based on our history and the arrangements we have with our customers, we do not believe we have any substantial exposure to the problem of not collecting our accounts receivable.

Accounts Receivable: Accounts receivable is presented on the consolidated balance sheets net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual collectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets, such as construction in progress, property and equipment and purchased intangible assets with finite lives subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no such impairment charges recorded during the years ended December 31, 2008 and 2007. In 2008 we did record an impairment of goodwill as discussed below. For the year ended December 31, 2009 we determined certain long-lived assets were impaired and wrote down the value of these assets to their current net realizable value. See Note N—Impairment of Assets for a discussion of these write-downs.

Property, Plant and Equipment: Property, plant and equipment is stated at cost less accumulated depreciation. The cost of maintenance, repairs and minor renewals that do not materially prolong the useful life of the asset are expensed. Major maintenance projects, repairs, improvements, renewals or betterments that extend the useful life of the asset, increase the usefulness or output of the asset, lower the operating costs of the asset, increase the value of the asset or fulfill a new or upgraded regulatory requirement are capitalized. The cost and accumulated depreciation for property, plant and equipment disposals are removed from the balance sheet and any resulting gains or losses are reported in the statement of operations at the time of the asset disposition. We depreciate property, plant and equipment using the straight-line method over the estimated useful lives of the assets. Operating commercial facilities are depreciated based on the useful lives of their component parts which

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

vary in length from 15 to 30 years. We record depreciation for office equipment and furniture using the straight-line method over periods from three to five years and we depreciate leasehold improvements over the lesser of the useful life of the asset or the length of the lease. We evaluate the need for impairment of property, plant and equipment based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Construction in Progress: Construction in progress is stated at cost. Any internal costs that are capitalized are limited to those costs that can be directly identified with the design, engineering, or construction of a specific project and do not include any costs related to production, general corporate overhead, or similar activities. See Note N- Impairment of Assets for a discussion of amounts written off in 2009.

We capitalize the net of interest expense and amortization costs related to the bond financing less any interest income associated with the unspent monies from the debt financing to the project which is being financed by the offering. In 2009, we capitalized $7,435,000 in interest, comprised of $7,647,000 in interest costs related to the California, Nebraska and Texas bonds, offset by $212,000 in interest income related to interest earned on unspent monies. For the years ended December 31, 2008 and 2007, we capitalized $3,700,000 and $2,100,000 of net interest costs, respectively. For the assets related to the Nebraska bonds, we ceased capitalization of interest as of March 31, 2009 because we temporarily suspended active construction activities. Because a substantial portion of the California and Texas bonds were repurchased, redeemed or repaid on acceleration and the remaining bonds are currently due and payable, we ceased capitalizing the interest related to these bonds.

In May 2007, we issued 175,912 warrants, representing 1% of our fully diluted common stock at the time to Cargill as required by the business development agreement. These warrants were determined to have a value of $907,288. We capitalized this development cost to construction in progress. In 2009, one of the projects related to this warrant was abandoned and we recorded an impairment of $689,259. See Note N—Impairment of Assets for a further discussion.

In May 2000, Microgy entered into a licensing agreement with DBT that granted Microgy a perpetual and exclusive license in North America for the commercial development and use of certain proprietary technologies, including Microgy’s core anaerobic digestion technology. This license agreement was amended in April 2003 and March 2005 to further define certain support obligations of DBT and to amend the structure of the compensation payable to DBT for use of the license. According to the license as amended, DBT will receive fixed payments for its participation in the design phase of each project, including engineering work and construction drawings, and a licensing fee, included in the cost of the facility, that is based on a percentage of the total cost for each project facility where the licensed technology is installed and operating. The licensing fee related to the construction of the Huckabay Facility, approximately $1,000,000, has been capitalized and is included in the property, plant and equipment balance.

Intangible assets, goodwill and indefinite lived assets: Intangible assets are recorded at cost and consist of licensed technology rights and goodwill. Licensed technology rights are being amortized using the straight-line method over a useful life of 20 years. Accumulated amortization of licensed technology rights was $1,566,204 and $1,380,704 at December 31, 2009 and 2008, respectively. The future estimated amortization expense for licensed technology rights is as follows:

2010	2011	2012	2013	2014	Thereafter	Total
$185,500	185,500	185,500	185,500	185,500	1,216,296	$2,143,796

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Goodwill: Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets and was not amortized pursuant to ASC 350 “Intangibles—Goodwill and Other”. The Company acquired Microgy, Inc. in 1999 and this acquisition resulted in $4,913,000 of goodwill. The impairment evaluation for goodwill was conducted at least annually, or more frequently, if events or changes in circumstances indicated that the asset might be impaired. The evaluation was performed using a two-step process. The first step compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required. The Company estimated the fair values of its reporting unit using the income approach which measures the value of an intangible asset based on the expected stream of monetary benefits attributable to it over its remaining useful life.

In 2008, the results of the tests to determine the appropriate value of goodwill resulted in the Company’s determination that the entire balance of $4,913,000 was impaired, due primarily to the current market price of its common stock relative to its book value, projections of future cash flows and other factors. Previously, the market price of the Company’s common stock and, consequently, its market capitalization were relatively high compared to the book value per share of its common stock. However, in 2008 the Company’s market value fell substantially below its book value. The Company determined that the write-off was required.

Notes Receivable: In 2005, we completed construction of the digester projects at Five Star Dairy, Wild Rose Dairy, and Norswiss Dairy. Each digester had a purchase price of $1,037,000, of which Microgy agreed to provide 100% seller financing. The notes issued by the purchasers of the digester projects each bear simple interest at 5% per annum, to be paid monthly after the first month that accumulated net profits are received under the purchasers’ respective biogas supply agreement with Dairyland Power Cooperative. Each maker of these notes is only required to make interest and principal payments from the net revenues under the applicable biogas supply agreement with Dairyland Power Cooperative, to the extent that the operation of the facility, which we manage and operate, provides sufficient funds to pay. Each note matures 11 years after the bill of sale for the facility to which it relates has been executed. Because we have limited operating history, we have set up a reserve on these notes in the amount of $750,000 in 2007 to allow for any future cash flow deficiencies that would impair the full value of the notes. As we gain operations and maintenance experience and develop a track record, we will evaluate this allowance and make adjustments accordingly. The following table shows the balance on these notes receivable on December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Notes Receivable
Notes receivable	$2,264,896	$2,358,500
Reserve for any future cash flow deficiencies	(750,000)	(750,000)

Notes receivable, net	$1,514,896	$1,608,500

Beginning in the third quarter of 2007, we sold the carbon sequestration credits generated from the Wisconsin facilities. Pursuant to our agreements with the owners of these facilities, 50% of these sales were recognized by us as revenue and 50% was applied to the balance of the notes. During 2009 and 2008, the balance of the notes receivable was reduced by $18,000 and $218,000, respectively, due to the sale of greenhouse gas sequestration credits. The sales for the year ended December 31, 2009 included revenues for credits generated by vintage years 2005 to 2007 but the sales for the year ended December 31, 2009 includes credits generated only during the last six months of 2008. Under the terms of the notes, the balance of the notes is also reduced by cumulative profits of the Wisconsin facilities from gas sales. In 2009, the notes receivable balance and revenues were reduced by $70,000 from the cumulative profits at one facility.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

These notes were contributed to the joint venture in 2010 as described in Note P—Subsequent Events. Therefore, we will share in the future amounts ultimately paid in respect of these notes in accordance with the terms of the joint venture.

Deferred Financing Costs: Deferred financing costs include costs directly attributable to our issuance of debt securities. These costs are deferred and capitalized in construction in progress as part of deferred financing costs and are amortized over the remaining life of the related debt. In 2006, we incurred deferred financing costs of $2,668,000 related to our $60,000,000 tax-exempt bond financing in Texas. In 2008 we recorded an additional $2,273,000 and $397,000 in deferred financing costs related to our $62,425,000 tax-exempt financing in California and $7,000,000 tax-exempt financing in Nebraska , respectively. The Nebraska costs are being amortized over the 15 year life of the Nebraska debt. As some of the debt related to the Texas and California bonds has been repurchased, redeemed or paid in part on acceleration, and the remainder of the debt is currently due and payable, the deferred financing costs related to these loans were written off in 2009. See Note N for a complete discussion of the impairment of these assets.

Revenue Recognition: We record revenues for operation and maintenance of the facilities at the Dairyland Power Cooperative sites which appear as revenues on our statements of operations. Operations and maintenance revenues and natural gas revenues are recorded as services are provided or gas is produced on a monthly basis. Revenue from the sale of carbon sequestration credits is only recognized after the carbon credits have been authenticated by an independent third party, registered on the Chicago Climate Exchange and invoiced to the customer.

	Years Ended
Revenues	December 31, 2009	December 31, 2008	December 31, 2007
Dairyland sites, Wisconsin	$947,854	$1,182,246	$1,174,947
Huckabay Ridge, Texas	3,763,593	1,722,792	—

Total revenues	$4,711,447	$2,905,038	$1,174,947

At December 31, 2009 one customer was the source of 70% of 2009 revenues and a second customer was the source of 19% of revenues.

Stock Based Compensation: ASC 718 “Compensation” requires all share-based payments to employees, including grants of employee stock options, stock appreciation rights (“SARs”) and restricted stock, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, we adopted this standard using the modified, prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value amortized on an straight line basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value and amortized on a straight-line basis over the options’ vesting period.

As required by the rules and regulations of the Securities and Exchange Commission, we have classified stock-based compensation during the years ended December 31, 2009, 2008 and 2007 within the same operating expense line items as cash compensation paid to employees. Both cash and non-cash compensation is recognized in general and administrative expenses.

We account for non-employee stock compensation as required by ASC 718 and ASC 505-50 “Equity-Equity Based Payments to Non-Employees”. We record the compensation expense over the period of service at the fair

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of such equity instruments is calculated using a Black-Scholes option model.

Income Taxes: We account for income taxes in accordance with ASC 740 “Income Taxes”. As required by this ASC, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the future tax benefits when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Earnings per Common Share (“EPS”): We compute earnings per common share in accordance with ASC 260 “Earnings per Share”. We compute basic earnings per share by dividing net income (loss) for the period, less any dividends on our Series A 9% Cumulative Convertible Preferred Stock, referred to as the series A preferred stock, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, we consider shares issuable in connection with stock options, SARs and warrants to be dilutive common stock equivalents when the exercise price is less than the average market price of our common stock for the period. We exclude anti-dilutive common stock equivalents from the calculation of diluted earnings per share. The following table outlines the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007. For the purposes of calculating dilutive options, all warrants and options were calculated using the treasury stock method and the preferred stock impact was calculated using the “as-if converted” method.

	Years Ended
Earnings Per Share	12/31/2009	12/31/2008	12/31/2007
Net Loss applicable to common shareholders	$(36,112,351)	$(16,006,708)	$(17,357,149)
Dividends to preferred stockholders	(1,334,179)	(1,326,271)	(1,348,343)
Change in value of modified warrants	—	—	(97,404)
Beneficial conversion feature of preferred stock	—	—	(57,148)

Earnings (Numerator)	$(37,446,530)	$(17,332,979)	$(18,860,044)
Basic shares (Denominator)	15,587,117	15,579,354	11,338,973

Basic EPS	$(2.40)	$(1.11)	$(1.66)
Diluted shares	15,587,117	15,579,354	11,338,973

Diluted EPS	$(2.40)	$(1.11)	$(1.66)
Anti-Dilutive instruments	9,384,051	7,382,318	7,632,700

As of December 31, 2009, 2008 and 2007 respectively, there were outstanding shares of preferred stock convertible into common shares, SARs, options, warrants and unvested restricted shares to purchase 9,384,051, 7,382,318, and 7,632,700, shares of our common stock, respectively which were anti-dilutive and not included in the computation of diluted EPS. The options, SARs and warrants expire at various dates through 2019.

Recent Accounting Pronouncements: ASC 810 “Consolidation” includes standards for accounting for non-controlling interests in consolidated financial statements. This standard requires that non-controlling interests be reported as stockholders’ equity. The Statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. We have adopted this guidance and determined that the impact is not material to the Company’s December 31, 2009 financial statements.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

ASC 815 “Derivatives and Hedging”, requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit risk related contingent features and derivative agreements. This statement applies to all entities and all derivative instruments. The standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have implemented this standard and it did not have a material impact on our financial position and results of operations.

In February 2010 the FASB issued a pronouncement related to subsequent events which clarifies that we must evaluate subsequent events through the date that the financial statements are issued. See Note P—Subsequent Events.

NOTE E—OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2009 and 2008:

Other Current Assets	2009	2008
Prepaid expenses	$214,602	$53,214
Other current assets	90,032	6,996

TOTAL	$304,634	$60,210

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization and consists of the following as of December 31, 2009 and 2008:

Property, Plant and Equipment	2009	2008
Machinery and equipment	$27,619,353	$25,073,098
Leasehold improvements	102,699	102,699
Office equipment and furniture	265,027	265,027
Less: Accumulated depreciation and amortization	(2,861,493)	(1,508,751)

TOTAL	$25,125,586	$23,932,073

Depreciation expense for the years ended 2009, 2008, and 2007 was $1,355,009, $1,153,210, and $126,034 respectively.

NOTE G—OTHER ASSETS

Other assets consist of the following as of December 31, 2009 and 2008:

Other Assets	2009	2008
Security deposits	447,953	197,569

TOTAL	$447,953	$197,569

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

NOTE H—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2009 and 2008:

Accounts Payable and Accrued Expenses	2009	2008
Accounts payable	$2,037,147	$1,628,955
Accrued dividends payable	1,334,179	667,089
Accrued compensation	45,385	393,024
Accrued licensing fee	100,000	—
Accrued interest	851,723	859,021
Other accrued expenses	955,297	774,907

TOTAL	$5,323,731	$4,322,996

NOTE I—CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM OBLIGATIONS AND CONTRACTUAL OBLIGATIONS

Issuance of Long-Term Debt

On March 13, 2009, we closed on the sale of $5,000,000 original principal amount of our 14% convertible notes due January 1, 2014, referred to as the notes, for net proceeds of approximately $4,389,000. The notes are unsecured obligations of Environmental Power Corporation and interest is due semi-annually on January 1 and July 1, with principal due at maturity. The notes are convertible into shares of our common stock of the Company beginning at an initial conversion price of $5.40 a share through December 31, 2009, then increasing to $6.35 per share from January 1, 2010 through December 31, 2010, $7.65 per share from January 1, 2011 through December 31, 2011, $9.75 per share from January 1, 2012 through December 31, 2012 and $11.00 per share from January 1, 2013 to December 31, 2013.

On May 22, 2009 we issued an additional $3,000,000 of these notes as payment for upfront license fees related to certain of our projects under an agreement entered into in April 2009 with the licensor of Microgy’s technology as described in more detail below.

The terms of the notes are governed by an Indenture, dated as of March 1, 2009, as supplemented by a First Supplemental Trust Indenture, dated as of March 1, 2009, as amended and supplemented to date, between the Company and Wells Fargo Bank, National Association, as Trustee, collectively referred to as the indenture. The indenture contains covenants which include restrictions and limitations on our ability and that of our subsidiaries to incur indebtedness and issue certain types of capital stock and engage in certain transactions. In certain instances described in the indenture, the holders of the notes can require us to repurchase or redeem the notes, and we can require holders of the notes to convert into common stock or redeem their notes. The proceeds of these notes can only be used for the costs and expenses associated with the construction and operation of our projects, as described in more detail in the indenture. The First Supplemental Indenture provides for the issuance of notes in an aggregate original principal amount of up to $53,000,000.

On January 1, 2010 an interest payment of $560,000 was due on these notes. EPC did not make the interest payment and failed to make the payment during the 30 day cure period following the due date for payment of the interest. As a result the convertible notes are in default and the Trustee or 25% of the note holders can demand immediate repayment of these notes at any time. Although acceleration of these notes has not been initiated, these notes are classified as current portion of long-term debt because the holders of the notes or the trustee can demand immediate repayment at any time.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

On April 23, 2009, The Company and Microgy entered into a Cooperation Agreement (the “Agreement”) with DBT and its parent, Xergi. The Agreement is intended to replace and terminate the Technology Licensing Agreement dated May 12, 2000 between Microgy and DBT, as amended by Addendum of April 14, 2003 and Addendum No. 2 of March 7, 2005, between DBT and Microgy (collectively, the “Prior Agreements”). The Agreement, while maintaining many of the original business concepts contained in the Prior Agreements, restructures the Prior Agreements to reflect the Company’s shift to a build, own and operate business model from the original digester equipment sales model and better defines the respective roles of the parties to enable them more efficiently to interface going forward. The termination of the Prior Agreements will not impair any prior grants of rights by DBT to Microgy or its affiliates, or any collateral assignments of such rights, or any prior payments to DBT or Xergi under the Prior Agreements.

The Agreement addresses anaerobic-digester plants incorporating above-ground digesters with mixers (the “DBT Technology”). Pursuant to the Agreement, DBT grants to Microgy an irrevocable and perpetual right and license to utilize the DBT Technology in the design, construction, and/or operation by the Company, Microgy and their affiliates of anaerobic-digesters and related systems. This grant is exclusive as to North America for the Term (as defined in the Agreement) and is non-exclusive as to North America thereafter, excludes Europe during the Term but is non-exclusive as to Europe thereafter. As in the Prior Agreements, the grant is non-exclusive as to the rest of the world, leaving each party free to pursue projects outside of North America and Europe. The Agreement further provides that commencing as of May 22, 2009, Microgy may utilize digester technologies other than the DBT Technology throughout the world.

As part of the Agreement, the Company agreed to pay a $500,000 license fee for the Swift Grand Island project. The Company has only paid $200,000 to date and the remaining $300,000 is overdue for payment. While DBT has given us notice of material breach under the Agreement as a result of the failure to make this payment, it has not taken any action with respect to such failure.

The Agreement became effective on May 22, 2009 when DBT received an up-front payment of certain license fees for certain Microgy projects of Microgy’s choosing, which were paid for by the Company’s issuance of its 14% Convertible Notes due January 1, 2014 (the “Notes”) in the original principal amount of $3,000,000. The January 1, 2010 interest payment on the notes of $210,000 was not made and EPC is in receipt of notice of default from the note trustee.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The following table provides details regarding the current portion of our long-term debt obligations as of December 31, 2009:

December 31, 2009
Current Portions of Long-Term Debt
California loan related to tax-exempt bonds	$8,355,699
Texas loan related to tax-exempt bonds	23,088,710
Nebraska loan related to tax-exempt bonds	7,000,000
14% convertible notes	8,000,000
Vehicle loans	19,814

TOTAL	$46,464,223

The following table provides details regarding our long-term debt obligations as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Long-Term Debt
Vehicle loans	$1,432	$50,023
California loan related to tax-exempt bonds	—	62,425,000
Texas loan related to tax-exempt bonds	—	60,000,000
Nebraska financing lease related to tax-exempt bonds	—	7,000,000

TOTAL	$1,432	$129,475,023

Microgy Holdings Debt Obligations—In November 2006, Microgy Holdings closed a $60,000,000 tax-exempt bond financing through the Gulf Coast Industrial Development Authority of Texas. These bonds were issued at par and pay a coupon of 7%. The proceeds of the bond offering provided debt financing for our Huckabay Ridge renewable natural gas facilities in Texas. To date we have used $1,200,000 to fund costs of issuance, $15,000,000 to fund construction of our Huckabay Ridge facility and $2,492,000 to fund construction activities at the Rio Leche and Cnossen projects. In September 2008, Microgy Holdings, LLC closed a $62,425,000 tax-exempt bond financing through the California Statewide Communities Development Authority. These bonds were also issued at par and pay a coupon of 9%. To date, we have used $1,249,000 to fund costs of issuance. In November of 2009, Microgy Holdings entered into a demand purchase agreement with the bondholders that resulted in redemption or repurchase of $15,005,000 of the Texas bonds and $31,215,000 of the California bonds plus accrued interest. Microgy Holdings failed to make the required semi-annual interest payments due on the Texas and California bonds as of December 1, 2009 from general corporate funds. This failure was deemed to be an item of default by the bondholders and the bondholders accelerated payment of interest and principal of these bonds on December 23, 2009. As a result, the bondholders applied existing restricted cash funds to reduce the amount of obligations outstanding to their current balances at December 31, 2009 and pay for accrued interest on the outstanding bonds. The obligations of Microgy Holdings under the Texas and California bond financings are non-recourse to Environmental Power although Environmental Power is required to provide at least 20% of the construction cost of the facility, as well as cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion. The trustee or bondholders holding 25% of the principal amount of the bonds can seek to begin foreclosure proceedings on the assets, but neither has done so to date.

Microgy Grand Island, LLC Debt Obligation—In July 2008, Microgy Grand Island LLC, our wholly-owned subsidiary, closed a $7,000,000 tax-exempt bond financing through the City of Grand Island, Nebraska. These

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

bonds were issued at par and pay a coupon of 7%. The proceeds of the bond offering provided debt financing for the renewable gas facility under construction at Grand Island, Nebraska. These bonds carry certain restrictions and covenants, including reporting requirements and restrictions on the use of the funds. To date, we have used $140,000 to fund costs of issuance and $5,909,000 of the proceeds to fund construction of our Grand Island facility. The obligations of Microgy Grand Island LLC under the Nebraska bond financing are non-recourse to Environmental Power, although Environmental Power is required to provide at least 20% of the construction cost of the facility, as well as to cover any cost overruns in construction and to fund operations and maintenance prior to achievement of completion. On December 1, 2009, the required interest payment of $245,000 was made from the debt service reserve fund of the bonds. The payment of interest from the debt service reserve fund is an item of default which has not been cured. The trustee or bondholders holding 25% of the principal amount of the bonds can accelerate payment of these bonds and begin foreclosure proceedings on the assets but neither has done so to date.

Long-Term Contractual Liabilities & Commitments

The following table shows our long-term contractual liabilities and commitments:

Commitments of Continuing Operations	2010	2011	2012	2013	Total
Operating Leases(1)	$366,972	$328,800	$126,228	$—	$822,000
Microgy Commitments(2)	3,000,000	—	—	—	3,000,000
14% Convertible Notes(3)	8,000,000	—	—	—	8,000,000
Tax-Exempt Bonds(4)	38,444,409	—	—	—	38,444,409
Security Deposit(5)	100,000	100,000	100,000	100,000	400,000
Vehicle Loans(6)	19,814	1,476	—	—	21,290

TOTAL	$49,931,195	$430,276	$226,228	$100,000	$50,687,699

(1)	We are obligated under various non-cancelable operating leases for office space. Rent expense for these operating leases was $272,513, $371,637, and $424,765, in 2009, 2008 and 2007, respectively.

(2)	These commitments relate to various purchase agreements, and include amounts expected to be claimed by SouthTex Treaters for gas treatment equipment, in connection with our Microgy facilities.

(3)	Although these notes are not due until January 1, 2014, EPC is in default on this obligation and either the trustee or 25% of the bond holders can demand immediate payment.

(4)	Microgy Holdings is in default on the Texas and California bonds and bondholders have accelerated demand for payment of the principal of the remaining bonds in the amount of $31,444,409. Microgy Grand Island is in default on the Nebraska bonds in the amount of $7,000,000 but neither the bondholders nor the trustee has demanded accelerated payment.

(5)	In December 2008, Microgy signed a contract with a customer that required security deposits to protect against failure to deliver product in certain instances.

(6)	We are obligated under various loans for vehicles.

NOTE J—ASSET RETIREMENT OBLIGATION

Asset retirement costs must be capitalized along with the cost of the related long-lived asset because it is required by ASC 450 the “Asset Retirement and Environmental Obligations” Topic of the ASC. The topic also requires that asset retirement costs then be allocated to expense using a systematic and rational method. We have determined that we have an environmental obligation of $174,000 associated with substrate removal at the Huckabay Ridge facility. This amount is included in property, plant and equipment and other liabilities on our balance sheet and is amortized over the life of the related asset.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

NOTE K—SHAREHOLDERS’ EQUITY

Preferred Stock

On November 9, 2006, we issued 281,241 units, consisting of (i) one share of series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, with each share initially convertible into 10 shares of common stock, and (ii) detachable warrants to purchase five shares of common stock exercisable at a price of $5.522 per share, for a purchase price of $53.335 per unit. We received approximately $14,000,000 in proceeds from this offering after paying fees and expenses. This financing is referred to below as the series A financing.

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

Voting: The series A preferred stock acquired by the purchasers was convertible into 2,812,410 shares of common stock and the holders of the series A preferred stock vote on an as-converted basis with the holders of our common stock. As a result of the issuance of shares of our common stock in the public offering completed in October 2007 at a price per share less than the conversion price of the series A preferred stock, the series A preferred stock and a resulting decrease in such conversion price, is now convertible into 2,823,659 shares of common stock.

Conversion: Subject to limitations set forth in the Certificate of Designations, the holders of the series A preferred stock may convert all or any portion of their shares of series A preferred stock into shares of common

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

stock at any time. The shares of series A preferred stock were convertible at a conversion price of $5.27 per share at the time of issuance. We allocated the proceeds from the Series A financing between the Series A Preferred Stock and the warrants based upon their estimated relative fair values as of the closing date, resulting in $10,156,021 being allocated to the series A preferred stock and $3,385,340 being allocated to the warrants. We then calculated the intrinsic value of the beneficial conversion feature embedded in the series A preferred stock. The beneficial conversion of $4,131,022 was recognized as an additional discount on the series A preferred stock which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of series A preferred stock set forth in the Certificate of Designation.

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

Redemption or Change in Dividend Rate upon Certain Triggering Events

The holders of the series A preferred stock are entitled to elect to require the company to redeem the preferred stock upon certain “Triggering Events”. Each of the following constitutes a “Triggering Event”:

(i) the failure of the registration statement to be declared effective by the SEC on or prior to the 180 th day after the original issue date of the series A preferred stock, other than as a result of an allowed delay;

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

(viii) our common stock shall fail to be listed or quoted for trading on the NYSE Amex, The Nasdaq Capital Market, The Nasdaq Global Market or the New York Stock Exchange for more than five consecutive trading days; or

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(ix) any final monetary judgment, writ or similar final process, not subject to further appeal, shall be entered or filed against Environmental Power, any subsidiary for which there is recourse to Environmental Power or any of their respective properties or other assets for greater than $2,500,000, and such judgment, writ or similar final process shall remain un-vacated, un-bonded, un-stayed, or un-appealed for a period of 60 calendar days.

Each holder of series A preferred stock will have the right (a) in the case of the third, fourth, fifth, sixth, and seventh Triggering Events described above, to cause us to redeem all of such holders shares of series A preferred stock, or (b) at the option of the holder in the case of any Triggering Event, including a Triggering Event as a result of which the holder does not choose redemption, to increase the dividend rate on all of the outstanding series A preferred stock held by such holder to 16% per annum thereafter until such time as the Triggering Event(s) is cured. The amount payable by us upon redemption in the case of an applicable Triggering Event will be 120% of the stated value per share of series A preferred stock (or 150% of the stated value per share of series A preferred stock in the case of the sixth Triggering Event as described above). The delisting of our common stock from The Nasdaq Capital Market would be a Triggering Event giving the holders of the series A preferred stock the right to increase the dividend rate to 16% if we fail to list our common stock on one of the other specified trading markets and such holders may claim other damages.

Given that the redemption provision described above does not embody an unconditional obligation requiring us to redeem the instrument at a specified or determinable date or upon an event certain to occur, the series A preferred stock is not a mandatory redeemable financial instrument. Therefore, we determined the guidance in ASC 480 “Distinguishing Liabilities from Equity” which would require classification as a liability, does not apply. Rule 5-02.28 of Regulation S-X requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. The redemption rights described above were considered outside of our control. Therefore, we recorded the portion of the proceeds attributable to the series A preferred stock as temporary equity. The carrying value of the series A preferred stock was not accreted to its redemption value as the occurrence of the redemption event is not considered probable.

Warrants: In addition to the issuance of shares of series A preferred stock, we issued warrants to purchase an aggregate of up to 1,406,205 shares of common stock at a per share exercise price of $5.52 per share which was subsequently reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in our October 2007 public offering. The warrants have a term of exercise expiring 5 years from their date of issuance. The warrants require physical settlement or, under certain limited circumstances, net-share settlement. We determined that the detachable warrants did not meet the definition of a derivative because they were considered contracts issued or held that are both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. They do not require net-cash settlement nor do they give the counterparty a choice of net-cash settlement or settlement in shares.

We allocated the proceeds between the stock and the warrants based upon their estimated fair values as of the closing date, resulting in $3,385,340 being allocated to the warrants. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.69%; volatility of 77% and a dividend yield of 0%.

In an effort to help us identify candidates for anaerobic digester projects, we entered into a business development agreement with Cargill. During 2007, we granted Cargill warrants to purchase 175,912 shares of our common stock at an exercise price of $5.37 per share under this arrangement. These warrants were valued using the Black- Scholes method, and determined to have a value of $907,288. We have capitalized this development cost and this amount is currently held in our construction in progress account. In 2009, we determined the asset was impaired and wrote off $689,000 of this amount.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Offering costs: One of the placement agents in the series A financing received a warrant to purchase 168,745 shares of common stock at a purchase price of $5.27 per share, which was subsequently reduced to $5.25 per share as a result of anti-dilution adjustments triggered by the sale of common stock in our October 2007 public offering. The warrants are exercisable for a period of five years. We determined the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: weighted average risk free rate of 4.8%; volatility of 77% and dividend yield of 0%.

Non-cash stock based compensation expense

We maintain incentive compensation plans under which, stock options, stock units, stock appreciation rights (“SARs”) and restricted stock awards may be granted to employees, directors and independent contractors. In 2007 we granted stock options and SARs only. In 2008 and 2009 we granted only SARs and restricted stock to employees and directors.

Stock options under the plans provide for either nonqualified stock options or incentive stock options. Stock options are granted at the market price on the date of grant and generally vest at a rate of 25%—33% per year. The stock options generally expire 10 years from the date of grant. We issue new shares of common stock upon exercise of stock options.

Compensation expense is recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Valuation Assumptions: The fair value of stock options and SARs granted during the years ended December 31, 2009, 2008 and 2007 was estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Fair Market Per Share	$0.26	$2.98	$4.49
Assumptions
Risk-free rate of return	2.71%	3.04%	4.37%
Volatility	79.37%	64.92%	77.15%
Expected annual dividend yield	0.00%	0.00%	0.00%
Option and SARs Expected Term (years)	5.72	4.65	5.14

The Black-Scholes model requires the input of subjective assumptions and these assumptions can vary over time. Employee stock-based compensation expense recognized was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 0% for directors, 0% to 25% for executive officers and 0% to 16% for other employees is applied to the stock-based compensation expense, determined through historical experience of employee stock options. We base our determination of expected volatility primarily on our assessment of the historical volatility of our common stock.

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The dividend yield assumption is based on our history and expectation of future dividend payouts. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Non-cash compensation:

The components of non-cash compensation for the three years in the period ended December 31, 2009 is as follows:

	Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Stock options	$23,342	$394,244	$2,046,032
SARs	290,830	1,492,000	752,000
Restricted stock	103,771	64,743	—

Total non-cash stock based compensation expense	$417,943	$1,950,987	$2,798,032

Stock option transactions during the years ended December 31, 2007, 2008 and 2009 are summarized as follows:

Outstanding Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value
Balance at December 31, 2006	3,027,107	$5.93	6.75	$8,859,395
Issued in 2007	—
Exercised	(271,324)	5.41
Expired in 2007	(238,785)	5.68	—

Outstanding at December 31, 2007	2,516,998	$5.93	5.37	$1,098,789
Issued in 2008	—
Exercised	—
Expired in 2008	(203,659)	6.76	—

Outstanding at December 31, 2008	2,313,339	$5.76	5.16	$0
Issued in 2009	—
Exercised in 2009	—
Expired in 2009	(345,449)	7.09	—

Outstanding at December 31, 2009	1,967,890	$5.59	4.00	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount is changed based on the fair market value of our stock. At December 31, 2009 there was no unrecognized expense related to stock options.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Stock Appreciation Rights

In 2007, the company began granting SARs to employees. SARs are contractual rights that entitle the holder to receive the appreciation in value on shares of employer stock from the grant date. Any such appreciation can be paid in either cash or shares upon exercise, at our election. Management currently plans to continue to settle SARs exclusively with equity and as such these awards are classified as equity. The vesting period for SARs ranges from immediately to a period of 3 years. SARs are granted at the market price of the stock on the date of grant and expire 10 years from the date of grant. At December 31, 2009 729,671 shares SARs were vested and exercisable and 424,863 SARs were not yet vested. At December 31, 2009 there was $200,531 in unrecognized expense related to SARs, which is expected to be recognized over a weighted average period of 0.9 years. SARs transactions during the years ended December 31, 2007, 2008 and 2009 are summarized as follows:

	Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2006	—	—	—
Issued in 2007	431,750	$6.15	$9.50
Forfeited in 2007	(5,000)	7.75	—

Balance at December 31, 2007	426,750	6.17	9.48
Issued in 2008	428,202	5.31	—
Forfeited in 2008	(101,218)	6.49	—

Balance at December 31, 2008	753,734	5.61	9.00
Issued in 2009	474,750	0.45	10.00
Forfeited in 2009	(73,950)	6.92	—

Balance at December 31, 2009	1,154,534	3.41	8.80

Restricted Stock

We began making restricted stock awards to senior management in 2008. The expense is determined using the market price of the stock on the day the restricted stock is issued. In August 2009, the Company issued 100,000 shares of restricted stock to employees, which will vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In May 2008, the Company issued 44,750 shares of restricted stock to employees which vest in annual installments over two years. During the years ended December 31, 2009, 2008 and 2007, $103,771, $64,743 and $0 of compensation expense was recognized, respectively. In May 2009, the Company repurchased 6,013 shares of vested restricted stock from employees at $0.50 per share to pay for payroll taxes. A summary of non-vested restricted stock as of December 31, 2009, 2008 and 2007 is as follows:

	Total Shares	Weighted Average Fair Market Value at Grant Date
Outstanding at December 31, 2007	—	—
Granted	44,750	$5.52
Vested	—	—
Cancelled	(9,500)	5.52

Outstanding at December 31, 2008	35,250	5.52
Granted	100,000	0.46
Vested	(17,625)	5.52
Cancelled	—	—

Balance at December 31, 2009	117,625	1.22

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

As of December 31, 2009, there was $79,270 of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements granted under the 2006 plan. The expense is expected to be recognized over a weighted-average period of 2.74 years.

Shares or SARs available for grant

Under existing plans, the Company could issue up to a total of 617,750 additional options and restricted shares. Since SARs do not represent the right to acquire the number of underlying shares, and the number of shares needed to settle the obligation is dependent on the strike price at the date of exercise the number of SARs available for issuance is not determinable.

Warrants

The Company had outstanding warrants of 1,838,862 as of December 31, 2009 and 2008. The weighted average exercise price was $5.38 as of December 31, 2009 and 2008. The weighted contract term has 1.8 years remaining as of December 31, 2009.

Dividends

Since December 2000, our Board of Directors has not declared dividends on our common stock. Due to the acquisition of Microgy and anticipated expansion of its business, our Board of Directors has concluded that available cash flows should be redirected to operating and investing activities for the foreseeable future, except to the extent of cash dividends required to be paid on outstanding shares of our series A preferred stock. In addition, the terms of our series A preferred stock prohibit the payment of dividends on our common stock while any shares of our series A preferred stock remain outstanding or any accrued dividends on the series A preferred stock remain unpaid.

In October of 2006, the Company issued 281,241 shares of the series A preferred stock at an aggregate purchase price of $15,000,000. Dividend payments on the preferred stock are due on January 1st and July 1st of every year. Because the Company did not pay the July 1, 2009 series A preferred stock dividends as required, the shareholders may have a claim for non-payment. The Company did not have legally available funds for the January 1, 2010 dividend payment. To the extent that the Company does not have legally available funds for a dividend payment, the dividend amount accrues and is payable at the next dividend date on which the Company has legally available funds. In order to account for this dividend, the company has accrued $1,334,179 for the period from January 1, 2009, the date of the last dividend payment of $667,090 through December 31, 2009. The company paid $1,326,271 in preferred dividends in the year ended December 31, 2008.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. Instead a two-step model is applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under this topic. When we adopted new guidance with respect to the definition of (a) above on January 1, 2009, we identified outstanding warrants that required liability classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were reclassified as liabilities as of January 1, 2009. The result was a decrease in additional paid in capital as of January 1, 2009 of $ 3,893,968, an increase in retained earnings of $3,726,591, and a liability of $167,377. The liability is required to be marked to fair value as of each reporting date until the expiration or exercise of the instruments. The amount recorded in other income on the accompanying statements of operations related to these outstanding warrants for the year ended December 31, 2009 was $161,001.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We use the Black-Scholes pricing model to calculate fair value of our warrant liabilities. Key assumptions used to apply this model are as follows:

	January 1, 2009	December 31, 2009
Risk free interest rate	1%	1%
Expected life	2.8 years	1.8 years
Expected volatility of common share price	66%	106%
Common share price	$0.63	$0.19

The Company adopted new guidance that defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements as of January 1, 2008. The new standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The definition of fair value focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents the assets and liabilities carried at fair value on December 31, 2009.

	Total Gains (Losses)	Fair Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Non-Recurring
Long-lived assets held and used (construction in progress)	$(21,403,506)	$280,000	$—	$280,000	$—
Recurring
Warrant liabilities	161,101	6,376	—	6,376	—

Construction in progress for future projects was written down to the fair value of $280,000, resulting in an impairment charge of $21,404,506 which was included in earnings. During the year ended December 31, 2009 the Company determined that certain construction in progress amounts that had been carried at cost on the Company’s balance sheet were impaired. Based upon information known to the Company, the fair value of these investments under the criteria of this standard, were not recoverable except for a land value and one of the projects and the Company recognized a loss on these investments. For additional information see footnote N—Impairment of Assets.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We have concluded that it is impractical to estimate the fair value of (1) 9% California tax-exempt bonds (2) 7% Texas tax-exempt bonds and (3) 7% Nebraska tax-exempt bonds. Current markets for these securities are illiquid and there are few or any comparable transactions being completed. In addition, the current credit profiles of Environmental Power, Microgy Holdings and Microgy Grand Island, the existence of limited restricted funds that may be used as collateral for these bonds, the current state of projects that these bonds are financing and the fact that these bonds are in default makes it impractical to calculate a fair value of these instruments using management assumptions. Management is unable to observe comparable transactions.

We have also concluded it is impractical to estimate the fair value of the $8,000,000 in 14% convertible notes issued in March and May 2009 because there are no recent, similar transactions in the marketplace for comparison and the fact that we have received notice of default with respect to these notes.

Management has concluded that the carrying value of accounts receivable and accounts payable approximate fair value.

NOTE M—NOTES RECEIVABLE FROM CURRENT DIRECTORS AND FORMER OFFICER AND DIRECTOR—We have outstanding notes receivable from current directors and a former officer and director for shares purchased in connection with stock option plans in the amount of $638,219 as of December 31, 2009 and December 31, 2008. These notes, partially secured by the underlying shares of stock purchased thereby, are payable upon demand and bear interest at a floating rate which is payable monthly. In accordance with company policy and applicable law, we no longer make loans to our officers or directors.

NOTE N—IMPAIRMENT OF ASSETS—In accordance with ASC Topic 360-10-35 “Accounting for the Impairment or Disposal of Long Lived Assets”, we review our long lived assets to determine whether impairment exists and a write-down is required when events suggest the assets carrying value may not be recoverable. This review includes all of our long lived assets including property, plant and equipment, construction in progress, licensed technology rights, notes receivable, deferred financing costs and other assets. We also review notes receivable from current directors and a former officer and director. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment.

Accordingly we have recorded the following non-cash impairments in the year ending December 31, 2009:

•	Write off of construction in progress costs related to our three Texas projects of $13,349,000 to an estimated remaining fair value of $280,000.

•	Write off of construction in progress costs of $7,055,000 on two of our California projects to an estimated remaining fair value of $0.

•	Write off of certain forfeited tank deposits related to our Texas projects of $341,000.

•	Write off of deferred financing costs of $4,636,000 related to debt that has been repaid or is currently due and payable.

•	Write off of construction in progress costs of $689,000 related to a project that has been abandoned.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

NOTE O—INCOME TAXES

Income tax expense consists of the following for the years ended December 31, 2009, 2008 and 2007:

ANALYSIS INCOME TAX EXPENSE	2009	2008	2007
Current
Federal	—	—	—
State	29,294	26,284	900

Total current tax expense	29,294	26,284	900

Deferred
Federal	—	—	—
State	—	—	—

Total deferred tax expense	—	—	—

TOTAL INCOME TAX EXPENSE	$29,294	$26,284	$900

Income taxes paid during the years ended December 31, 2009, 2008, and 2007 amounted to $29,294, $26,284, and $900, respectively.

The reconciliation between the actual income tax expense and the income tax expense computed by applying the statutory federal income tax rate to the income before income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

RECONCILIATION OF TAX (BENEFIT) EXPENSE	2009	2008	2007
Federal tax (benefit) expense at 34%	$(12,268,239)	$(5,433,344)	$(3,799,526)
State tax expense	(1,847,847)	(26,284)	(67,485)
Increase in valuation allowance	14,038,206	6,083,819	3,856,892
Permanent differences	107,174	(597,907)	11,019

TOTAL INCOME TAX EXPENSE	$29,294	$26,284	$900

The components of the net deferred income tax asset (liability) as of December 31, 2009 and 2008 are as follows:

ANALYSIS OF DEFERRED TAX ASSET ( LIABILITY)	2009	2008
Deferred tax assets
Stock options, warrants and stock appreciation rights	$837,252	$762,793
Pre-acquisition net operating loss carryforward of Microgy	438,960	497,041
Federal net operating loss and alternative minimum tax carryforwards and credits	23,672,007	16,910,842
Impairment of assets	5,788,559	—
State net operating loss carryforwards	2,967,478	1,402,046
Deferred revenue	198,802	222,934
Other, net	200,334	116,985

Total deferred tax assets	34,103,392	19,912,641
Deferred tax liabilities
Licensed technology rights	(683,084)	(840,596)
Depreciation and start up costs	(972,910)	(662,853)

Total deferred tax liabilities	(1,655,994)	(1,503,449)
Less: valuation allowance	(32,447,398)	(18,409,192)

DEFERRED INCOME TAX ASSET (LIABILITY), net	—	—

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

As of December 31, 2009, we have federal and state net operating loss carryforwards of $71,760,444 and $35,189,554 respectively, which are available to reduce future taxable income. Of the total net federal operating loss carryforwards, $1,373,468 of these net operating loss carryforwards relate to the acquisition of Microgy. Due to the change of ownership provisions in Section 382 of the Internal Revenue Code, our utilization of these net operating loss carryforwards is limited to $368,000 per year. Federal net operating loss carryforwards expire beginning in 2024 and state net operating loss carryforwards begin to expire in various years between 2013 and 2025.

The table below provides an analysis of the activity in the valuation reserve for net operating loss carryforwards for each of the last three years in the period ended December 31, 2009:

Description	Balance at beginning of period	Additions (charged to income tax expense)	Deductions	Balance at end of period
Year Ended December 31, 2009:
Valuation reserve for net operating loss carryforwards	$18,409,192	$14,038,206	$—	$32,447,398

Year Ended December 31, 2008:
Valuation reserve for net operating loss carryforwards	12,325,373	6,083,819	—	18,409,192

Year Ended December 31, 2007:
Valuation reserve for net operating loss carryforwards	8,468,481	3,856,892	—	12,325,373

The provisions of ASC 740 “Income Taxes” related to uncertainty in income taxes were adopted by the Company as of January 1, 2007. As a result of the implementation of this standard, we recognized no material adjustment in the valuation allowance or deferred tax asset. At the adoption date of January 1, 2007, we had $10,387,300 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2009, we have $34,103,392 of unrecognized tax benefits primarily comprised of federal and state net operating losses.

It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we did not have any accrued interest or penalties related to uncertain tax positions. We file income tax returns with federal, state and local authorities. The 2003 federal and state returns were closed in 2007 and no material adjustments were identified towards any of our tax positions. Our federal and state tax returns for 2004 to 2008 are subject to future examination by relevant tax authorities.

NOTE P—SUBSEQUENT EVENTS

We have assessed and reported on subsequent events through the date of issuance of these Consolidated Financial Statements.

The HMI Energy Joint Venture

As previously disclosed, we have been examining various strategic alternatives over the last several months in support of the build-out of Microgy’s project pipeline. In connection with these efforts, in January 2010, Microgy formed a joint development company with Homeland Renewable Energy, Inc., referred to as HRE, whereby Microgy contributed certain assets, as more fully described below, as its contribution for a 30% ownership position, and HRE will contribute $1,500,000 in cash as its equity contribution for its 70% ownership position.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

We entered into the following agreements relating to the joint venture with HRE, referred to as the JV Agreements:

•	a Contribution Agreement, dated January 29, 2010, referred to as the Microgy Contribution Agreement, among Microgy, HMI Energy, LLC, referred to as HMI, and Environmental Power;

•	a Contribution Agreement, dated January 29, 2010, referred to as the HRE Contribution Agreement, between HRE and HMI; and

•	a Limited Liability Company Agreement of HMI, dated January 29, 2010, referred to as the LLC Agreement, between Microgy and HRE.

Pursuant to the Microgy Contribution Agreement, Microgy contributed to HMI

•	certain assets relating to its proposed Bar 20 project in California and its proposed Weld County project in Colorado,

•	rights of first refusal to up to five additional future projects,

•	Microgy’s right to receive net revenues from its Wisconsin projects and the rights and obligations relating to such projects, and

•	Microgy’s right to net receipts from sales of carbon credits available to Microgy, other than those owned or otherwise available to our other subsidiaries, Microgy Holdings and Microgy Grand Island.

In exchange for the foregoing assets, Microgy received 30% of the outstanding membership interests in HMI and will receive payments from HMI totaling $1,100,000. The remaining $400,000 is due and expected shortly.

In connection with the transactions contemplated by the Microgy Contribution Agreement and the HRE Contribution Agreement, Microgy and HRE entered into the LLC Agreement, which sets forth:

•	customary terms for the governance of HMI, consistent with HRE’s majority ownership but providing for certain minority protections for Microgy;

•

provisions relating to capital calls for financing the joint venture’s projects, including provision for an effective 12% carried interest for Microgy in any project for which it does not meet the capital call and an effective 21% carried interest for HRE in any project for which it does not meet the capital call;

•

provisions relating to the negotiation of a Management Services Agreement, pursuant to which Microgy would provide customary management services to HMI, and an Operations and Maintenance Agreement, pursuant to which Microgy would provide customary operations and maintenance services to projects developed by HMI, each to be on commercially reasonably terms, including reimbursement of costs and market-based fees;

•

rights of first refusal on the part of HMI with respect to the development and ownership of Microgy’s next five projects and Microgy’s obligation to use its development efforts exclusively for the benefit of HMI, which rights of refusal and exclusivity obligations terminate upon the earlier to occur of Microgy obtaining all necessary site and manure supply agreements, construction permits and approvals and commercially reasonable offtake agreements for all five such projects or the expiration or termination of the management services agreement and operations and maintenance agreement; and

•	the limited right to buy out HRE’s ownership in HMI for 120% of the purchase price paid for the membership interests in HMI in certain circumstances.

Environmental Power Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2009, 2008 and 2007

HRE specializes in large scale animal waste remediation in the United States, through the development, construction and operation of renewable energy power plants fueled by poultry litter and other agricultural residues. In addition, HRE markets the ash residue from poultry litter combustion as a nutrient rich fertilizer and develops woody biomass fueled power plants through a joint venture with Laidlaw Energy (OTC: LLEG.PK). Microgy believes that entering into the JV Agreements with HRE will provide it with a business partner that can assist Microgy in accelerating the development of the projects contributed by Microgy to the joint venture.

Nasdaq Delisting Notice and Company Appeal

On March 16, 2010, we received notice from Nasdaq Capital Market that we were not in compliance with the $1.00 minimum bid requirement for continued listing and that EPC’s securities would be delisted. As permitted under the Nasdaq rules we have appealed this decision, which will defer any delisting until after the appeal is heard in 30 to 45 days. We will consider available options to regain compliance with the minimum bid price requirement. Nasdaq has informed us that the only historically acceptable definitive plan for regaining compliance is a reverse stock split. We are unable to determine if we will be successful with our appeal and may in any event determine it is in the best interest of the Company to delist our securities even if our appeal is successful.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ENVIRONMENTAL POWER CORPORATION

By:	/s/ RICHARD E. KESSEL
Richard E. Kessel
President and Chief Executive Officer

Date: March 30, 2010

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

Signature	Title	Date

/s/ RICHARD E. KESSEL Richard E. Kessel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/s/ MICHAEL E. THOMAS Michael E. Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ JOSEPH E. CRESCI Joseph E. Cresci	Chairman of the Board of Directors	March 30, 2010

/s/ KAMLESH R. TEJWANI Kamlesh R. Tejwani	Vice Chairman of the Board of Directors	March 30, 2010

/s/ JOHN R. COOPER John R. Cooper	Director	March 30, 2010

/s/ LON HATAMIYA Lon Hatamiya	Director	March 30, 2010

/S/ STEVEN KESSNER Steven Kessner	Director	March 30, 2010

/s/ AUGUST SCHUMACHER, JR. August Schumacher, Jr.	Director	March 30, 2010

/S/ ROBERT I. WEISBERG Robert I. Weisberg	Director	March 30, 2010

/s/ ROGER S. BALLENTINE Roger S. Ballentine	Director	March 30, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of June 2, 2003, among Environmental Power Corporation, EPC Holdings 1, Inc. and EPC Merger Sub, Inc. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K/A dated June 2, 2003, as filed with the SEC on June 10, 2003 (SEC File No. 000-15472)).

3.01	Restated Certificate of Incorporation of the Registrant, as amended (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

3.02	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated December 7, 2007, as filed with the SEC on December 13, 2007 (SEC File No. 001-32393)).

4.01	Certificate of Designations, Preferences and Rights of the Series A 9% Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K dated, November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

4.02	Indenture for Senior Debt Securities, dated as of March 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated March 10, 2009 (SEC File No. 001-32393)).

4.03	First Supplemental Trust Indenture for 14% Convertible Notes due January 1, 2014, dated as of March 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 10, 2009 (SEC File No. 001-32393)).

4.04	Amendment and Supplement No. 1 to Indenture and First Supplemental Trust Indenture, dated as of May 1, 2009, between Environmental Power Corporation, as Issuer, and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated May 22, 2009 (SEC File No. 001-32393)).

4.05	Form of the 14% Convertible Notes due January 1, 2014 (contained in Exhibit 4.03).

4.06	Form of Restricted Certificate for the 14% Convertible Notes due January 1, 2014 (contained in Exhibit 4.04)

10.01*	Cooperation Agreement, dated as of April 23, 2009, among Environmental Power Corporation, Microgy, Inc., Xergi, A.S. and Danish Biogas Technology, A.S. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 23, 2009 (SEC File No. 001-32393)).

10.02	Promissory Note dated July 30, 1993 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $161,000 (Incorporated by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.03	Promissory Note dated April 12, 2001 by Joseph E. Cresci in favor of Environmental Power Corporation in the original amount of $100,000.00 (Incorporated by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

10.04	Promissory Note dated September 9, 1997 by Robert I. Weisberg in favor of Environmental Power Corporation in the original amount of $48,575.00 (Incorporated by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003 (SEC File No. 000-15472)).

Exhibit No.	Description

10.05+	1993 Director Option Plan (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (SEC File No. 33-70078)).

10.06+	Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.07+	Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 31, 2005 (SEC File No. 001-32393)).

10.08+	Form of Non-Incentive Stock Option Agreement for option grants under the Restated 2002 Director Option Plan (Incorporated by reference to Exhibit 10.79 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.09+	2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 12, 2005 (SEC File No. 001-32393))

10.10+	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (SEC File No. 001-32393)).

10.11+	Form of Incentive Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.12+	Form of Non-Statutory Stock Option Agreement under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.13+	Form of Stock Appreciation Right Agreement under the 2005 Equity Incentive Plan and 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007 (SEC File No. 001-32393)).

10.14+	Form of Stock Appreciation Right Agreement for Non-Employee Directors under the 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008 (SEC File No. 001-32393)).

10.15+	2006 Director Option Plan (Incorporated by reference to Appendix A to the Registrant’s definitive Schedule 14A relating to the definitive proxy materials for the Registrant’s 2006 Annual Meeting of Stockholders, as filed with the SEC on April 3, 2006 (SEC File No. 001-32393)).

10.16+	Form of Non-Statutory Stock Option Agreement under the 2006 Director Option Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 14, 2006 (SEC File No. 001-32393)).

10.17+	Amended and Restated Non-Statutory Stock Option Agreement, dated as of March 29, 2004, between the Registrant and Kamlesh Tejwani (Incorporated by reference to Exhibit 4.08 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 30, 2004 (SEC File No. 001-32393)).

10.18+	Amended and Restated Non-Statutory Stock Option Agreement, dated August 24, 2004, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 24, 2004 (SEC File No. 333-118521)).

Exhibit No.	Description

10.19+	Non-Statutory Stock Option Agreement granted under the Registrant’s 2005 Equity Incentive Plan, dated August 11, 2005, between the Registrant and Joseph E. Cresci (Incorporated by reference to Exhibit 10.82 to the Registrant’s Registration Statement on Form S-2 (SEC File No. 333-128863)).

10.20+	2009 Base Salaries for Named Executive Officers.

10.21+	Amended and Restated Non-Statutory Stock Option Agreement granted under the Registrant’s Restated 2001 Stock Incentive Plan, dated June 29, 2005, between the Registrant and Steven Kessner (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 8, 2005 (SEC File No. 001-32393)).

10.22+	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 16, 2009 (SEC File No. 001-32392)).

10.23+	Employment Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.24+	Non-Statutory Stock Option Agreement, dated July 18, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.25+	Indemnification Agreement, dated July 12, 2006, between the Registrant and Richard E. Kessel (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 12, 2006, as filed with the SEC on July 18, 2006 (SEC File No. 001-32393)).

10.26+	Employment Offer Letter, dated October 11, 2006, between the Registrant and Dennis Haines (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated October 11, 2006, as filed with the SEC on October 16, 2006 (SEC File No. 001-32393)).

10.27+	Employment Offer Letter, dated May 7, 2007, between the Registrant and Michael E. Thomas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 13, 2007 (SEC File No. 001-32393)).

10.28	Form of Warrant to Purchase Shares of Common Stock to be issued to Cargill, Incorporated (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.29	Form of Subscription Agreement for the participants in the Registrant’s private placement of its Series A 9% Cumulative Convertible Preferred Stock and Common Stock Warrants in November 2006 (the “November 2006 Private Placement”) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.30	Form of Warrant to Purchase Shares of Common Stock issued in the November 2006 Private Placement (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, dated October 23, 2006, as filed with the SEC on October 26, 2006 (SEC File No. 001-32393)).

10.31	Loan Agreement, dated as of October 1, 2006, between Microgy Holdings, LLC and the Gulf Coast Industrial Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

Exhibit No.	Description

10.32	Trust Indenture, dated as of October 1, 2006, between the Gulf Coast Industrial Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.33	Guarantee Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.34	Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.35	Support Agreement, dated as of October 1, 2006, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.36	Indemnity Letter, dated as of November 9, 2006, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.37	Management Services Agreement, dated as of November 1, 2006, between Environmental Power Corporation and Microgy Holdings, LLC (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated November 9, 2006, as filed with the SEC on November 14, 2006 (SEC File No. 001-32393)).

10.38+	Stock Appreciation Right Agreement, dated February 28, 2008, between the Registrant and Robert I. Weisberg (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 17, 2008 (SEC File No. 001-32393)).

10.39	Annual Management Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (SEC File No. 001-32393)).

10.40	Long-Term Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008 (SEC File No. 001-32393)).

10.41	Lease Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.42	Trust Indenture, dated as of June 1, 2008, between the City of Grand Island, Nebraska and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

Exhibit No.	Description

10.43	Guaranty Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.44	Pledge Agreement, dated as of June 1, 2008, among Microgy Grand Island, LLC, Wells Fargo Bank, National Association, as Trustee and Swift & Company (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.45	Support Agreement, dated as of June 1, 2008, among Environmental Power Corporation and Microgy Grand Island, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.46	Tax Regulatory Agreement, dated as of June 1, 2008, between Microgy Grand Island, LLC and the City of Grand Island, Nebraska (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.47	Indemnity Letter, dated as of July 22, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets Group, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated July 22, 2008, as filed with the SEC on July 28, 2008 (SEC File No. 001-32393)).

10.48	Loan Agreement, dated as of August 1, 2008, between Microgy Holdings, LLC and the California Statewide Communities Development Authority (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.49	Trust Indenture, dated as of August 1, 2008, between the California Statewide Communities Development Authority and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.50	Supplemental Guarantee Agreement, dated as of August 1, 2008, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C., Rio Leche Estates, L.L.C., Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.51	Joinder, dated as of August 1, 2008, to Collateral Trust Agreement, dated as of October 1, 2006, among Microgy Holdings, LLC, MST Production Ltd., MST GP, LLC, MST Estates, LLC, Mission Biogas, L.L.C., Hereford Biogas, L.L.C. and Rio Leche Estates, L.L.C., on the one hand (the “Texas Subsidiary Guarantors”), and Wells Fargo Bank, National Association, as Trustee, on the other hand (the “Trustee”), executed by the Texas Subsidiary Guarantors, Microgy Hanford, LLC, and Microgy Riverdale, LLC, on the one hand, and the Trustee, on the other hand (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

10.52	Support Agreement, dated as of August 1, 2008, among Environmental Power Corporation and Microgy Holdings, LLC, on the one hand, and Wells Fargo Bank, National Association, as Trustee, on the other hand (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

Exhibit No.	Description

10.53	Indemnity Letter, dated as of August 28, 2008, by Environmental Power Corporation in favor of B.C. Ziegler and Company d/b/a Ziegler Capital Markets, as Underwriter (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated August 28, 2008, as filed with the SEC on September 4, 2008 (SEC File No. 001-32393)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Caturano and Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer

32.1	Section 1350 Certifications of the Registrant’s Chief Executive Officer

32.2	Section 1350 Certifications of the Registrant’s Chief Financial Officer

+	Management contract or compensation plan or arrangement.

*	Confidential treatment granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission