Form 10-K/A
period 2009-12-31
ENVIRONMENTAL POWER CORP
filed 2010-04-30
CIK 805012

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report of Environmental Power Corporation on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Environmental Power Corporation (“we,” “us,” the “Company” or “EPC”) filed on March 30, 2010 with the Securities & Exchange Commission (the “SEC”) is being filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2009 and is, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment certain currently dated certifications.

Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2010 filing of our Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ENVIRONMENTAL POWER CORPORATION

ANNUAL REPORT

ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Roger S. Ballentine, age 47, has been a director since 2007. Mr. Ballentine has been the President and principal consultant of Green Strategies Inc., an energy and environmental policy consulting firm, since February 2001. Previously, Mr. Ballentine served in the Clinton Administration, serving from 1999 until early 2001 as Chairman of the White House Climate Change Task Force and Deputy Assistant to the President for Environmental Initiatives, and from 1998 to 1999 as Special Assistant to the President for Legislative Affairs. Prior to that time, Mr. Ballentine was a partner with the Washington, D.C. law firm Patton, Boggs, L.L.P. Mr. Ballentine is a member of the boards of directors of the American Council on Renewable Energy, the Biomass Energy Research Center, the Solar Electric Light Fund and the American Bird Conservancy, all of which are non-profit organizations. Mr. Ballentine received a B.A. in Economics, magna cum laude, from the University of Connecticut, and a J.D., cum laude, from Harvard Law School. In 2008, Mr. Ballentine was a visiting lecturer at the Harvard Law School. Mr. Ballentine served on the Board of Directors of China Energy Recovery, Inc., a publicly traded company, from 2007 through 2009. Mr. Ballentine was chosen to serve as a director due to his extensive experience with respect to environmental matters and renewable energy, in particular during his government service.

John R. Cooper, age 62, has been a director since 2003. Since 2004, Mr. Cooper has been a principal, director and Chief Financial Officer of Ocean Renewable Power Company, LLC, a venture developing technology and projects to produce electric power from ocean tidal and river currents. Prior to 2002, Mr. Cooper was Senior Vice President and Chief Financial Officer of PG&E National Energy Group (and predecessor companies), where he oversaw all aspects of the structuring and arranging of financing for the construction and acquisition of 8,500 MW of fossil, hydro and renewable electric generating projects and gas pipelines. During his 14 year tenure, these financings were awarded 10 “deal of the year” citations. Previously, he spent eight years with Bechtel Financing Services, Inc., where he was responsible for structuring and arranging financing for large infrastructure and energy projects. He spent three years as chief financial officer of a European oil, shipping, banking and venture capital group in Geneva, Switzerland. He is currently a Director of MachGen, LLC, TUUSSO, LLC, SkyFuel, LLC and Ocean Renewable Power Company, LLC and an advisory director of Republic Financial Corporation’s private equity group. Mr. Cooper holds a bachelor’s degree from Trinity College (Connecticut), a master’s degree in development economics and international studies from the Johns Hopkins Nitze School of Advanced International Studies, and a MBA in finance from the Kellogg Graduate School of Management at Northwestern University. Mr. Cooper was chosen to serve as a director due to his extensive financial accounting experience as well as his experience with the development and financing of power projects.

Joseph E. Cresci, age 67, is a founder of our company and has served as our Chairman since its inception in 1982 and as Chief Executive Officer from 1982 to July 2003. Mr. Cresci’s role as Chairman became a non-executive position in June 2006, and he retired from employment with our company in September 2006. Mr. Cresci now serves as an independent consultant in the area of energy project development. Prior to founding Environmental Power, Mr. Cresci held other senior management positions including CEO/Owner of a distribution business and President/COO of a subsidiary of a New York Stock Exchange listed company. Mr. Cresci holds an A.B. degree from Princeton University and a law degree from Cornell Law School and was a member of the Pennsylvania and Massachusetts bars. In continuing to nominate Mr. Cresci to serve as a director, the Company values the perspective and experience developed over 28 years as a director of the Company that Mr. Cresci brings to his service on the board.

Lon Hatamiya, age 51, has been a director since 2005. Mr. Hatamiya has been a Director of Navigant Consulting, Inc., a publicly traded, specialized, independent consulting firm providing litigation, financial, healthcare, energy and operational consulting services to government agencies, legal counsel and large companies, since July 2007. From January 2004 to July 2007, Mr. Hatamiya was a Director of LEGC, LLC, an international expert consulting firm serving businesses and public agencies specializing in economic analysis and development, intellectual property valuation, international trade and related matters. From December 2003 to March 2004, he was an advisor to Declare Yourself, a non-profit, non-partisan organization focused on motivating young voters. From January 1999 to November 2003, Mr. Hatamiya was Secretary of the State of California’s Technology, Trade and Commerce Agency and Chairman of the Board of the California Infrastructure and Economic Development Bank. From September 1993 to January 1999, Mr. Hatamiya held various positions in the United States Department of Agriculture, including being Vice President of the Credit Commodity Corporation, and Administrator of the Agricultural Marketing Service and the Foreign Agricultural Service. He also practiced law with the international firm of Orrick, Herrington and Sutcliffe. Mr. Hatamiya holds a B.A. in Economics from Harvard University, an M.B.A. in International Business and Entrepreneurial Studies from the UCLA Anderson Graduate School of Management, and a J.D. from the UCLA School of Law. Mr. Hatamiya was chosen to serve as a director due to his experience as a consultant to a wide variety of enterprises as well as his knowledge of and experience with economics, finance and agriculture.

Richard E. Kessel, age 60, has been our President and Chief Executive Officer since July 2006 and a director since 2007. From October 2003 to July 2006, Mr. Kessel was President and Chief Executive Officer of Bedford Partners, a consulting firm assisting private equity firms in acquiring energy, water, waste and other service related enterprises. From July 2002 to September 2003, Mr. Kessel served as the President and Chief Executive Officer for North America, and a Senior Vice President, of Suez Environment, an international company focused on water, wastewater and waste services. The North American operations overseen by Mr. Kessel were comprised of five companies with over 9,200 employees, $1.3 billion in annual revenues and $1.5 billion in assets. Mr. Kessel served as President and Chief Executive Officer of Trigen Energy Corporation, an energy services company with $1 billion in assets, $533 million in annual revenue and 34 operating facilities in 22 states, from April 1, 2000 to June 30, 2002, after serving as its Executive Vice President and Chief Operating Officer from December 1993 to March 31, 2000. Previously, Mr. Kessel was President and Chief Executive Officer of United Thermal Corporation (acquired by Trigen), which owned and operated the district energy systems in Baltimore, Boston, Philadelphia and St. Louis, and Chief Operating Officer of Sithe Energies, Inc., a developer of independent power projects in the United States and global markets. Mr. Kessel serves on the board of directors of ISO New England, Inc., the operator of the New England region’s bulk power system and wholesale electricity markets. Mr. Kessel holds a B.S. in electrical engineering from Manhattan College, completed the course work for a masters in finance from New York University’s Stern School of Business and received an advanced management degree from the Wharton School of Business Executive Program. We are required by the terms of Mr. Kessel’s employment agreement to nominate him for election as a director at each annual meeting of stockholders held during his tenure as President and Chief Executive Officer. Nevertheless, we believe that Mr. Kessel’s business acumen and perspective and insights into our company as a result of his service as President and Chief Executive Officer make him especially well-suited to service as a director.

Steven Kessner, age 57, has been a director since 2005. Mr. Kessner has been the Chairman of the Board and President of The R.E. Group since 1981. In this capacity, Mr. Kessner has overseen the management and operation of the various real estate holding companies and construction and management companies of which The R.E. Group is the parent. Mr. Kessner is the founder of Uncle Steve’s Camp, a non-profit organization for underprivileged children. Mr. Kessner has served on various non-profit boards and has been a volunteer fundraiser for numerous organizations throughout his career. Mr. Kessner holds a B.S. in Economics from Dartmouth College and served as President of his Dartmouth College class. Mr. Kessner was chosen to serve as a director due to his demonstrated business judgment over a successful career in real estate.

August Schumacher, Jr., age 70, has been a director since 2002. Since January 2003, Mr. Schumacher has served as a consultant to W.K. Kellogg Foundation, a consultant advisor to SJH & Company, Inc. and development advisor to Cantera Partners, LLC. Mr. Schumacher served as the third-highest ranking official in the United States Department of Agriculture in the Farm and Foreign Agricultural Service from 1997 to 2001. During this time, he was also President of the USDA’s Commodity Credit Corporation. Prior to his appointment, he directed the Department’s Foreign Agricultural Service. Earlier, Mr. Schumacher was the Senior Agricultural Project Manager for World Bank and also served as the Commissioner of Food and Agriculture for the Commonwealth of Massachusetts. Mr. Schumacher is currently a member of the 21st Century Sustainable Agriculture Task Force of the National Academy of Sciences. In 2007, Mr. Schumacher, among others, oversaw the preparation of the Task Force Report of the Chicago Council of Global Affairs, titled “Modernizing America’s Food and Farm Policy: Vision for a New Direction.” Mr. Schumacher is also chairman of the Wholesome Wave Foundation of Westport, Connecticut, a non-profit organization, and serves on the board of GrainPro, LLC of Concord, Massachusetts, a privately held company. Mr. Schumacher was chosen to serve as a director due to his extensive experience with agriculture, a key constituency for our business, and its interactions with government.

Kamlesh R. Tejwani, age 49, has served as a director since 2003 and has been our non-executive Vice Chairman since July 2006. Since July 2008, Mr. Tejwani has served as Chairman and Chief Executive Officer of AllGreen Energy Pte Ltd., a company focused on the development of renewable energy projects in India designed to generate electricity from biomass. From July 2003 to July 2006, Mr. Tejwani served as our President and Chief Executive Officer. Mr. Tejwani served as President of Target Capital Corporation, a private equity firm, from May

1996 to June 2003. His responsibilities included structuring and implementing investments for an offshore investment fund and assisting operating companies in operational and strategic planning. From April 1990 until December 1995, he served as the Chairman and Chief Executive Officer of Air-Cure Technologies, Inc., a manufacturer and marketer of air pollution control systems. Mr. Tejwani was originally elected to our board in connection with his employment as our President and Chief Executive Officer, and continues to be selected to serve on our board given his long-standing relationship with our company and his demonstrated experience in the development of renewable energy projects.

Robert I. Weisberg, age 63, has been a director since 1994. From 2004 to 2008, Mr. Weisberg was Chairman and CEO of Oceans Casino Cruises, Inc., an operator of casino cruise ships. From 1996 to 2004, he was President and Chief Executive Officer of Alco Financial Services, LLC, a commercial asset-based lending company. Mr. Weisberg was the former President and Chief Executive Officer of Pro-Care Financial Group, Inc., and has held the positions of President and CEO of Fleet Credit Corporation and Executive Vice-President of Fleet Financial Group. A graduate of Northeastern University, he received the Executive Award from a joint program sponsored by Williams College and the Harvard Graduate School of Business. Past Chairman and President of the Commercial Finance Association, he is presently a member of the Commercial Finance Association’s Education Foundation. Mr. Weisberg has served on numerous other public, corporate and non-profit community boards. Mr. Weisberg continues to be selected to serve on our board due to the perspective and experience developed over his more than 16-year relationship with our company as well as his expertise and experience in finance.

Executive Officers

Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant” appearing at the end of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, to which this Form 10-K/A relates. Such information is incorporated herein by reference.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee for 2009 were Messrs. Cooper, Hatamiya and Ballentine. Mr. Cooper serves as chair of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us for the year ended December 31, 2009, and the information provided to us by those persons required to file such reports, no such person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except as follows:

•	Mr. Weisberg filed a Form 4 on April 3, 2009 with respect to his purchase of 3,400 shares of our common stock on March 31, 2009.

•

Each of Mr. Kessel, Mr. Thomas and Mr. Haines filed a Form 4 on June 30, 2009, with respect to the surrender to us of 2,733, 829 and 903 shares, respectively, of our common stock on May 1, 2009 to satisfy certain income tax withholding obligations in connection with the vesting of restricted stock awards.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and our employees. A copy of our code of business conduct and ethics is available on our website at www.environmentalpower.com under “Investor Relations—Corporate Governance”. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or NASDAQ listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

ITEM 11.	EXECUTIVE COMPENSATION

INFORMATION ABOUT EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This compensation discussion describes the material elements of compensation for the fiscal year ending December 31, 2009, that was awarded to, earned by, or paid to each of our current and former executive officers identified in the Summary Compensation Table below as our named executive officers. This compensation discussion primarily focuses on the last completed fiscal year, but we also describe certain compensation actions taken before or after the last completed fiscal year to enhance the understanding of this disclosure.

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

Our company continues to develop. As it does, we have been working to design and implement formal criteria and programs to reward executive officers based upon an assessment of corporate, business-unit and individual performance. As a result of these efforts, in March 2008, our Compensation Committee adopted our Annual Incentive Management Plan and our Long-Term Incentive Plan, in which our executive officers participate, in addition to various compensation plans for other employees other than our executive officers. The Annual Incentive Management Plan and the Long-Term Incentive Plan are described in more detail below. Pursuant to these plans, we expect to evaluate corporate- and business unit-performance by reviewing the extent to which strategic and business-plan goals are met, including such factors as maintaining capital and operating budgets and timely accomplishment of business-development objectives, as applicable. We expect to evaluate individual performance by reviewing attainment of specified personal objectives and the degree to which teamwork and our other values are fostered.

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

Comparative Compensation Review Process and Benchmarking

We do not believe that compensation levels should be controlled by benchmarking. However, we believe that information regarding pay practices at other companies is useful in two respects. First, our compensation practices need to be competitive in the marketplace. Second, marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation. Accordingly, from time to time we have compared our compensation packages—including levels, components, and mix of compensation types—with those of other companies in the alternative energy industry, through reviews of survey data and information gleaned from filings of publicly traded companies and through information compiled and analyzed by others. Going forward, we intend to compare the compensation of our employees to the marketplace within two specific peer groups: (1) alternative energy, energy development and production and water/wastewater treatment companies and (2) start-up and emerging bio-technology companies, and to perform these comparisons at least every two or three years. In addition, we intend to identify a peer group and maintain updated job descriptions for each unique job in order to benchmark positions appropriately.

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

We did not engage any compensation consultants in 2009.

Elements of Executive Compensation

Compensation for our executives has generally consisted of the following elements:

•	base salary;

•	bonuses;

•	long-term incentive compensation via stock-based awards;

•	health, dental, life and disability insurance and other traditional employee benefits, and executive perquisites; and

•	Severance and change-in-control arrangements.

Historically, we have not had any formal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, with input as requested from senior management, has determined subjectively what it believes to be the appropriate level and mix of the various compensation components. The mix of compensation has also been impacted in many cases by the course of negotiations with the executive in question in connection with his hiring. Ultimately, the Compensation Committee’s objective in allocating between annual and long-term compensation opportunities is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and its stockholders. Therefore, we have provided cash compensation in the form of base salary to meet estimated competitive salary norms and, to the extent our cash position has permitted, have rewarded individual performance on an annual basis in the form of bonus compensation. We provide non-cash compensation, principally in the form of equity-based grants such as stock options and, more recently, stock appreciation rights and restricted stock awards, which are intended to create incentives for the achievement both of specific objectives and/or of long-term strategic goals.

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

Bonuses. Bonuses, as well as any annual increases in salaries, are expected to be based on actual corporate and individual performance compared to targeted performance criteria and various subjective performance criteria. Given what we believe are competitive base salaries, as well as our stage of development and cash position, we generally have not paid cash bonuses to our top executives from 2002 through 2006. We did, however, pay bonuses to our executives in respect of 2007, based on their individual performance. Due to our company’s financial condition, no bonuses were paid in respect of 2008, and no bonuses will be paid in respect of 2009. Going forward, we expect to pay bonuses based upon criteria and corporate and individual performance goals established in accordance with the Annual Incentive Management Plan described above, subject to the availability of cash resources to do so. The objective of the Annual Incentive Management Plan will be to:

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

We intend to communicate the annual incentive opportunities under this plan, and the accomplishments necessary to achieve these incentives, to each participating employee early in each plan year. Notwithstanding the adoption of the Annual Incentive Management Plan in early 2008, while specific performance goals for 2008 were initially identified, the goal setting process was hampered by quickly changing circumstances and deteriorating financial market conditions, which resulted in a shift in the Company’s priorities. These conditions persisted into 2009, and in 2009 the Company’s financial condition also deteriorated. As a result, specific performance goals for 2008 and 2009 were not implemented.

Long-Term Incentive Compensation via Stock-Based Awards. Compensation for executive officers also includes the long-term incentives afforded by stock options and other equity-based awards. Our stock option and equity-based award program is designed to align the long-term interests of our employees and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive’s position and the executive’s expected contributions. In 2009, we made stock-based awards in accordance with the terms of the Long-Term Incentive Plan described above. This compensation plan is designed to accomplish several objectives:

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

Insurance, Other Employee Benefits and Perquisites. We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan. Under our 401(k) plan, so long as the employee is employed through the last day of the year in question, we generally make a matching 401(k) contribution of 50% of the employee’s contribution, up to 6% of the employee’s salary for the year, with a maximum matching contribution of $7,500. In 2009 we did not make a matching corporate contribution. In addition, we provide certain perquisites to executives, which are generally detailed in their employment agreements or offer letters. Going forward, we expect to offer supplemental benefits and perquisites to designated executives, which supplement broad-based benefit programs. The objectives of this supplemental benefits and perquisites program will be to:

•	Provide executives with competitive benefits and perquisites versus the marketplace;

•	Replace benefits that are restricted due to ERISA and/or Internal Revenue Code limitations;

•	Attract and retain experienced senior executives;

•	Assist executives in accomplishing job responsibilities; and

•	Supplement executive’s retirement benefits.

Severance and Change-in-Control Arrangements. Compensation for executive officers also includes severance and change-in-control arrangements, which are generally reflected in the employment agreements for such officers. These arrangements, like other elements of executive compensation, are structured with regard to practices at comparable companies for similarly-situated officers and in a manner we believe is likely to attract and retain high quality executive talent. Changes to existing severance arrangements are also sometimes negotiated with departing executives in exchange for transition services and/or general releases. The severance and change-in-control arrangements currently in place with our current executive officers are described in greater detail in this section under the headings “—Employment and Severance Arrangements,” and “—Summary of Potential Payments Upon Termination or Change of Control.”

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

The forms and amounts of non-employee director compensation in 2009 were unchanged from those set in 2007, which were determined by the full Board of Directors following a review of data provided by Heidrick & Struggles, as described above. However, in September 2008, the Board unanimously directed management to defer payment of cash compensation due to Board members until further notice, in order to conserve cash. We have been accruing these amounts as they become due.

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

Discussion of Specific Compensation Arrangements for 2009

On August 19, 2009, the Compensation Committee approved the following compensation arrangements with our executive officers:

Awards under Long-term Incentive Plan

The Compensation Committee approved combined awards of stock appreciation rights and restricted stock to the Company’s executive officers. Pursuant to the guidelines set forth in our 2008 Long-Term Incentive Plan, in the case of Mr. Kessel the award reflects a value of 65% of his salary in order to assure maximum alignment with shareholder interests. The stock appreciation rights were awarded under the our 2006 Equity Incentive Plan, each of which has an exercise price of $0.55 per share, the closing price of the our common stock as reported on The Nasdaq Capital Market on the date of grant, which the Committee determined to be the fair market value of a share of our common stock on the date of grant. The Compensation Committee also made restricted stock awards under our 2006 Equity Incentive Plan, at a purchase price of $0.01 per share. The Compensation Committee chose a vesting-schedule of one-third per year over a three-year period, with the first installment vesting on August 19, 2010, for both the stock appreciation rights and the restricted stock awards, with both the stock appreciation rights and restricted stock awards vesting in full upon a change in control:

Name	Number of Shares Subject to SARs	Number of Restricted Shares	Vesting
Richard E. Kessel	100,000	50,000	1/3 on each of August 19, 2010, August 19, 2011 and August 19, 2012
Michael E. Thomas	25,000	12,500	Same
Dennis Haines	25,000	12,500	Same

The foregoing awards are reflected in more detail in the tables below.

Compensation Policies and Practices as They Relate to Risk Management

We believe that the design of our compensation policies and practices for our employees is relatively straightforward, strikes an appropriate balance between the achievement of short-term objectives and the achievement of long-term value and does not encourage the taking of undue risks. Therefore, given this design, and the nature of our business activities, we do not believe that risks, if any, arising from such policies and practices are reasonably likely to have a material adverse effect on our business.

Executive Compensation

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2009, 2008 and 2007 regarding the compensation of our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer, and our Vice President, General Counsel and Secretary. We refer to these individuals as our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus(1)	Stock Awards(2)		Option Awards(3)		Non-Equity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation(6)		Total
Richard E. Kessel President and Chief Executive Officer and President of Microgy, Inc.	2009 2008	$ $	318,800 312,533	— —	$ $	27,000 90,915	$ $	37,425 605,631	— —	— —	$ $	27,763 42,007	$ $	410,988 1,051,086
	2007		300,000	$100,000		—		—	—	—		38,909		438,909

Michael E. Thomas Senior Vice President, Chief Financial Officer and Treasurer	2009 2008		227,700 225,133	— —		6,750 27,550		9,356 119,254	— —	— —		20,951 28,922		264,757 400,859
	2007		134,680	15,500		—		507,425	—	—		17,295		674,900

Dennis Haines Vice President, General Counsel and Secretary	2009 2008		221,000 217,333	— —		6,750 27,550		9,356 119,254	— —	— —		22,969 21,887		260,075 386,024
	2007		210,000	22,000		—		—	—	—		20,532		252,532

(1)	Bonus amounts for 2007 are bonuses in respect of services for that year, which were paid in 2008. We did not pay any bonuses in respect of services in 2008, nor do we expect to pay any bonuses in respect of services for 2009.
(2)	We did not make any awards of stock in 2007. In 2008, the named executive officers were granted restricted stock awards vesting over two years, and in 2009, the named executive officers were granted restricted stock awards vesting over three years. The amounts in the “Stock Awards” column reflect the fair value of such awards on the date of grant calculated in accordance with Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). Please see Note K to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the assumptions underlying these values, which discussion is incorporated herein by reference. Please see the table below under the heading “Outstanding Equity Awards at Fiscal Year-End” for further detail regarding the restricted stock awards underlying these amounts, including the fair market value on the grant date and the number of shares subject to such awards.
(3)	The amounts in the “Option Awards” column reflect the fair value of such awards on the date of grant calculated in accordance with FASB ASC Topic 718. Please see Note K to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the assumptions underlying these values, which discussion is incorporated herein by reference. Please see the table below under the heading “Outstanding Equity Awards at Fiscal Year-End” for further detail regarding the option awards underlying these amounts, including the exercise price and the number of shares subject to such options.
(4)	We did not pay any non-equity incentive plan compensation in 2007, 2008 or 2009.
(5)	We no longer maintain a pension plan, nor did we maintain any nonqualified deferred compensation plans in 2007, 2008 or 2009.
(6)	The amounts in the “All Other Compensation” column represent the following amounts for the following individuals:

Richard E. Kessel	—2009:	Automobile expense reimbursement: $9,000 Medical insurance premiums: $10,770; Dental insurance premiums: $1,454 Life insurance premiums: $6,539.

	—2008:	Automobile expense reimbursement: $9,000 401(k) corporate matching contribution: $7,750 Medical insurance premiums: $13,498; Dental insurance premiums: $1,972 Life insurance premiums and stipend for life insurance: $9,787 (includes amounts to which Mr. Kessel was entitled to in 2006 put which were paid in 2008.

	—2007:	Automobile expense reimbursement: $13,500 (includes amounts to which Mr. Kessel was entitled in 2006 but which were paid in 2007); 401-K corporate matching contribution: $7,750 Medical insurance premiums: $9,627; Dental insurance premiums: $1,505 Life insurance premiums and stipend for life insurance: $6,527.

Michael E. Thomas	—2009:	Automobile expense reimbursement: $9,000; Medical insurance premiums: $7,516 Dental insurance premiums: $897; Life insurance premiums $3,538.

	—2008:	Automobile expense reimbursement: $9,000; 401(k) corporate matching contribution: $5,500 Medical insurance premiums: $9,825; Dental insurance premiums: $1,078; Life insurance premiums and stipend for life insurance $3,519.

	—2007:	Automobile expense reimbursement: $5,625; 401(k) corporate matching contribution: $5,500 Medical insurance premiums: $5,617; Dental insurance premiums: $553.

Dennis Haines	—2009:	Automobile expense reimbursement: $9,000; Medical insurance premiums: $7,630 Dental insurance premiums: $897 Life insurance premiums: $5,442.

	—2008:	Automobile expense reimbursement: $10,125 (includes amounts to which Mr. Haines was entitled in 2007 and 2006 but which were paid in 2008); Medical insurance premiums: $5,652; Dental insurance premiums: $1,078 Life insurance premiums and stipend for life insurance: $5,032.

	—2007:	Automobile expense reimbursement: $9,750 (includes amounts to which Mr. Haines was entitled in 2006 but which were paid in 2007); Medical insurance premiums: $4,643; Dental insurance premiums: $1,103; Life insurance premiums and stipend for life insurance: $5,036.

The following table sets forth information regarding each grant of an award made to a named executive officer during the fiscal year ended December 31, 2009 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

GRANTS OF PLAN-BASED AWARDS

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock		All Other Option Awards; Number of Securities Underlying		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units		Options		($/sh)	Awards(1)
Richard E. Kessel	8/19/09	—	—	—	—	—	—	—		100,000	(2)	$0.55	$37,425
	8/19/09	—	—	—	—	—	—	50,000	(3)	—		—	27,000
Michael E. Thomas	8/19/09	—	—	—	—	—	—	—		25,000	(2)	0.55	9,356
	8/19/09	—	—	—	—	—	—	12,500	(3)	—		—	6,750
Dennis Haines	8/19/09	—	—	—	—	—	—	—		25,000	(2)	0.55	9,356
	8/19/09	—	—	—	—	—	—	12,500	(3)	—		—	6,750

(1)	The amounts in the “Grant Date Fair Value of Stock and Option Awards” column for options and SARs reflect the grant date fair value of each equity award calculated in accordance with FASB ASC Topic 718, using a Black-Scholes option-pricing model employing certain variables and related assumptions, including stock price volatility. The amounts shown in this column are, therefore, projections that do not necessarily reflect the actual cash compensation to be received by the option holder upon exercise of the option or SAR. The assumptions we used to calculate these amounts are discussed in Note K to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The amounts shown in this column for restricted stock awards reflect the grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and are projections that do not necessarily reflect the actual cash compensation to the recipient of the award on the date the award vests or when the underlying shares are sold. As of December 31, 2009, the closing market price of our common stock was $0.19 per share.
(2)	Represents shares subject to SARs vesting as to one-third of the shares subject thereto on each of August 19, 2010, 2011 and 2012.
(3)	Represents shares subject to a restricted stock award vesting as to one-third of the shares subject thereto on each of August 19, 2010, 2011 and 2012.

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

Information Relating to Equity Awards and Holdings

The following table sets forth information regarding unexercised stock options and stock appreciation rights, stock that has not vested and equity incentive plan awards for each of the named executive officers outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options/SARs Exercisable	Number of Securities Underlying Unexercised Options/SARs Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option/ SAR Exercise Price	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard E. Kessel	—	100,000	(2)	—	$0.55	8/18/2019	—		—	—	—
	250,000	—		—	$6.30	7/16/2016	—		—	—	—
	150,000	—		—	$5.52	6/2/2018	—		—	—	—
	16,639	16,639	(3)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	50,000	(4)	$9,500	—	—
	—	—		—	—	—	8,250	(5)	$1,568	—	—
Michael E. Thomas	—	25,000	(2)	—	$0.55	8/18/2019	—		—	—	—
	50,000	—		—	$6.75	5/20/2017	—		—	—	—
	5,832	5,833	(37)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	12,500	(4)	$2,850	—	—
	—	—		—	—	—	2,500	(5)	$475	—	—
Dennis Haines	—	25,000	(2)	—	$0.55	8/18/2019	—		—	—	—
	75,000	—		—	$5.05	10/15/2016	—		—	—	—
	25,000	—		—	$5.52	6/2/2018	—		—	—	—
	5,544	5,545	(3)	—	$5.52	6/2/2018	—		—	—	—
	—	—		—	—	—	12,500	(4)	$2,850	—	—
	—	—		—	—	—	2,500	(5)	$475	—	—

(1)	The amounts in this column are calculated based on a price per share of $0.19, the closing market price per share of our common stock on December 31, 2009.
(2)	Represents shares subject to SARs vesting as to one-third of the shares subject thereto on each of August 19, 2010, 2011 and 2012.
(3)	Represents shares subject to SARs vesting on May 1, 2010.
(4)	Represents shares subject to a restricted stock award vesting as to one-third of the shares subject thereto on each of August 19, 2010, 2011 and 2012.
(5)	Represents shares subject to a restricted stock award vesting on May 1, 2010.

2009 OPTION/SAR EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise(2)	Number of Shares Acquired on Vesting	Value Realized on Vesting
Richard E. Kessel	—	—	8,250	$3,878
Michael E. Thomas	—	—	2,500	$1,175
Dennis Haines	—	—	2,500	$1,175

(1)	The amounts in the “Number of Shares Acquired on Exercise” represent the number of shares issued to the executive in question, net of a number of shares having a fair market value necessary to pay the exercise price of the shares issued, based on the market price per share of our common stock on the date of exercise.
(2)	The amounts in the “Value Realized on Exercise” column are calculated based on the market price per share of our common stock on the date of exercise or vesting, multiplied by the number of shares issued to the executive.

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

The following tables set forth information regarding potential payments and benefits that each named executive officer who was serving as an executive officer on December 31, 2009 would receive upon termination of employment or a change of control of Environmental Power under specified circumstances, assuming that the triggering event in question occurred on December 31, 2009, the last business day of the fiscal year.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

	Termination without Cause*				Voluntary Resignation
Name	Cash Payments(1)	Value of Benefits(2)	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Total	Cash Payments
Richard E. Kessel	$478,200	$41,644	$12,635	$532,479	—
Michael E. Thomas	227,700	7,516	—	235,216	—
Dennis Haines	221,000	7,630	—	228,630	—

	Immediately upon a Change of Control		Termination in Connection with a Change of Control*
Name	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Cash Payments(1)	Value of Benefits(2)	Value of Options/SARs/ Stock Awards with Accelerated Vesting(3)	Total
Richard E. Kessel	$—	$478,200	$41,644	$12,635	$532,479
Michael E. Thomas(4)	0	227,700	7,516	3,325	238,541
Dennis Haines(4)	—	221,000	7,630	3,325	231,955

*	Potential payments also apply in the case of termination of employment by Mr. Kessel for good reason, as defined in his employment agreement.
(1)	The amounts in this column reflect a lump sum payment based upon annual base salary in effect on December 31, 2009. Mr. Kessel would also be entitled to a pro-rata portion of any bonus to which he would have been eligible. Mr. Kessel will not be paid a bonus in respect of his services for 2009.
(2)	Represents:

•

In the case of Mr. Kessel, the aggregate value of automobile expense reimbursement, 401(k) match, and medical, dental and life insurance premiums provided or expected to be provided to the named executive, in each case based on the amount of such benefits which he received in 2009.

•

In the case of Messrs. Haines and Thomas, the aggregate value of medical insurance premiums for a 12-month period following termination of employment, in each case based on the annualized amount of such benefits to which the executive was entitled in 2009.

(3)	The amounts in this column represent the value of restricted stock awards with accelerated vesting and are calculated based on $0.19, the closing market price per share of our common stock on December 31, 2009. In the case of options or SARs subject to accelerated vesting, because the exercise price of any such options or SARs exceeded the closing market price per share of our common stock on December 31, 2009, such options or shares would not have had any value as of such date.
(4)	Messrs. Haines and Thomas would be entitled to receive the payments and benefits set forth in this table irrespective of whether their employment is terminated in connection with a change-in-control.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2009 regarding the compensation of our directors who are not also named executive officers.

DIRECTOR COMPENSATION

Name	Fees Earned but Not Paid in Cash	SAR Awards(1)	All Other Compensation	Total
Roger S. Ballentine	$48,000	$2,029	—	$50,029
John R. Cooper	58,000	2,029	—	60,029
Joseph E. Cresci	84,000	3,551	—	87,551
Lon Hatamiya	48,000	2,029	—	50,029
Steven Kessner	48,000	2,029	—	50,029
Kamlesh R. Tejwani	48,000	2,029	—	50,029
August Schumacher, Jr.	48,000	2,029	—	50,029
Robert I. Weisberg	48,000	2,029	—	50,029

(1)	The amounts in the “SAR Awards” column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

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

In September 2008, our board of directors unanimously authorized us to defer payment of the monthly cash fees set forth above until further notice. We have been accruing these fees on our financial statements at such times as they would otherwise become due.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended December 31, 2009 were Messrs. Hatamiya, Schumacher and Kessner. No member of the Compensation Committee was at any time during the fiscal year ended December 31, 2009, or formerly, an officer or employee of Environmental Power or any subsidiary of Environmental Power, nor has any member of the Compensation Committee had any relationship with Environmental Power during the fiscal year ended December 31, 2009 requiring disclosure under Item 404 of Regulation S-K.

None of our executive officers has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of the Compensation Committee of Environmental Power.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report of Environmental Power Corporation on Form 10-K for the year ended December 31, 2009 and the proxy statement of Environmental Power for its 2010 Annual Meeting of Stockholders.

By the Compensation Committee of the Board of Directors of Environmental Power Corporation

Lon Hatamiya, Chair
August Schumacher, Jr.
Steven Kessner

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership Information

Beneficial Ownership of Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2010 by:

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

Beneficial ownership is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. Shares of common stock issuable under stock options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2010 are deemed to be beneficially owned by the person holding the option or warrant for purposes of calculating the percentage ownership of that person but are not deemed outstanding for purposes of calculating the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1), (2)	Number of Outstanding Shares Beneficially Owned	Shares Underlying Options, Warrants or Other Securities Currently Exercisable or Convertible	Additional Shares Underlying Options, Warrants or Other Securities Exercisable or Convertible within 60 Days	Total Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Joseph E. Cresci (3)	765,222	342,858	0	1,108,080	6.90%
Chairman
Black River Commodity Clean Energy Investment Fund LLC (4)	0	1,743,460	0	1,743,460	9.99%
Other Directors
Kamlesh R. Tejwani	0	571,429	0	571,429	3.51%
Vice Chairman
John R. Cooper	9,094	57,858	0	66,952	0.42%
Lon Hatamiya	2,250	29,286	0	31,536	0.20%
Steven Kessner (5)	542,677	72,037	0	614,714	3.90%
August Schumacher, Jr.	18,142	65,001	0	83,143	0.53%
Robert I. Weisberg (6)	68,442	65,003	0	133,445	0.85%
Roger S. Ballentine	0	0	0	0	0.00%
Richard E. Kessel	113,767	400,000	0	513,767	3.19%
President and Chief Executive Officer
Other Named Executive Officers
Michael E. Thomas	16,671	0	0	16,671	0.11%
Senior Vice President, Chief Financial Officer and Treasurer
Dennis Haines	26,597	100,000	0	126,597	0.80%
Vice President and General Counsel
All executive officers and directors as a group (11 persons, consisting of 3 officers (including an employee director) and 8 non-employee directors)	1,562,862	1,703,472	0	3,266,334	18.76%

Footnotes

(1)	Unless otherwise indicated, the address of each beneficial owner is care of Environmental Power Corporation, One Cate Street, 4th Floor, Portsmouth, NH 03801.
(2)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, except, where applicable, to the extent authority is shared by spouses under community property laws, and all shares are held beneficially and of record by the named person.
(3)	Includes (i) 582,577 shares held in the Joseph E. Cresci Revocable Trust U/T/A DTD 4/3/96 of which Mr. Cresci is the trustee, (ii) 8,532 shares held in the Joseph J. Cresci & Mildred E. Cresci Trust, as to which Mr. Cresci has shared voting and investment power, (iii) 142,857 shares deposited in a 50-year voting trust on November 20, 1996, as to which David K. Mulhern, the trustee of the voting trust, has beneficial ownership in his capacity as trustee with sole voting power, but as to which Mr. Cresci has beneficial ownership through voting trust certificates held by The Cresci Family Limited Partnership, of which Mr. Cresci is the sole general partner with sole dispositive power, and (iv) 342,858 shares that Mr. Cresci has the right to acquire pursuant to currently exercisable stock options. Does not include 2,857 shares owned by Mr. Cresci’s wife, as to which shares Mr. Cresci has neither voting nor investment power and as to which shares he disclaims beneficial ownership. Of the shares beneficially owned by Mr. Cresci, 164,286 shares are pledged as security for Mr. Cresci’s obligations under promissory notes held by Environmental Power having an aggregate outstanding principal amount of $179,146.
(4)	This stockholder has an address at 12700 Whitewater Drive, Minnetonka, MN 55343. This stockholder has the right to acquire a total of 2,249,930 shares of our common stock issuable upon conversion of 224,993 shares of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, held by this stockholder, and 1,124,965 shares of our common stock issuable upon exercise of currently exercisable warrants held by this stockholder. The terms of the series A preferred stock and the warrants held by this stockholder provide that this stockholder may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, the stockholder, together with its affiliates, would beneficially own more than 9.99% of the outstanding shares of our common stock. The number of shares beneficially owned by this stockholder reflects the application of this limitation based on the number of shares of our common stock issued and outstanding as of November 15, 2007. Black River Asset Management LLC is the stockholder’s investment advisor and may be deemed to beneficially own the shares held by this stockholder insofar as it has the power to vote and dispose of such shares. Peter J. Lee, as a Managing Director of Black River Asset Management LLC, may be deemed to beneficially own the shares held by this stockholder insofar as he has the authority, with others, to vote or dispose of such shares. Black River Asset Management LLC and Mr. Lee each disclaim beneficial ownership of the shares beneficially owned by the fund, except to the extent of its or his pecuniary interest therein, if any.
(5)	Includes (i) 445,257 outstanding shares held by RE Funding, LLC, of which Mr. Kessner is the sole officer and director and over which he has sole voting and investment control, (ii) 77,936 outstanding shares held in equal amounts by the Adam Kessner Trust, the Michael Kessner Trust, the Richard Kessner Trust and the Robert Kessner Trust. Mr. Kessner is the sole trustee of each of the foregoing trusts and has sole voting and investment control over the shares held by such trusts and (iii) 19,484 outstanding shares held by Mr. Kessner as custodian for Jonathan Kessner, over which Mr. Kessner exercises sole voting and investment control.

(6)	Of the shares beneficially owned by Mr. Weisberg, 11,428 shares are pledged as security for Mr. Weisberg’s obligations under a promissory note held by Environmental Power having an outstanding principal amount of $48,575.

Beneficial Ownership of Our Series A 9% Cumulative Convertible Preferred Stock

The following table sets forth information regarding beneficial ownership of our series A 9% cumulative convertible preferred stock, referred to as the series A preferred stock, as of February 28, 2010 by each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our series A preferred stock. Each share of series A preferred stock is entitled to vote at all regular and special meetings of our stockholders on an “as converted” basis, with one vote per share of common stock into which such shares of series A preferred stock are convertible, and having voting rights and powers equal to those of the holders of common stock. Each share of series A preferred stock is currently convertible into approximately 10.04 shares of common stock. Our series A preferred stock is not registered under the Securities Exchange Act of 1934, as amended.

The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Black River Commodity Clean Energy Investment Fund LLC(2)	224,993	80.00%
Leonard Brecken and Affiliate (3)	56,248	20.00%

(1)	Except as otherwise indicated in the footnotes below, the named person has sole voting and investment power with respect to the shares indicated, and all shares are held beneficially and of record by the named person.
(2)	See footnote 4 to the preceding table for additional information.
(3)	Based in part on a Schedule 13G filed by Mr. Brecken and Brecken Capital, LLC on August 8, 2007. Mr. Brecken and Brecken Capital, LLC have an address of 346 Hartshorn Drive, Short Hills, NJ 07078. The number of shares of series A preferred stock beneficially owned is comprised of 9,400 shares of series A preferred stock held Mr. Brecken personally and 46,848 shares of series A preferred stock held by Brecken Capital Management, LLC. These stockholders also hold warrants to purchase 46,967 and 234,273 shares of our common stock, respectively. The terms of the series A preferred stock and the warrants held by these stockholders provide that these stockholders may not convert shares of series A preferred stock, or exercise warrants, if, after giving effect to such conversion or exercise, either stockholder, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of our common stock. The foregoing beneficial ownership limitation may be waived by each stockholder, at its election, upon not less than 61 days’ prior notice to us, to change the limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of series A preferred stock or exercise of warrants held by such stockholder. Thereafter, the 9.99% limitation may not be waived. We believe that Mr. Brecken is also the owner of 559,634 shares of our common stock. Mr. Brecken is the Managing Director of Brecken Capital, LLC, which is the general partner of Brecken Capital Management Fund LLC; both Mr. Brecken and Brecken Capital, LLC may be deemed to beneficially own the shares held by Brecken Capital Management Fund LLC, insofar as they exercise voting and investment authority with respect to such shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,502,664	$5.72	617,750
Equity compensation plans not approved by stockholders(2)	1,304,088	$5,04	—

Total	3,806,752	$5.49	617,750

(1)	Consists of our 1993 Director Option Plan, our Restated 2001 Stock Incentive Plan, our Restated 2002 Director Option Plan, our 2005 Equity Incentive Plan, our 2006 Equity Incentive Plan and our 2006 Director Option Plan. The information in columns (a), (b) and (c) does not include or give effect to 1,154,534 shares of our common stock underlying stock appreciation rights having a weighted average exercise price of $3.41 granted under our 2005 Equity Incentive Plan and our 2006 Equity Incentive Plan. Such stock appreciation rights may be settled in cash, shares or a combination thereof, at our election, and we cannot now determine the number of shares of our common stock which may be issued upon exercise of such stock appreciation rights.
(2)	Consists of the following options and warrants:

•	A ten-year option for 14,286 shares of common stock issued in 2002 to Madison Power in consideration of certain services. This option has an exercise price of $4.06 per share and vested May 2003.

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

Employment and Retirement Agreements

We have entered into employment and retirement arrangements with certain of our executive officers, former executive officers and directors. For additional information regarding these agreements, see “Information About Executive and Director Compensation—Employment, Transition, Retirement, Consulting and Severance Agreements” appearing in Part III, Item 11 of this report. Except for such agreements and the other compensation arrangements described in this Form 10-K/A, we did not enter into any transactions with related persons within the meaning of Item 404 of Regulation S-K during the fiscal year ended December 31, 2009 in which the amount involved exceeded $120,000.

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

There were no related person transactions presented for review in 2009.

Board Determination of Independence

Under applicable rules of The NASDAQ Stock Market LLC, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Ballentine, Cooper, Kessner, Schumacher, Weisberg or Hatamiya has a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and therefore, that each of these directors is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules. In addition, none of the current members of our board of directors, other than Mr. Kessel, is an employee of Environmental Power or any of its subsidiaries. Furthermore, the board expects that Messrs. Cresci and Tejwani may become “independent” within the next couple of years if they remain on our board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

Caturano and Company, P.C. served as our independent auditors for the fiscal years ended December 31, 2009 and 2008. The fees billed for professional services rendered to us by Caturano and Company, P.C. in respect of services rendered in respect of 2009 and 2008 are described below.

Year	Audit Fees(1)	Audit- Related Fees(2)	Tax Fees	All Other Fees
2009	$319,138	$9,898	—	—
2008	$305,000	$83,455	—	—

(1)	Comprised of professional services rendered in connection with the audit of our financial statements and the reviews of financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated, as well as testing of management’s assessment of internal controls and procedures in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Comprised of professional services rendered in connection with the preparation and review of registration statements filed with the Securities and Exchange Commission and other matters arising out of the audit of our financial statements and relating to the offerings to which such registration statements related, including the issuance of consents and comfort letters.

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

ENVIRONMENTAL POWER CORPORATION

By:	/s/ RICHARD E. KESSEL
Richard E. Kessel
President and Chief Executive Officer

Date:	April 30, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. KESSEL Richard E. Kessel	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2010

/s/ MICHAEL E. THOMAS Michael E. Thomas	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2010

* Joseph E. Cresci	Chairman of the Board of Directors	April 30, 2010

* Kamlesh R. Tejwani	Vice Chairman of the Board of Directors	April 30, 2010

* John R. Cooper	Director	April 30, 2010

* Lon Hatamiya	Director	April 30, 2010

* Steven Kessner	Director	April 30, 2010

* August Schumacher, Jr.	Director	April 30, 2010

* Robert I. Weisberg	Director	April 30, 2010

* Roger S. Ballentine	Director	April 30, 2010

*By:	/s/ MICHAEL E. THOMAS
Michael E. Thomas
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial Officer